Form 10QSB
period 2003-09-30
VERIDIUM CORP
filed 2003-11-13
CIK 1269127

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------
                                   FORM 10-QSB
                              ---------------------


                QUARTERLY REPORT PURSUANT TO SECTION 10 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended September 30, 2003






                              VERIDIUM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                              000-050469                    59-3764931
--------------------------------------------------------------------------------
(State of other jurisdiction of    (Commission file number)      (IRS Employer
incorporation or organization)                               Identification No.)


1 JASPER STREET, PATERSON, NEW JERSEY                                 07522

--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (973) 942-7700
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

The number of outstanding shares of common stock as of September 30, 2003 was 21,665,476. Based on the average closing bid and ask price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2003 was $12,132,667.

Transitional Small Business Disclosure Format:  Yes         No  X .
                                                    -----      ---

                      VERIDIUM CORPORATION AND SUBSIDIARIES

        Quarterly Report for the Fiscal Quarter Ended September 30, 2003

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (Unaudited)

 Consolidated Balance Sheets, September 30, 2003 and December 31, 2002........3

 Consolidated Statements of Operations
  For the Three and Nine Months Ended September 30, 2003 and 2002.............4

 Consolidated Statements of Cash Flows
  For the Nine Months Ended September 30, 2003 and 2002.......................5

 Notes to Consolidated Financial Statements...................................6

Item 2.  Managements' Discussion and Analysis of Financial Condition
  and Results of Operations..................................................13

Item 3.  Controls and Procedures.............................................16



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................16

Item 2.  Changes in Securities and Use of Proceeds...........................16

Item 3.  Defaults Upon Senior Securities.....................................16

Item 4.  Submission of Matters to a Vote of Security Holders.................16

Item 5.  Other Information...................................................16

Item 6.  Exhibits and Reports on Form 8-K....................................17



SIGNATURES...................................................................18





                      VERIDIUM CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                September 30,    December 31,
                                                                    2003           2002
                                                                    ----           ----
ASSETS:
Current Assets:
   Cash ....................................................   $     27,046    $        721
   Accounts Receivable, Net ................................      3,049,401         346,850
   Other Receivables .......................................          9,454          78,868
   Inventories .............................................          6,783           7,886
Prepaid Expenses ...........................................        159,786         119,388
                                                               ------------    ------------
       Total Current Assets ................................      3,252,470         553,713

Property and Equipment, Net ................................      3,607,619       2,058,525
Idle Equipment .............................................      1,890,000            --
Other Assets:
   Deposits ................................................        309,532         162,357
   Patents, Net ............................................     10,193,887       5,183,261
   Deferred Financing Costs, Net ...........................        343,252         116,226
   Permits, Net ............................................        294,274          53,776
   Goodwill ................................................      6,509,762            --
                                                               ------------    ------------
       Total Other Assets ..................................     17,650,707       5,515,620
                                                               ------------    ------------

            TOTAL ASSETS ...................................   $ 26,400,796    $  8,127,858
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
   Short Term Borrowings ...................................   $  1,573,686    $     75,000
   Accounts Payable ........................................      2,972,234         695,280
   Accrued Expenses ........................................      1,838,312       1,322,890
   Officers' Loans Payable .................................        447,263           8,888
   Current Maturities of Long-Term Debt ....................      3,421,057         485,000
   Current Portion of Obligations Under Capital Lease ......        258,526         151,577
                                                               ------------    ------------
       Total Current Liabilities ...........................     10,511,078       2,738,635

Long-Term Debt, Net of Current Maturities ..................      2,086,553       1,410,000
Obligations Under Capital Lease, Net of Current Maturities .        377,422         175,630
Deferred Taxes .............................................         36,160            --
Commitments and Contingencies ..............................           --              --
Convertible Debt ...........................................        850,000         100,000
                                                               ------------    ------------
Total Liabilities: .........................................     13,861,213       4,424,265
Mezzanine Common Stock .....................................        560,000            --
Stockholders' Equity:
   Common Stock, $0.001 par value, 50,000,000 shares
   Authorized, 21,670,476 and 9,139,354 shares issued and
   21,665,476 and 9,134,354 shares outstanding, respectively         21,670           9,139
   Additional Paid-in Capital ..............................     25,947,529      16,458,955
   Accumulated Deficit .....................................    (13,976,788)    (12,751,673)
                                                               ------------    ------------
       Subtotal ............................................     11,992,411       3,716,421
   Treasury Stock of 5,000 Shares at Cost ..................        (12,828)        (12,828)
                                                               ------------    ------------

       Total Stockholders' Equity ..........................     11,979,583       3,703,593
                                                               ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................   $ 26,400,796    $  8,127,858
                                                               ============    ============

The accompanying Notes are an integral part of these Consolidated
Financial Statements.




                      VERIDIUM CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)
                                                       For the                         For the
                                                 Three Months Ended               Nine Months Ended
                                                    September 30,                   September 30,
                                                              Restated                       Restated
                                                2003            2002            2003             2002
                                                ----            ----            ----             ----

Revenues: ..............................     $4,098,615       $   1,281      $8,103,703      $3,034,423
   Cost of Revenues ....................      3,265,543         811,261       6,332,959       2,334,459
                                             ----------       ----------     ----------      ----------
     Gross Profit ......................        833,072         470,192       1,770,744         699,964

Operating Expenses:

   General and Administrative ..........        472,027         389,618       1,546,925       1,157,830
   Selling and Research and Development         292,595          42,884         891,314         160,706
                                             ----------       ----------     ----------      ----------
Total Operating Expenses ...............        764,622         432,502       2,438,239       1,318,536
                                             ----------       ----------     ----------      ----------
Operating Profit/(Loss) ................         68,450          37,690        (667,495)       (618,572)

Other Income (Expense):
   Write-off of Deferred Financing Costs       (106,873)           --          (167,477)           --
   Gain on Sale of Fixed Assets ........           --              --            14,000            --
   Conversion Benefit ..................        208,344            --              --              --
   Settlement of Debt ..................         78,402          30,000          78,402          30,000
   Interest Expense ....................       (281,425)        (56,088)       (479,075)       (111,875)
                                              ----------       ----------     ----------      ----------
     Total Other Income (Expense), Net .       (101,552)        (26,088)       (554,150)        (81,875)
                                              ----------       ----------     ----------      ----------
Income /(Loss) Before Provision
  for Income Taxes .....................        (33,102)         11,602      (1,221,645)       (700,447)

Provision for Income Taxes .............         (1,170)           (100)         (3,470)         (1,954)
                                              ----------       ----------     ----------      ----------
Net Income/(Loss) ......................     $  (34,272)      $  11,502     $(1,225,115)     $ (702,401)
                                             ===========      =========     ===========      ==========
Baasic and Diluted Net
Income/(Loss) Per Common Share .........     $    (.00)       $     .00     $      (.09)     $     (.13)
                                             ===========      =========     ===========      ==========

Weighted Average Number of Shares of
Common Stock Outstanding ...............     16,844,885       5,618,789      12,966,831       5,618,789
                                             ==========       =========      ==========       =========




The accompanying Notes are an integral part of these Consolidated
Financial Statements.




                      VERIDIUM CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                   For the Nine Months Ended
                                                                         September 30,
                                                                     2003             2002
                                                                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss ....................................................   $(1,225,115)   $  (702,401)
Adjustment to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
     Depreciation and Amortization .............................       475,860        292,708
     Equity Issued in Exchange for Services Rendered ...........       152,397         22,959
Provision for Doubtful Accounts ................................        65,570         (6,896)
   Changes in:
     Accounts Receivable .......................................      (537,870)       126,637
Other Receivables ..............................................        69,414        (17,069)
     Inventories ...............................................         1,103         (8,505)
     Prepaid Expenses ..........................................       (56,756)        26,583
     Accounts Payable ..........................................       581,958         43,875
Accrued Expenses ...............................................       329,787         27,180
     Increase in Deferred Taxes ................................        17,675           --
                                                                   -----------    -----------
       Net Cash Used in Operating Activities ...................      (125,977)      (194,929)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash Used in Acquisitions of Subsidiary, Net of Cash Acquired      (259,172)          --
Increase in Deposits ...........................................       (27,588)       (42,211)
   Purchase of Property and Equipment ..........................      (458,653)      (208,859)
                                                                   -----------    -----------
       Net Cash Used in Investing Activities ...................      (745,413)      (251,070)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from (Payment of) Short Term Borrowings ............      (325,606)        75,000
   Proceeds from Stock Options Exercised and Sale of Stock .....       101,597         15,750
   Proceeds from Officers' Loans Payable .......................       311,187        518,354
   Repayment of Officers' Loans Payable ........................      (139,312)          --
   Repayment of Long Term Debt .................................       (59,744)          --
   Repayment of Obligations Under Capital Lease ................      (117,945)       (52,741)
   Repayment of Short-term Debt ................................       (70,000)          --
   Proceeds from Short-term Debt ...............................       760,800           --
   Proceeds from Obligations Under Capital Leases ..............        27,630           --
   Proceeds from Long-term Debt ................................       495,000           --
   Decrease in Deferred Financing Costs ........................       (85,892)          --
                                                                   -----------    -----------
       Net Cash Provided by Financing Activities ...............       897,715        556,363
                                                                   -----------    -----------


Net Increase in Cash ...........................................        26,325        110,364

Cash at Beginning of Period ....................................           721         32,460
                                                                   -----------    -----------
Cash at End of Period ..........................................   $    27,046    $   142,824
                                                                   ===========    ===========


The accompanying Notes are an integral part of these Consolidated Financial Statements


                      VERIDIUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        Quarterly Report for the Fiscal Quarter Ended September 30, 2003


1. THE COMPANY

Veridium Corporation (the "Company") is an environmental services provider that uses patented and proprietary green technologies to minimize and eliminate the need for disposal and reduce the burden on natural resources by recycling and mining industrial hazardous wastes. The Company's business model is to develop the domestic hazardous waste management market organically and acquisitively, leveraging the operational efficiencies made possible by the Company's unique green technologies to recycle, reuse and mine all reusable resources from industrial hazardous wastes in a safe, compliant and profitable manner.

The Company was formed in 2003 upon the completion of a series of acquisitions and the consolidation of the former Environmental Services Division of R.M. Jones & Co., Inc. ("Jones"), Enviro-Safe, Corp., KBF Pollution Management, Inc., American Metals Recovery, Corp., New World Recycling, Inc., and Metal Recovery Transportation, Corp., with and into the Company in a reverse reincorporation merger with the Company's predecessor, KBF Pollution Management, Inc. More information on the Company and its business model is available online at www.veridium.com.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Information and Results of Operations

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B and include the results of Veridium Corporation, (the "Company") and its wholly owned subsidiaries. Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein), which the Company considers necessary for the fair presentation of its financial position as of September 30, 2003 and the results of its operations for the three and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002.

These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's predecessor's Form 8KA, filed in July 2003, and Annual Report on Form 10-KSBA for the year ended December 31, 2002. Results of operations for the three and nine months ended September 30, 2003 and cash flows for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year.

Basis of Presentation

The accompanying consolidated financial statements and financial information were prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant operating losses and negative cash flows from operations in both the current and prior fiscal years, primarily due to the spending associated with the recently completed series of acquisitions and aggressive sales growth. Also at September 30, 2003, the Company has a working capital deficit of $7,258,608. The Company anticipates the conversion of $2,114,439 of current liabilities in the fourth quarter of 2003, which will reduce the working capital deficit to $5,144,169. See (Note 11). During the three months ended September 30, 2003, the Company executed planned measures to enhance liquidity and support consolidation expenses with nominal equity and term financing in addition to the refinancing of the Company's existing credit facility. The Company expects to further refinance its existing debt facilities and to convert pre-consolidation long-term debt and other liabilities into equity in the fourth quarter of 2003. Management believes that these initiatives, in conjunction with improved operational results and the anticipated accretive impact of the Company's recent acquisitions will resolve the Company's liquidity and cash flow issues. However, there can be no assurances that the Company will be successful in this regard or will be able to obtain sufficient liquidity to operate and grow the business. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainity.

                      VERIDIUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Quarterly Report for the Fiscal Quarter Ended September 30,
                                 2003 (Cont'd.)

Goodwill

Goodwill resulted from the acquisition of the Environmental Services Division of R.M. Jones & Co., Inc., EnviroSafe Corporation and Metal Recovery Transportation Corp., which were all completed during the second quarter of 2003. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective January 1, 2002, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to impairment by applying a fair value based test.

In accordance with SFAS No. 142, the Company reviews the carrying value of goodwill and intangible assets with indefinite lives annually or in certain circumstances. The Company measures impairment losses by comparing carrying value to fair value. Fair value is determined using the best information available, which consists of reviewing prices for similar businesses.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS 146 is required with the beginning of fiscal year 2003. The adoption of this statement did not have a significant impact on the Company's results of operations.

In November 2002, the FASB issued FASB Interpretation, "FIN", No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. Under FIN No. 45, recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The adoption of FIN No. 45 did not have a significant impact on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIE's) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting a cumulative effect of a change in an accounting principal of financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have any impact on the Company's consolidated financial position or results of operations. The Company has reclassified certain prior year amounts to conform to the current year's presentation.

3. STOCK-BASED COMPENSATION

SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirement of SFAS No. 123. No stock-based employee compensation costs are reflected in the Company's net loss, as all options granted had an exercise price equal to the market value of the Company's underlying common stock at the date of grant. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instrument and the Company's net loss and net loss per common share would have increased to the pro forma amounts indicated in the table below:

                                                         Three Months Ended September 30,
                                                              2003        2002
                                                              ----        ----
Net Income (Loss), as Reported .........................   $ (34,272)   $  11,502

Add: Total Stock-Based Employee Compensation
Expense Determined Under the Fair Value Method .........    (590,331)     (23,744)
                                                           ---------    ---------

Pro Forma Net Loss .....................................   $(624,603)   $ (12,242)
                                                           =========    =========

Basic and Diluted Net Loss per Common Share, as Reported   $    (.00)   $    (.00)
                                                           =========    =========

Pro Forma Basic and Diluted Net Loss per Common Share ..   $    (.04)   $    (.00)
                                                           =========    =========

                                                        Nine Months Ended September 30,
                                                            2003            2002
                                                            ----            ----
Net Loss, as Reported ..................................   $(1,225,115)   $  (702,401)
Add: Total Stock-Based Employee Compensation
  Expense Determined Under the Fair Value Method .......      (940,460)       (32,435)
                                                           -----------    -----------

Pro Forma Net Loss .....................................   $(2,165,575)   $  (734,836)
                                                           ===========    ===========

Basic and Diluted Net Loss per Common Share, as Reported   $      (.09)   $      (.13)
                                                           ===========    ===========

Pro Forma Basic and Diluted Net Loss per Common Share ..   $      (.17)   $      (.00)
                                                           ===========    ===========

The pro forma results are not intended to be indicative of or a projection of future results.

4. RELATED PARTY TRANSACTIONS

In conjunction with the Company's recent acquisition of the Environmental Services Division of R.M. Jones & Co., Inc., the Company issued notes totaling $2.45 million which previously had a conversion feature that allowed them to be converted at a 75% discount to the market value of the Company's common stock at the time of conversion. Accordingly, the Company had recorded a conversion benefit of $816,667, which was to be fully amortized at the end of this fiscal year. In September 2003, R.M. Jones agreed to amend the acquisition agreement to eliminate this conversion feature, thus resulting in the reversal of previous amortization charges of $208,334 in the current period.

On August 28, 2003, the Company's predecessor completed its buy-out of its license agreement with the Company's Vice Chairman and the acquisition of the underlying patents for $1,881,366, net of deposits previously paid, which purchase price was based on an independent appraisal. The total purchase price of the agreement amounted to $12,150,000. The purchase, after applying deposits to the purchase price (See Note 6), will be in the form of preferred equity anticipated to be issued in the fourth quarter of 2003. As of May 1, 2003, the Company commenced amortization of this asset over a 20-year period.

On August 28, 2003, $522,500 in notes payable to a non-affiliate of the Company were converted into 522,500 shares of restricted common stock. All interest payable on these obligations was waived.

In September 2003, the Company's vice chairman entered into an agreement with the Company to extinguish $35,000 in notes payable in regard to the Company's New World Recycling operating unit. All interest payable on this obligation was waived.

5.       ACQUISITIONS

Acquisition of Environmental Services Division of R.M. Jones & Co., Inc., Enviro-Safe Corporation and Metal Recovery Transportation, Corp.

On May 2, 2003, Veridium Environmental Corporation, a wholly-owned subsidiary of the Company, completed its acquisition of the Environmental Services Division of R.M. Jones & Co., Inc. and Enviro-Safe, Corp. for $1.2 million in cash, $2.45 million in seller financing and $560,000 in equity totaling approximately $4.21 million dollars, plus the assumption of certain liabilities. In conjunction with these acquisitions, the Company issued notes totaling $2.45 million. In addition, the final purchase price of the Environmental Services Division of R.M. Jones is subject to a downward adjustment based upon a formula defined in the Purchase Agreement. The adjustment, which will be in the form of adjusting the convertible debentures, will take place during the fourth quarter of this fiscal year.

On May 2, 2003, Veridium Environmental Corporation, a wholly owned subsidiary of the Company, completed its acquisition of Metal Recovery Transportation, Corp. from the Company's Vice Chairman for debt totaling approximately $370,000, plus the assumption of certain liabilities. The stock of MRTC will be held in escrow pending the effective transfer of MRTC's hazardous waste transportation permits.

In connection with these acquisitions, the Company recorded approximately $6.4 million of goodwill. The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in the second quarter for the acquisitions detailed above:

Current assets                                                       $2,235,204
Property, plant and equipment                                         1,047,517
Goodwill                                                              6,435,279
Other non-current assets                                                267,846
                                                                    -----------
     Total assets acquired                                            9,985,846

Current liabilities                                                   2,683,223
Long-term liabilities                                                 1,789,124
                                                                    -----------
     Total liabilities assumed                                        4,472,347
                                                                    -----------

Net assets acquired (liabilities assumed)                            $5,513,499
                                                                    ===========

Such pro-forma data reflects preliminary adjustments to the fair value of the assets purchased, as the Company has not had an opportunity to obtain appraisals or other independent verifications of the fair value of the assets purchased. When such information is obtained, the Company will make appropriate adjustments to the fair value of the assets purchased as necessary.

The results of operations of these acquired businesses have been included in the consolidated financial statements since the respective dates of the acquisitions. The following unaudited pro forma financial information assumes that all acquisitions consummated in the current fiscal year had occurred as of the beginning of the period:

                                      For the Nine Months
                                      Ended September 30,
                                    2003              2002
                                    ----              ----
Total revenue                    $11,726,545       $11,267,306
Net income (loss)                (1,038,893)         (348,700)

Net income per share:
     Basic                           $(0.06)           $(0.06)
                                     =======           =======

Acquisition of Property

On July 22, 2003, the Company's predecessor entered into a contract to acquire the property and premises at which the Company's recycling facility is located for $2,363,500. The Company's predecessor placed a deposit of $100,000 on this transaction.

6. OTHER CHANGES IN STOCKHOLDERS' EQUITY

During the third quarter of 2003, the Company issued 1,835,000 shares of restricted common stock to several parties pursuant to the anti-dilution provisions of the Company's predecessor's agreements, which agreements expired upon completion of the Company's recent merger. Additional deposits were credited to the Company's buy-out of the Company's predecessor's license agreement and acquisition of patents discussed above (See Note 4) in the form of exercised options of 3,785,105 to purchase restricted common stock. Additional changes in stockholders' equity include the issuance of 729,999 shares of restricted common stock for services rendered.

7. RESTATEMENT

As disclosed in the Company's 2002 financial statements included in the Company's Form 10-KSB for the period ended December 31, 2002, management determined that certain amounts in the 2001 financial statements should be restated to reflect the correction of errors. Certain of these errors also affected the Company's 2002 quarterly reporting and, therefore, the Company has restated the prior year quarterly results as follows:

                                                For the Nine Months Ended
                                                    September 30, 2002
                                                As Previously    As
                                                 Reported       Restated
Statement of Operations:
Operating (Loss) (1)(2) ...................         (473,784)   (618,572)
                                              ==============    ========
Settlement of Debt (3) ....................             --        30,000
                                              ==============    ========
Interest Expense (4) ......................          (36,424)   (111,875)
                                              ==============    ========
Net Loss (1)(2)(3)(4) .....................         (512,162)   (702,401)
                                              ==============    ========

Basic and Diluted Net Loss Per Common Share   $         (.04)   $   (.13)
                                              ==============    ========

(1)    Accrual adjusted for certain salaries
(2)    General and Administrative
       expenses adjusted.
(3) Gain on settlement of debt paid for by Company's predecessor's common stock.
(4)    Interest accrual adjusted on loan amounts outstanding.

8. CREDIT FACILITY

Trade Accounts Receivable Financing Agreement

In conjunction with the Company's completion of its various acquisitions, the Company entered into a financing agreement with Prestige Capital Corporation ("PCC"). This agreement dated May 6, 2003 allows for the Company to periodically receive a loan in the form of an advance utilizing its trade accounts receivables as collateral. Certain trade accounts receivable of the Company were financed in this manner. This loan was amended and refinanced on October 3, 2003, to enhance liquidity and decrease interest expense. The loan maximum is $3,500,000 and has no minimum. Interest is calculated based on the duration of the outstanding receivable, which is estimated to be approximately 25% per annum.

GCS Term Financing Agreement

In July 2003, the Company's predecessor entered into a term loan facility with GCS Investments for $500,000. The loan matures on August 1, 2005 and requires interest to be paid monthly at a rate of 10% per annum. Principle payments will commence on March 1, 2004, based on a 60-month amortization and continue with a final payment of $401,254 due on August 1, 2005.

9. COMMITMENT AND CONTINGENCIES

The Company's predecessor was party to the matter entitled Somerset Hills Consultants, Inc., et al, v. KBF. The action was filed in the Supreme Court of the State of New York, February 13, 2002. The Verified Complaint seeks specific performance of certain agreements between the plaintiffs and the Company, plus attorney's fees and costs. While the plaintiffs were awarded partial judgment as to some issues which resulted in adjustment to the Company's litigation accrual, the matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time.

The Company's predecessor was party to the matter entitled Kerns Manufacturing Corp. v. KBF Pollution Management, Inc. The action was filed in the Supreme Court of the State of New York, August 14, 2003. The Verified Complaint seeks performance of certain agreements between the plaintiffs and the Company, plus attorney's fees and costs. The matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time. This matter relates to the Company's recent acquisition of Vulcan Waste Systems, Inc. from Kerns Manufacturing Corp. and the breach by Kerns of the terms and conditions of the relevant acquisition agreement. Included on the balance sheet at September 30, 2003 are $1,890,000 of a fixed asset and 1,350,000 shares of restricted common stock related to the Vulcan acquisition, which acquisition is subject to reversal. The Company is currently pursuing the reversal of this acquisition and seeking the return of the common stock issued.

The Company is involved in a dispute with the landlord for its premises located in Paterson, New Jersey in regard to application of previous funds paid. This matter is expected to be resolved in the fourth quarter of this fiscal year.

The Company is involved in various minor collection matters in which the Company and vendors are seeking payment for services rendered and goods provided.

10. SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

During the third quarter of 2003, the following non-cash investing and financing transactions took place: $522,500 in notes payable were converted into 522,500 shares of restricted common stock and the Company issued 479,999 shares of the Company's common stock in satisfaction of outstanding liabilities.

11. SUBSEQUENT EVENTS

Refinancing of Credit Facilities

On October 3, 2003, the Company entered into an amendment to its agreement with PCC, which refinanced the Company's credit facility to enhance liquidity and lower the interest expense.

Conversion of Debt

In November 2003, the Company executed letters of intent with several investors in the Company's New World Recycling operating unit for the conversion of $725,000 of long term debt into a profit-sharing arrangement in which the investors, in the aggregate, will receive an annuity based on New World Recycling operating unit's net income and the net income of the Company's American Metal Recovery, Corp., subsidiary, paid on a quarterly or more frequent basis. All accrued interest on the relevant notes will be waived. The Company expects to close on this conversion in the fourth quarter of this fiscal year.

In November 2003, the Company executed a letter of intent with its vice chairman to amend its agreement with the Company to provide for the conversion of approximately $370,000 in debt and other liabilities relating to the Company's acquisition of Metal Recovery Transportation, Corp., into equity. The amendment will provide for the redemption of this equity in four annual installments commencing June 30, 2004. The Company expects to close on this conversion in the fourth quarter of this fiscal year.

In November 2003, the Company executed letters of intent with its chairman and vice chairman to convert approximately $370,081 and $127,374, respectively, in loans made to the Company's predecessor and other outstanding liabilities into equity. The Company expects to close on this conversion in the fourth quarter of this fiscal year.

ITEM 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Safe Harbor for Forward - Looking Statements

Certain statements contained within this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (a) ability or inability to continue and improve operations and maintain profitability on an annualized basis; (b) the Company's ability to develop or adopt new and existing technologies in the conduct of its operations; (c) anticipated improvement in the financial performance of the Company; (d) ability to satisfy the Company's general working capital requirements; (e) ability to generate sufficient cash flow from operations to fund all costs of operations; (f) potential acquisition of additional related companies; and (h) our application for listing on the American Stock Exchange. Although the Company has submitted a listing application for its common stock with the American Stock Exchange, it does not satisfy all of the listing criteria of the exchange and it may be seeking a partial waiver of at least one of the listing criteria. No assurance can be given that the Company's common stock will be listed on the American Stock Exchange or if so listed, that any trading market will develop.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors, which could cause future outcomes to differ materially from those described herein. The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations

Three Months Ended September 30, 2003 as compared to the Three Months Ended September 30, 2002

Total revenue for the three months ended September 30, 2003 increased to $4,098,615 as compared to $1,298,453 for the same period in 2002, corresponding to an increase of $2,817,162 or 219.8%. The Company attributes $3,482,316 of the increase in revenue to the volume associated with the Company's recently completed acquisitions and merger, which increase was offset by a decrease of $665,154 in the Company's pre-merger operations. This decrease was attributable to the Company's increased focus on the consolidation and rationalization of the Company's pre- and post-merger operations. The increased revenue realized after completing the Company's various acquisitions was attributable to increased market penetration driven by the synergistic combination of the Company's pre-and post-merger operations and the Company's competitive advantages.

Total cost of revenue for the three months ended September 30, 2003 increased to $3,265,543 as compared to $811,261 for the same period in 2002, corresponding to an increase of $2,454,283 or 302.5%. The Company attributes $2,599,737 of this increase to the volume associated with the Company's recent acquisitions in offset by a decrease of $145,454 from existing operations. The Company's gross profit margin decreased to 20.3% as compared to 36.7% for the same period in 2002, which decrease is attributable the impact of above average profit margins realized in the third quarter of 2002 and $109,508 in amortization expense realized in the current period. After adjustment for these items, the gross profit margin in the current period increased by approximately 5.7% over the same period last year to about 23%. This increase is attributable to the traditionally higher gross margins associated with the businesses acquired during the current period as compared to the Company's pre-merger recycling operations, which have been historically administered at or near their break-even volumes in addition to the positive impact associated with the elimination of certain accounts payable.

Total general and administrative expenses for the three months ended September 30, 2003 increased to $472,027 as compared to $389,618 for the same period in 2002, corresponding to an increase of $82,409 or 21.2%. The Company attributes $263,692 of this increase to the operations of the businesses acquired during the period, which was offset by a decrease of $181,283 in expenses from existing operations. Included in the increase are non-recurring general and administrative expenses associated with the integration of the Company's recently completed acquisitions and the rationalization of the Company's combined new operations. The decrease from the Company's pre-acquisition operations is primarily the result of a change in an estimate for a litigation accrual of approximately $110,000 and the positive impact associated with the elimination of certain accounts payable.

Total selling and research and development expenses for the three months ended September 30, 2003 increased to $292,595 as compared to $42,884 for the same period in 2002, corresponding to an increase of $249,711 or 582.3%. The Company attributes $261,458 of this increase to the increased selling expenses associated with the Company's recently completed acquisitions which was offset slightly by the positive impact associated with the elimination of certain accounts payable.

Total other income and expenses for the three months ended September 30, 2003 increased to $101,552 from $26,088 for the same period in 2002, corresponding to an increase of $75,464 or 289.3%. Contributing to this increase were the following: the write-off of deferred financing costs of $106,873, the reversal of a non-cash charge of $204,762 relating to a conversion benefit charged in a prior period; the extinguishment of $35,000 in long term debt plus related interest of $9,661; interest of approximately $168,022 relating to accounts receivable credit facility issued by PCC; interest of approximately $52,000 for term debt and capital leases; accruals for non-cash interest of approximately $28,098 relating to the Company's predecessor's various debt instruments; and the waiver during the period of approximately $33,000 in accrued and unpaid interest from previous periods.

The Company's GAAP net loss of $34,272 for the three months ended September 30, 2003 compared to a GAAP net income of $11,502 for the same period in 2002, corresponding to a decrease of $45,774. The Company's earnings before interest, taxes, depreciation and amortization for the three months ended September 30, 2003 was $375,343 as compared to $161,806 from the same period in 2002. The Company attributes this increase to the items described above.

Nine Months Ended September 30, 2003 as compared to the Nine Months Ended September 30, 2002

Total revenue for the nine months ended September 30, 2003 increased to $8,103,703 as compared to $3,034,423 for the same period in 2002, corresponding to an increase of $5,069,280 or 167.1%. The Company attributes $5,823,222 of the increase in revenue to the volume associated with the Company's recently completed acquisitions and merger, which increase was offset by a decrease of $753,942 in the Company's pre-merger operations. This decrease associated with the Company's pre-merger operations was attributable to the Company's increased focus on the consolidation and rationalization of the Company's pre- and post-merger operations. The increased revenue realized after completing the Company's various acquisitions was attributable to increased market penetration driven by the synergistic combination of the Company's pre- and post-merger operations and the Company's competitive advantages.

Total cost of revenue for the nine months ended September 30, 2003 increased to $6,332,959 as compared to $2,334,459 for the same period in 2002, corresponding to an increase of $3,998,501 or 171.3%. The Company attributes $3,887,009 of this increase to the volume associated with the Company's recent acquisitions in addition to an increase of $111,492 from existing operations. Included in the increase are non-recurring costs of revenue associated with the integration of the Company's recently completed acquisitions and the rationalization of the Company's combined new operations. The Company's gross profit margin decreased to 21.9% as compared to 23.1% for the same period in 2002, which decrease is attributable the impact of above average profit margins realized in the third quarter of 2002 and $109,508 in amortization expense realized in the current period. After adjustment for these items, the gross profit margin in the current period increased by approximately 8.6% over the same period last year to 23%. This increase is attributable to the traditionally higher gross margins associated with the businesses acquired during the period as compared to the Company's pre-merger recycling operations, which have been historically administered at or near their break-even volumes in addition to the positive impact associated with the elimination of certain accounts payable.

Total general and administrative expenses for the nine months ended September 30, 2003 increased to $1,546,925 as compared to $1,157,830 for the same period in 2002, corresponding to an increase of $389,095 or 33.6%. The Company attributes $459,886 of this increase to the operations of the businesses acquired during the period offset by a decrease of $70,791 in expenses from existing operations. Included in the increase are non-recurring general and administrative expenses associated with the integration of the Company's recently completed acquisitions and the rationalization of the Company's combined new operations. The decrease from the Company's pre-merger operations included increased corporate expenditures including payroll, corporate relations, information systems, insurance and professional fees. These increases were offset by the positive impact associated with the elimination of certain accounts payable.

Total selling and research and development expenses for the nine months ended September 30, 2003 increased to $891,314 as compared to $160,706 for the same period in 2002, corresponding to an increase of $730,608 or 454.6%. The Company attributes $647,282 of this increase to the increased selling expenses associated with the Company's recently completed acquisitions in addition to an increase of $83,326 in expenses from existing operations which were offset by the positive impact associated with the elimination of certain accounts payable.

Total other income and expenses for the nine months ended September 30, 2003 increased to $554,150 from $81,875 for the same period in 2002, corresponding to an increase of $472,275 or 576.8%. Contributing to this increase were the following: the write-off of deferred financing costs of $167,477; the sale of certain fixed assets totaling $14,000; the extinguishment of $35,000 in long term debt and related interest of $9,661; interest of approximately $248,023 relating to accounts receivable credit facility issued by PCC; interest of approximately $78,000 for term debt and capital leases; accruals for non-cash interest of approximately $84,293 relating to the Company's predecessor's various debt instruments; and the waiver during the period of approximately $33,000 in accrued and unpaid interest from previous periods.

The Company's GAAP net loss of $1,225,115 for the nine months ended September 30, 2003 increased form a net loss of $702,401 for the same period in 2002, corresponding to an increase of $522,714. The Company's net loss before interest, taxes, depreciation and amortization for the nine months ended September 30, 2003 was $516,059 as compared to $248,762 from the same period in 2002 which increase is attributable to the items described above.

Liquidity and Capital Resources

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At September 30, 2003, the Company had cash of $27,046, an increase of $26,325 from December 31, 2002, as a result of net cash used from operations of $125,977 combined with net cash used in investing activities of $745,413 offset by net cash provided by financing activities of $897,715.

Operating Activities

Net cash of $125,977 and $194,929 was used in operating activities in the nine months ended September 30, 2003 and 2002, respectively. The decrease in cash used in operating activities was primarily a result of an increase in accounts receivable offset by an increase in non-cash expenditures for services rendered, depreciation and amortization as well as an increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investment activities for the nine months ended September 30, 2003 and 2002 was $745,413 and $251,070, respectively. This increase is primarily attributable to an increase in expenditures for property and equipment, which were made to the Company's recycling plant and computer system infrastructure and cash used in conjunction with the acquisitions.

Financing Activities

Net cash of $897,715 and $556,363 was provided by financing activities for the nine months ended September 30, 2003 and 2002. The increase in cash provided was mainly attributable to proceeds from short and long term debt.

ITEM 3.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                         PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company's predecessor was party to the matter entitled Somerset Hills Consultants, Inc., et al, v. KBF. The action was filed in the Supreme Court of the State of New York, February 13, 2002. The Verified Complaint seeks specific performance of certain agreements between the plaintiffs and the Company, plus attorney's fees and costs. While the plaintiffs were awarded partial judgment as to some issues, the matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time.

The Company's predecessor was party to the matter entitled Kerns Manufacturing Corp. v. KBF Pollution Management, Inc. The action was filed in the Supreme Court of the State of New York, August 14, 2003. The Verified Complaint seeks performance of certain agreements between the plaintiffs and the Company, plus attorney's fees and costs. The matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time. This matter relates to the Company's recent acquisition of Vulcan Waste Systems, Inc. from Kerns Manufacturing Corp. and the breach by Kerns of the terms and conditions of the relevant acquisition agreement. Included on the balance sheet at September 30, 2003 is $1,890,000 of a fixed asset and 1,350,000 shares of restricted common stock related to the Vulcan acquisition, which acquisition is subject to reversal. The Company is currently pursuing the reversal of this acquisition and seeking the return of the common stock issued.

The Company is involved in a dispute with the landlord for its premises located in Paterson, New Jersey in regard to application of previous funds paid. This matter is expected to be resolved in the fourth quarter of this fiscal year.

The Company is involved in various minor collection matters in which the Company and vendors are seeking payment for services rendered and goods provided.

ITEM 2. Changes in Securities and Use of Proceeds

The Company's predecessor completed a reverse split and merger with the Company during the period. Additional information regarding these transactions can be found in the Company's Proxy Statement.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company's predecessor convened its annual meeting on September 24, 2003, at which time the shareholders of the Company's predecessor and the Company voted and approved several measures. Additional information regarding these transactions can be found in the Company's Proxy Statement.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended September 30, 2003:

 Exhibit 31.1: Certification of Kevin Kreisler required by
               Rule 13a-14(a) or Rule 15d-14(a)

 Exhibit 31.2: Certification of John Armas required by Rule 13a-14(a) or
               Rule 15d-14(a).

 Exhibit 32.1: Certification of Kevin Kreisler and John Armas required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

The following is a list of reports filed on Form 8-K during the period:

1. On August 26, 2003, the Company filed a Report on Form 8-K, which related to the Company's predecessor's earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        Veridium Corporation.


Dated:  November 13, 2003           BY:  /s/ Kevin E. Kreisler
                                    --------------------------
                                    Kevin E. Kreisler
                                    Chairman of the Board, President and
                                    Chief Executive Officer (Principal Officer)



Dated:  November 13, 2003           BY:  /s/John C. Armas
                                    --------------------------
                                    John C. Armas
                                    Chief Financial Officer (Principal Officer)




                                  END OF FILING