Form 10KSB
period 2003-12-31
VERIDIUM CORP
filed 2004-04-21
CIK 1269127

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-KSB
                            -------------------------


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                         COMMISSION FILE NO.: 000-050469



                              VERIDIUM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                              59-3764931
--------------------------------------------------------------------------------
(State of other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)


1 JASPER STREET, PATERSON, NEW JERSEY                                      07522
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (973) 942-7700
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. (_____)

State issuer's revenues for its most recent fiscal year: $13,001,111.

The number of  outstanding  shares of common  stock as of December 31, 2003 was:
23,379,916. Based on the average closing bid and ask price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2004 was $10,273,963.



                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement for its 2004 annual shareholder meeting (which is expected to be filed no later than April 29, 2004) are incorporated by reference into Part III of this report.



                               VERIDIUM CORPORATION
                           ANNUAL REPORT ON FORM 10KSB
                                DECEMBER 31, 2003

                                TABLE OF CONTENTS


                                                                                      Page No
Part I
Item 1  Description of Business ........................................................3
Item 2  Description of Properties ......................................................5
Item 3  Legal Proceedings ..............................................................5
Item 4  Submission of Matters to a Vote of Security Holders ............................6

Part II
Item 5  Market for Registrant's Common Equity and
        Related Stockholder Matters ............................   .....................6
Item 6  Management's Discussion and Analysis or Plan of Operation ......................7
Item 7  Financial Statements ..........................................................15
Item 8  Changes and Disagreements with Accountants on
        Accounting and Financial Disclosure ...........................................39
Item 8A Controls and Procedures .......................................................39

Part III
Item 9  Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act .............................39
Item 10 Executive Compensation ........................................................39
Item 11 Security Ownership of Certain Beneficial Owners and
        Related Stockholder Matters ...................................................39
Item 12 Certain Relationships and Related Transactions ................................39

Part IV
Item 13 Exhibits and Reports on Form 8K ...............................................40
Item 14 Principal Accountant Fees and Services ........................................40

Signatures                                                                             42


                           Forward Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of
Financial Condition and Results of Operations--Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2004.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Veridium Corporation, through its subsidiaries ("we," "our," "us," "Veridium," or the "Company"), is an environmental services provider that uses patented and proprietary green technologies to minimize and eliminate the need for disposal and reduce the burden on natural resources by recycling and mining industrial hazardous wastes. Our business model is to develop the hazardous waste management market organically and acquisitively, leveraging the operational efficiencies made possible by our patented and proprietary green technologies to recycle, reuse and mine all recoverable resources from industrial hazardous wastes in a safe, compliant and profitable manner.

Veridium services the hazardous waste management industry. Service providers in this industry are paid to manage the hazardous industrial by-products generated by the vast array of manufacturing processes that are critical to the foundation of the modern economy - from specialty chemicals to ceramics, aerospace to pharmaceuticals, telecommunications to electronics, automotive to food products, munitions to metal finishing, petroleum refining to plastics - the list goes on, and it reaches into almost every sector of our modern economy.

Over the past three decades, the hazardous waste management industry has focused on cost efficient risk aversion - a practice in which costs are balanced against the minimization of harm to human health and the environment, the traditional perspective being that there is always an adverse economic trade-off associated with environmental compliance. Veridium was founded on the premise that there is a flaw in this perspective - that favorable economics can create and drive environmental capital - that the key to sustainability is profitability through technology.

We view hazardous industrial wastes as vast resources. They contain valuable elements in concentrations many times greater than virgin ore extracted from the earth, and partially consumed chemical compounds that retain reuse potential. Our technologies recycle and mine veridium, or green elements, from these industrial ores and manufacture products based upon their latent metal and chemical yield. These technologies are at the core of what we believe to be a strong service advantage over our competitors. Our services include: (a) Recycling Services - we provide the service of recycling hazardous wastes (for which we charge competitive tipping fees), from which we mine commodities (which we then market to manufacturers); and (b) Environmental Services - for similar fees, we provide a series of broader value-added environmental services incidental to and in furtherance of our recycling services, including transportation, distribution, remedial and other related services.

Our industry is governed by federal legislation that manages harm and the risk of harm to human health and the environment from the point wastes are generated (their "cradle") to the point the wastes are ultimately disposed (their "grave"). Our recycling services allow us to eliminate our clients' long-term federal and state mandated "Cradle-to-Grave" liability because we chemically and physically transform hazardous materials into products that can be safely returned to the cradle of commerce for reuse.

This is in stark contrast to most of our competitors who send these materials to their grave instead. The majority of the hazardous wastes generated domestically last year were either landfilled or incinerated for the want of a cost-effective recycling outlet - burying or burning waste has always been cheaper and easier.

We expect to change this through the large-scale recycling and mining of hazardous wastes at the same cost to the generator as landfill or incineration in a safe, compliant and cost-effective manner. Our reuse ethic, green technologies, and the scalability of our capabilities are the core drivers of our growth.

COMPANY BACKGROUND

Veridium Corporation was formed in September 2003 upon the completion of a series of acquisitions and the consolidation of the former Environmental Services Division of R.M. Jones & Co., Inc. ("ESD"), Enviro-Safe, Corp. ("ESC"), KBF Pollution Management, Inc. ("KPMI"), American Metals Recovery, Corp. ("AMRC"), New World Recycling, Inc. ("NWR"), and Metal Recovery Transportation, Corp., ("MRTC") with Veridium Environmental Corporation ("VEC") and into the Company through a merger with KPMI. We presently operate along the northern half of the eastern seaboard of the continental U.S. out of four service centers: our recycling facility and principal offices in Paterson, New Jersey, our RCRA Part B permitted TSDF in Lowell, Massachusetts, our field service operation in Sandwich, Massachusetts and our technical services center in Farmington, Connecticut. More information on Veridium and its business model is available online at www.veridium.com where we also provide free access to our annual reports on Form 10KSB, quarterly reports on Form 10QSB, current reports on Form 8K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronic filing with the SEC.

Veridium Corporation holds seven wholly-owned subsidiaries. VEC is our primary operating entity - all commercial activity is conducted through this subsidiary. VEC, in turn, is the sole owner of AMRC, ESD, ESC and MRTC. AMRC owns NWR and ESD holds Jones Environmental Services (North East), Inc. ("JES-NE"). AMRC is the holding company for our New Jersey recycling facility and JES-NE is the holding company for our Massachusetts based RCRA Part B TSD facility (see Item 2, Description of Properties, below). ESC is the holding company for our field services assets and MRTC is the holding company for our transportation assets.

MERGER AND CONSOLIDATION

VEC completed the acquisition of the assets necessary to bring Veridium's green technologies to market in 2003. From key talent and distribution infrastructure to a substantial existing client base and significant recycling processes, the acquisitions of ESD, ESC, MRTC, AMRC, NWR and JES-NE each contributed vital and necessary resources to the formation of Veridium. The final stage of Veridium's consolidation process was the merger of KPMI with and into Veridium in September 2003. Veridium, the survivor of this transaction, leveraged KPMI's publicly-traded status to thereafter, in October 2003, commence trading on the over the counter bulletin board maintained by the NASD under the symbol "VRDM." These transactions catalyzed our business model and consolidated the assets necessary to bring our green technologies to market.

BUSINESS STRATEGY

We plan to build a fully integrated national hazardous waste recycling company. We intend to do this in several ways: (a) organically, through the provision of exceptional services; (b) acquisitively, through the accretive consolidation of strategic assets; and, (c) through the ongoing development and commercialization of profitable green technologies. Our ambition is to be viewed by our stakeholders as the leading provider of value-added, environmentally-conscious and cost-effective hazardous waste management services based on our green technologies. We expect to employ the following key tactics:

     Organic Growth. We intend to grow share organically by maximizing the distribution of qualified hazardous wastes into our recycling operations. We plan to achieve this in our home demographic with our direct sales presence. We expect to enhance these efforts through the formation of key strategic alliances with compatible companies that command appreciable national share and the ready ability to distribute our brand across the landscape of the national market.

     Strategic and Accretive Acquisitive Development. We plan to compliment our organic growth with the evolution of our direct service reach into new contiguous regional markets by acquiring qualified targets, ultimately building a lean national hub-and-spoke web of recycling facilities and distribution centers. We do not intend to complete any acquisition unless its assets are strategic or its operations are accretive to ours. We believe that we are well positioned to capitalize on the recent consolidation activity in the industry to acquire strategic service, distribution and processing assets with attractive rates of return.

     Green Technology Development. We believe that our recycled products will constitute a major domestic supply of valuable metallic ores as we develop share nationally. We expect that further mining and processing of these products at volume on a selective basis will enhance our earnings. We accordingly intend to continue to develop and implement new green technologies to increase the depth of our capabilities through the vertical integration of increased mining and production capabilities. In a similar fashion, we plan to develop technologies to increase the breadth of our capabilities through the horizontal integration of additional hazardous waste recycling and processing capabilities.

COMPETITION

The hazardous waste industry is best characterized today as being fragmented and no single company holds what we feel to be a dominant competitive position. Service quality and type differs from region to region and pricing accordingly is subject to regional variance. While our principal competition takes the form of disposal in landfill or incineration in general, we compete for share with a number of multi-regional and intra-regional companies. The larger among these, each with different service capabilities, include Onyx Environmental Services, a subsidiary of Veolia Environnement, Dupont Environmental Treatment, a subsidiary of E.I. DuPont de Nemours and Co., Clean Harbors, Inc., Philip Services Corp., Perma-Fix Environmental Services, Inc., and Heritage Environment Services, LLC. There exist also a number of small regional companies that, to some extent, compete with our recycling services but none of these companies approach the breadth of our recycling and service capabilities.

EMPLOYEES

The Company currently has 57 full-time employees. In addition to its executive officers, the company employs sales personnel, staff engineers, process managers, maintenance managers, administrative personnel and general facility technicians. There is no union representation for any of our employees.

INTELLECTUAL PROPERTIES

Veridium's patents and proprietary green technologies were acquired through our reverse merger with KPMI and are now the sole property of Veridium Corporation. Veridium, Veridium Environmental, the "Veridium Logo" and the tagline "A Clear Vision for a Better Environment" are the registered trademarks of Veridium Corporation. We believe that our intellectual property rights are protected to the fullest extent afforded by law.

RESEARCH AND DEVELOPMENT

Veridium's current technologies were acquired in the VEC acquisitions. While we expect that research and development costs will be incurred in the future as we develop and commercialize additional green technologies, there no expenses incurred during 2003 in this regard.

ENVIRONMENTAL LAWS

Veridium's operations are subject to extensive and evolving federal, state, and local environmental laws and regulations. Such federal, state, and local environmental laws and regulations govern our activities regarding the management of hazardous and other industrial wastes. Permits, licenses and/or other approvals are required in order to conduct these activities in compliance with such laws and regulations.

ITEM 2.  DESCRIPTION OF PROPERTIES

RECYCLING OPERATONS

We currently lease a building in Paterson, New Jersey (the "AMRC Facility), and light industrial and office space in Sandwich, Massachusetts and Farmington, Connecticut. We have placed a deposit of $100,000 against our intended acquisition of the AMRC Facility.

HAZARDOUS WASTE MANAGEMENT OPERATIONS

We own the property and premises at which our Lowell, Massachusetts RCRA TSD facility (the "Lowell Facility") is located. This permitted hazardous waste management facility is one of only seven in the New England region.

ITEM 3.  LEGAL PROCEEDINGS

The Company is party to the matter entitled Somerset Hills Consultants, Inc., et al, v. KBF. The action was filed in the Supreme Court of the State of New York, February 13, 2002. The Verified Complaint seeks specific performance of certain agreements between the plaintiffs and KPMI, plus attorney's fees and costs. The plaintiffs were awarded partial judgment as to some issues. The Company has issued 300,128 shares of its common stock into an escrow account pending final judgment in this matter. The matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time.

The Company is party to the matter entitled Kerns Manufacturing Corp. v. KBF Pollution Management, Inc. The action was filed in the Supreme Court of the State of New York, August 14, 2003. The Verified Complaint seeks performance of certain agreements between the plaintiffs and KPMI and VEC, plus attorney's fees and costs. The matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time. This matter relates to VEC's recent acquisition of Vulcan Waste Systems, Inc. ("Vulcan") from Kerns Manufacturing Corp. ("Kerns") and the breach by Kerns of the terms and conditions of the relevant acquisition agreement. The Company incurred an extraordinary loss in December 31, 2003 on its write-off of $1,890,000 of idle equipment connected to this transaction. 1,350,000 shares of restricted common stock related to the Vulcan acquisition remain outstanding. The Company is currently pursuing the reversal of this acquisition and seeking the return of the common stock issued.

The Company assumed and is party to various non-material administrative compliance proceedings for which the Company has accrued $237,500 in potential expenses. The Company is involved in various minor collection matters in which the Company and vendors are seeking payment for services rendered and goods provided.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company convened its annual meeting on September 24, 2003, at which time the shareholders of KPMI and the Company voted and approved several measures including a twenty for one reverse stock split of KPMI and the reincorporation merger of KPMI with and into the Company. Additional information regarding these transactions can be found in KPMI's proxy statement for the relevant meeting.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Veridium's Common Stock trades on the over the counter bulletin board maintained by the NASD under the symbol "VRDM." The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's Common Stock as adjusted for its merger completed during the period and as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium and obtained from the National Quotation Bureau, LLC. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period                                                    High                Low
2003 First Quarter                                        1.50                0.82
2003 Second Quarter                                       1.60                0.20
2003 Third Quarter                                        0.86                0.60
2003 Fourth Quarter                                       0.70                0.35
2002 First Quarter                                        3.20                1.60
2002 Second Quarter                                       2.00                1.00
2002 Third Quarter                                        1.60                0.60
2002 Fourth Quarter                                       1.80                0.80
Title of Class                                Approximate Number of Holders of Record as of December 31, 2003
Common Stock, 0.001 par value                                              2,294

The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares.

DIVIDENDS

We have no present intention of paying dividends in the foreseeable future. Our policy for the time being is to retain earnings and utilize the funds for operations and growth. Future dividend policies will be determined by the Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS and Plan of Operation

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of
Financial Condition and Results of Operations--Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2004.

OVERVIEW

Veridium is an environmental services provider that uses patented and proprietary green technologies to minimize and eliminate the need for disposal and reduce the burden on natural resources by recycling and mining industrial hazardous wastes. Our business model is to develop the domestic hazardous waste management market organically and acquisitively, leveraging the operational efficiencies made possible by our patented and proprietary green technologies to recycle, reuse and mine all reusable resources from industrial hazardous wastes in a safe, compliant and profitable manner.

Veridium was formed in September 2003 upon the completion of a series of acquisitions and the consolidation of the former Environmental Services Division of R.M. Jones & Co., Inc. ("ESD"), Enviro-Safe, Corp. ("ESC"), KBF Pollution Management, Inc. ("KPMI"), American Metals Recovery, Corp. ("AMRC"), New World Recycling, Inc. ("NWR"), and Metal Recovery Transportation, Corp., ("MRTC") with Veridium Environmental Corporation ("VEC") and into the Company through a merger with KPMI. From key talent and distribution infrastructure to a substantial existing client base and significant recycling processes, these acquisitions each contributed vital and necessary resources to the formation of Veridium. The final stage of our consolidation process was the reverse merger of KPMI with and into Veridium in September 2003. Veridium, the survivor of this transaction, leveraged KPMI's publicly-traded status to thereafter, in October 2003, commence trading on the over the counter bulletin board maintained by the NASD under the symbol "VRDM."

Our development efforts in 2003 were primarily focused on the completion of the corporate transactions described above, the integration of the various companies acquired, and organic growth. We completed a series of financings during 2003
(a) to provide the funding to complete the acquisitions and the merger transaction with KPMI, (b) to refinance our various credit facilities, and (c) to restructure our pre-consolidation balance sheet.

Strong cost management practices were systematically employed during our formation process to eliminate redundancies, streamline operations and expedite our full realization of the accretive impact of the consolidation process. While we were successful in this regard during 2003, we expect to realize still further synergies as we bring our integration process to a conclusion in 2004.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS and Plan of Operation

SELECTED FINANCIAL DATA

The following selected consolidated financial information should be reviewed in conjunction with Item 7, "Financial Statements" of this report.

                                                                        For the Years  Ended  December 31,
                                                                             2003              2002
                                                                       ----------------------------------
Income Statement Data:
Revenues .............................................................   $ 13,001,111    $  3,980,391
   Cost of revenues ..................................................     10,741,511       3,781,496
                                                                         ------------    ------------
     Gross profit ....................................................      2,259,600         198,895

Operating expenses:
   Selling expenses ..................................................      1,215,650         251,572
   General and administrative expenses ...............................      3,211,545       2,258,258
   Loss on impairment of assets ......................................      8,509,310       2,541,748
                                                                         ------------    ------------
     Total operating expenses ........................................     12,936,068       5,051,578
                                                                         ------------    ------------

Operating income (loss) ..............................................    (10,676,468)     (4,852,683)

Other income (expense):
   Amortization of deferred financing costs ..........................       (613,664)       (335,403)
   Write-off of fixed assets .........................................           --          (156,955)
   Miscellaneous income, net .........................................           --            35,813
   Forgiveness of accrued interest ...................................        368,884            --
   Gain on sale of fixed assets ......................................         14,350            --
   Interest expense and amortization of debt discount ................     (1,418,803)       (152,916)
   Write-off of idle equipment .......................................     (1,890,000)           --
                                                                         ------------    ------------
     Total other income (expense) ....................................     (3,539,233)       (609,461)
                                                                         ------------    ------------

Loss before provision for income taxes ...............................    (14,215,701)     (5,462,144)
   Provision for income taxes ........................................          4,339           1,954
                                                                         ------------    ------------

Net loss .............................................................    (14,220,040)     (5,464,098)
                                                                         ============    ============

Basic and diluted loss per common share:
   Income (loss) before loss on impairment ...........................          (0.25)          (0.45)
   Loss on impairment of assets ......................................          (0.68)          (0.39)
                                                                         ------------    ------------
     Net loss ........................................................   $      (0.93)   $      (0.84)
                                                                         ============    ============

Weighted average shares of common stock outstanding, basic and diluted     15,270,329       6,493,333
                                                                         ============    ============

Selected Financial Data:
Earnings before interest, taxes, depreciation, amortization
   write-offs and other  non-cash charges  (EBITDA) ..................   $   (772,843)   $ (1,983,296)
Working capital, net of convertible debentures .......................     (2,259,512)     (1,709,922)

Selected Margin Data (%):
Gross profit .........................................................           17.4             5.0
EBITDA ...............................................................           (5.9)          (49.8)
Net loss before loss on impairment and other non-cash charges ........          (24.7)          (73.4)

Selected Growth Data (%):
Revenue ..............................................................          226.9            --
Gross Profit .........................................................         1036.1            --
EBITDA ...............................................................           61.2            --
Net loss before loss on impairment and other non-cash charges ........          (10.1)           --

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS and Plan of Operation

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA")

We define "EBITDA" as net income or loss, less interest, taxes, depreciation and amortization, other non-recurring charges and certain extraordinary or non-recurring gains or losses. We consider EBITDA to be a measurement of performance that provides useful information to both management and investors. EBITDA should not be considered an alternative to net income or loss or other measurements under accounting principles generally accepted in the United States of America as an indicator of operating performance or as a measure of liquidity. EBITDA does not reflect working capital changes, cash expenditures for interest, taxes, capital improvements or principal payments on indebtedness. While EBITDA is a good means to evaluate the probability of cash flow, it does not measure actual cash flow. Our operating cash flow is a better measure of how much cash a company we are generating because it adds non-cash charges (depreciation and amortization) back to net income and includes the changes in working capital that also provide or use cash. Additionally, our measurement of EBITDA might be inconsistent with similar measures presented by other companies. The following is a reconciliation of net income (loss) to EBITDA for the following years ended December 31:

                                                                                      2003            2002
                                                                                 -------------------------------

Net loss .....................................................................   $(14,220,040)   $ (5,464,098)
Depreciation and amortization ................................................        782,828         448,781
Interest expense, net ........................................................      1,418,803         152,916
Forgiveness of accrued interest ..............................................       (368,884)           --
Amortization of deferred financing costs .....................................        613,664         352,455
Provision for income taxes ...................................................          4,339           1,954
Equity in exchange for non-recurring services rendered .......................        604,803         193,086
Loss on impairment and write-off of assets ...................................     10,399,310       2,541,748
                                                                                 ------------    ------------

EBITDA $ .....................................................................       (765,177)   $ (1,790,210)



The following reconciles EBITDA to net cash provided from operating activities for the following years ended December 31:

                                                                                      2003              2002
                                                                                    ----------------------------

Adjustments to reconcile EBITDA to net cash provided by (used in) operating activities:
   Interest expense, cash ....................................................   $   (826,059)   $   (152,916)
   Provision for income taxes ................................................         (4,339)         (1,954)
   Provision for doubtful accounts ...........................................         85,962         352,291
   (Gain) loss on sale of fixed assets .......................................        (14,350)           --
Stock options expensed .......................................................           --              --

Changes in assets and liabilities, net of acquisition:
     Accounts receivable .....................................................       (394,726)       (139,289)
Other receivables ............................................................         78,868          91,872
     Prepaid expenses and  other  current  assets ............................         19,522          17,173
     Accounts payable ........................................................      1,229,234       1,046,426
Accrued expenses .............................................................       (218,521)           --
                                                                                 ------------    ------------

       Net cash provided by (used in) operating activities ...................   $   (810,690)   $   (449,652)
                                                                                 ============    ============

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS and Plan of Operation

RESULTS OF OPERATIONS

Our results of operations during the period were entirely the product of our provision of value-added hazardous waste management services. The following table sets forth for the periods indicated key statistics associated with our results of operations. This table and subsequent discussions should be read in conjunction with Item 7, Financial Statements, of this report.

                                           Percentage of Total Revenues
                              --------------------------------------------------

                                          For the Year Ended December 31,
                                                 2003        2002
                              --------------------------------------------------

Revenue ....................................     100.0%    100.0%
Cost of revenue ............................      82.6      95.0
Selling expenses ...........................       9.3       6.3
General and administrative expenses ........      24.7      56.7
Loss on impairment of assets ...............     (65.5)    (63.9)
   Loss from operations ....................      99.5    (121.9)

Write-off of deferred financing costs ......      (4.7)     (8.4)
Write-off of fixed assets ..................       0.0      (3.9)
Gain on sale of fixed assets ...............       0.1       0.0
Miscellaneous income .......................    --           0.8
Forgiveness of accrued interest ............       2.8       0.0
Interest (expense), net ....................     (10.9)     (3.8)
Write-off of idle equipment ................     (14.5)     (0.0)

Loss before provision for income taxes .....    (109.3)   (137.2)

Provision for income taxes .................       0.0      (0.1)

Net loss attributable to common shareholders    (109.4)   (137.3)


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses. The following are the areas that we believe require the greatest amount of estimates in the preparation of our financial statements: impairment testing, allowances for doubtful accounts and legal matters. Prior to the filing of this Annual Report on Form 10KSB, the Audit Committee of our Board of Directors reviewed these critical accounting policies and estimates and discussed them with our management.

Long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value (see Item 8, Note 6, Impairment of Long-lived Assets, below).

We establish an allowance for doubtful accounts to cover accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, we analyze the collectibility of accounts that are large or past due. In addition, we consider historical bad debts and current economic trends in evaluating the allowance for doubtful accounts. Accounts receivable written off in subsequent periods can differ materially from the allowance for doubtful accounts provided.

As described more fully in Item 3, Legal Proceedings, above, we are subject to legal proceedings which we have assumed in our consolidation process. Accruals are established for legal matters when, in our opinion, it is probable that a liabilities exists and the liability can be reasonably estimated. Estimates of the costs associated with dispute settlement are adjusted as facts emerge. Actual expenses incurred in future periods can differ materially from accruals established.

We attempt to make good faith realistic estimates in providing allowances for assets and recording liabilities. Our experience has been that overestimates in one area can occur but are often offset by underestimates in other areas. While it is probable in the future that unexpected events could materially affect the results of operations of a future period, we believe that our risk management protocols would prevent the occurrence of such an event from having a material impact on our financial condition.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS and Plan of Operation

YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

Revenues

Total revenues were $13.0 million for the year ended December 31, 2003, corresponding to an increase of $9.0 million, or 227%, over 2002 revenues of $3.9 million. The revenues realized during 2003 were due to the operating activities of the various companies consolidated during the year, as recognized commencing with the relevant date of acquisition. Total revenues for 2003 would have been about $16.6 million on a consolidated basis if all of the acquisitions completed during 2003 had occurred as of the beginning of the period; this corresponds to an increase in revenue of about $1.0 million, or about 6.5%, as compared to 2002 on the basis of the same assumption.

Cost of Revenues

Cost of revenues for the year ended December 31, 2003 were $10.7 million, or 82.6% of revenue, as compared to $3.8 million, or 95.0% of revenue in 2002. The change in cost of revenues as compared to the Company's pre-consolidation operations is primarily attributable to the operation of the acquisitions completed during 2003. One of the largest components of our cost of revenues were the costs incurred by our recycling operations. At about 27% of revenue in 2003, these costs include the fixed and variable costs associated with the execution of our core recycling processes, but also included certain non-recurring operating costs incurred in connection with implementation of enhanced operational protocols that decreased in the third and fourth quarters of 2003 from their second quarter high. We believe that these costs will continue to decrease, as a percentage of revenue, in 2004 as we complete our integration of the improved operating, compliance and financial systems necessary to fully realize the cost-efficiencies this operation is capable of achieving. While we expect that our cost of revenues will decline in 2004 as we complete our integration process, our overall operating costs will increase proportionate to revenue growth.

We believe that the administration of our various operations in a safe, compliant and cost-effective manner is an essential prerequisite to our ability to remain competitive. It is our belief, moreover, that continued strong cost management and the execution of efficient operational systems are critical to the satisfaction of our goal of scaling profitably into increasing revenues. While we continue to focus on realizing increased cost-efficiencies through the completion of our integration efforts, there can be no assurance that our efforts in this regard will be successful.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2003 were $4.4 million, or 34.0% of revenue, as compared to $2.5 million, or 63.1% of revenue in 2002. The increase was largely attributable to the increased expenses associated with operations acquired during 2003. We expect, however, that these costs will decline, as a percentage of revenue, in future periods as we complete our integration process and fully realize the accretive impact of our consolidation process.

Depreciation and Amortization

Depreciation and amortization expenses for the year ended December 31, 2003 were $0.78 million, or 6.0% of revenue, as compared to $0.45 million, or 11.3% of revenue in 2002. The net increase in these expenses was due to the acquisition of new depreciable assets during 2003. The Company incurred an impairment charge upon the write-off of certain idle equipment related to a transaction in litigation (see Item 3, Legal Proceedings, above).

Interest Expense

Interest expenses for the year ended December 31, 2003 were $1.42 million, or 10.9% of revenue, as compared to $0.15 million, or 3.8% of revenue in 2002. The increase is attributable to the Company's various financings completed during 2003, and mostly involved non-cash expenses. More than half of our 2003 cash-based interest expense of about $0.48 million was paid to the holder of our former accounts receivable factoring facility (see Item 8, Note 3, Summary of Significant Accounting Policies, below). This facility was paid down in December 2003 upon the closing of the Senior Loan and paid off entirely in March 2004 upon closing of the Laurus Financing (see Item 8, Note 14, Subsequent Events, below). We expect that our overall interest expenses will decrease, as a percentage of revenue, in 2004 due to the recent completion of our various financings.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Loss on Impairment of Assets

During 2003, the Company identified indicators of possible impairment of long-lived assets acquired in our consolidation process. These indicators included the significant decrease in our market value during 2003, the history of KPMI's cash flow losses, and weak general industry conditions. We tested our assets for impairment by comparing our expected undiscounted cash flows to the carrying amount of its long-lived assets. Based on the results of this test, we determined that our long-lived assets were impaired. With the assistance of an independent valuation expert, we determined the fair value of the impaired long-lived assets using the market approach. As a result impairment charges totaling $8,509,310 were recorded in 2003 and consisted primarily of the impairment of the value accorded to the intangible assets acquired in the Company's consolidation process. The Company reported additional impairment charges of $1,890,000 relating to the write-off of idle assets connected to a disputed transaction (see Item 3, Legal Proceedings, above).

EBITDA Contribution

Our loss before interest, taxes, depreciation, amortization, extraordinary items, non-cash charges and certain write-off of certain assets ("EBITDA") for the year ended December 31, 2003 was $0.77 million, or 5.9% of revenue, as compared to $1.79 million, or 45.0% of revenue in 2002. The increase is attributable to the accretive impact of the various companies consolidated during the year.

While a useful metric of performance because it eliminates the impact of certain financing and accounting activities, EBITDA should not be considered an alternative to net income or as an indicator of operating performance or as a measure of liquidity. EBITDA does not include working capital changes, cash expenditures for interest, taxes, capital improvements or principal payments on indebtedness. While EBITDA is a good means to evaluate the probability of cash flow, it does not measure actual cash flow. Our operating cash flow is a better measure of how much cash a company we are generating because it adds non-cash charges (depreciation and amortization) back to net income and includes the changes in working capital that also provide or consume cash. A reconciliation of EBITDA to net cash provided by our operating activities is provided in this
Item 6, Management's Discussion and Analysis and Plan of Operation.

Net Loss

Our total net loss for the year ended December 31, 2003, was $14.2 million, or 109.4% of revenue, as compared to $5.5 million, or 137% of revenue in 2002. The Company realized impairment charges of $10.4 million and $2.5 million during the years ended December 31, 2003 and 2002, respectively. The net loss for the year ended December 31, 2003, before provision for the impairment and other non-cash charges discussed above, was $1.5 million, or 11.8% of revenue, as compared to $2.9 million, or 73.4% of revenue in 2002. The net loss incurred in the period was due to the expenses and other factors described above. We believe that our implementation of strong cost management practices during our consolidation process was successful in the elimination of redundancies. We expect that the net loss incurred during 2003 will not recur in future periods as we continue to increase sales and streamline our operations to fully realize the accretive impact of our consolidation process.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary sources of liquidity are cash provided by operating, investing and financing activities, and availability under our various revolving credit facilities. For the year ended December 31, 2003, net cash used in operating activities was $0.8 million, and as of December 31, 2003, cash was about $0.1 million and availability under our revolving accounts receivable factoring facility was about $0.14 million.

Liquidity

We used $0.8 million in cash flow from our operating activities in 2003 as compared to the use of $0.45 million in 2002. We used cash provided from operating, investing and financing activities to fund operations, complete our consolidation process, refinance our various credit facilities and restructure our pre-consolidation balance sheet. While we incurred a loss in 2003, our 2004 budget projects that cash generated by operating activities will be sufficient to fund operations. We intend to use cash provided from operating, investing and financing activities to fund operations and continue to reduce debt outstanding. For the foreseeable future, we anticipate that cash generated by operating activities will be sufficient to fund operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Liquidity (continued)

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At December 31, 2003 the Company had cash of about $0.1 million. This cash represents an increase of about $0.1 million from the cash available as of December 31, 2002. The increase was the result of net cash used in operations of $0.8 combined with net cash used in investing activities of $0.5 million offset by net cash provided by financing activities of $1.4 million.

Cash Flows for 2003

We used $0.8 million in cash from operating activities in 2003. Non-cash expenses recorded for the year ended December 31, 2003, totaled $13.5 million and consisted primarily of $10.4 million in impairment charges, $0.78 million in depreciation and amortization, about $1.0 million in interest expenses, and $1.2 million in other non-cash charges.

Accounts receivable at December 31, 2003, net of allowance for doubtful accounts and factored accounts, totaled $1.9 million, an increase of $1.6 million from the December 31, 2002, balance of $0.31 million. Accounts payable at December 31, 2003 totaled $2.7 million, an increase of $2.0 million from the December 31, 2002, balance of $0.7 million. Accrued expenses at December 31, 2003 totaled $1.2 million, a decrease of $0.2 million from the December 31, 2002, balance of $1.4 million. These increases and decreases are primarily due to the 2003 acquisition activity and secondarily to increased sales and decreased expenses of the companies acquired.

For the year ended December 31, 2003, we used approximately $0.5 million of cash in investing activities. This consisted of approximately $0.2 million used in our consolidation process and $0.3 million used in connection with upgrading various of our facilities.

For the year ended December 31, 2003, we obtained net cash from financing of $1.4 million. We used these funds to complete our recapitalization process and to provide working capital for operations. Our financing arrangements are discussed further below in this Item 6 and in more detail in Item 7, Note 7, Financing Arrangements, below.

The Company had a negative working capital position of $2.5 million at December 31, 2003, net of liabilities that are convertible into equity, of which accounts payable and accrued expenses accounted for approximately $3.2 million. Due to these conditions, our auditor has concluded that there is substantial doubt as to our ability to continue as a going concern. The Company's working capital position improved materially in 2004 with our closing of the Laurus Financing in March 2004 (see Item 7, Note 15, Subsequent Events, below).

The Company completed a series of financings in 2003 (a) to provide the funding to complete the acquisitions and merger transaction, (b) to refinance the
Company's various credit facilities, and (c) to restructure our pre-consolidation balance sheet. The Company utilized about $13 million of total financings consisting of a $1.5 million senior convertible term facility, a revolving $2.0 million accounts receivable factoring facility, a four-year $2.017 million convertible term facility, $3.1 million in short-term convertible debentures, $1.2 million in preferred convertible debentures, $0.93 million in subsidiary preferred stock, and $2.2 million in restricted common stock (the "Common Stock"). The principal terms of each of these financings are described in detail in Item 7, Note 7, Financing Arrangements and Item 7, Note 14, Shareholders Equity, below.

STOCKHOLDER MATTERS

Stockholders' equity was $4.5 million at December 31, 2003, or $0.30 per weighted average share outstanding, as compared to $3.7 million at December 31, 2002, or $0.57 per weighted average share outstanding. Stockholders' equity increased in 2003 primarily due to the completion of the various acquisitions during the period and the restructuring of our pre-consolidation balance sheet, which items were offset by our loss for the year of $14.2 million.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

NEW ACCOUNTING PRONOUNCEMENTS

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

In November 2002, the FASB issued FASB Interpretation, FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. Under FIN No. 45, recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The adoption of FIN No. 45 did not have a significant impact on the Company's consolidated financial position or results of operations.

In December 2003, the FASB revised FIN No. 46, "Consolidation of Variable Interest Entities". Fin 46 clarifies Accounting Research Bulletin No. 51 for certain entities for which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company would currently be required to meet the disclosure requirements of this pronouncement. However, the Company has determined that it does not have a significant interest in such entities based on its analysis and assessment.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting a cumulative effect of a change in an accounting principal of financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have any significant impact on the Company's consolidated financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

                                                                                                           Page No
FINANCIAL STATEMENTS

     Report of Independent Auditors
     Consolidated Balance Sheets as of December 31, 2003 and 2002............................................17

     Consolidated Statement of Operations for the Two Years Ended December 31, 2003..........................18

     Consolidated Statements of Stockholders' Equity for the Two Years Ended December 31, 2003...............19

     Consolidated Statements of Cash Flows for the Two Years Ended December 31, 2003.........................21

     Notes to Consolidated Financial Statements..............................................................22


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders,
Veridium Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Veridium Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Veridium
Corporation and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in
Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2003. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ WithumSmith+Brown, P.C.
New Brunswick, New Jersey
April 19, 2004

                     VERIDIUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                                                     12/31/03           12/31/02
                                                                                   -------------------------------
ASSETS:
Current assets:
   Cash ...........................................................................   $     89,392    $        721
   Accounts receivable, net .......................................................      1,970,332         346,850
   Other receivables ..............................................................           --            78,868
   Inventories ....................................................................          7,634           7,886
   Prepaid expenses and other current assets ......................................        104,303         119,388
                                                                                      ------------    ------------
       Total current assets .......................................................      2,171,661         553,713

Property and equipment, net .......................................................      3,770,379       2,058,525

Other Assets:
   Deposits .......................................................................        123,102         162,357
   Deposit on patent acquisition from related party ...............................           --         5,108,929
   Patents and technologies, net ..................................................      3,173,336          74,332
Deferred financing costs, net .....................................................           --           116,226
   Permits, net ...................................................................        315,609          53,776
   Goodwill .......................................................................      6,275,040            --
                                                                                      ------------    ------------
       Total other assets .........................................................      9,887,087       5,515,620
                                                                                      ------------    ------------

TOTAL ASSETS ......................................................................   $ 15,829,127    $  8,127,858
                                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Short term borrowings ..........................................................   $     75,000    $     75,000
   Accounts payable ...............................................................      2,735,106         695,280
   Accrued expenses ...............................................................      1,256,444       1,322,890
   Current maturities of long-term debt ...........................................        173,162          18,888
   Current portion of convertible debentures ......................................      2,712,000         475,000
   Current portion of obligations under capital lease .............................        191,461         151,577
                                                                                      ------------    ------------
       Total current liabilities ..................................................      7,143,173       2,738,635

Long-term debt, net of current maturities .........................................        370,883       1,510,000
Convertible debentures, net of current portion ....................................      2,701,065            --
Obligations under capital lease, net of current maturities ........................        123,424         175,630
Other liabilities .................................................................         18,485            --
                                                                                      ------------    ------------
       Total long  term liabilities: ..............................................      3,213,857       1,685,630

       Total liabilities: .........................................................     10,357,030       4,424,265

Minority interest in consolidated subsidiary ......................................        925,000            --

Commitments and contingencies .....................................................           --              --

Stockholders' equity:
Preferred stock, $0.001 par value:
     Series A: authorized 1,881,366 shares; 1,881,366 shares issued and outstanding          1,881            --
     Series B: authorized 945,992 shares; 945,992 shares issued and outstanding ...            946            --

   Common stock, $0.001 par value, 50,000,000 authorized;
   23,379,916 and 8,639,354 shares issued for 2003 and 2002, respectively .........         23,380           8,639

   Additional paid-in capital .....................................................     31,505,431      16,459,455
   Accumulated deficit ............................................................    (26,971,713)    (12,751,673)
   Treasury stock at cost, 5,000 shares of common stock ...........................        (12,828)        (12,828)
                                                                                       ------------   -------------
       Total stockholders' equity .................................................      4,547,097       3,703,593
                                                                                       ------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................................   $ 15,829,127    $  8,127,858
                                                                                      ============    ============


The notes to the Consolidated Financial Statements are an integral part of these statements.



                      VERIDIUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                            12/31/03        12/31/02
                                                                         ----------------------------
Revenues .............................................................   $ 13,001,111    $  3,980,391
   Cost of revenues ..................................................     10,741,511       3,781,496
                                                                         ------------    ------------
     Gross profit ....................................................      2,259,600         198,895

Operating expenses:
   Selling expenses ..................................................      1,215,213         251,572
   General and administrative expenses ...............................      3,211,545       2,258,258
   Loss on impairment of long-lived assets ...........................      8,509,310       2,541,748
                                                                         ------------    ------------
Total operating expenses .............................................     12,936,068       5,051,578
                                                                         ------------    ------------

Operating loss .......................................................    (10,676,468)     (4,852,683)

Other income (expense):
   Amortization of deferred financing costs ..........................       (613,664)       (335,403)
   Write-off of fixed assets .........................................           --          (156,955)
   Miscellaneous income, net .........................................           --            35,813
   Forgiveness of accrued interest ...................................        368,884            --
   Gain on sale of fixed assets ......................................         14,350            --
   Interest expense and amortization of debt discount ................     (1,418,803)       (152,916)
   Write-off of idle equipment .......................................     (1,890,000)           --
                                                                         ------------    ------------
     Total other expense, net ........................................     (3,539,233)       (609,461)
                                                                         ------------    ------------

Loss before provision for income taxes ...............................    (14,215,701)     (5,462,144)
   Provision for income taxes ........................................          4,339           1,954
                                                                         ------------    ------------

Net loss .............................................................   $(14,220,040)   $ (5,464,098)
                                                                         ============    ============

Net loss per common share, basic and diluted .........................   $      (0.93)   $      (0.84)
                                                                         ============    ============

Weighted average shares of common stock outstanding, basic and diluted     15,270,329       6,493,333
                                                                         ============    ============


The notes to the Consolidated Financial Statements are an integral part of these statements.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                  Series A Preferred    Series B Preferred       Common Stock          Common Stock
                                         Stock                 Stock                                    Subscribed
                                 ----------------------------------------------------------------------------------------
                                   Shares     Amount     Shares     Amount     Shares     Amount     Shares     Amount
--------------------     ------------------------------------------------------------------------------------------------
Balance at 1/01/02                      --     $   --          --    $   --  4,790,938  $   4,791    2,547,761  $   2,548

Issuance of common stock:
   Exercise of options, exchange
     for note receivable                --         --          --        --  2,547,761      2,548   (2,547,761)    (2,548)
   Settlement of debt                   --         --          --        --     65,000         65         --         --
   Exchange for services                --         --          --        --    100,500        100         --         --
   Settlement of payables               --         --          --        --     33,500         34         --         --
   Settlement of officer loans          --         --          --        --    523,325        523         --         --
   Deposit on patent purchase
    from related party                  --         --          --        --    500,000        500         --         --
   Exercise of options, cashless        --         --          --        --     25,312         25         --         --
   Purchase under option note plan      --         --          --        --     53,018         53         --         --

Purchase of treasury stock              --         --          --        --         --         --         --         --

Issuance of common stock options:
   Exchange for services                --         --          --        --         --         --         --         --

Accrued interest on notes-receivable
   with common stock                    --         --          --        --         --         --         --         --

Assignment of notes-receivable-
   common stock as deposit on patent
   acquisition from related party       --         --          --        --         --         --         --         --

Net loss                               --          --          --        --         --         --         --         --
                                ----------- ---------   --------- ---------  ---------  ---------  ---------  ---------

Balance at 12/31/02                     --         --          --        --  8,639,354      8,639         --         --

Issuance of preferred stock
   Series A preferred equity     1,881,366      1,881          --        --         --         --         --         --
   Series B preferred equity            --         --     945,992       946         --         --         --         --

Issuance of common stock
   Acquisition of businesses            --         --          --        --  1,147,500      1,148         --         --
   Acquisition of VWS                   --         --          --        --  1,350,000      1,350         --         --
   Acquisition of patents -
     related party                      --         --          --        --  6,601,373      6,601         --         --
   Exercise of options for cash         --         --          --        --     80,000         80         --         --
   Compliance with debt
     settlement agreements              --         --          --        --  1,744,293      1,744         --         --
   Related parties in accordance
     with agreements                    --         --          --        --  6,331,222      6,331         --         --
   Lender in accordance with agreement  --         --          --        --  1,375,000      1,375         --         --
   Conversion of long-term debt
     substantially from related parties --         --          --        --  5,814,048      5,814         --         --
   Settlement of payables               --         --          --        --    367,629        368         --         --
   Exchange for services and
     other assets                       --         --          --        --  2,682,500      2,683         --         --
   Shares issued for cash               --         --          --        --    677,250        677         --         --

Adjustments of common stock
   Related parties                      --         --          --        --   (880,253)      (880)         --         --
   Conversion to  Series  B  preferred  --          --        --         --(12,550,000)   (12,550)         --         --

Issuances of common stock options
   Application to deposit               --         --          --        --         --         --         --         --
   Exchange for services                --         --          --        --         --         --         --         --

Value of beneficial conversion feature
   on convertible debt                  --         --          --        --         --         --         --         --

Issuance of warrants on
   convertible debt                     --         --          --        --         --         --         --         --

Net loss                                --         --          --        --         --         --         --         --
                                ----------  ---------   --------- ---------  ---------  ---------  ---------   --------

Balance at 12/31/03              1,881,366  $   1,881    945,992  $     946  23,379,916 $  23,380         --   $      --
                                ==========  =========   ========  =========  ========== =========  =========   =========

The notes to the Consolidated Financial Statements are an integral part of these statements.

                     VERIDIUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                                                                   Treasury Stock
                                  Additional         Notes        Accumulated                                  Total
                               Paid-in Capital     Receivable       Deficit       ------------------------  Stockholders'
                                                  Common Stock                                               Equity
                                                                                  Shares      Amount
------------------------------------------------------------------------------------------------------------------------
Balance at 1/01/02            $      14,550,685$     (4,162,935)$      (7,287,575)   1,000$    (7,828)  $     3,099,686

Issuance of common stock:
   Exercise of options, exchange
     for note receivable                     --             --              --          --          --               --
   Settlement of debt                    84,935             --              --          --          --           85,000
   Exchange for services                105,400             --              --          --          --          105,500
   Settlement of payables                47,967             --              --          --          --           48,000
   Settlement of officer loans          637,467             --              --          --          --          637,990
   Deposit on patent purchase
    from related party                  599,500             --              --          --          --          600,000
   Exercise of options, cashless           (25)             --              --          --          --               --
   Purchase under option note plan       74,162       (74,215)              --          --          --               --

Purchase of treasury stock                   --             --              --       4,000     (5,000)          (5,000)

Issuance of common stock options:
   Exchange for services                 87,586             --              --          --          --           87,586

Accrued interest on notes-receivable
   with common stock                    271,779      (271,779)              --          --          --               --

Assignment of notes-receivable -
   common stock as deposit on patent
   acquisition from related party            --      4,508,929              --          --          --        4,508,929

Net loss                                     --             --      (5,464,098)         --          --      (5,464,098)
                                ---------------  --------------     -----------  ---------- ----------      -----------


Balance at 12/31/02                  16,459,455             --    (12,751,673)       5,000    (12,828)        3,703,593

Issuance of preferred stock
   Series A preferred equity          1,879,485             --              --          --          --        1,881,366
   Series B preferred equity             11,604             --              --          --          --           12,550

Issuance of common stock
   Acquisition of businesses          1,515,638             --              --          --          --        1,516,786
   Acquisition of VWS                 1,888,650             --              --          --          --        1,890,000
   Acquisition of patents -
     related party                    5,074,986             --              --          --          --        5,081,587
   Exercise of options for cash          63,920             --              --          --          --           64,000
   Compliance with debt
     settlement agreements              (1,744)             --              --          --          --               --
   Related parties in accordance
     with agreements                    (6,331)             --              --          --          --               --
   Lender in accordance with agreement  (1,375)             --              --          --          --               --
   Conversion of  long-term debt
     substantially from
     related parties                  1,641,773              --              --          --          --        1,647,587
   Settlement of payables               365,640              --              --          --          --          366,008
   Exchange for services and
     other assets                       761,234              --              --          --          --          763,917
   Shares issued for cash               236,515              --              --          --          --          237,192

Adjustments of common stock
   Related parties                          880             --              --          --          --               --
   Conversion to  Series B  preferred        --             --              --          --          --         (12,550)

Issuances of common stock options
   Application to deposit                79,158             --              --          --          --           79,158
   Exchange for services                695,530             --              --          --          --          695,530

Value of beneficial conversion
   feature on convertible debt          340,000             --              --          --          --          340,000

Issuance of warrants on
   convertible debt                     500,413             --              --          --          --          500,413

Net loss                                     --             --    (14,220,040)          --          --     (14,220,040)
                                ---------------  -------------   -------------   ---------  ----------     ------------

Balance at 12/31/03             $    31,505,431  $          --   $(26,971,713)       5,000   $ (12,828)    $  4,547,097
                                ===============  =============   =============    ========   ==========    ============

The notes to the Consolidated Financial Statements are anintegral part of these statements.


                      VERIDIUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                              12/31/03         12/31/02
                                                                            -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................................................   $(14,220,040)   $ (5,464,098)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
   Loss on impairment and write-off of assets ...........................     10,399,310       2,541,748
   Depreciation and amortization ........................................        782,828         448,781
   Amortization  of  deferred financing  costs ..........................        613,664         335,403
   Amortization of debt discount ........................................        500,413            --
   Write-off of fixed assets ............................................           --           156,955
   Equity issued in exchange for services rendered ......................        695,530         193,086
   Forgiveness of accrued interest ......................................       (368,884)        (30,000)
   Provision for doubtful accounts ......................................         85,962         352,291
Gain on sale of fixed assets ............................................        (14,350)           --
   Changes in assets and liabilities, net of acquisitions
     Accounts receivable ................................................       (394,726)       (139,289)
Other receivables .......................................................         78,868          91,872
     Prepaid expenses and other current assets ..........................         19,522          17,173
     Accounts payable ...................................................      1,229,734       1,046,426
Accrued expenses ........................................................       (218,521)           --
                                                                            ------------    ------------

       Net cash used in operating activities ............................       (810,690)       (449,652)
                                                                            -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Acquisition of  businesses, net of cash acquired .....................       (237,729)           --
   Change in deposits                                                             41,205        (185,499)
   Additions to and acquisition of property, plant and equipment ........       (364,709)       (213,583)
   Proceeds from sale of fixed assets ...................................         14,350            --
                                                                            ------------    -------------

       Net used in investing activities .................................       (546,883)       (399,082)
                                                                            ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Reduction in factoring of  accounts  receivable ......................     (1,341,758)           --
   Borrowings under revolving credit facility, net ......................           --            75,000
   Issuance of (repayment of) current maturities of long-term debt, net .       (214,421)        944,839
   Repayment of officer  loans, net .....................................        (19,677)           --
   Proceeds from long-term debt, net ....................................      2,760,825            --
   Proceeds from the exercise of stock options and purchase of stock, net        301,200            --
   Purchase of treasury stock ...........................................           --            (5,000)
   Repayment of capital leases ..........................................        (39,925)       (111,424)
   Deferred financing costs incurred ....................................           --           (86,420)
                                                                            ------------    ------------

       Net cash provided by financing activities ........................      1,446,244         816,995
                                                                            ------------    ------------

Increase (decrease) in cash .............................................         88,671         (31,739)

Cash at beginning of year ...............................................            721          32,460
                                                                            ------------    ------------

Cash at end of year .....................................................   $     89,392    $        721
                                                                            ============    ============



The notes to the Consolidated Financial Statements are an integral part of these statements.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1        DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Veridium Corporation is a Delaware Corporation and through its subsidiaries (collectively, the "Company"), is an environmental services provider that uses patented and proprietary green technologies to minimize and eliminate the need for disposal and reduce the burden on natural resources by recycling and mining industrial hazardous wastes. The Company's business model is to develop the domestic hazardous waste management market organically and acquisitively, leveraging the operational efficiencies made possible by its unique green technologies to recycle, reuse and mine all reusable resources from industrial hazardous wastes in a safe, compliant and profitable manner.

In September 2003, with the approval of the Company's stockholders, KBF Pollution Management, Inc. ("KPMI") recapitalized its equity with Veridium Environmental Corporation ("VEC") into Veridium Corporation. In May 2003, VEC completed a series of acquisitions and the consolidation of the former Environmental Services Division of R.M. Jones & Co., Inc. ("ESD"), including Jones Environmental Services, L.L.C., and its wholly owned subsidiary Jones Environmental Services (North East), Inc., located in Massachusetts, Enviro-Safe, Corp. ("ESC"), American Metals Recovery, Corp. ("AMRC"), a recycling facility located in Paterson, New Jersey, New World Recycling, Inc. ("NWR"), located in Paterson, New Jersey, and Metal Recovery Transportation, Corp., ("MRTC") also located in Paterson, New Jersey. The Company operates along the northern half of the eastern seaboard of the continental U.S. out of four service centers: the AMRC recycling facility, the ESD permitted distribution facility, the ESC operation and the ESD technical services center. The Company's corporate offices are located in Paterson, New Jersey.

2        GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of approximately $14,220,000 during the year ended December 31, 2003, which included impairment and write-off charges of approximately $10,400,000. The
Company's loss before impairment charges and other non-cash items was approximately $1,500,000 during the year ended December 31, 2003. Also, as of December 31, 2003, the Company had approximately $89,000 in cash, and current liabilities exceeded current assets by approximately $4,971,000, including $2,712,000 in liabilities that are convertible into equity. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans include raising additional proceeds from debt and equity transactions. Management has recently completed a $1.75 million financing transaction in an effort to reduce its working capital deficit (see Note 14, Subsequent Events, below).

Further, management believes that the Company will begin to operate profitably due to the Company's improved operational results, cost-management practices and the nearly-complete integration of the Company's various acquisitions. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate both its working capital deficit and its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

3        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References to the "FASB", "SFAS" and "SAB" herein refer to the "Financial Accounting Standards Board," "Statements of Financial Accounting Standards," and the "SEC Staff Accounting Bulletin," respectively.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include all accounts of Corporation and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Revenues from waste recycling, distribution and field services are recognized at the time of performance of services.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECEIVABLES AND CREDIT CONCENTRATION

Accounts receivable are uncollateralized non-interest bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 90 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the oldest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected. This estimate is based on reviews of all balances in excess of 90 days from the invoice date. Based on this assessment of current credit worthiness, the Company estimates the portion, if any, of the balance that will not be collected. Management also considers the need for additional general reserves and reviews its valuation allowance on a quarterly basis. Concentration of credit risks in accounts receivable are minimized due to the Company's large customer base.

In addition, during 2003 the Company entered into a factoring arrangement with Prestige Capital Corporation ("PCC"), expiring November 2004, whereby the
Company can sell pre-approved certain of its accounts receivable up to $3,500,000 at discounted amounts generally ranging from 3% to 7% of sold accounts receivable. As part of that agreement, at the option of the factor, the Company has secured these sales with equipment and is responsible to repurchase receivables which have not been collected by the factor within the stated terms of the agreement.

Accounts receivable at December 31 are approximated as follows:

                                             2003         2002
                                        --------------------------

Factored accounts receivable ........   $   604,000    $      --
Less: advances from factor ..........      (482,000)
                                        -----------    -----------
Amounts due from factor .............       122,000
Unfactored accounts receivable ......     1,953,000        366,000
Less: allowance for doubtful accounts      (105,000)       (19,000)
                                        -----------    -----------
Accounts receivable, net ............   $ 1,970,000    $   347,000
                                        ===========    ===========

BANK CONCENTRATION

The Company maintains cash balances with financial institutions that at times may exceed the limits insured by the Federal Deposit Insurance Corporation.

NET INCOME OR LOSS PER COMMON SHARE

The Company computes its net income or loss per common share under the provisions of SFAS No. 128, "Earnings per Share" and SAB No. 98. Under the provisions of SFAS 128 and SAB 98, basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares if the effect is anti-dilutive. For the years ended December 31, 2003 and 2002, approximately 2,989,000 and 1,093,000 of common stock equivalent shares arising from the assumed exercise of options, warrants and debt coversions were excluded from the computation of diluted net loss per share.

PROPERTY AND EQUIPMENT

Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the lease or their useful lives. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal, and repair and maintenance expenditures are expensed as incurred. Property, plant and equipment are stated at cost and include amounts capitalized under capital lease obligations. Expenditures for major renewals and improvements which extend the life or usefulness of the asset, are capitalized. Items of an ordinary repair or maintenance nature, are charged directly to operating expense as incurred. Once an asset has been completed and placed in service, it is

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PROPERTY AND EQUIPMENT (continued)

transferred to the appropriate category and depreciation commences. The Company leases certain equipment under capital lease obligations, which consists primarily of processing equipment, trucking equipment and laboratory equipment.

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for its goodwill and intangible assets pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology.

Intangibles with definitive lives consist primarily of patents, which have useful lives and are subject to impairment testing in the event or certain indicators. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

DEFERRED FINANCING CHARGES

Deferred financing costs, which represent charges associated with obtaining long-term financing, are amortized on a straight-line basis over the life of the corresponding financing, commencing with the closing of the financing and are written off when appropriate. Costs associated with financing arrangements that are abandoned are written off in the period the potential financing effort is discontinued.

RETIREMENT PLAN

The Company maintained a retirement plan pursuant to Section 401(k) of the Internal Revenue Code for some of its employees. The Company contributed approximately $5,000 and $7,000 during 2003 and 2002, respectively.

ENVIRONMENTAL LIABILITIES

Environmental liabilities include accruals for the estimates of the Company's obligations associated with remedial environmental matters at the Company's facilities and pending administrative matters assumed in the Company's various acquisitions.. Accruals are adjusted if and as further information relative to the underlying obligations develop or circumstances change.

INCOME TAXES

Income taxes are accounted for under the liability method, whereby deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred income tax assets, which relate primarily to net operating loss carry-forwards have been offset by a valuation allowance for the same amount for all financial statement periods presented.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION

In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements about the effects of stock based compensation. The other provisions of SFAS No. 148 are not expected to be applicable to the Company as the Company has not expressed an intent to change its accounting for stock-based compensation.

SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirement of SFAS No. 123 for employee issued options. No stock option based employee compensation costs are reflected in the Company's net loss, as all options granted had an exercise price equal to or greater than the market value of the Company's underlying common stock at the date of grant. Had the Company elected to recognize compensation cost based on fair value of the stock and stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the service period of the underlying instrument and the Company's net loss and net loss per common share would have decreased to the amounts indicated in the table below (which are not intended to be indicative of or a projection of future results):

                                                              12/31/03           12/31/02
                                                             -----------------------------

Net loss .................................................   $(14,220,040)   $ (5,464,098)

Less: stock based employee compensation expense determined
under the fair value method for all awards ...............       (479,676)        (34,762)
                                                             ------------    ------------

Pro forma net loss .......................................   $(14,697,716)   $ (5,498,860)
                                                             ============    ============

Basic and diluted net loss per common share, as reported .   $      (0.93)   $      (0.84)
                                                             ============    ============

Pro forma basic and diluted net loss per common share ....   $      (0.96)   $      (0.85)
                                                             ============    ============

RECLASSIFICATIONS

Certain amounts reported in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

FINANCIAL INSTRUMENTS

The carrying values of accounts receivable, other receivables, accounts payable, and accrued expenses approximate their fair values. The carrying values of the Company's long-term debt and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt to the rates and terms of debt currently available to the Company. It was not practical to estimate the fair value of the officers' loans payable and convertible debt due to the nature of these items.

SEGMENT INFORMATION

The Company operates in a single segment as a full service provider of environmental services within the United States of America.

NEW ACCOUNTING PRONOUNCEMENTS

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

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NEW ACCOUNTING PRONOUNCEMENTS (continued)

In November 2002, the FASB issued FASB Interpretation, FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. Under FIN No. 45, recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The adoption of FIN No. 45 did not have a significant impact on the Company's consolidated financial position or results of operations.

In December 2003, the FASB revised FIN No. 46, "Consolidation of Variable Interest Entities". Fin 46 clarifies Accounting Research Bulletin No. 51 for certain entities for which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company would currently be required to meet the disclosure requirements of this pronouncement. However, the Company has determined that it does not have a significant interest in such entities based on its analysis and assessment.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting a cumulative effect of a change in an accounting principal of financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have any significant impact on the Company's consolidated financial position or results of operations.

4        PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

                                                 2003           2002
                                            ----------------------------
Land ....................................   $   275,000    $      --
Buildings ...............................       400,000           --
Machinery and equipment .................     1,185,270        861,754
Office equipment, computers and fixtures        232,193           --
Leasehold improvements ..................       223,423         67,026
Vehicles ................................       389,202           --
Construction in progress ................     1,643,076      1,478,388
                                            -----------    -----------
Total property and equipment ............     4,348,164      2,407,168
Accumulated depreciation and amortization      (577,785)      (348,643)
                                            -----------    -----------
Property and equipment, net .............   $ 3,770,379    $ 2,058,525
                                            ===========    ===========

Depreciation charged to operations, which includes amortization of assets under capital lease, was $229,142 and $447,781 for the years ended December 31, 2003 and 2002, respectively. Certain items of equipment acquired are collateral for the long-term debt described in Financing Arrangements, below.

During 2002, the Company identified indicators of possible impairment of its property and equipment. These indicators included the significant decrease in the market value of construction in progress related to new recycling technologies and related permit costs, the history of cash flow losses to date, and the weak general industry conditions. The Company performed an asset impairment test by comparing the projected undiscounted cash flows to the carrying amount of the property and equipment. Based on the results of this test, the Company determined that its property and equipment was impaired. With the assistance of independent specialists, the Company determined the impairment of the machinery and equipment other assets to approximate $2,542,000.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5        ACQUISITIONS

The Company follows SFAS No. 141, "Business Combinations." Under this standard, business acquisitions are accounted for under the purchase method and goodwill represents the excess of the purchase price of a business acquisition over the fair market value of the net assets acquired at the date of acquisition. The statement also requires the recognition of acquired intangible assets apart from goodwill if it arises from contractual and other legal rights. If an intangible does not arise from contractual or other legal rights, it shall be recognized as an asset apart from goodwill only if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged.

In connection with the completion of the acquisitions of ESD, ESC and MRTC in May 2003 (see Note 1 for business purpose of acquisitions), the Company recorded approximately $6,275,000 of goodwill, which is also deductible for income tax purposes. The following table summarizes the fair value of the assets acquired and liabilities assumed during 2003 for the acquisitions detailed above:

Purchase price:
Cash paid, including transaction costs of $205,000 ..............   $2,548,000
Fair value of debt, as adjusted per agreement ...................    2,387,000
Fair value of equity issued on date of acquisition, including
$675,000 in acquisition costs ...................................    1,515,000
                                                                    ----------
     Total purchase price .......................................    6,450,000
                                                                    ----------

Fair value of net assets acquired:
Assets acquired .................................................    3,373,000
Liabilities assumed .............................................    3,198,000
                                                                    ----------
     Net assets acquired ........................................      175,000
                                                                    ----------

Excess of purchase price over fair value of net assets acquired $    6,275,000
                                                                    ==========

The Company's consolidated results of operations are included herein as of the dates the above acquisitions were completed. The following unaudited pro-forma financial information provides a comparative analysis assuming that the consolidation of ESD, ESC, MRTC, KPMI, AMRC and NWR had occurred as of the beginning of the period:

                                      2003             2002
                                  ----------------------------
Gross revenue .................   $ 16,553,944    $ 15,572,218
Net loss ......................    (14,033,818)     (5,272,621)
Basic net loss per common share   $      (0.91)   $      (0.81)
                                  ============    ============

OTHER BUSINESS ACQUISITIONS

In January 2003, KPMI issued 1,350,000 shares of common stock and closed on its acquisition of Vulcan Waste Systems, Inc. ("VWS"), from Kerns Manufacturing, Inc. ("Kerns"). With respect to this transaction, the Company contends that Kerns failed to deliver compliant assets as required by the relevant acquisition agreement. This transaction is currently in litigation (see Note 10, Commitments and Contingencies, below) and the Company has written off $1,890,000, representing the previously deemed carrying value of the assets acquired through this transaction as determined by the market value of the shares of KPMI common stock paid at the time of closing.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6        LONG-LIVED ASSETS

GOODWILL AND INTANGIBLE ASSETS

Amortizable intangible assets at December 31, includes the following:

                                        2003          2002
                                     -----------------------
Patents and technologies .........   $3,727,089   $   86,399
Accumulated amortization .........      553,753       12,067
                                     ----------   ----------
     Patents and technologies, net   $3,173,336   $   74,332
                                     ==========   ==========

Permits ..........................   $  327,609   $   53,776
Accumulated amortization .........       12,000         --
                                     ----------   ----------
     Permits, net ................   $  315,609   $   53,776
                                     ==========   ==========

Intangible asset not subject to amortization at December 31, includes the following:

                                     2003               2002
                                    ------------------------
Goodwill                            $6,275,040    $       --
                                    ==========    ==========

Amortization expense for the years ending December 31, 2003 and 2002 were approximately $553,686 and $1,000, respectively. Future amortization for each of the years ending through December 31, 2008 approximates $229,000 annually. In addition to annual amortization, the Company determined that, based on the results of its operations during 2003, it was appropriate to test its patents for impairment. Accordingly the Company evaluated the fair value of its patent based on the estimated future cash flows related to the asset and recorded an impairment charge of approximately $8,509,000 which has been separately identified in the statement of operations. The Company has selected December 31, 2003 as the date of their annual impairment test for goodwill. With the assistance of an outside specialist, the Company performed an impairment test by comparing the fair value of their reporting unit with the carrying value of the unit. As a result of impairment test, the Company determined that there was no required impairment adjustment necessary for the Company's goodwill.

7        FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of December 31, 2003 and 2002:

                                                                          2003         2002
                                                                      -----------------------
Short-term borrowings .............................................   $   75,000   $   75,000
                                                                      ----------   ----------

Current maturities of long-term debt:
   Term financing .................................................      100,000         --
   Vehicle loans and other current obligations ....................       73,162       18,888
                                                                      ----------   ----------
     Total current maturities of long-term debt ...................   $  173,162   $   18,888

Current portion of convertible debentures:
   AMRC debentures, 10% convertible debentures, currently due .....      159,000      475,000
   CCS debenture, 12% convertible debentures, due May and July 2004      850,000         --
   Senior loan, variable interest rate convertible debenture ......    1,203,000         --
   Subordinate loan, 12% convertible debentures ...................      500,000         --
                                                                      ----------   ----------
     Total current portion of convertible  debentures .............   $2,712,000   $  475,000

Long-term debt:
   Subsidiary loans (Note 8 and Note12).............................        --      1,450,000
   Term financing .................................................      200,000       60,000
   Vehicle loans and other current obligations ....................      170,883         --
                                                                      ----------   ----------
     Total long-term debt, net of current maturities ..............   $  370,883   $1,510,000

Convertible debt, net of current portion:
   GCS debenture, 10% convertible debenture, due December 2008 ....    1,184,065         --
   Subordinate loan, 12% convertible debentures ...................    1,517,000         --
                                                                    ----------   ----------
     Total current maturities of long-term debt ...................   $2,701,065   $     --

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7        FINANCING ARRANGEMENTS (continued)

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements of December 31, 2003 and the Company's ability to meet such obligations:

Year                                                    Amount

2004                                                 $2,960,162
2005                                                  1,158,845
2006                                                    678,467
2007                                                    639,844
2008                                                    594,793
                                                  -------------
Total minimum payments due under current
  and long-term obligations                       $   6,032,110
                                                  =============

SHORT TERM BORROWINGS:

The Company has a variable interest rate, (6% at December 31, 2003), line of credit with a bank, which has an outstanding balance of $75,000 as of December 31, 2003 and 2002, representing the entire line. The line matured on January 31, 2004, and the Company is currently renegotiating the terms of this facility.

TERM FINANCING

In May 2003, and in connection with its acquisition of ESD, the Company assumed certain non-interest bearing term financing totaling $300,000, payable in three equal installments March 2004, 2005 and 2006. This obligation is secured by a first mortgage interest in the Company's Massachusetts property.

AMRC DEBENTURES

These instruments, executed in December 2002 through December 2003, are 10% convertible debentures that are due on the first anniversary of each such debenture. The debentures are generally convertible at $1.00 per common share, with default provisions entitling the holder to penalty shares for the amount in default at $0.20 per share. One of these debentures due in January 2004 in the initial amount of $50,000 is to the Company's former CFO.

CCS DEBENTURES

In May 2003, the Company issued $0.85 million in subordinate convertible debentures to three institutional investors (the "CCS Debenture"). The debentures bear interest at 12% per year and are secured by the chairman's and certain related parties' common stock. The principal of the debenture and all accrued interest are convertible into common stock of the Company at the rate of $0.60 per share. During 2003, the Company was in default on this debt under various provisions of the agreement. As a result, the Company has accrued an increase in the interest rate to 25% per annum and penalties aggregating 4% per month from the date of the corresponding default. In addition, in connection with these debt agreements, the Company issued stock purchase warrants as described in the Stockholders' Equity footnote, below. $0.25 million of the principal of the CCS Debentures were redeemed in March 2004 in connection with the Laurus Financing (see Note 14, Subsequent Events, below).

SENIOR LOAN

On December 19, 2003, the Company closed on the first installment of the Senior Loan with GCS Investments, LLC ("GCS"). The Senior Loan is structured as a term loan with a principal of $1.5 million that matures and renews annually, and bears interest at 10% per year. Payments are of interest only and are payable monthly. The Senior Loan is secured by a priority position on substantially all of the Company's assets. Conditions precedent of this financing included the conversion of the majority of the Company's pre-consolidation debt and other liabilities into various forms of equity, including all obligations due to the Company's officers and its related parties for loans extended to the Company, deferred salaries, price-protection agreements in relation to previous loans and deferred salaries and any other and all liabilities due to the Company's officers and related parties. Additionally required were a cash-based management contribution, the unconditional personal guarantee of the Company's chairman and the conversion by

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7        FINANCING ARRANGEMENTS (continued)

SENIOR LOAN (continued)

GCS' affiliate of $1.184 million in debt into the GCS Debenture (see below). The Senior Loan is convertible into common stock of the Company at 100% of market at the time of any such conversion. GCS additionally received detachable warrants to purchase 500,000 shares of common stock that are exercisable at $0.40 per share and expire on December 19, 2008. The Company received $1.2 million of the funds under the Senior Loan in 2003 and the balance of $0.3 million in January 2004. The Senior Loan was modified in March 2004 in connection with the Laurus Financing (see Note 14, Subsequent Events, below).

SUBORDINATE LOAN

In November and December 2003, the Company's various outstanding notes issued in connection with the purchase of the Environmental Services Division of R.M. Jones & Co., Inc. ("Jones") were consolidated and adjusted in compliance with the provisions of such notes into the Subordinate Loan with a principal balance of $2.017 million. This loan bears interest at the rate of 12% per year, payable quarterly. The principal of the loan is payable in four installments: April 30, 2004, April 30, 2005, November 30, 2005, and April 30, 2006. This note is secured by the stock of two of the Company's subsidiaries: JES-LLC, and ESC, and is convertible into common stock of the Company at 100% of market at the time of any such conversion. The Subordinate Loan was acquired by GCS in March 2004 in connection with the Laurus Financing (see Note 14, Subsequent Events, below).

GCS DEBENTURE

In December 2003, and in connection with the requirements of the Senior Loan, GCS' affiliates converted $1.184 million in debt into convertible preferred securities of the Company (the "GCS Debenture"). This instrument is to be paid at a rate equal to 2% of the Company's gross annual revenue on a quarterly basis, provided that such payments, together with the interest payments paid to GCS on the Senior Loan, do not exceed 30% of the Company's EBITDA for such year. These payments shall continue to be made until the sum of all such payments is equal to $1.184 million, at which time this instrument will automatically convert into 30,000 shares of Subsidiary Preferred.

8        MINORITY INTEREST

As a condition precedent to the Company's closing of the Senior Loan, the Company's pre-consolidation NWR notes totaling $925,000 ("the NWR Debt") were, on December 19, 2003, converted into 92,500 shares of a non-voting class of preferred equity in the Company's American Metals Recovery, Corp. ("AMRC"), subsidiary - the Subsidiary Preferred Equity, with a par value of $0.001. Subsidiary Preferred Equity holders will receive a quarterly dividend ranging from 3% to 5% of AMRC's annualized revenue, limited to 30% of AMRC's operating income. The shares may not be liquidated or transferred. Shares of Subsidiary Preferred Equity may be redeemed by the Company with shares of the Company's common stock based upon the then-current market conditions at the time of any such redemption. There is no expiration date associated with the Company's redemption option..

9        RELATED PARTY TRANSACTIONS

In additions to those related party transactions disclosed above in Note 7, Financing Arrangements, and below in Note 12, Stockholders' Equity, the Company had the following significant related party transactions during the periods reported in the financial statements:

TRANSACTIONS WTIH AND ACQUISITION of MRTC

On May 2, 2003, the Company, through VEC, completed its acquisition of MRTC from Lawrence Kreisler, an employee stockholder and former Vice-Chairman, for debt totaling approximately $370,000 (the "MRTC Debt"), plus the assumption of MRTC's various liabilities totaling $410,977. On December 16, 2003, and in connection with the requirements of the Company's closing of the Senior Loan, Lawrence Kreisler converted the assumed MRTC liabilities of $410,977 into 1,400,000 shares of common stock in the Company. Simultaneously on December 16, 2003, the Company's chairman purchased the MRTC Debt of $370,000 from Lawrence Kreisler and converted it into 1,409,524 shares of common stock of the Company.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9        RELATED PARTY TRANSACTIONS (continued)

ACQUISITION OF TECHNOLOGIES

In November 1997, the Company, upon ratification by its shareholders, executed its License Agreement with Lawrence Kreisler. Pursuant to this agreement, Lawrence Kreisler had granted the Company an exclusive license to his patent rights and the technologies upon which the Company was founded. Lawrence Kreisler was to receive royalty-fees under the License Agreement that were based on a per gallon rate which differed according to the type and quantity of material processed. This License Agreement carried a minimum 15-year term with an evergreen renewal provision. During 2003, the Company completed its 2001 agreement to buy-out the 1997 License Agreement and acquire the underlying patents for a total of $12.15 million. The purchase price was based on an independent valuation of the technologies and a discount to the royalties payable. The final payment of the buy-out was made in 2003 in the form of 6,601,373 shares of common stock and 1,881,366 shares Series A Preferred Equity that were issued to Lawrence Kreisler and his assigns (see Note 12, Stockholders' Equity, below).

CONVERSION OF OTHER DEBTS AND OBLIGATIONS IN CONNECTION WITH SENIOR LOAN

On December 16, 2003, and in connection with the requirements of the Company's closing of the Senior Loan, the Company's chairman also at this time converted all outstanding officer loans and deferred salaries from the current fiscal year, the Company's price-protection obligations in relation to deferred salaries and officer loans from prior periods previously paid with equity but for which additional equity was currently due, and other amounts due under the terms of the Company's chairman's employment agreement into 3,131,222 shares of common stock in the Company. Additionally, the Company's chairman purchased other liabilities of the Company totaling $0.16 million and converted these liabilities into 609,524 shares of common stock in the Company.

On December 16, 2003, and as a condition of the Company's closing of the Senior Loan, the Company's President converted the Company's outstanding redemption and price-protection obligations relating to its May 2, 2003, acquisition of ESC into 3,300,000 shares of common stock in the Company. Any future redemptions shall be on the basis of the market price of the Company's common stock at the time of any such redemption. All other terms and conditions of the ESC acquisition agreement remain in effect. In November 2003, and in connection with a required management contribution of the Senior Loan, the Company's President retired 92,500 shares of common stock.

OTHER RELATED PARTY TRANSACTIONS

In November 2003, and in connection with a required management contribution of the Senior Loan, the Company's chairman purchased 416,667 shares of restricted common stock in the Company for $133,333, and the Company's former Vice-Chairman purchased 208,333 shares of restricted common stock in the Company for $66,667.

During 2003, the Company borrowed $251,000 from officers for general working capital purposes which amounts were repaid during 2003 in cash.

During 2003 and 2002, the Company utilized the services of Candent Corporation, (formerly Cyngularity Corporation), for development and administration of its various management information systems. Candent is majority-owned by the Company's Chairman's spouse. Such services approximated $150,000 and $23,000 for 2003 and 2002, respectively.

During 2003, the Company borrowed $517,500 from an immediate family member of the Chairman at an interest rate of 2% per year and an initial stated term of 5 years. This debt was converted in 2003 into 647,500 shares of common stock (see
Note 12, Stockholders' Equity, below).During 2002, certain officers and immediate family members loaned the Company approximately $612,000, which was repaid in cash of approximately $157,000 and approximately 523,300 shares of common stock with a fair value of approximately $638,000.

During the second quarter of 2003, the Company issued 750,000 shares of common stock with an approximate fair value of $675,000 to a former director for services related to the Company's May business acquisitions.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10       COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

The Company is party to certain material employment agreements with its Chief Executive Officer, President and Chief Operational Officer and Chief Compliance Officer. Each of these agreements call for an annual base salary of $150,000, reimbursement of business expenses, use of a Company automobile, periodic bonuses, and participation in any employee benefits provided to all employees of the Company.

OPERATING LEASES

The company maintains its corporate offices at its facility located in Paterson, New Jersey and its technical services offices located in Farmington, Connecticut. The Paterson lease terms, which include a purchase option and provide for the base rent to be paid monthly over five years commencing December 2003. The Farmington lease is month to month payable in the amount of $3,000 per month. The lease obligations are as follows:

Year                                                                Operating
                                                                      Leases
----------------------------------------------------------------------------
2004                                                          $       79,515
2005                                                                 119,272
2006                                                                 119,272
2007                                                                 119,272
2008                                                                 119,272
Thereafter                                                                --
                                                              --------------
   Total minimum lease payments                                      556,603

In December 2002, the Company entered into discussions with its landlord to exercise its option under their lease agreement to purchase the building they currently occupy as weel as the property adjacent to their current building. In conjunction with these discussions, $100,000 is held in escrow by the Company's attorney and is included in deposits as of December 31, 2003 and 2002.

The Company is also liable for its pro-rated portion of real estate taxes. Rent expenses, including real estate taxes, were approximately $256,000 and $231,000 for 2003 and 2002, respectively.

CAPITAL LEASES

The Company is obligated under capital leases for machinery and equipment and office equipment, computers and fixtures that expire in three to five years, and bear interest ranging from 6% to 14%. The following is a summary of future minimum payments under capital leases that have remaining noncancelable lease terms in excess of one year at December 31, 2003:

Year                                                         Capital Leases
----------------------------------------------------------------------------
2004                                                          $      197,021
2005                                                                 112,004
2006                                                                  29,583
2007                                                                     926
Thereafter                                                                --
                                                              --------------
   Total minimum lease payments                                      339,534

Less imputed interest at interest
  rates ranging from 6.0% to 14.0%                                    24,649
                                                              --------------
   Present value of future minimum lease payments                    314,885

Less: current portion of capitalized lease obligations               191,461
                                                              --------------
Long-term capitalized lease obligations                       $      123,424
                                                              ==============

Assets capitalized under the above leases and included in property and equipment are as follows:

                                                     2003               2002
                                             -------------------------------
Equipment                                    $     394,000    $      394,000
Less: accumulated amortization                     162,000           112,000
                                             -------------    --------------
     Equipment under capital leases, net           232,000           282,000

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10       COMMITMENTS AND CONTINGENCIES  (continued)

LEGAL PROCEEDINGS

The Company is party to the matter entitled Somerset Hills Consultants, Inc., et al, v. KBF. The action was filed in the Supreme Court of the State of New York, February 13, 2002. The Verified Complaint seeks specific performance of certain agreements between the plaintiffs and the Company, plus attorney's fees and costs. The plaintiffs were awarded partial judgment as to some issues which resulted in adjustment to the Company's litigation accrual during the period. The Company has issued 300,128 shares of its common stock into an escrow account pending final judgment in this matter. The matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time.

The Company is party to the matter entitled Kerns Manufacturing Corp. v. KBF Pollution Management, Inc. The action was filed in the Supreme Court of the State of New York, August 14, 2003. The Verified Complaint seeks performance of certain agreements between the plaintiffs and the Company, plus attorney's fees and costs. The matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time. This matter relates to the Company's recent acquisition of Vulcan Waste Systems, Inc. from Kerns Manufacturing Corp. and the breach by Kerns of the terms and conditions of the relevant acquisition agreement. The Company incurred a loss in December 31, 2003 on its write-off of $1,890,000 of idle equipment connected to this transaction. 1,350,000 shares of restricted common stock related to the Vulcan acquisition remain outstanding which shares the Company is seeking to have cancelled. The Company is currently pursuing the reversal of this acquisition and seeking the return of the common stock issued.

The Company assumed and is party to various immaterial administrative enforcement proceedings for which the Company has accrued $237,500 in potential expenses. The Company is also involved with several minor collection matters in which the Company and vendors are seeking payment for services rendered and goods provided.

OTHER CONTINGENCIES

The Company is subject to various regulatory requirements, including the procurement of requisite licenses and permits at its facilities. These licenses and permits without which the Company's operations would be adversely affected are subject to periodic renewal. The Company anticipates that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility's operations are in compliance with the applicable regulatory requirements.

Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for the workers' compensation, general liability and vehicle liability is $500,000. The deductible per occurrence for the environmental impairments is $1,000,000.

11       INCOME TAXES

The Company has incurred losses, which have generated net operating loss carryforwards for the Company. As of December 31, 2003, the Company has federal and state net operating loss carryforwards of approximately $23,198,584, which begin to expire in 2010. These loss carryforwards are subject to limitation in future years should certain ownership changes occur. For the years ended December 31, 2003 and 2002, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded. The provision for income taxes for the years ended December 31, 2003 and 2002 consisted of state income tax provisions. Deferred tax assets are as follows:

                                              2003             2002
                                            --------------------------
Deferred Tax Assets:
Net operating loss carryforwards ........   $ 3,883,000    $ 3,612,000
Allowance for doubtful accounts .........        35,000         19,000
Property, equipment and intangible assets     4,400,000      2,059,000
                                            -----------    -----------
Total deferred tax assets ...............     8,318,000      5,690,000
Less: Valuation allowance ...............    (8,318,000)    (5,690,000)
Net deferred tax assets .................   $      --      $      --
                                            ===========    ===========

The Company has federal and state net operating loss carry-forwards of approximately 11,421,000, which expire through December 31, 2024.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12       STOCKHOLDERS' EQUITY

REVERSE STOCK-SPLIT AND REINCORPORATION MERGER

In September 2003, with the approval of the Company's shareholders, the Company completed a reverse stock-split and reincorporation merger with its wholly-owned subsidiary, Veridium Corporation (see Note 1, Description of Business and Basis of Presentation, above). Prior to completing these transactions, the Company had completed a series of acquisitions and the consolidation of ESD, ESC, AMRC, NWR and MRTC with Veridium Environmental Corporation ("VEC") and into the Company through a merger with KPMI, after KPMI had completed a twenty for one reverse stock split. Shares of common stock referred to herein are of the Company and, where relevant, have been converted into the equivalent number of shares of the Company on a twenty to one basis. The par value of the Company's shares is $0.001 per share as compared to $0.00001 for KPMI's shares.

PREFERRED STOCK AUTHORIZATION

In September 2003, the Company's stockholders authorized the issuance of up to 5,000,000 shares of preferred stock.

ANTI-DILUTION AND PRICE PROTECTION AGREEMENTS

During 2003, in consideration for certain equity transactions, one lender, various vendors and stockholders, and the Chairman received price protection benefits and/or anti-dilution coverage as part of their equity instruments. As a result of these agreements, the Company was required to issue approximately 4,900,000 shares during 2003 for no consideration. Certain of these agreements extend into 2004 and future years. At December 31, 2003, one investor has an anti-dilution agreement in place to maintain his current ownership percentage of common stock. In addition, the Chairman and a member of his family has a limited anti-dilution agreement relating to the conversion of debt detailed in Note 7, Financing Arrangements, above, which provide for the issuance of additional shares under all circumstances not related to the completion of a merger or acquisition by the Company.

STOCK WARRANTS

The Company issued no stock warrants during 2002. During 2003, in connection with certain convertible debt agreements, the Company recorded an adjustment to paid in capital of approximately $500,000 for the fair value, (as determined by the Black Scholes method), of issued warrants to purchase 1,325,000 shares, net of cancellations and forfeit shares, of common stock with an exercise price of $0.60 per share. These warrants are due to expire through 2004.

OPTION NOTE PLAN

In May 2001, the Company approved an Option Note Plan. Under the Plan all officers, directors, employees and certain corporate advisors are entitled to exercise their options by executing a note as payment for the underlying stock. All participants in the option note plan shall voluntarily reduce (forfeit) the number of outstanding options exercised by 5%. The notes shall bear interest at 6.5% and be collateralized against the stock purchased. Pro-rated repayment of the note, along with the pro-rated interest, must be paid upon the sale of the related shares. During 2002, interest on the notes receivable-common stock was recorded as additional paid-in-capital in the amount of $271,779. The Plan was discontinued in December 2002. On April 30, 2003, the Company assigned all rights and interest in the notes receivable-common stock for an additional deposit on the patent acquisition from the Company's former chairman and current stockholder retroactive to December 31, 2002. The notes assigned, totaling $4,508,929 are also included in deposits on patent acquisition from the former chairman as December 31, 2002. Therefore, the notes receivable-common stock account as of December 31, 2002 was eliminated.

COMMON STOCK SUBSCRIBED

During 2001, stock options were exercised under the Option Note Plan, which provided for the issuance of 2,547,761 shares of common stock. As of December 31, 2001, these shares have not been issued and therefore were included in common stock-subscribed. The actual stock issuance occurred in July 2002.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12       STOCKHOLDERS' EQUITY (continued)

STOCK OPTION AND ISSUANCE PLANS

In September 2003, the Company's shareholders approved the discontinuance of the KPMI 1998 Stock Option Plan and the adoption of the Company's 2003 Stock Option/Stock Issuance Plan (the "Plan"). The Plan consists of two separate equity programs: (i) the Discretionary Option Grant Program and (ii) the Stock Issuance Program. The principal terms and features of each program and the Plan are described in the underlying agreements. An aggregate of 2,500,000 shares of Common Stock are reserved for issuance over the term of the Plan. In addition, the number of shares of Common Stock reserved for issuance under the Plan automatically increases on the first trading day of January each calendar year, by an amount equal to eight percent (8%) of the total number of shares of Common Stock outstanding on the last trading day in December of the preceding calendar year. The shares of Common Stock issuable under the Plan may be drawn from shares of our authorized but unissued shares of Common Stock or from shares of Common Stock reacquired by us, including shares repurchased on the open market. Shares subject to any outstanding options under the Plan which expire or otherwise terminate prior to exercise will be available for subsequent issuance. However, any shares subject to stock appreciation rights exercised under the Plan will not be available for reissuance. Should the exercise price of an option under the Plan be paid with shares of Common Stock or should shares of Common Stock otherwise issuable under the Plan be withheld in satisfaction of the withholding taxes incurred in connection with the exercise of an option or the vesting of a stock issuance under the Plan, then the number of shares of Common Stock available for issuance under the Plan will be reduced only by the gross number of shares for which the option is exercised or which vest under the stock issuance and not by the net number of shares of Common Stock issued to the holder of such option or stock issuance. The Company's officers and employees, non-employee Board members and independent consultants in the Company's service or the service of the Company's subsidiaries (whether now existing or subsequently established) are eligible to participate in the Plan. The fair market value per share of Common Stock on any relevant date under the Plan will be deemed to be equal to the closing bid price per share on that date. Options granted under the Plan may be either incentive stock options which satisfy the requirements of Section 422 of the Internal Revenue Code or non-statutory options which are not intended to meet such requirements.

SUPPLEMENTAL DISCLOSURE FOR STOCK-BASED COMPENSATION

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its Plans and the analogous plans of the Company. SFAS No. 123, "Accounting for Stock-Based Compensation", defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options. Activity under the Plans for the years ended December 31, 2003 and 2002 is as follows:

                                    Number of Shares    Weighted Average
                                                         Exercise Price
                                   -------------------------------------

Outstanding at December 31, 2001       823,798         $   2.00
   Granted at fair value .......       370,809             1.00
   Forfeited ...................       (93,309)            0.80
   Exercised ...................        (8,500)            2.40

Outstanding at December 31, 2002     1,092,798         $   2.00
   Granted at fair value .......    12,245,206             0.60
   Forfeited ...................    (2,830,104)            0.63
   Exercised ...................    (6,693,873)            0.68

Outstanding at December 31, 2003     3,814,027         $   0.88


                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12       STOCKHOLDERS' EQUITY (continued)

Summarized information about the Company's stock options outstanding at December 31, 2002 is as follows:

   Range of Exercise Prices        Number of       Weighted       Weighted                 Exercisable
                                                   Average
                                                  Remaining                      -----------------------------------
                                    Options      Contractual      Average       Number of Options  Weighted Average
                                   Outstanding        Life      Exercise Price                       Exercise Price
-------------------------------------------------------------------------------------------------------------------
$1.00 to $2.00                          933,394           5.97           1.60           750,894                1.80
$2.01 to $4.00                          133,404           5.58           3.40           133,404                3.40
$4.01 to $6.00                           16,000           3.86           5.20            16,000                5.20
$6.01 to $8.00                           10,000           5.00           8.00            10,000                8.00
                                ----------------                              ------------------
                                      1,092,798                                         910,298

Summarized information about the Company's stock options outstanding at December 31, 2003 is as follows:

                                                   Weighted                                Exercisable
                                                   Average                      -----------------------------------
   Range of Exercise Prices        Number of      Remaining       Weighted
                                    Options      Contractual      Average N      umber of Options  Weighted Average
                                   Outstanding        Life      Exercise Price                     Exercise Price
-------------------------------------------------------------------------------------------------------------------
$0.40 to $0.99                        2,930,000           8.68           0.57         1,550,000                0.54
$1.00 to $8.00                          746,527           4.89           2.39           746,527                2.39
                                ----------------                              ------------------
                                      3,676,527                                       2,296,527

Options exercisable at December 31, 2003 and 2002 were 2,296,527 and 910,298, respectively, with a weighted average exercise price of $1.08 and $2.16 per share, respectively. The fair value of each option granted during 2003 and 2002 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                   2003             2002
                                            -----------------------------------
Dividend yield                                      --               --
Expected volatility                                69%              69%
Risk-free interest rate                             2%               2%
Expected life                                     8.57             7.95

There were no options granted at less than fair value during the periods presented. The weighted average fair value of options and warrants granted at fair value during 2003 was calculated using the Black-Scholes valuation model to be $0.04 and $0.09 per share, totaling $479,676 and $34,762, respectively.

DEBT AND OTHER LIABILTIES SETTLED WITH COMMON STOCK

During 2003, the Company issued approximately 4,450,000 shares of common stock in settlement of approximately $1,458,000 of notes payable (see Item 9, Related Party Transactions, above). All accrued interest related to this transaction was forgiven.

During 2003, the Company issued a total of 1,740,000 shares of common stock upon the conversion of $189,000 in debt to unrelated parties and 367,629 shares of common stock upon the settlement of $366,000 in accounts payable and other liabilities due.

During 2002, the Company issued approximately 523,000 shares of common stock to its officers in settlement of loans due to them in the amount of $637,990. During 2002, the Company issued 65,000 shares of common stock with a fair value of $85,000 to settle $115,000 of long-term debt. The Company recorded a $30,000 gain on the extinguishment of debt related to this transaction.

During 2002, the Company issued 33,500 shares of common stock with a fair value of approximately $48,000 to settle outstanding accounts payable.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12       STOCKHOLDERS' EQUITY (continued)

STOCK AND OPTIONS ISSUED FOR SERVICES

During 2003, the Company issued 2,682,500 shares of common stock, with a value of $763,917, in exchange for services rendered, and performance-based and vested options to purchase 1,700,000 shares of common stock at $0.60 per share, valued at $695,530 as determined under the Black-Scholes valuation model.

During 2002, the Company issued 100,500 shares of common stock with a fair value of approximately $105,000 for services rendered. During 2002, the Company issued options to consultants with a fair value of approximately $87,600, as determined under the Black Scholes model.

STOCK ISSUED FOR INTANGIBLE ASSETS

During the first quarter of 2003, the Company issued 50,000 shares with a fair market value of approximately $60,000 to a consultant for deferred financing costs.

During 2003, the Company issued 6,601,373 shares of common stock, valued at $5,081,587, towards the Company's acquisition of patents from the former Vice-Chairman (see Note 9, Related Party Transactions, above). In June 2002, the Company issued 500,000 shares of common stock with a fair value of approximately $600,000 to the former Vice-Chairman and a current stockholder as a deposit for the purchase of patents.

EXERCISE OF STOCK OPTIONS

In January 2003, an investor exercised an option to purchase 80,000 shares of common stock for $64,000.

In February 2002, an investor exercised options to purchase common stock under a net issuance exercise provision of the option agreement. This non-cash exercise resulted in the issuance of approximately 25,300 shares of common stock. In June 2002, an individual exercised options to purchase common stock under the Company's Option Note Plan. This non-cash exercise resulted in the issuance of approximately 53,000 shares of common stock and a note receivable-common stock in the amount of approximately $74,000.

INVESTMENT ACTIVITY

In November 2003, and in connection with a required management contribution of the Senior Loan, Lawrence Kreisler purchased 208,333 shares of restricted common stock in the Company for $66,667. In November 2003, and in connection with a required management contribution of the Senior Loan, the Company's chairman purchased 416,667 shares of restricted common stock in the Company for $133,333.

SERIES A PREFERRED EQUITY

In October 2003, the Company issued as the final payment due on and in full satisfaction of all obligations pursuant to the patent acquisition agreement, 1,881,366 shares of Series A Preferred Equity to the former Vice-Chairman and his assigns. Each share of Series A Preferred Equity may be converted by the holder into one share of common stock and are subject to customary antidilution adjustments. There is no expiration date associated with the conversion option. At all times prior to conversion, each share of Series A Preferred Equity has the equivalent voting power of five shares of the Company's common stock. Each share of Series A Preferred Equity entitles its holder to receive a cumulative annual cash or stock dividend of equivalent value to any dividends paid on the Company's common stock at the same one to five rate.

SERIES B PREFERRED EQUITY

In December 2003, various parties converted shares of common stock into Series B Preferred Equity at the rate of twenty shares of common to one share of Series B Preferred Equity. The conversions included the Company's Chairman (450,000 preferred shares), President (200,000 preferred shares), Chief Compliance Officer (67,617 preferred shares), board members (42,125 preferred shares), the former Vice-Chair and a current employee (130,000 preferred shares) and other parties (56,250 preferred shares). Approximately 12,550,000 shares of common stock were exchanged in connection these agreements. The preferred shares may not be converted into common stock for two years in the absence of a change of control or other merger or acquisition event. Each share of Series B Preferred Equity may be converted by the holder into twenty-five shares of common stock and are subject to customary anti-dilution adjustments. There is no expiration date associated with the conversion option. At all times prior to conversion, each share of Series B Preferred Equity has the equivalent voting power of twenty-five shares of the Company's common stock. Each share of Series B Preferred Equity entitles its holder to receive cumulative annual cash or stock dividends as defined in the agreement.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:

                                                                                      2003            2002
                                                                                    ------------------------
Cash paid during the year for the following:
   Interest ......................................................................   $  480,624   $   38,000
   Income taxes ..................................................................         --           --

Disclosure of non-cash investing and financing activities:
   Accounts payable and accrued expenses settled through the
     issuance of common stock and options ........................................         --         48,000

   Common stock issued as settlement of officers' loans payable

   Settlement of long-term debt with common stock ................................         --        638,000

   Exercise of stock options in exchange for note receivable - common stock ......         --        115,000

   Common stock issued for payment of deposits on patent acquisition from
     former  Vice-Chairman and current employee ..................................         --         74,000

   Common stock and options issued as payment of permit and financing
     costs, equipment and expenses ...............................................         --        600,000

   Equipment acquired under capital lease obligations ............................         --        119,000

   Incremental adjustment for interest on notes receivable - common stock ........         --        272,000

   Assignment of notes receivable - common stock as additional deposit
     on patent acquisition from former Vice-Chairman and employee ................         --      4,509,000

   Equipment acquired in exchange for stock ......................................    1,890,000         --

   Stock used for services in connection with acquisitions .......................      675,000         --

   Long-term  debt converted  to  minority  interest .............................      925,000         --

   Long-term debt converted into convertible debentures ..........................    1,009,000         --

   Common stock issued in connection with acquisitions ...........................      841,785         --

   Common stock issued upon settlement of payables ...............................      366,007         --

   Common stock issued in connection with financing and acquisitions .............      464,500         --

   Proceeds from factoring of  receivables utilized in  acquisition of  businesses    1,824,292         --

   Conversion of stock options in connection with patent acquisition .............    5,081,587         --

   Stock  options issued in  payment of patent  acquisition ......................       79,158         --

   Issuance of preferred stock in payment of  patent  acquisition ................    1,881,366         --

   Common stock issued for fixed assets ..........................................      300,000         --

   Purchase of fixed asset and incurrence of capital  lease ......................       27,603         --

   Long-term debt and accounts payable converted to convertible debt .............    1,184,065         --

   Conversion of related party loans and long-term debt into common stock ........    1,647,587         --

   Proceeds from long-term debt  utilized in acquisitions ........................      468,666         --

   Deferred financing costs utilized from loan proceeds ..........................      103,175         --

   Value of beneficial conversion feature ........................................      340,000         --

   Value of warrants issued on convertible debt ..................................      500,413         --


                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14       SUBSEQUENT EVENTS

OTHER TERM FINANCING

During the first quarter 2004, the Company entered into a number of unsecured term facilities with trade vendors for outstanding accounts payable totaling about $0.7 million with a maturity date of December 31, 2004, some of which facilities bear interest at 6% per year.

LAURUS FINANCING

On March 31, 2004, the Company closed on a revolving fixed price convertible facility in the amount of $1.75 million with the Laurus Master Fund (the "Laurus Financing"). Structured like a standard receivables-based line of credit, this facility carries interest at prime plus 5%, subject to a floor of 9%, and a term of three years. The Company may convert debt into equity at a fixed conversion price equal to 110% of the fixed conversion price of $0.43 per share. The Company issued Laurus seven-year detachable warrants to purchase shares of the Company's common stock as follows: 450,000 at 115% of the fixed conversion price, 400,000 at 125% of the fixed conversion price and 250,000 at 135% of the fixed conversion price. The proceeds of the Laurus Financing were used to complete the Company's recapitalization process and to stimulate increased cash flows from operations. Specifically, these proceeds were used to (a) payoff balance under factoring agreement (about $0.5 million), (b) payment on the Subordinate Loan for $0.5 million, and (c) pay down the CCS Debenture by $0.25 million. Simultaneously with the closing of this financing, the Company additionally paid $0.5 million of the Subordinate Loan in the form restricted common stock (1.25 million shares) and assigned GCS the balance of the Subordinate Loan, of $1.517 million, in return for a reduction of the Senior Loan of $0.5 million.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

ITEM 8A.          CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial and accounting officer have participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

In December 2003, as reported on the Company's December 23, 2003 Form 8K, the Company received and accepted the resignation of its former chief financial officer. There were no significant changes, including any corrective actions with regard to significant deficiencies and material weaknesses, in our internal controls or in other factors that could significantly affect internal controls since the date of the most recent evaluation of these controls by the Company's chief executive officer and chief financial officer.

                                    PART III

The information called for by Item 9 (Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act), Item 10 (Executive Compensation), Item 11 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) and Item 12 (Certain Relationships and Related Transactions) is incorporated herein by reference to the registrant's definitive proxy statement for its 2004 Annual Meeting of Stockholders, which definitive proxy statement is expected to be filed with the Commission not later than April 29, 2004.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8K

The following are exhibits filed as part of the Company's Form 10KSB for the year ended December 31, 2003:

EXHIBITS

Exhibits to this Form 10-KSB Annual Report have been included only with the copies of the Form 10-KSB filed with the Securities and Exchange Commission. Upon request to the Company and payment of a reasonable fee, copies of the individual exhibits will be furnished. The Company undertakes to furnish to the Commission upon request copies of instruments (in addition to the exhibits listed below) relating to the Company's acquisitions and long-term debt.

Index to Exhibits

Exhibit Number             Description

2.1 Agreement and Plan of Merger, dated July 2003, by and between KBF Pollution Management, Inc. and Veridium Corporation (Incorporated by reference to Exhibit A of Company's predecessor's preliminary proxy statement on
     Schedule 14(a), as filed with the Securities and Exchange Commission on August 27, 2003)

2.2 Acquisition Agreement and Amendment, dated as of December 11, 2002, and May 2, 2003, by and between R.M. Jones & Co., Inc. and Veridium Environmental Corporation.

2.3 Revised Purchase Agreement, dated May 2, 2002, by and between James F. Green and Veridium Environmental
                           Corporation.

3.1 Certificate of Incorporation of the Company, as currently in effect (Incorporated by reference to Exhibit B of Company's preliminary proxy statement on Schedule 14(a), as filed with the Securities and Exchange Commission on August 27, 2003

3.2 By-laws of the Company, as currently in effect (Incorporated by reference to Exhibit C of Company's predecessor's preliminary proxy statement on
     Schedule 14(a), as filed with the Securities and Exchange Commission on August 27, 2003)

10.1 2003 Stock Option/Stock Issuance Plan of the Company

31.1 Certification  of Chairman  and Chief  Executive  Officer  pursuant to Rule
     13a-14(a)/15d-   14(a),   as  adopted   pursuant  to  Section  302  of  the
     Sarbanes-Oxley Act of 2002.

31.2 Certification of President, Chief Operating Officer and Acting Chief Financial Offier pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chairman and Chief Executive Officer and President, Chief Operating Officer and Acting Chief Financial Officer pursuant to 18 U.S.C.
     Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8K (continued)

REPORTS ON FORM 8K

The following is a list of reports filed on Form 8-K during the period:

1) On January 30, 2003, the Company filed a Report on Form 8K, which related to Changes in Certifying Accountant.

2) On February 12, 2003, the Company filed a Report on Form 8K/A, which related Changes in Certifying Accountant.

3) On May 29, 2003, the Company filed a Report on Form 8K, which related to Acquisition of Assets.

4) On July 29, 2003, the Company filed a Report on Form 8K/A, which related to Acquisition of Assets.

5) On August 26, 2003, the Company filed a Report on Form 8K, which related to Results of Operations.

6) On November 12, 2003, the Company filed a Report on Form 8K-12G3, which related to Changes in Control of Registrant.

7) On November 18, 2003, the Company filed a Report on Form 8K, which related to Results of Operations.

8) On December 23, 2003, the Company filed a Report on Form 8K, which related to Other Events.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

Fees for professional services provided by the Company's independent auditors, WithumSmith + Brown, for the years ended December 31, 2003 and 2002 are as follows:

                        2003      2002
                    --------------------
Audit fees .......   $ 85,000   $150,000
Audit-related fees     46,064
Tax fees .........     15,000     28,000
All other fees ...       --
                     --------   --------
     Total fees ..   $146,064   $178,000
                     ========   ========

Audit fees consist of fees related to the Company's year end financial statements and review of the Company's quarterly reports on Form 10QSB. Audit related fees principally include accounting consultations and an audit in connection with the acquisitions completed during 2003. Tax fees consist of fees related to analysis of the Company's net operating loss carryforwards in 2003 and preparation of the Company's United States federal, state, and local tax returns in 2003 and 2002.

It is the policy of the Company's audit committee to approve all engagements of the Company's independent auditors to render audit or non-audit services prior to the initiation of such services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

VERIDIUM CORPORATION
By:            /S/      KEVIN E. KREISLER
               --------------------------
                        KEVIN E. KREISLER
                        Chairman and Chief Executive Officer

Date:                   April 20, 2004



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                /S/      JIM GREEN
                --------------------------
By:                      JIM GREEN
                         President, Chief Operational Officer
                          and Acting Chief Financial Officer

Date:                    April 20, 2004

                /S/      RICHARD KRABLIN
                ------------------------
By:                      RICHARD KRABLIN
                         Secretary and Chief Compliance Officer

Date:                    April 20, 2004

                         JAMES HANRAHAN
                -----------------------
                         Director

Date:                    April 20, 2004

                         STEPHEN LEWEN
                ----------------------
                         Director

Date:                    April 20, 2004

                /S/      KEVIN E. KREISLER
                --------------------------
By:                      KEVIN E. KREISLER
                         Attorney-In-Fact
Date:                    April 20, 2004

Exhibit 31.1

                         CERTIFICATION OF ANNUAL REPORT

I, Kevin Kreisler, certify that:

1.   I have reviewed this Annual Report on Form 10-KSB of Veridium Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and,

c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and,

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



               /S/      KEVIN E. KREISLER
               --------------------------
By:                     KEVIN E. KREISLER
                        Chairman and Chief Executive Officer
Date:                   April 20, 2004

Exhibit 31.2

                         CERTIFICATION OF ANNUAL REPORT

I, Jim Green, certify that:

1.   I have reviewed this Annual Report on Form 10-KSB of Veridium Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and,

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and,

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                /S/      JIM GREEN
                ------------------
By:                      JIM GREEN
                         President, Chief Operational Officer
                         and Acting Chief Financial Officer
Date:                    April 20, 2004

Exhibit 32.1

                        CERTIFICATION OF PERIODIC REPORT

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of Veridium Corporation (the "Company"), certifies that:

     1. The Annual Report on Form 10-KSB of the Company for the year ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. The information contained in the Report fairly presents, in all materialrespects, the financial condition and results of operations of the Company.




VERIDIUM CORPORATION


               /S/      KEVIN E. KREISLER
               --------------------------
By:                     KEVIN E. KREISLER
                        Chairman and Chief Executive Officer
Date:                   April 20, 2004


               /S/      JIM GREEN
               ------------------
By:                     JIM GREEN
                        President, Chief Operational Officer
                        and Acting Chief Financial Officer
Date:                   April 20, 2004


This certification is made solely for the purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.