Form 10QSB
period 2004-03-31
VERIDIUM CORP
filed 2004-05-14
CIK 1269127

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                Quarterly REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal Quarter ended March 31, 2004

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



The  number of  outstanding  shares of  common  stock as of March 31,  2004 was:
24,685,510. Based on the average closing bid and ask price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2004 was $10,861,624.



Transitional Small Business Disclosure Format:  Yes         No  X .
                                                    -----      ---



                              VERIDIUM CORPORATION
                         QUARTERLY REPORT ON FORM 10QSB
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2004

                                Table of Contents


                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements (unaudited)............................................................3
                  Consolidated Balance Sheets - March 31, 2004
                    and December 31, 2003.....................................................................4
                  Consolidated Statements of Operations -
                    Three Months Ended March 31, 2004 and 2003................................................5
                  Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 2004 and 2003................................................6
                  Notes to Consolidated Financial Statements..................................................7
Item 2.           Management's Discussion and Analysis or Plan of Operation..................................13
Item 3.           Controls and Procedures....................................................................18

Part II           Other Information
Item 1.           Legal Proceedings..........................................................................19
Item 2.           Changes in Securities......................................................................19
Item 3.           Defaults Upon Senior Securities............................................................19
Item 4.           Submission of Matters to a Vote of Security Holders........................................19
Item 5.           Other Information..........................................................................19
Item 6.           Exhibits and Reports on Form 8K............................................................19

Signatures                                                                                                   20


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)



                      VERIDIUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003

                                                               3/31/04           12/31/03
                                                             (unaudited)
                                                             ----------------------------
ASSETS:
Current assets:
   Cash ..................................................   $    474,742    $     89,392
   Accounts receivable, net ..............................      2,322,784       1,970,332
   Inventories ...........................................          5,369           7,634
Prepaid expenses and other current assets ................        173,937         104,303
                                                             ------------    ------------
       Total current assets ..............................      2,976,831       2,171,661

Property and equipment, net ..............................      3,687,057       3,770,379

Other Assets:
   Deposits ..............................................        123,102         123,102
   Patents and technologies, net .........................      3,135,598       3,173,336
Deferred financing costs, net ............................        851,605            --
   Permits, net ..........................................        311,166         315,609
   Goodwill ..............................................      6,275,040       6,275,040
                                                             ------------    ------------
       Total other assets ................................     10,696,511       9,887,087
                                                             ------------    ------------

TOTAL ASSETS .............................................   $ 17,360,399    $ 15,829,127
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Short term borrowings .................................   $    576,002    $     75,000
   Accounts payable ......................................      2,055,210       2,735,106
   Accrued expenses ......................................      1,040,093       1,256,444
   Current maturities of long-term debt ..................        169,985         173,162
   Current portion of convertible debentures .............        759,000       2,712,000
   Current portion of obligations under capital lease ....        205,555         191,461
                                                             ------------    ------------
       Total current liabilities .........................      4,805,845       7,143,173

Long-term debt, net of current maturities ................        258,181         370,883
Convertible debentures, net of current portion ...........      5,481,566       2,701,065
Obligations under capital lease, net of current maturities         93,844         123,424
Other liabilities ........................................         18,485          18,485
                                                             ------------    ------------
       Total long term liabilities: ......................      5,852,076       3,213,857

       Total liabilities: ................................     10,657,921      10,357,030

Minority interest in consolidated subsidiary .............        925,000         925,000

Commitments and contingencies ............................           --              --

Stockholders' equity:
   Preferred stock, $0.001 par value:
     Series A: authorized 1,881,366 shares;
       1,881,366 shares issued and outstanding ...........          1,881           1,881
     Series B: authorized 945,992 shares;
       945,992 shares issued and outstanding .............            946             946

   Common stock, $0.001 par value, 50,000,000
     authorized; 24,685,510 and 23,379,916 shares
     issued for 2004 and 2003, respectively ..............         24,842          23,380

   Additional paid-in capital ............................     32,584,869      31,505,431
   Accumulated deficit ...................................    (26,771,706)    (26,971,713)
   Treasury stock at cost, 131,266 and
     5,000 shares of common stock, respectively ..........        (63,354)        (12,828)
                                                             ------------    ------------
       Total stockholders' equity ........................      5,777,478       4,547,097
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............   $ 17,360,399    $ 15,829,127
                                                             ============    ============

 The notes to the Consolidated Financial Statements are anintegral part of these statements.



                      VERIDIUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED) AND 2003 (UNAUDITED)
                                                                    3/31/04          3/31/03
                                                                 ----------------------------
Revenues .....................................................   $  3,101,191    $  1,010,694
   Cost of revenues ..........................................      2,296,084         815,356
                                                                 ------------    ------------
     Gross profit ............................................        805,107         195,338

Operating expenses:
   Selling expenses ..........................................        247,043         117,616
   General and administrative expenses .......................        469,976         362,136
                                                                 ------------    ------------
Total operating expenses .....................................        717,019         479,752
                                                                 ------------    ------------

Operating income (loss) ......................................         88,088        (284,414)

Other income (expense):
   Forgiveness of interest and finance charges ...............        339,280            --
   Interest expense ..........................................       (226,199)        (42,846)
                                                                 ------------    ------------
     Total other income (expense), net .......................        113,081         (42,846)
                                                                 ------------    ------------

Income (loss) before provision for income taxes ..............        201,169        (327,260)
   Provision for income taxes (net of benefit or net operating
   loss carry-forwards of about $80,000) .....................         (1,162)           (200)
                                                                 ------------    ------------

Net income (loss) ............................................   $    200,007    $   (327,460)
                                                                 ============    ============

Basic earnings (loss) attributable to common shareholders ....   $       0.01    $      (0.84)
                                                                 ============    ============

Diluted earnings (loss) attributable to common shareholders ..   $       0.01    $       --
                                                                 ============    ============

Weighted average shares of common stock outstanding ..........     23,383,921       6,493,333
                                                                 ============    ============

Weighted average shares of common stock outstanding
   plus potentially dilutive common shares ...................     29,121,679            --
                                                                 ============    ============


The notes to the Consolidated Financial Statements are an integral part of these statements.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED) AND 2003 (UNAUDITED)

                                                                              3/31/04       3/31/03
                                                                            -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ........................................................   $ 200,007    $(327,460)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
   Non-cash operating expenses provided by officers ......................        --         90,306
   Depreciation and amortization .........................................     125,543       30,801
   Equity issued in exchange for services rendered .......................        --         93,526
   Provision for doubtful accounts .......................................     (22,883)      12,115
   Interest paid directly from lender ....................................      37,917         --
   Changes in assets and liabilities, net of acquisitions
     Accounts receivable .................................................     152,965      (60,978)
Other receivables ........................................................        --         69,102
     Prepaid expenses and other current assets ...........................     (50,463)     (89,737)
     Accounts payable ....................................................     (76,082)      35,161
Accrued expenses .........................................................    (236,351)        --
                                                                             ---------    ---------

       Net cash provided by (used in) operating activities ...............     130,653     (147,164)
                                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Acquisition of  businesses, net of cash acquired ......................        --         (2,153)
   Change in deposits ....................................................        --         99,325
   Additions to and acquisition of property, plant and equipment .........        --       (224,379)
                                                                             ---------    ---------

       Net used in investing activities ..................................        --       (127,207)
                                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Reduction in factoring of accounts  receivable ........................     (11,772)        --
   Issuance of (repayment of) short-term borrowings ......................    (102,812)        --
   Issuance of (repayment of) current maturities of long-term debt, net ..     (45,828)        --
   Proceeds from (repayment of) officer  loans, net ......................        --        342,623
   Proceeds from long-term convertible debentures ........................     492,000        2,157
   Increase in note payable bank .........................................        --             78
   Proceeds from sale of common stock ....................................       5,000         --
   Proceeds from the exercise of stock options and purchase of stock, net         --         64,000
   Purchase of treasury stock ............................................     (50,526)        --
   Repayment of obligations under capital leases .........................     (31,365)     (29,966)
   Deferred financing costs incurred .....................................        --        (46,585)
                                                                             ---------    ---------

       Net cash provided by financing activities .........................     254,697      332,307
                                                                             ---------    ---------

Increase (decrease) in cash ..............................................     385,350       57,936

Cash at beginning of period ..............................................      89,392          721
                                                                             ---------    ---------

Cash at end of period ....................................................   $ 474,742    $  58,657
                                                                             =========    =========

Supplemental disclosure of non-cash investing and financing activities:
   Equity issued for deferred financing costs ............................   $  82,500    $    --
   Payment of Subordinate Loan with common stock .........................     504,171         --
   Payment of Subordinate Loan with proceeds of Laurus Financing .........     500,000         --
   Payment of CCS Debenture with proceeds of Laurus Financing ............     250,000         --
   Payment of Term Financing with proceeds of Laurus Financing ...........     100,000         --
   Payment of Accounts-Receivable Factor with proceeds of Laurus Financing     470,762         --
   Prepaid expenses paid with proceeds of Laurus Financing ...............      16,945         --
   Deferred financing costs paid with proceeds of Laurus Financing .......     279,876         --
   Issuance of warrants for deferred financing costs .....................     489,229         --
   Settlement of accounts payable with short term notes ..................     603,814         --


The notes to the Consolidated Financial Statements are an integral part of these statements.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1        BASIS OF PRESENTATION

The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements that are reviewed no less than annually. Actual results could differ materially from these estimates and assumptions due to changes in environmental-related regulations or future operational plans, and the inherent imprecision associated with estimating such future matters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

2        CERTAIN ACCOUNTING POLICIES

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting a cumulative effect of a change in an accounting principle of financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have any significant impact on the Company's consolidated financial position or results of operations.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3        CERTAIN ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION

In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements about the effects of stock based compensation. The other provisions of SFAS No. 148 are not expected to be applicable to the Company as the Company has not expressed intent to change its accounting for stock-based compensation.

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

                                                                       3/31/04    3/31/03
                                                                    -----------------------
Net income (loss) ...............................................   $  205,007   $(327,460)

Less: stock based employee compensation expense determined
under the fair value method for all awards ......................         --       (17,130)
                                                                    ----------   ---------

Pro forma net income (loss) .....................................   $  205,007   $(344,590)
                                                                    ==========   =========

Basic and diluted net income (loss) per common share, as reported   $     0.01   $    --
                                                                    ==========   =========

Pro forma basic and diluted net income (loss) per common share ..   $     0.01   $    --
                                                                    ==========   =========

RECLASSIFICATIONS

Certain amounts reported in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

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

4        RELATED PARTY TRANSACTIONS

The Company utilizes the services of Candent Corporation (formerly Cyngularity Corporation), for development and administration of its various management information systems. Candent is majority-owned by the Company's Chairman's spouse. Such services approximated $12,000 for the fiscal quarter ended March 31, 2004.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4        RELATED PARTY TRANSACTIONS (continued)

During the first quarter 2003, the Company borrowed $267,500 from an immediate family member of the Chairman at an interest rate of 2% per year and an initial stated term of 5 years, $42,000 from officers for general working capital purposes, and $50,000 from its former CFO (see Note 5, Financing Arrangements, below).

5        FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of March 31, 2004 and December 31, 2003:

                                                                               3/31/04           12/31/03
                                                                          -----------------------------------
Short-term borrowings
   Line of credit                                                         $      75,000       $     75,000
   Term financing                                                               501,002                 --
                                                                          -------------       ------------
     Total short-term borrowings                                          $     576,002       $     75,000

Current maturities of long-term debt:
   Term financing                                                               100,000            100,000
   Vehicle loans and other current obligations                                   69,985             73,162
                                                                          -------------       ------------
     Total current maturities of long-term debt                           $     169,985       $    173,162

Current portion of convertible debentures:
   AMRC debentures, 10% convertible debentures, currently due                   159,000            159,000
   CCS debenture, 12% convertible debentures, due May and July 2004             600,000            850,000
   Senior loan, variable interest rate convertible debenture                         --          1,203,000
   Subordinate loan, 12% convertible debentures                                      --            500,000
                                                                          -------------       ------------
     Total current portion of convertible  debentures                     $     759,000       $  2,712,000

Long-term debt:
   Term financing                                                               100,000            200,000
   Vehicle loans and other current obligations                                  158,181            170,883
                                                                          -------------       ------------
     Total long-term debt, net of current maturities                      $     258,181       $    370,883

Convertible debt, net of current portion:
   Laurus financing, 9% convertible debenture, due March 2007                 1,750,000                 --
   Senior loan, 10% rate convertible debenture, due March 2007                1,000,000                 --
   GCS debenture, 10% convertible debenture, due December 2008                1,184,066          1,184,065
   Subordinate loan, 12% convertible debenture, due December 2008             1,547,500          1,517,000
                                                                          -------------       ------------
     Total current maturities of long-term debt                           $   5,481,566       $  2,701,065


The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements as of March 31, 2004 and the Company's ability to meet such obligations:

Year                                                                              Amount

2004                                                                      $   1,504,987
2005                                                                            158,781
2006                                                                             77,385
2007                                                                          2,771,556
2008                                                                          2,732,025
                                                                          -------------

Total minimum payments due under current and long-term obligations        $   7,244,734
                                                                          =============

                      VERIDIUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5        FINANCING ARRANGEMENTS

SHORT TERM BORROWINGS

The Company has a variable interest rate, (6% at March 31, 2004), line of credit with a bank, which has an outstanding balance of $75,000 as of March 31, 2004, representing the entire line. The line matured on January 31, 2004, and the Company is currently renegotiating the terms of this facility.

TERM FINANCING

During the first quarter 2004, the Company entered into a number of unsecured term facilities with trade vendors for outstanding accounts payable totaling about $0.5 million with a maturity date of December 31, 2004, about $0.3 million of which bears interest at 6% per year. The Company has certain non-interest bearing term financing totaling $200,000, payable in two equal installments March 2005 and 2006. This obligation is secured by a first mortgage interest in the Company's Massachusetts property.

AMRC DEBENTURES

These instruments, executed in December 2002 through December 2003, are 10% convertible debentures that are due on the first anniversary of each such debenture. The debentures are generally convertible at $1.00 per common share, with default provisions entitling the holder to penalty shares for the amount in default at $0.20 per share. One of these debentures due in January 2004 in the initial amount of $50,000 is to the Company's former CFO. The Company is currently in default of this debenture.

CCS DEBENTURES

In May 2003, the Company issued $0.85 million in subordinate convertible debentures to three institutional investors (the "CCS Debenture"). These debentures bear interest at 12% per year and are secured by the chairman's and certain related parties' common stock. The principal of the debenture and all accrued interest are convertible into common stock of the Company at the rate of $0.60 per share. During 2003, the Company was in default on this debt under various provisions of the agreement. As a result, the Company had accrued an increase in the additional interest rate to 25% per annum and penalties aggregating 4% per month from the date of the corresponding default as of December 31, 2003, which penalties were waived in March 2004 in connection with the completion of the Laurus Financing. $0.25 million of the principal of the CCS Debentures were redeemed in connection with the Laurus Financing (see below). The Company recognized a gain of approximately $0.19 million on the forgiveness of penalties.

SENIOR LOAN

On December 19, 2003, the Company closed on the first installment of the Senior Loan with GCS Investments, LLC ("GCS"). The Senior Loan is structured as a term loan with a principal of $1.5 million that matures and renews annually, and bears interest at 10% per year. Payments are of interest only and are payable monthly. The Senior Loan is secured by a priority position on substantially all of the Company's assets. Conditions precedent of this financing included the conversion of the majority of the Company's pre-consolidation debt and other liabilities into various forms of equity, including all obligations due to the Company's officers and its related parties for loans extended to the Company, deferred salaries, price-protection agreements in relation to previous loans and deferred salaries and any other and all liabilities due to the Company's officers and related parties. Additionally required were a cash-based management contribution, the unconditional personal guarantee of the Company's chairman and the conversion by GCS' affiliate of $1.184 million in debt into the GCS Debenture (see below). The Senior Loan is convertible into common stock of the Company at 100% of market at the time of any such conversion. GCS additionally received detachable warrants to purchase 500,000 shares of common stock that are exercisable at $0.40 per share and expire on December 19, 2008. The Company received $1.2 million of the funds under the Senior Loan in 2003 and the balance of $0.3 million in January 2004. GCS additionally received detachable warrants to purchase 500,000 shares of common stock that are exercisable at $0.40 per share and expire on December 19, 2008. The Senior Loan was decreased to a principal balance of $1.0 million in March 2004 in connection with the Laurus Financing (see below). GCS entered into a subordination agreement with the Laurus Funds in connection with the completion of the Laurus Financing.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5        FINANCING ARRANGEMENTS (continued)

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

SUBORDINATE LOAN

The Company entered into an agreement to purchase their obligations due under the notes issued in connection with the purchase of the Environmental Services Division of R.M. Jones & Co., Inc. ("Jones") with a principal balance of $2.017 million in exchange for 1.25 million shares of common stock and $0.5 million. The Company's rights under the agreement were assigned to GCS in March 2004 in connection with the Company's completion of the Laurus financing (see below). GCS received $0.5 million from the Laurus funding as a repayment of their Senior Loan and acquired about $1.5 million of this loan under the above agreement.

LAURUS FINANCING

On March 31, 2004, the Company closed on a revolving fixed price convertible facility in the amount of $1.75 million with the Laurus Master Fund (the "Laurus Financing"). Structured like a standard receivables-based line of credit, this facility carries interest at prime plus 5%, subject to a floor of 9%, and a term of three years. At March 31, 2004, prime rate was 4%. The Company may convert debt into equity at a fixed conversion price equal to 110% of the fixed conversion price of $0.43 per share. The Company issued Laurus seven-year detachable warrants to purchase shares of the Company's common stock as follows:
450,000 at 115% of the fixed conversion price, 400,000 at 125% of the fixed conversion price and 250,000 at 135% of the fixed conversion price. The proceeds of the Laurus Financing were used to (a) repurchase outstanding accounts receivable subject to a factoring agreement (about $0.5 million), (b) repayment of the Senior loan in the amount of $0.5 million, and (c) pay down the CCS Debenture by $0.25 million.

6        CHANGES IN STOCKHOLDERS' EQUITY

In connection with the closing of the Laurus Financing, the Company issued options to purchase 1,725,000 shares of common stock and 1,250,000 shares of restricted common stock. The Company issued an additional 191,860 shares of common stock for financing costs rendered in connection with the Laurus financing.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7        COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

The Company is party to certain employment agreements with its Chief Executive Officer and President and Chief Operational Officer. Each agreement calls for an annual base salary of $150,000, reimbursement of business expenses, use of a Company automobile, periodic bonuses, and participation in any employee benefits provided to all employees of the Company.

LEGAL PROCEEDINGS

The Company is party to the matter entitled Somerset Hills Consultants, Inc., et al, v. KBF. The action was filed in the Supreme Court of the State of New York, February 13, 2002. The Verified Complaint seeks specific performance of certain agreements between the plaintiffs and the Company, plus attorney's fees and costs. The plaintiffs were awarded partial judgment during 2003 as to some issues which resulted in adjustment to the Company's litigation accrual during the period. The Company has issued 300,128 shares of its common stock into an escrow account pending final judgment in this matter. The matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time.

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

The Company assumed and is party to various other administrative enforcement proceedings for which the Company has accrued $237,500 in potential expenses. The Company is also involved with several minor collection matters in which the Company and vendors are seeking payment for services rendered and goods provided.

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

Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for the workers' compensation, general liability and vehicle liability, as well as for environmental impairments, is $25,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS and Plan of Operation

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

OVERVIEW

Veridium is an environmental services provider that uses patented and proprietary green technologies to minimize and eliminate the need for disposal and reduce the burden on natural resources by recycling and mining industrial hazardous wastes. Our business model is to develop the domestic hazardous waste management market organically and acquisitively, leveraging the operational efficiencies made possible by our green technologies to recycle, reuse and mine all recoverable resources from industrial hazardous wastes in a safe, compliant and profitable manner.

Veridium was formed in 2003 upon the completion and consolidation of a series of acquisitions with Veridium Environmental Corporation ("VEC") and into the Company through a merger with KBF Pollution Management, Inc. ("KPMI"). The Company's development efforts in 2003 were focused on the completion of these corporate transactions, the integration of the various companies acquired, financing these activities, recapitalizing our pre-consolidation balance sheet, and sales growth.

These efforts continued into the first quarter 2004 and resulted in the improved operational results for the period. Management will continue make efforts to improve and streamline our operations as part of our integration process in 2004. There can be no assurances, however, that the Company will be successful in this regard or will be able to eliminate its working capital deficit. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

The margin analysis shown below demonstrates our progress to date in our integration and consolidation efforts. The table and below discussions should be read in conjunction with Item 1, Financial Statements, of this report.

                                                                Percentage of Total Revenues For the Period Ended,
                                                         ----------------------------------------------------------
                                                                                 3/31/04                  12/31/03
                                                         ----------------------------------------------------------

Revenue                                                                            100.0%                   100.0%
Cost of revenue                                                                      74.0                     82.6
                                                                              -----------               ----------
   Gross profit                                                                      26.0                     17.4

Selling expenses                                                                      8.0                      9.3
General and administrative expenses                                                  15.2                     24.7
Loss on impairment of long-lived assets                                                --                     65.5
                                                                              -----------               ----------
   Total operating expenses                                                          23.2                     99.5
                                                                              -----------               ----------

Income (loss)  from operations                                                        2.8                   (82.1)

Amortization of deferred financing costs                                               --                    (4.7)
Gain on sale of fixed assets                                                           --                      0.1
Forgiveness of accrued interest                                                        --                      2.8
Forgiveness of interest and finance charges                                          10.9                       --
Interest expense                                                                    (7.3)                   (10.9)
Write-off of idle equipment                                                            --                   (14.5)
                                                                              -----------               ----------
   Total other income (expense)                                                       3.6                   (27.2)
                                                                              -----------               ----------

Income (loss)  before provision for income taxes                                      6.4                  (109.3)
   Provision for income taxes                                                          --                       --
                                                                              -----------               ----------
Net income (loss)                                                                     6.4                  (109.3)
                                                                              ===========               ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. While the Company realized a net income of approximately $0.2 million during the quarter ended March 31, 2004, current liabilities exceeded current assets by approximately $1.8 million, including about $0.8 million in liabilities that are convertible into equity. This working capital deficit raises substantial doubt about the Company's ability to continue as a going concern.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA")

We define "EBITDA" as net income or loss, less interest, taxes, depreciation and amortization. We consider EBITDA to be a measurement of performance that provides useful information to both management and investors. EBITDA should not be considered an alternative to net income or loss or other measurements under accounting principles generally accepted in the United States of America as an indicator of operating performance or as a measure of liquidity. EBITDA does not reflect working capital changes, cash expenditures for interest, taxes, capital improvements or principal payments on indebtedness. While EBITDA is a good means to evaluate the probability of cash flow, it does not measure actual cash flow. Our operating cash flow is a better measure of how much cash a company we are generating because it adds non-cash charges (depreciation and amortization) back to net income and includes the changes in working capital that also provide or use cash. Additionally, our measurement of EBITDA might be inconsistent with similar measures presented by other companies. The following is a reconciliation of net income (loss) to EBITDA for the following three months ended March 31:

                                                      3/31/04        3/31/03
                                                        ------------------------
Net income (loss) ....................................   $ 200,007   $(327,460)
Depreciation and amortization ........................     125,543      30,801
Interest expense, net ................................     226,199      42,846
Provision for income taxes ...........................       1,162         200
Equity in exchange for non-recurring services rendered        --        93,526
                                                         ---------   ---------

EBITDA $ .............................................     552,911   $(160,087)


The following reconciles EBITDA to net cash provided from operating activities for the following quarters ended March 31:

                                                             3/31/04         3/31/03
                                                             -----------------------

Adjustments to reconcile EBITDA to net cash provided by (used in) operating activities:
   Interest expense ....................................   $  (188,282)   $   (42,846)
   Provision for income taxes ..........................        (1,162)          --
   Provision for doubtful accounts .....................       (22,883)        12,115

Changes in assets and liabilities:
   Accounts receivable .................................       152,965        (60,978)
   Other receivables ...................................          --           69,102
   Prepaid expenses and  other  current  assets ........       (50,463)       (89,737)
   Accounts payable ....................................       (76,082)        35,161
 Accrued expenses ......................................      (236,351)          --
                                                           -----------    -----------

     Net cash provided by (used in) operating activities   $   135,653    $  (147,164)
                                                           ===========    ===========

Selected Financial Data:
Working capital, net of convertible debentures .........    (1,070,015)    (2,361,426)

Selected Margin Data (%):
Gross profit ...........................................          26.0           19.3
EBITDA .................................................           7.0          (49.8)
Net income (loss) ......................................           6.4         (109.4)

Selected Growth Data (%):
Revenue ................................................         206.8            6.8
Gross Profit ...........................................         312.2           71.1
EBITDA .................................................         249.6           46.7
Net income (loss) ......................................         161.8           38.7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses. The following are the areas that we believe require the greatest amount of estimates in the preparation of our financial statements: allowances for doubtful accounts and legal matters. Prior to the filing of this Quarterly Report on Form 10QSB, the Company's Audit Committee reviewed these critical accounting policies and estimates and discussed them with our management.

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

As described more fully in Item 1, Note 7, Commitments and Contingencies, above, we are subject to legal proceedings which we have assumed in our consolidation process. Accruals are established for legal matters when, in our opinion, it is probable that a liabilities exists and the liability can be reasonably estimated. Estimates of the costs associated with dispute settlement are adjusted as facts emerge. Actual expenses incurred in future periods can differ materially from accruals established.

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

Three Months ended March 31, 2004 versus the Three Months ended March 31, 2003

Revenues

Total revenues were $3.1 million for the three months ended March 31, 2004, corresponding to an increase of $2.1 million, or 206%, over the three months ended March 31, 2003 revenues of $1.0 million. The revenues realized during the period were due to the expanded operating activities of the various companies consolidated during the first quarter 2003.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2004 were $2.3 million, or 74% of revenue, as compared to $0.8 million, or 81% of revenue for the same period in 2003. The change in cost of revenues as compared to the Company's pre-consolidation operations is primarily attributable to the operation and accretive impact of the acquisitions completed during the first quarter 2003. Our cost of revenues had increased during 2003 to 83% of revenue and have trended downward through the third and fourth quarters 2003 and the first quarter 2004 to the current 74% of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses the three months ended March 31, 2004 were $0.7 million, or 23% of revenue, as compared to $0.5 million, or 48% of revenue for the same period in 2003. Operating income for the three months ended March 31, 2004, increased about $0.1 million from an operating loss of about $0.3 million. As with our cost of revenues, the change in our operating expenses, as compared to the Company's pre-consolidation operations, is primarily attributable to the operation and accretive impact of the acquisitions completed during 2003.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2004 were $0.13 million, or 4.1% of revenue, as compared to $0.03 million, or 3.1% of revenue for the same period in 2003. The net increase in these expenses was due to the acquisition of new depreciable assets during 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THREE MONTHS ENDED MARCH 31, 2004 VERSUS THE THREE MONTHS ENDED MARCH 31, 2003

Interest Expense

Interest expenses for the three months ended March 31, 2004 were $0.23 million, or 7.3% of revenue, as compared to $0.04 million, or 4.2% of revenue for the same period in 2003. The increase is attributable to the Company's various financings completed during 2003, including certain non-recurring charges incurred in connection with the Company's completion of the Laurus Fiancing. Our refinancing and recapitalization efforts during 2003 were successful in reducing these costs and we expect further reductions, on a cash and non-cash basis, and as a percentage of overall revenue, due to our recent completion of financing with the Laurus Funds.

EBITDA Contribution

Earnings before interest, taxes, depreciation, amortization ("EBITDA") for the three months ended March 31, 2004 were about $0.55 million, or 18% of revenue, as compared to a loss before interest, taxes, depreciation, amortization of $0.16 million, or 16% of revenue from the same period in 2003. The increase is attributable to the increased margins described above, which were attributable to the accretive impact of the various companies consolidated during the year. While a useful metric of performance because it eliminates the impact of certain financing and accounting activities, EBITDA should not be considered an alternative to net income or as an indicator of operating performance or as a measure of liquidity. EBITDA does not include working capital changes, cash expenditures for interest, taxes, capital improvements or principal payments on indebtedness. While EBITDA is a good means to evaluate the probability of cash flow, it does not measure actual cash flow. Our operating cash flow is a better measure of how much cash a company we are generating because it adds non-cash charges (depreciation and amortization) back to net income and includes the changes in working capital that also provide or consume cash. A reconciliation of EBITDA to net cash provided by our operating activities is provided above in this Item 2, Management's Discussion and Analysis and Plan of Operation.

Net Income or Loss

Net income for the three months ended March 31, 2004, was $0.2 million, or 6.4% of revenue, as compared to a loss of $0.33 million, or 32.4% of revenue from the same period in 2003. The net income realized during the period was due to the margin improvement discussed above and was offset by the impact of the seasonally low first quarter sales. We expect that net income will increase in future periods as we move out of the less productive first quarter, and as we continue to streamline our operations to fully realize the accretive impact of our consolidation process.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary sources of liquidity are cash provided by operating, investing and financing activities, and availability under our various revolving credit facilities. For the three months ended March 31, 2004, net cash provided by our operating activities was $0.13 million as compared to the net use of cash of about $0.15 million as of the quarter ended March 31, 2003.

Liquidity

Our operating activities during the first quarter 2004 provided $0.14 million in cash, as compared to the use of $0.15 million during the same period in 2003. We used cash provided from operating activities to fund operations, our integration and recapitalization efforts. We intend to use cash provided from operating, investing and financing activities to fund operations and continue to reduce debt outstanding. For the foreseeable future, we anticipate that cash generated by operating activities will be sufficient to fund operations.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At March 31, 2004 the Company had cash of about $0.47 million. This cash represents an increase of $0.42 from the quarter ended March 31, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Cash Flows for the Three Months Ended March 31, 2004

Our operating activities during the first quarter 2004 provided $0.14 million in cash. Accounts receivable at March 31, 2004, net of allowance for doubtful accounts, totaled $2.3 million as compared to the March 31, 2003, balance of $0.3 million. Accounts payable at March 31, 2004 totaled $2.1 million as compared to the March 31, 2003, balance of $1.8 million. Accrued expenses at March 31, 2004 totaled $1.0 million as compared to the March 31, 2003 balance of $1.4 million. These increases and decreases are primarily due to the 2003 acquisition activity and secondarily to increased sales and decreased expenses of the companies acquired.

For the three months ended March 31, 2004, we used no cash in investing activities, and we obtained net cash from financing of $0.25 million. We used these funds to complete our recapitalization process and to provide working capital for operations. Our financing arrangements are discussed further below in this Item 2 and in more detail in Item 1, Note 5, Financing Arrangements, below.

The Company had a negative working capital position of $1.8 million at March 31, 2004, of which accounts payable and accrued expenses accounted for approximately $3.1 million.

STOCKHOLDER MATTERS

Stockholders' equity was $5.8 million at March 31, 2004, or $0.23 per share outstanding, as compared to $4.5 million at December 31, 2003, or $0.19 per share outstanding. Stockholders' equity increased during the period due to the refinancing activities completed in connection with the Laurus Financing.

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

In December 2003, the FASB revised FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies Accounting Research Bulletin No. 51 for certain entities for which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company would currently be required to meet the disclosure requirements of this pronouncement. However, the Company has determined that it does not have a significant interest in such entities based on its analysis and assessment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

ITEM 3.  CONTROLS AND PROCEDURES

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

                           Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

Note 7 to the financial statements contained in this Form 10QSB is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended March 31, 2004:

Exhibit Number             Description

31.1 Certification  of Chairman  and Chief  Executive  Officer  pursuant to Rule
     13a-14(a)/15d-   14(a),   as  adopted   pursuant  to  Section  302  of  the
     Sarbanes-Oxley Act of 2002.

31.2 Certification of President, Chief Operating Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chairman and Chief Executive Officer and President, Chief Operating Officer and Acting Chief Financial Officer pursuant to 18 U.S.C.
     Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8K

The following is a list of reports filed on Form 8-K during the period:

     1) On April 7, 2004, the Company filed a Report on Form 8K, which related to the Company's completion of the Laurus Financing on March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated. VERIDIUM CORPORATION

By:            /S/      KEVIN E. KREISLER
               --------------------------
                        KEVIN E. KREISLER
                        Chairman and Chief Executive Officer
Date:                   May 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                /S/      JIM GREEN
                ------------------
By:                      JIM GREEN
                         President, Chief Operational Officer and
                           Acting Chief Financial Officer
Date:                    May 14, 2004

                /S/      RICHARD KRABLIN
                ------------------------
By:                      RICHARD KRABLIN
                         Secretary and Chief Compliance Officer
Date:                    May 14, 2004

                         JAMES HANRAHAN
                         Director
Date:                    May 14, 2004

                         STEPHEN LEWEN
                         Director
Date:                    May 14, 2004

                /S/      KEVIN E. KREISLER
                --------------------------
By:                      KEVIN E. KREISLER
                         Attorney-In-Fact
Date:                    May 14, 2004

Exhibit 31.1

                         Certification of ANNUAL Report

I, Kevin Kreisler, certify that:

1.   I  have  reviewed  this  Quarterly   Report  on  Form  10-QSB  of  Veridium
     Corporation;

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



               /S/      KEVIN E. KREISLER
               --------------------------
By:                     KEVIN E. KREISLER
                        Chairman and Chief Executive Officer
Date:                   May 14, 2004

Exhibit 31.2

                         Certification of ANNUAL Report

I, Jim Green, certify that:

1.   I  have  reviewed  this  Quarterly   Report  on  Form  10-QSB  of  Veridium
     Corporation;

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


                /S/      JIM GREEN
                ------------------
By:                      JIM GREEN
                         President, Chief Operational Officer
                           and Acting Chief Financial Officer
Date:                    May 14, 2004

Exhibit 32.1

                        CERTIFICATION OF PERIODIC REPORT

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of Veridium Corporation (the "Company"), certifies that:

1. The Quarterly Report on Form 10-QSB of the Company for the three months ended March 31, 2004 (the "Report") fully complies with the requirements of
     Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Veridium Corporation


               /S/      KEVIN E. KREISLER
               --------------------------
By:                     KEVIN E. KREISLER
                        Chairman and Chief Executive Officer
Date:                   May 14, 2004


               /S/      JIM GREEN
               ------------------
By:                     JIM GREEN
                        President, Chief Operational Officer
                          and Acting Chief Financial Officer
Date:                   May 14, 2004


This certification is made solely for the purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.