Form 10QSB
period 2004-06-30
VERIDIUM CORP
filed 2004-08-13
CIK 1269127

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                Quarterly REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal Quarter ended June 30, 2004

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



The  number  of  outstanding  shares of  common  stock as of June 30,  2004 was:
25,693,927. Based on the average closing bid and ask price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004 was $7,804,134.



Transitional Small Business Disclosure Format:  Yes         No  X .
                                                    -----      ---

                              Veridium Corporation
                         quarterly report on Form 10qSB
                   for the fiscal quarter ended June 30, 2004

                                Table of Contents


                                                                                                           Page No
Part I    Financial Information
Item 1.   Financial Statements (unaudited)  .....................................................................3
          Consolidated Balance Sheets - June 30, 2004 and December 31, 2003 .....................................4
          Consolidated Statements of Operations - For the Three and Six Months  Ended June 30, 2004 and 2003  ...5
          Consolidated Statements of Cash Flows -  For the Six Months Ended June 30, 2004 and 2003...............6
          Notes to Consolidated Financial Statements.............................................................7
Item 2.   Management's Discussion and Analysis or Plan of Operation ............................................13
Item 3.   Controls and Procedures...............................................................................17

Part II   Other Information
Item 1.   Legal Proceedings ....................................................................................18
Item 2.   Changes in Securities.................................................................................18
Item 3.   Defaults Upon Senior Securities.......................................................................18
Item 4.   Submission of Matters to a Vote of Security Holders...................................................18
Item 5.   Other Information.....................................................................................18
Item 6.   Exhibits and Reports on Form 8K.......................................................................18

Signatures                                                                                                      19

                         Part I - Financial information

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 AND DECEMBER 31, 2003
                                                                6/30/04           12/31/03
                                                              (unaudited)
                                                            ------------------------------
ASSETS:
Current assets:
   Cash ..................................................   $    233,600    $     89,392
   Accounts receivable, net ..............................      2,574,272       1,970,332
   Inventories ...........................................          7,522           7,634
 Prepaid expenses and other current assets ...............        186,188         104,303
                                                             ------------    ------------
       Total current assets ..............................      3,001,582       2,171,661

Property and equipment, net ..............................      3,722,650       3,770,379

Other Assets:
   Deposits ..............................................        128,002         123,102
   Patents and technologies, net .........................      3,097,197       3,173,336
Deferred financingcosts, net .............................        780,638            --
   Permits, net ..........................................        306,444         315,609
   Goodwill ..............................................      6,275,040       6,275,040
                                                             ------------    ------------
       Total other assets ................................     10,587,321       9,887,087
                                                             ------------    ------------

TOTAL ASSETS .............................................   $ 17,311,553    $ 15,829,127
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Short term borrowings .................................   $    464,092    $     75,000
   Accounts payable ......................................      2,040,046       2,735,106
   Accrued expenses ......................................      1,033,832       1,256,444
   Current maturities of long-term debt ..................        350,550         173,162
   Current portion of convertible debentures .............        744,000       2,712,000
   Current portion of obligations under capital lease ....        168,867         191,461
                                                             ------------    ------------
       Total current liabilities .........................      4,801,387       7,143,173

Long-term debt, net of current maturities ................        559,662         370,883
Convertible debentures, net of current portion ...........      5,481,565       2,701,065
Obligations under capital lease, net of current maturities         60,815         123,424
Other liabilities ........................................         18,485          18,485
                                                             ------------    ------------
       Total long term liabilities: ......................      6,120,527       3,213,857

       Total liabilities: ................................     10,921,914      10,357,030

Minority interest in consolidated subsidiary .............        925,000         925,000

Commitments and contingencies ............................           --              --

Stockholders' equity:
   Preferred stock, $0.001 par value:
     Series A: authorized 1,881,366 shares;
       1,881,366 shares issued and outstanding ...........          1,881           1,881
     Series B: authorized 945,992 shares;
       945,992 shares issued and outstanding .............            946             946

   Common stock, $0.001 par value, 50,000,000
    authorized; 25,693,927 and 23,379,916 shares
    issued for 2004 and 2003, respectively ...............         25,693          23,380

   Additional paid-in capital ............................     32,584,018      31,505,431
   Accumulated deficit ...................................    (27,084,545)    (26,971,713)
   Treasury stock at cost, 131,266 and 5,000
     shares of common stock, respectively ................        (63,354)        (12,828)
                                                             ------------    ------------
       Total stockholders' equity ........................      5,464,639       4,547,097
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............   $ 17,311,553    $ 15,829,127
                                                             ============    ============

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                      VERIDIUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004
                        (UNAUDITED) AND 2003 (UNAUDITED)



                                                                 For The Three Months            For The Six Months
                                                                    Ended June 30                  Ended June 30
                                                                2004              2003          2004            2003

Revenues                                                     $   3,693,933  $     3,078,094  $  6,795,124  $   4,088,788
   Cost of revenues .......................................      2,647,035       2,335,760       4,943,119       3,151,116
                                                              ------------    ------------    ------------    ------------
     Gross profit .........................................      1,046,898         742,334       1,852,005         937,672

Operating expenses:
    Selling expenses ......................................        278,400         481,103         525,443         598,719
   General and administrative expenses ....................        581,725         712,762       1,051,701       1,074,898
   Severance Expense ......................................        382,480            --           382,480            --
                                                              ------------    ------------    ------------    ------------
Total operating expenses ..................................      1,242,605       1,193,865       1,959,624       1,673,617
                                                              ------------    ------------    ------------    ------------

Operating loss ............................................       (195,707)       (451,531)       (107,619)       (735,945)

Other income (expense):
   Forgiveness of interest and finance charges ............         73,950            --           413,230            --
   Amortization of Deferred Financing Costs ...............        (70,968)        (60,604)        (70,968)        (60,604)
   Gain on Sale of Fixed Assets ...........................           --            14,000
                                                                                                      --            14,000
   Interest expense .......................................       (112,115)       (363,148)       (338,314)       (405,994)
                                                              ------------    ------------    ------------    ------------

     Total other expense, net .............................       (109,133)       (409,752)          3,948        (452,598)
                                                              ------------    ------------    ------------    ------------

Loss before provision for income taxes ....................       (304,840)       (861,283)       (103,671)     (1,188,543)
   Provision for income taxes .............................         (7,999)         (2,100)         (9,161)         (2,300)
                                                              ------------    ------------    ------------    ------------
Net loss ..................................................   $   (312,839)   $   (863,383)   $   (112,832)   $ (1,190,843)
                                                              ============    ============    ============    ============

Basic earnings (loss) attributable to common shareholders .   $      (0.01)   $      (0.08)   $      (0.00)   $      (0.11)
                                                              ============    ============    ============    ============

Diluted earnings (loss) attributable to common shareholders   $      (0.01)   $      (0.08)   $      (0.00)   $      (0.11)
                                                              ============    ============    ============    ============

Weighted average shares of common stock outstanding .......     23,364,535      11,398,528      25,187,839      10,900,997
                                                              ============    ============    ============    ============


            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                      VERIDIUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
                                                                                  2004               2003
                                                                           ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $  (112,832)     $  (1,190,843)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
   Depreciation and amortization                                                 324,998           359,057
   Common Stock issued in exchange for services rendered                              --            82,808
   Provision for doubtful accounts                                              (26,378)            30,763
   Interest paid directly from lender                                             37,917                --
   Severance Expense                                                             382,480                --
   Changes in assets and liabilities
     Accounts receivable                                                        (95,028)         (650,579)
Other receivables                                                                     --            76,588
     Inventories                                                                     112          (13,017)
     Prepaid expenses and other current assets                                  (64,940)         (120,031)
     Accounts payable                                                           (91,246)         1,261,496
Accrued expenses                                                               (222,612)                --
                                                                            ------------     -------------
       Net cash provided by (used in) operating activities                     (132,471)         (163,758)
                                                                            ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash used in acquisition of subsidiary, net of cash acquired                       --         (184,688)
   Increase in patents, license fees and permit costs                                 --             5,040
   Change in deposits                                                            (4,900)            78,412
   Additions to and acquisition of property, plant and equipment                      --         (337,996)
                                                                            ------------     -------------
       Net used in investing activities                                          (4,900)         (439,232)
                                                                            -----------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Repayments to Factor, net                                                    (11,772)                --
   Issuance of (repayment of) short-term borrowings                            (214,722)         (251,284)
   Issuance of (repayment of) current maturities of long-term debt, net         (37,311)          (59,744)
   Proceeds from (repayment of) officer  loans, net                                   --           179,211
   Proceeds from long-term convertible debentures                                492,000                --
   Proceeds from sale of common stock                                              5,000                --
   Proceeds from the exercise of stock options and purchase of stock, net             --            95,397
   Purchase of treasury stock                                                   (50,526)                --
   Repayment of obligations under capital leases                                (85,203)          (54,514)
   Repayment of Subordinate Loan                                                (45,829)                --
   Repayment of Convertible Debenture                                           (15,000)                --
   Proceeds from short term debt                                                      --           677,825
   Deferred financing costs incurred                                            (20,000)          (58,389)
                                                                            ------------     -------------
Net cash provided by financing activities                                         16,637           645,280
                                                                            ------------     -------------
Increase (decrease) in cash                                                      144,208            42,290

Cash at beginning of period                                                       89,392               721
                                                                            ------------     -------------
Cash at end of period                                                       $    233,600     $      43,011
                                                                            ============     =============

Supplemental disclosure of non-cash investing and financing activities:
   Equity issued for deferred financing costs                               $     82,500     $         --
   Conversion of subordinate loan into equity                                    454,171               --
   Debenture paid with Laurus proceeds                                           250,000               --
   Payment of subordinate loan with common stock                                      --               --
   Payment of subordinate loan with proceeds of Laurus financing                 500,000               --
   Payment of CCS Debenture with proceeds of Laurus financing                         --               --
   Payment of term financing with proceeds of Laurus financing                   100,000               --
   Payment of accounts-receivable factor with proceeds of Laurus financing       470,762               --
   Prepaid expenses paid with proceeds of Laurus financing                        16,945               --
   Interest expense paid with Laurus financing                                    12,917               --
   Deferred financing costs paid with proceeds of Laurus financing               179,376               --
   Deferred financing costs associated with stock issuance                        50,000               --
   Issuance of warrants for deferred financing costs                             489,229               --
   Settlement of accounts payable with short term notes                          603,814               --
   Deferred financing costs issued in connection with subordinate loan            30,500               --
   Acquisition of equipment with long term debt                                  120,998               --
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

2        GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of approximately $112,800 the six months ended June 30, 2004 which included severance expenses of approximately $380,000. As of June 30, 2004 the Company had approximately $233,000 in cash, and current liabilities exceeded current assts by approximately $1,799,000 including $744,000 in liabilities that are convertible into equity. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

3        CERTAIN ACCOUNTING POLICIES

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

                                                       For the Three Months Ended   For the Six Months Ended
                                                                June 30,                    June 30,
                                                       ------------------------------------------------------
                                                           2004           2003          2004          2003
                                                       ------------------------------------------------------

Net loss ............................................   $ (312,839)  $  (863,283)  $ (112,832)  $(1,190,843)

Less: stock based employee compensation expense
determined under the fair value method for all awards         --        (381,608)        --        (350,129)
                                                        ----------   -----------   ----------   -----------

Pro forma net loss ..................................   $ (312,839)  $(1,244,891)  $ (112,832)  $(1,540,972)
                                                        ==========   ===========   ==========   -----------

Basic and diluted net income (loss) per
  common share, as reported .........................   $    (0.01)  $     (0.08)  $    (0.00)  $     (0.11)
                                                        ==========   ===========   ==========   ===========

Pro forma basic and diluted net income
 (loss) per common share ............................   $    (0.01)  $     (0.08)  $   (0.00)   $     (0.11)
                                                        ==========   ===========   ==========   ===========

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

4        RELATED PARTY TRANSACTIONS

The Company utilizes the services of Candent Corporation (formerly Cyngularity Corporation), for development and administration of its various management information systems. Candent is majority-owned by the Company's Chairman's spouse. Such services approximated $22,900 for the six months ended June 30, 2004.

During the second quarter 2003, the Company borrowed $262,500 from an immediate family member of the Chairman at an interest rate of 2% per year and an initial stated term of 5 years, $88,754 from officers for general working capital purposes, and issued debt in the amount of $370,000 pertaining to the acquisition by the Company of Metal Recovery Transportation, Corp., from its former Vice Chairman; these amounts were each subsequently converted into equity in the third and fourth quarters of 2003 (see Note 5, Financing Arrangements, below).

5        FINANCING ARRANGEMENTS

The following is a summary of the Company's  financing  arrangements  as of June
30, 2004 and December 31, 2003:

                                                                                6/30/04          12/31/03
                                                                          ----------------------------------
Short-term borrowings
   Line of credit                                                         $      75,000       $     75,000
   Term financing                                                               389,092                 --
                                                                          -------------       ------------
     Total short-term borrowings                                          $     464,092       $     75,000

Current maturities of long-term debt:
   Term financing                                                               100,000            100,000
   Severance                                                                    166,909                 --
   Vehicle loans and other current obligations                                   83,641             73,162
                                                                          -------------       ------------
     Total current maturities of long-term debt                           $     350,550       $    173,162

Current portion of convertible debentures:
   AMRC debentures, 10% convertible debentures, currently due                   144,000            159,000
   CCS debenture, 12% convertible debentures, due May and July 2004             600,000            850,000
   Senior loan, variable interest rate convertible debenture                         --          1,203,000
   Subordinate loan, 12% convertible debentures                                      --            500,000
                                                                          -------------       ------------
     Total current portion of convertible  debentures                     $     744,000       $  2,712,000

Long-term debt:
   Term financing                                                               100,000            200,000
   Severance                                                                    215,571                 --
   Vehicle loans and other current obligations                                  244,091            170,883
                                                                          -------------       ------------
     Total long-term debt, net of current maturities                      $     559,662       $    370,883

Convertible debt, net of current portion:
   Laurus financing, 9% convertible debenture, due March 2007                 1,750,000                 --
   Senior loan, 10% rate convertible debenture, due March 2007                1,000,000                 --
   GCS debenture, 10% convertible debenture, due December 2008                1,184,065          1,184,065
   Subordinate loan, 12% convertible debenture, due December 2008             1,547,500          1,517,000
                                                                          -------------       ------------
     Total current maturities of long-term debt                           $   5,481,565       $  2,701,065


                      VERIDIUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5        FINANCING ARRANGEMENTS (CONTINUED)

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements as of June 30, 2004 and the Company's ability to meet such obligations:

Year                                                                           Amount

2005                                                                      $   1,558,642
2006                                                                            276,683
2007                                                                            137,022
2008                                                                          2,804,593
2009                                                                          2,773,598
Thereafter                                                                       49,331
                                                                          -------------

Total minimum payments due under current and long-term obligations        $   7,599,869
                                                                          =============

SHORT TERM BORROWINGS

The Company has a variable interest rate, (6.25% at June 30, 2004), line of credit with a bank, which has an outstanding balance of $75,000 as of June 30, 2004, representing the entire line. The line matured on January 31, 2004, and the Company is currently renegotiating the terms of this facility.

TERM FINANCING

During the first quarter 2004, the Company entered into a number of unsecured term facilities with trade vendors for outstanding accounts payable totaling about $0.5 million with a maturity date of December 31, 2004, about $0.3 million of which bears interest at 6% per year. The Company is in default of these agreements.

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

CCS DEBENTURES

In May 2003, the Company issued $0.85 million in subordinate convertible debentures to three institutional investors (the "CCS Debenture"). These debentures bear interest at 12% per year and are secured by the chairman's and certain related parties' common stock. The principal of the debenture and all accrued interest are convertible into common stock of the Company at the rate of $0.60 per share. During 2003, the Company was in default on this debt under various provisions of the agreement. As a result, the Company had accrued an increase in the additional interest rate to 25% per annum and penalties aggregating 4% per month from the date of the corresponding default as of December 31, 2003, which penalties were waived in March 2004 in connection with the completion of the Laurus Financing. $0.25 million of the principal of the CCS Debentures were redeemed in connection with the Laurus Financing (see below). The Company recognized a gain of approximately $0.19 million on the forgiveness of penalties. On June 30,2004 the Company recognized an additional gain for the forgiveness of penalties totaling $0.07 million.

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

SEVERANCE AGREEMENTS

The Company is party to certain severance agreements with key management personnel. These agreements require payment of annual base salary through December 2005 and certain Company benefits. The cost of these agreements total $382,480 of which $198,991 is recognized as a current liability with the balance to be paid over a number of years.

6        CHANGES IN STOCKHOLDERS' EQUITY

ANTI-DILUTION AND PRICE PROTECTION AGREEMENTS

During 2003, in consideration for certain equity transactions, lenders and a vendor received price protection benefits and/or anti-dilution coverage as part of their equity instruments. As a result of these agreements, the Company was required to issue approximately 1,020,417 shares during second quarter 2004 for no consideration. Certain of these agreements extend into the future. At June 30, 2004, one investor has an anti-dilution agreement in place to maintain his current ownership percentage of common stock.

In addition, two investors in connection with a prior acquisition have a price protection agreement which becomes effective only in the event of the Company's liquidation.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7        COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

The Company is party to certain employment agreements with its Chief Executive Officer and President and Chief Operational Officer. Each agreement calls for an annual base salary of $150,000, reimbursement of business expenses, use of a Company automobile, periodic bonuses, and participation in any employee benefits provided to all employees of the Company. The agreement renews annually.

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

The Company assumed and is party to various other administrative enforcement proceedings for which the Company has accrued $191,975 in potential expenses. The Company is also involved with several collection matters in which the Company and vendors are seeking payment for services rendered and goods provided.

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

The Company's development efforts in 2003 were focused on the completion of its various acquisitions and merger, the integration of the various companies acquired, financing these activities, recapitalizing our pre-consolidation balance sheet, and sales growth. These efforts continued through the first quarter 2004 and resulted in the improved operational results for the current period. Management will continue to make efforts to improve and streamline our operations as part of its integration process in 2004. There can be no assurances, however, that the Company will be successful in this regard or will be able to eliminate its working capital deficit. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty. The margin analysis shown below demonstrates our progress to date in our integration and consolidation efforts. The table and below discussions should be read in conjunction with Item 1, Financial Statements, of this report.

                                                    Percentage of Total Revenues
                                           ----------------------------------------------
                                           For the Six Months Ended    For The Year Ended
                                               June 30, 2004              12/31/03
                                           ----------------------------------------------

Revenue ...................................          100.0%              100.0%
Cost of revenue ...........................           72.7                82.6
                                                     -----               -----
   Gross profit ...........................           27.3                17.4

Operating Expenses
Selling expenses ..........................            7.7                 9.3
General and administrative expenses .......           15.5                24.7
Loss on impairment of long-lived assets ...            --                 65.5
Severance Expense .........................            5.6                 --
                                                     -----               -----
   Total operating expenses ...............           28.8                99.5
                                                     -----               -----

Loss from operations ......................           (1.5)              (82.1)

Other income (expense)
Amortization of deferred financing costs ..            --                 (4.7)
Gain on sale of fixed assets ..............           (1.0)                0.1
Forgiveness of interest and finance charges            6.0                 2.8
Interest expense ..........................           (5.0)              (10.9)
Write-off of idle equipment ...............            --                (14.5)
                                                     -----               -----
   Total other income (expense), net ......            --                (27.2)
                                                     -----               -----

Loss before provision for income taxes ....           (1.5)             (109.3)
   Provision for income taxes .............           (0.1)                --
                                                     -----               -----
Net loss ..................................           (1.6)             (109.3)
                                                     =====               =====

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. While the Company realized a net loss of approximately $0.1 million during the six months ended June 30, 2004, current liabilities exceeded current assets by approximately $1.8 million, including about $0.7 million in liabilities that are convertible into equity. This working capital deficit raises substantial doubt about the Company's ability to continue as a going concern.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2004 VERSUS THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

Revenues

Total revenues were $3.7 million for the three months ended June 30, 2004, corresponding to an increase of $.6 million, or 20%, over the three months ended June 30, 2003 revenues of $3.1 million. Total revenues were $6.8 million for the six months ended June 30, 2004, corresponding to an increase of $2.7 million, or 66%, over the six months ended June 30, 2003 revenues of $4.1 million. The revenue gains realized during the period were due the accounting of six full months of revenues from the New England operations versus two months for the prior period.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2004 were $2.7 million, or 72% of revenue, as compared to $2.3 million, or 76% of revenue for the same period in 2003. Cost of revenues for the six months ended June 30, 2004 were $4.9 million, or 73% of revenue, as compared to $3.2 million, or 77% of revenue for the same period in 2003. The change in cost of revenues as compared to the Company's pre-consolidation operations is primarily attributable to the operation and accretive impact of the acquisitions completed during the second quarter 2003.

Operating Expenses

Selling expenses for the three months ended June 30, 2004 were $0.3 million or 7.6% of revenue as compared to $0.4 million or 15.6% of revenue for the same period in 2003. Selling expenses for the six months ended June 30, 2004 were $0.5 million or 7.7% of revenue as compared to $0.6 million or 14.6% of revenue for the same period in 2003. These decreases were due to a sales staff reduction in the second half of 2003.

General and administrative expenses for the three months ended June 30, 2004 were $0.6 million or 15.7% of revenue, as compared to $0.7 million or 23.2% for the same period 2003. General and administrative expenses for the six months ended June 30, 2004 were $1.1 million or 15.5% of revenue, as compared to $1.1million or 26.2% or revenue for the same period in 2003. These decreases, as a percent of sales, were due to increased revenues for the period attributable to the Company's various acquisitions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THREE AND SIX MONTHS ENDED JUNE 30, 2004 VERSUS THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 (CONTINUED)

Severance expense for the three and six months ended June 30, 2004 was $0.3 million or 10.4% and 5.6% of revenue respectively. This increase was due to certain severance agreements with key management personnel.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2004 were $0.2 million, or 5.4% of revenue, as compared to $0.33 million, or 10.6% of revenue for the same period in 2003. Depreciation and amortization expenses for the six months ended June 30, 2004 were $.33 million, or 4.9% of revenue, as compared to $.36 million, or 8.8% of revenue for the same period in 2003. The net decrease in these expenses was due to the revaluation of certain assets as of December 2003.

Interest Expense

Interest expenses for the three months ended June 30, 2004 were $0.12 million, or 3.0% of revenue, as compared to $0.36 million, or 11.8% of revenue for the same period in 2003. Interest expenses for the six months ended June 30, 2004 were $0.3 million, or 4.9% of revenue, as compared to $0.41 million, or 9.9% of revenue for the same period in 2003. The decrease as a percent of revenue is attributable to the Company's various financings completed during December 2003 and March 31, 2004 (see Item 1, Note 5, Financing Arrangements, above) versus prior financing arrangements with Prestige Capital Corporation and various non-reoccurring charges associated with acquisitions completed in May of 2003.

Net Loss

The net loss for the three months ended June 30, 2004, was $0.31 million, or 8.5% of revenue, as compared to a loss of $0.86 million, or 28.0% of revenue from the same period in 2003. The net loss for the six months ended June 30, 2004, was $0.11 million, or 1.7% of revenue, as compared to a loss of $1.2 million, or 29.0% of revenue from the same period in 2003. This loss is attributable to a one time charge of $0.38 million related to severance agreements for key management personnel.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary sources of liquidity are cash provided by operating, investing and financing activities, and availability under our various revolving credit facilities. For the six months ended June 30, 2004, net cash used in our operating activities was $0.13 million as compared to $0.16 million as of the six months ended June 30, 2003.

Liquidity

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At June 30, 2004 the Company had cash of about $0.23 million. This cash represents an increase of $0.18 million from the six months ended June 30, 2003.

Cash Flows for the Six Months Ended June 30, 2004

Our operating activities during the first two quarters of 2004 used $0.13 million in cash. Accounts receivable at June 30, 2004, net of allowance for doubtful accounts, totaled $2.6 million as compared to the June 30, 2003, balance of $1.9 million. Accounts payable and accrued expenses at June 30, 2004 totaled $3.1 million as compared to the June 30, 2003, balance of $3.9 million. The increase in accounts receivable is primarily due to acquisition related activities. The decrease in accounts payable and accrued liabilities is due to the Company's efforts to restructure it's balance sheet through various financing activities.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIOn

THREE AND SIX MONTHS ENDED JUNE 30, 2004 VERSUS THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES  (continued)

The Company had a negative working capital position of $1.6 million as of June 30, 2004. This does not include $0.74 million of short term convertible debenture debt. This is a decrease in the deficit of $0.2 million from March 31,2004.

STOCKHOLDER MATTERS

Stockholders' equity was $5,464,639 of June 30, 2004, or $0.21 share outstanding, as compared to $4,547,097 at December 31, 2003, or $0.19 per share outstanding. Additionally, on June 29, 2004, the Company filed a registration statement on Form SB-2 in connection with the Laurus Financing, see above. The Company's annual meeting was held on June 30, 2004, during which one new director was voted to the Company's board of directors.

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

Reports on Form 8K

The following is a list of reports filed on Form 8-K during the period:

     1) On April 7, 2004, the Company filed a Report on Form 8K, which related to the Company's completion of the Laurus Financing on March 31, 2004.

     2) On June 29, 2004, the Company filed a Report on Form 8K, which related to the Company's execution of a distribution agreement.

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

Date:                 August 13, 2004

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

Date:                  August 13, 2004

                /S/    RICHARD KRABLIN
                ------------------------
By:                    RICHARD KRABLIN
                       Secretary and Chief Compliance Officer

Date:                    August 13, 2004

                       JAMES HANRAHAN
                       Director

Date:                  August 13, 2004

                       STEPHEN LEWEN
                       Director

Date:                  August 13, 2004

                /S/    KEVIN E. KREISLER
                --------------------------
By:                    KEVIN E. KREISLER
                       Attorney-In-Fact

Date:                  August 13, 2004