Form 10QSB
period 2004-09-30
VERIDIUM CORP
filed 2004-11-15
CIK 1269127

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2004

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



The number of  outstanding  shares of common stock as of September 30, 2004 was:
26,717,093. Based on the average closing bid and ask price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2004 was $3,740,393.



Transitional Small Business Disclosure Format:  Yes       No  X
                                                    ---      ---

                              VERIDIUM CORPORATION
                         QUARTERLY REPORT ON FORM 10QSB
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I    Financial Information
Item 1.   Financial Statements................................................................................3
          Consolidated Balance Sheets  - September 30, 2004 (Unaudited) and December 31, 2003.................4
          Consolidated Statements of Operations (Unaudited) - Three and Nine Months  Ended
          September 30, 2004 and 2003.........................................................................5
          Consolidated Statements of Cash Flows (Unaudited) -  For the Nine Months Ended
          September 30, 2004 and 2003.........................................................................6
          Notes to Unaudited Consolidated Financial Statements................................................7
Item 2.   Management's Discussion and Analysis or Plan of Operation..........................................13
Item 3.   Controls and Procedures............................................................................17

Part II   Other Information
Item 1.   Legal Proceedings..................................................................................18
Item 2.   Changes in Securities and Small Business Issuer Purchases of Equity Securities.....................18
Item 3.   Defaults Upon Senior Securities....................................................................18
Item 4.   Submission of Matters to a Vote of Security Holders................................................18
Item 5.   Other Information..................................................................................18
Item 6.   Exhibits and Reports on Form 8K....................................................................18

Signatures                                                                                                   19

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                                                               9/30/04           12/31/03
                                                             (unaudited)
                                                            ------------------------------
ASSETS:
Current assets:
   Cash ..................................................   $     85,320    $     89,392
   Accounts receivable, net ..............................      2,672,932       1,970,332
   Inventories ...........................................          4,221           7,634
Prepaid expenses and other current assets ................        364,923         104,303
                                                             ------------    ------------
       Total current assets ..............................      3,127,396       2,171,661

Property and equipment, net ..............................      3,636,239       3,770,379

Other Assets:
   Deposits ..............................................        125,224         123,102
   Patents and technologies, net .........................      3,059,108       3,173,336
Deferred financing costs, net ............................        709,671            --
   Permits, net ..........................................        302,279         315,609
   Goodwill ..............................................      6,275,040       6,275,040
                                                             ------------    ------------
       Total other assets ................................     10,471,322       9,887,087
                                                             ------------    ------------
TOTAL ASSETS .............................................   $ 17,234,957    $ 15,829,127
                                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Short term borrowings .................................   $    420,353    $     75,000
   Accounts payable ......................................      2,379,681       2,735,106
   Accrued expenses ......................................      1,192,151       1,256,444
   Current maturities of long-term debt ..................        349,635         173,162
   Current portion of convertible debentures .............        744,000       2,712,000
   Current portion of obligations under capital lease ....        138,192         191,461
                                                             ------------    ------------
       Total current liabilities .........................      5,224,012       7,143,173

Long-term debt, net of current maturities ................        492,497         370,883
Convertible debentures, net of current portion ...........      5,532,937       2,701,065
Obligations under capital lease, net of current maturities         48,859         123,424
Other liabilities ........................................         18,485          18,485
                                                             ------------    ------------
       Total long term liabilities: ......................      6,092,778       3,213,857

       Total liabilities: ................................     11,316,790      10,357,030

Minority interest in consolidated subsidiary .............        925,000         925,000

Commitments and contingencies ............................           --              --

Stockholders' equity:
   Preferred stock, $0.001 par value:
     Series A: authorized 1,881,366 shares; 1,881,366
      shares issued and outstanding ......................          1,881           1,881
     Series B: authorized 945,992 shares; 945,992
      shares issued and outstanding ......................            946             946

   Common stock, $0.001 par value, 50,000,000 authorized;
   26,717,093 and 23,379,916 shares issued
    for 2004 and 2003, respectively ......................         26,717          23,380

   Additional paid-in capital ............................     32,580,566      31,505,431
   Accumulated deficit ...................................    (27,553,589)    (26,971,713)
   Treasury stock at cost, 131,266 and 5,000 shares
    of common stock, respectively ........................        (63,354)        (12,828)
                                                             ------------    ------------
       Total stockholders' equity ........................      4,993,167       4,547,097
                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............   $ 17,234,957    $ 15,829,127
                                                             ============    ============

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                      VERIDIUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004
                        (UNAUDITED) AND 2003 (UNAUDITED)



                                                                   For The Three Months            For The Nine Months
                                                                    Ended September 30              Ended September 30
                                                                2004              2003          2004            2003
Revenues .................................................   $  3,108,541    $  4,098,615    $  9,903,665    $  8,103,703
   Cost of revenues ......................................      2,494,090       3,265,543       7,437,209       6,339,559
                                                             ------------    ------------    ------------    ------------
     Gross profit ........................................        614,451         833,072       2,466,456       1,770,744

Operating expenses:
    Selling expenses .....................................        290,883         292,595         816,326         891,314
   General and administrative expenses ...................        576,613         472,027       1,628,314       1,546,925
   Severance expense .....................................           --              --           382,480            --
                                                             ------------    ------------    ------------    ------------
Total operating expenses .................................        867,496         764,622       2,822,120       2,438,239
                                                             ------------    ------------    ------------    ------------

Operating income (loss) ..................................       (253,045)         68,450        (360,664)       (667,495)

Other income (expense):
   Forgiveness of interest ...............................           --              --           413,230            --
   Amortization of deferred financing costs ..............        (70,966)       (106,873)       (141,934)       (167,477)
   Gain on sale of fixed assets ..........................          9,550            --             9,550          14,000
   Settlements ...........................................         (2,500)         78,402          (2,500)         78,402
    Conversion benefit ...................................           --           208,344            --              --
   Interest expense ......................................       (153,075)       (281,425)       (491,389)       (479,075)
                                                             ------------    ------------    ------------    ------------
     Total other expense, net ............................       (216,991)       (101,552)       (213,043)       (554,150)
                                                             ------------    ------------    ------------    ------------

Loss before provision for income taxes ...................       (470,036)        (33,102)       (573,707)     (1,221,645)

   Provision for income taxes ............................         (1,427)         (1,170)        (10,588)         (3,470)
                                                             ------------    ------------    ------------    ------------
Net loss .................................................   $   (471,463)   $    (34,272)   $   (584,295)   $ (1,225,115)
                                                             ============    ============    ============    ============
Basic and diluted loss attributable to common shareholders   $      (0.02)   $      (0.00)   $      (0.02)   $      (0.09)
                                                             ============    ============    ============    ============
Weighted average shares of common stock outstanding ......     26,008,733      16,844,885      26,008,733      12,966,831
                                                             ============    ============    ============    ============

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
                                                                                   2004           2003
                                                                             -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .................................................................   $  (584,295)   $(1,225,115)
Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities
   Depreciation and amortization .........................................       382,974        308,383
   Amortization of deferred financing costs ..............................       141,934        167,477
   Common stock issued in exchange for services rendered .................          --          152,397
   Provision for doubtful accounts .......................................        (4,716)        65,570
   Interest paid directly from lender ....................................        37,917           --
   Severance expense .....................................................       382,480           --
     Increase in deferred taxes ..........................................          --           17,675
   Changes in assets and liabilities
     Accounts receivable .................................................      (215,350)      (537,870)
Other receivables ........................................................          --           69,414
     Inventories .........................................................         3,414          1,103
     Prepaid expenses and other current assets ...........................      (243,686)       (56,756)
     Accounts payable ....................................................       248,389        581,958
Accrued expenses .........................................................       (64,293)       329,787
                                                                             -----------    -----------
       Net cash provided by (used in) operating activities ...............        84,768       (125,977)
                                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash used in acquisition of subsidiary, net of cash acquired ..........          --         (259,172)
   Change in deposits ....................................................        (2,400)       (27,588)
   Additions to and acquisition of property, plant and equipment .........          --         (458,653)
                                                                             -----------    -----------
       Net used in investing activities ..................................        (2,400)      (745,413)
                                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments to factor, net .............................................       (11,772)          --
   Repayment of short-term borrowings ....................................      (258,461)       (70,000)
   Repayment of current maturities of long-term debt, net ................      (105,391)       (59,744)
   Proceeds from long-term debt ..........................................          --          495,000
   Repayment of officer loans, net .......................................          --         (139,312)
   Proceeds from officers' loans payable .................................          --          311,187
   Proceeds from long-term convertible debentures ........................      543,372,           --
   Proceeds from sale of common stock ....................................         5,000           --
   Proceeds from the exercise of stock options and purchase of stock, net           --          101,597
   Purchase of treasury stock ............................................       (50,526)          --
   Proceeds from obligations under capital lease .........................          --           27,630
   Repayment of obligations under capital leases .........................      (127,833)      (117,945)
   Repayment of Subordinate Loan .........................................       (45,829)          --
   Repayment of Convertible Debenture ....................................       (15,000)          --
   Proceeds from (Payment of) short term borrowings ......................          --         (325,606)
   Proceeds from short-term debt .........................................          --          760,800
   Deferred financing costs incurred .....................................       (20,000)       (85,892)
                                                                             -----------    -----------
       Net cash (used in) provided by financing activities ...............       (86,440)       897,715
                                                                             -----------    -----------
Increase (decrease) in cash ..............................................        (4,072)        26,625
Cash at beginning of period ..............................................        89,392            721
                                                                             -----------    -----------
Cash at end of period ....................................................   $    85,320    $    27,046
                                                                             ===========    ===========
Supplemental disclosure of non-cash investing and financing activities:
   Equity issued for deferred financing costs ............................   $    82,500    $      --
   Conversion of subordinate loan into equity ............................       454,171           --
   Debenture paid with Laurus proceeds ...................................       250,000           --
   Payment of subordinate loan with proceeds of Laurus financing .........       500,000           --
   Payment of term financing with proceeds of Laurus financing ...........       100,000           --
   Payment of accounts-receivable factor with proceeds of Laurus financing       470,762           --
   Prepaid expenses paid with proceeds of Laurus financing ...............        16,945           --
   Interest expense paid with Laurus financing ...........................        12,917           --
   Deferred financing costs paid with proceeds of Laurus financing .......       179,376           --
   Deferred financing costs associated with stock issuance ...............        50,000           --
   Issuance of warrants for deferred financing costs .....................       489,229           --
   Settlement of accounts payable with short term notes ..................       603,814           --
   Deferred financing costs issued in connection with subordinate loan ...        30,500           --
   Acquisition of equipment with long term debt ..........................       120,998           --

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

2        GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $584,295 the nine months ended September 30, 2004 which included severance expenses of approximately $380,000. As of September 30, 2004 the Company had $85,320 in cash, and current liabilities exceeded current assets by $2,096,616 including $744,000 in liabilities that are convertible into equity. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that it will begin to operate profitably due to improved operational results, cost cutting practices and the completion of the integration of the completed acquisitions in 2003. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its working capital deficit or operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

                                                             For the Three Months Ended   For the Nine Months Ended
                                                                   September 30,                September 30,
                                                            ---------------------------------------------------------
                                                                   2004             2003          2004          2003
                                                            ---------------------------------------------------------
Net loss .................................................   $  (471,463)   $   (34,272)   $  (584,295)   $(1,225,115)

Less: stock based employee compensation expense determined
under the fair value method for all awards ...............          --         (590,331)          --         (940,460)
                                                             -----------    -----------    -----------    -----------

Pro forma net loss .......................................   $  (471,463)   $  (624,603)   $  (584,295)   $(2,165,575)
                                                             ===========    ===========    ===========    -----------

Basic and diluted net loss per common share, as reported .   $     (0.02)   $     (0.00)   $     (0.02)   $     (0.09)
                                                             ===========    ===========    ===========    ===========


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

                      VERIDIUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3        CERTAIN ACCOUNTING POLICIES (continued)

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for its goodwill and intangible assets pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology. Intangibles with definitive lives consist primarily of patents, which have useful lives and are subject to impairment testing in the event of certain indicators. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

4        RELATED PARTY TRANSACTIONS

The Company utilizes the services of Candent Corporation (formerly Cyngularity Corporation), for development and administration of its various management information systems. Candent is majority-owned by the Company's Chairman's spouse. Such services approximated $39,000 and $112,500 for the nine months ended September 30, 2004 and 2003.

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

During the second  quarter 2004, the Company  entered into severance  agreements
with  key  management   personnel  who  are  related  parties.   (See  Severance
Agreements, below)

5        FINANCING ARRANGEMENTS

The following summarizes the Company's financing arrangements as of September 30, 2004 and December 31, 2003:

                                                                         09/30/04     12/31/03
                                                                      ------------------------
Short-term borrowings
   Line of credit .................................................   $   75,000   $   75,000
   Term financing .................................................      345,353         --
                                                                      ----------   ----------
     Total short-term borrowings ..................................   $  420,353   $   75,000

Current maturities of long-term debt:
   Term financing .................................................      100,000      100,000
   Severance ......................................................      166,909         --
   Vehicle loans and other current obligations ....................       82,726       73,162
                                                                      ----------   ----------
     Total current maturities of long-term debt ...................   $  349,635   $  173,162

Current portion of convertible debentures:
   AMRC debentures, 10% convertible debentures, currently due .....      144,000      159,000
   CCS debenture, 12% convertible debentures, due May and July 2004      600,000      850,000
   Senior loan, variable interest rate convertible debenture ......         --      1,203,000
   Subordinate loan, 12% convertible debentures ...................         --        500,000
                                                                      ----------   ----------
     Total current portion of convertible  debentures .............   $  744,000   $2,712,000

Long-term debt:
   Term financing .................................................      100,000      200,000
   Severance ......................................................      170,641         --
   Vehicle loans and other current obligations ....................      221,856      170,883
                                                                      ----------   ----------
     Total long-term debt, net of current maturities ..............   $  492,497   $  370,883

Convertible debt, net of current portion:
   Laurus financing, 9% convertible debenture, due March 2007 .....    1,801,372         --
   Senior loan, 10% rate convertible debenture, due March 2007 ....    1,000,000         --
   GCS debenture, 10% convertible debenture, due December 2008 ....    1,184,065    1,184,065
   Subordinate loan, 12% convertible debenture, due December 2008 .    1,547,500    1,517,000
                                                                      ----------   ----------
     Total convertible debt, net of current portion ...............   $5,532,937   $2,701,065


                      VERIDIUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5        FINANCING ARRANGEMENTS (continued)

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements as of September 30, 2004 and the Company's ability to meet such obligations:

Year                                               Amount
2005                                           $1,513,988
2006                                              252,231
2007                                            2,917,349
2008                                               43,718
2009                                            2,765,825
Thereafter                                         46,311
                                               ----------

Total minimum payments due under current
  and long-term obligations                    $7,539,422
                                               ==========

SHORT TERM BORROWINGS

The Company has a variable interest rate, (6.25% at September 30, 2004), line of credit with a bank, which has an outstanding balance of $75,000 as of September 30, 2004, representing the entire line. The line matured on January 31, 2004, and the Company is currently renegotiating the terms of this facility.

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

AMRC DEBENTURES

These instruments, executed in December 2002 through December 2003, are 10% convertible debentures that are due on the first anniversary of each such debenture. The debentures are generally convertible at $1.00 per common share, with default provisions entitling the holder to penalty shares for the amount in default at $0.20 per share. One of these debentures were due in January 2004 in the initial amount of $50,000 is to the Company's former CFO. The Company is currently in default of this debenture.

CCS DEBENTURES

In May 2003, the Company issued $0.85 million in subordinate convertible debentures to three institutional investors (the "CCS Debenture"). These debentures bear interest at 12% per year and are secured by the chairman's and certain related parties' common stock. The principal of the debenture and all accrued interest are convertible into common stock of the Company at the rate of $0.60 per share. During 2003, the Company was in default on this debt under various provisions of the agreement. As a result, the Company had accrued an increase in the additional interest rate to 25% per annum and penalties aggregating 4% per month from the date of the corresponding default as of December 31, 2003, which penalties were waived in March 2004 in connection with the completion of the Laurus Financing. $0.25 million of the principal of the CCS Debentures were redeemed in connection with the Laurus Financing (see below). The Company recognized a gain of approximately $0.19 million on the forgiveness of penalties. On June 30, 2004 the Company recognized an additional gain for the forgiveness of penalties totaling $0.07 million.

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

SENIOR LOAN (continued)

other and all liabilities due to the Company's officers and related parties. Additionally required were a cash-based management contribution, the unconditional personal guarantee of the Company's chairman and the conversion by GCS' affiliate of $1.184 million in debt into the GCS Debenture (see below). The Senior Loan is convertible into common stock of the Company at 100% of market at the time of any such conversion. GCS additionally received detachable warrants to purchase 500,000 shares of common stock that are exercisable at $0.40 per share and expire on December 19, 2008. The Company received $1.2 million of the funds under the Senior Loan in 2003 and the balance of $0.3 million in January 2004. GCS additionally received detachable warrants to purchase 500,000 shares of common stock that are exercisable at $0.40 per share and expire on December 19, 2008. The Senior Loan was decreased to a principal balance of $1.0 million in March 2004 in connection with the Laurus Financing (see below). GCS entered into a subordination agreement with the Laurus Funds in connection with the completion of the Laurus Financing.

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

LAURUS FINANCING

On March 31, 2004, the Company closed on a revolving fixed price convertible facility in the amount of $1.75 million with the Laurus Master Fund (the "Laurus Financing"). Structured like a standard receivables-based line of credit, this facility carries interest at prime plus 5%, subject to a floor of 9%, and a term of three years. At September 30, 2004, prime rate was 4.8%. The Company may convert debt into equity at a fixed conversion price equal to 110% of the fixed conversion price of $0.43 per share. The Company issued Laurus seven-year detachable warrants to purchase shares of the Company's common stock as follows:
450,000 at 115% of the fixed conversion price, 400,000 at 125% of the fixed conversion price and 250,000 at 135% of the fixed conversion price. The proceeds of the Laurus Financing were used to (a) repurchase outstanding accounts receivable subject to a factoring agreement (about $0.5 million), (b) repayment of the Senior loan in the amount of $0.5 million, and (c) pay down the CCS Debenture by $0.25 million.

SEVERANCE AGREEMENTS

The Company is party to certain severance agreements with key management personnel. These agreements require payment of annual base salary through December 2005 and certain Company benefits. The cost of these agreements total $382,480 of which $166,909 is recognized as a current liability with the balance to be paid over a number of years.

6        CHANGES IN STOCKHOLDERS' EQUITY

ANTI-DILUTION AND PRICE PROTECTION AGREEMENTS

During 2003, in consideration for certain equity transactions, lenders and a vendor received price protection benefits and/or anti-dilution coverage as part of their equity instruments. As a result of these agreements, the Company was required to issue approximately 1,179,583 shares during second quarter 2004 and 439,000 during the third quarter for no consideration. Certain of these agreements extend into the future and it is anticipated that additional shares will be required to be issued in the future for no compensation under these agreements. At September 30, 2004, one investor has an anti-dilution agreement in place to maintain his current ownership percentage of common stock.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ANTI-DILUTION AND PRICE PROTECTION AGREEMENTS (continued)

In addition, two investors in connection with a prior acquisition have a price protection agreement which becomes effective only in the event of the Company's liquidation.

In December 2003, certain notes totaling $925,000 ("the NWR Debt") were converted into 92,500 shares of a non-voting class of preferred equity in the Company's American Metals Recovery, Corp. ("AMRC"), subsidiary (the "Subsidiary Preferred Equity"). Subsidiary Preferred Equity holders will receive a quarterly dividend ranging from 3% to 5% of AMRC's annualized revenue, limited to 30% of AMRC's operating income. The shares may not be liquidated or transferred. Shares of Subsidiary Preferred Equity may be redeemed by the Company with shares of the Company's common stock based upon the then-current market conditions at the time of any such redemption. There is no expiration date associated with the Company's redemption option.

7        COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

The Company is party to certain employment agreements with its Chief Executive Officer and President and Chief Operational Officer. Each agreement calls for an annual base salary of $150,000, reimbursement of business expenses, use of a Company automobile, periodic bonuses, and participation in any employee benefits provided to all employees of the Company. The agreements renew annually.

LEGAL PROCEEDINGS

The Company is party to the matter entitled Somerset Hills Consultants, Inc., et al, v. KBF. The action was filed in the Supreme Court of the State of New York, February 13, 2002. The Verified Complaint seeks specific performance of certain agreements between the plaintiffs and the Company, plus attorney's fees and costs. The plaintiffs were awarded partial judgment during 2003 as to some issues which resulted in adjustment to the Company's litigation accrual during the period. The Company has issued 300,128 shares of its common stock into an escrow account pending final judgment in this matter. This matter was settled during the third quarter 2004 for 400,000 new shares of the Company's common stock being issued and about 120,000 of the shares held in escrow being cancelled.

The Company is party to the matter entitled Kerns Manufacturing Corp. v. KBF Pollution Management, Inc. The action was filed in the Supreme Court of the State of New York, August 14, 2003. The Verified Complaint seeks performance of certain agreements between the plaintiffs and the Company, plus attorney's fees and costs. The matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time. This matter relates to the Company's recent acquisition of Vulcan Waste Systems, Inc. from Kerns Manufacturing Corp. and the breach by Kerns of the terms and conditions of the relevant acquisition agreement. The Company incurred a loss in December 31, 2003 on its write-off of $1,890,000 of idle equipment connected to this transaction. The Company issued 1,350,000 shares of restricted common stock related to the Vulcan acquisition. Those shares remain outstanding and the Company is seeking to have them cancelled. The Company is currently pursuing the reversal of this acquisition and seeking the return of the common stock issued.

The Company assumed and is party to various other administrative enforcement proceedings for which the Company has accrued $239,000 in potential expenses. The Company is also involved with several collection matters in which the Company and vendors are seeking payment for services rendered and goods provided.

The Company is also subject to a number of legal actions with respect to non-payment of payables. This total in the aggregate is approximately $150,000.

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

The Company's development efforts in 2003 were focused on the completion of its various acquisitions and merger, the integration of the various companies acquired, financing these activities, recapitalizing our pre-consolidation balance sheet, and sales growth. These efforts continued through the first three quarters of 2004 and resulted in the improved operational results. The Company's New Jersey recycling facility, however, did not meet its performance targets during the current period due to the loss of a major client and difficulty processing new waste streams from a new client. Management will continue to make efforts to improve and streamline the Company's operations and believes the operational problems at the New Jersey facility will not recur. There can be no assurances, however, that the Company will be successful in this regard or that it will be able to eliminate its working capital deficit. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty. The table and below discussions should be read in conjunction with Item 1, Financial Statements, of this report.

                                                                Percentage of Total Revenues
                                                       ----------------------------------------------------
                                                        For the Nine Months Ended        For The Year Ended
                                                               September 30, 2004         December 31, 2003
                                                       ----------------------------------------------------
Revenue                                                                     100.0%                   100.0%
Cost of revenue                                                              75.1                     82.6
                                                                      -----------               ----------
   Gross profit                                                              24.9                     17.4

Operating Expenses
Selling expenses                                                              8.2                      9.3
General and administrative expenses                                          16.4                     24.7
Loss on impairment of long-lived assets                                        --                     65.5
Severance Expense                                                             3.9                       --
                                                                      -----------               ----------
   Total operating expenses                                                  28.5                     99.5
                                                                      -----------               ----------
Operating loss                                                               (3.6)                   (82.1)

Other income (expense)
Forgiveness of interest                                                       4.2                      2.8
Amortization of deferred financing costs                                     (1.4)                    (4.7)
Gain on sale of fixed assets                                                  0.1                      0.1
Settlements                                                                    --                       --
Interest expense                                                             (5.0)                   (10.9)
Write-off of idle equipment                                                    --                    (14.5)
                                                                      -----------               ----------
   Total other income (expense), net                                         (2.1)                   (27.2)
                                                                      -----------               ----------
Loss before provision for income taxes                                       (5.8)                  (109.3)
   Provision for income taxes                                                (0.1)                      --
                                                                      -----------               ----------
Net loss                                                                     (5.9)                  (109.3)
                                                                      ===========               ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. While the Company realized a net loss of approximately $0.6 million during the nine months ended September 30, 2004, current liabilities exceeded current assets by approximately $2.1 million, including about $0.7 million in liabilities that are convertible into equity. This working capital deficit raises substantial doubt about the Company's ability to continue as a going concern.

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

As described more fully in Item 1, Note 7, Commitments and Contingencies, above, we are subject to legal proceedings which we have assumed in our consolidation process. Accruals are established for legal matters when, in our opinion, it is probable that a liability exists and the liability can be reasonably estimated. Estimates of the costs associated with dispute settlement are adjusted as facts emerge. Actual expenses incurred in future periods can differ materially from accruals established.

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

The Company currently has equipment with a cost of approximately $1,273,528 which has not yet been placed in service as of September 30, 2004. Management is currently evaluating the future usage of this asset within its current operational infrastructure and will consider impairment testing during the fourth quarter of 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues

Total revenues were $3.1 million for the three months ended September 30, 2004, corresponding to a decrease of $1.0 million, or 24%, over the three months ended September 30, 2003 revenues of $4.1 million. The decrease in revenue for the third quarter 2004 as compared to the same period in 2003 is predominantly due to the Company's focus on traditionally higher margin business, as well as efforts to streamline operations at its New Jersey recycling facility. The Company's recycling facility was consequently temporarily scaled back during the period. This facility has since demonstrated improved results and Management expects the performance of this facility to continue to improve.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2004 were $2.5 million, or 80% of revenue, as compared to $3.3 million, or 80% of revenue for the same period in 2003. The change in cost of revenues as compared to the Company's pre-consolidation operations is primarily attributable to the operation and accretive impact of the acquisitions completed during the second quarter 2003.

Operating Expenses

Selling expenses for the three months ended September 30, 2004 were $0.3 million or 9.4% of revenue as compared to $0.3 million or 7.1% of revenue for the same period in 2003. These increases, as a percent of sales, were due to the decreased sales demonstrated during the period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS THE THREE MONTHS ENDED SEPTEMBER, 2003 (continued)

General and administrative expenses for the three months ended September 30, 2004 were $0.6 million or 18.5% of revenue, as compared to $0.5 million or 11.5% for the same period 2003. This increase, as a percent of sales, was due to the decreased revenues for the three month period discussed above.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2004 were $0.13 million, or 4.4% of revenue, as compared to $0.2 million, or 4.3% of revenue for the same period in 2003. The net decrease in these expenses was due to the revaluation of certain assets as of December 2003.

Interest Expense

Interest expenses for the three months ended September 30, 2004 were $0.15 million, or 4.9% of revenue, as compared to $0.28 million, or 6.9% of revenue for the same period in 2003. The decrease as a percent of revenue is attributable to the Company's various financings completed during December 2003 and March 31,2004 (see Item 1, Note 5, Financing Arrangements, above) versus prior financing arrangements with Prestige Capital Corporation and various non-reoccurring charges associated with acquisitions completed in May of 2003.

Net Loss

The net loss for the three months ended September 30, 2004, was $0.47 million, or 15.1% of revenue, as compared to a loss of $0.03 million, or 0.01% of revenue from the same period in 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS THE NINE MONTHS ENDED SEPTEMBER,
2003

Revenues

Total revenues were $9.9 million for the nine months ended September 30, 2004, corresponding to an increase of $1.8 million, or 22%, over the nine months ended September 30, 2003 revenues of $8.1 million. The revenue gains realized during the nine month period were due to the accounting of nine full months of revenues from the New England operations versus five months for the prior period.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2004 were $7.4 million, or 75% of revenue, as compared to $6.3 million, or 78% of revenue for the same period in 2003. The change in cost of revenues as compared to the Company's pre-consolidation operations is primarily attributable to the operation and accretive impact of the acquisitions completed during the second quarter 2003.

Operating Expenses

Selling expenses for the nine months ended September 30, 2004 were $0.8 million or 8.2% of revenue as compared to $0.9 million or 11.0% of revenue for the same period in 2003. These decreases were due to a sales staff reduction in the second half of 2003.

General and administrative expenses for the nine months ended September 30, 2004 were $1.6 million or 20.3% of revenue, as compared to $1.5 million or 19.1% of revenue for the same period in 2003. This decreases as a percentage of sales was due to increased revenues for the nine month period attributable to the Company's various acquisitions.

Depreciation and Amortization

Depreciation and amortization expenses for the nine months ended September 30, 2004 were $0.52 million, or 5.3% of revenue, as compared to $0.48 million, or 5.8% of revenue for the same period in 2003. The net increase in these expenses was due to the revaluation of certain assets as of December 2003 as offset by increased amortization charges associated with the Company's increased deferred financing costs.

Interest Expense

Interest expenses for the nine months ended September 30, 2004 were $0.49 million, or 5.0% of revenue, as compared to $0.49 million, or 5.0% of revenue for the same period in 2003. The decrease as a percent of revenue is attributable to the Company's various financings completed during December 2003 and March 2004 (see Item 1, Note 5, Financing Arrangements, above) versus prior financing arrangements with Prestige Capital Corporation and various non-reoccurring charges associated with acquisitions completed in May of 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

NINE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS THE NINE MONTHS ENDED SEPTEMBER, 2003 (continued)

Net Loss

The net loss for the nine months ended September 30, 2004, was $0.58 million, or 5.9% of revenue, as compared to a loss of $1.2 million, or 15.1% of revenue from the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary sources of liquidity are cash provided by operating, investing and financing activities, and availability under our various revolving credit facilities. For the nine months ended September 30, 2004, net cash used in our operating activities was $0.66 million as compared to $0.13 million as of the nine months ended September 30, 2003.

Liquidity

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At September 30, 2004 the Company had cash of about $85,000. This cash represents an increase of $58,000 from the nine months ended September 30, 2003.

Cash Flows for the Nine Months Ended September 30, 2004

Our operating activities during the first three quarters of 2004 used $0.66 million in cash. Accounts receivable at September 30, 2004, net of allowance for doubtful accounts, totaled $2.67 million as compared to the September 30, 2003, balance of $3.0 million. Accounts payable and accrued expenses at September 30, 2004 totaled $3.57 million as compared to the September 30, 2003, balance of $4.8 million. The decrease in accounts receivable is primarily due to a normal variance of $0.2 - $0.25 million in weekly cash flow. The decrease in accounts payable and accrued liabilities is due to the Company's efforts to restructure it's balance sheet through various financing activities.

The Company had a negative working capital position of $1.4 million as of September 30, 2004. This does not include $0.74 million of short term convertible debenture debt. This is an increase in the deficit of $0.3 million from June 30, 2004.

STOCKHOLDER MATTERS

Stockholders' equity was $4,993,166 of September 30, 2004, or $0.18 share outstanding, as compared to $4,547,097 at December 31, 2003, or $0.19 per share outstanding. Additionally, on June 29, 2004, the Company filed a registration statement on Form SB-2 in connection with the Laurus Financing, see above. The Company's annual meeting was held on June 30, 2004, during which one new director was voted to the Company's board of directors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

ITEM 2. CHANGES IN SECURITIES

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
The following are exhibits filed as part of the Company's Form 10-QSB for the period ended September 30, 2004:

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

Reports on Form 8K

No reports on Form 8-K were filed during the period.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated. VERIDIUM CORPORATION
By:             /S/      KEVIN E. KREISLER
                --------------------------
                         KEVIN E. KREISLER
                         Chairman and Chief Executive Officer
Date:                    November 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                /S/      JIM GREEN
                ------------------
By:                      JIM GREEN
                         President, Chief Operational Officer
                         and Acting Chief Financial Officer
Date:                    November 15, 2004

                /S/      RICHARD KRABLIN
                ------------------------
By:                      RICHARD KRABLIN
                         Secretary and Chief Compliance Officer
Date:                    November 15, 2004

                         JAMES HANRAHAN
                         Director
Date:                    November 15, 2004

                         STEPHEN LEWEN
                         Director
Date:                    November 15, 2004

                /S/      KEVIN E. KREISLER
                --------------------------
By:                      KEVIN E. KREISLER
                         Attorney-In-Fact
Date:                    November 15, 2004