Form 10KSB
period 2004-12-31
VERIDIUM CORP
filed 2005-03-31
CIK 1269127

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-KSB
                            -------------------------


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. (_____)

State issuer's revenues for its most recent fiscal year: $13,195,167.

The number of  outstanding  shares of common  stock as of December 31, 2004 was:
33,549,132. Based on the average closing bid and ask price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 30, 2005 was $3,019,422.



                              VERIDIUM CORPORATION
                           ANNUAL REPORT ON FORM 10KSB
                                DECEMBER 31, 2004

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I
Item 1      Description of Business .......................................................................... 3
Item 2      Description of Properties ........................................................................ 8
Item 3      Legal Proceedings ................................................................................ 8
Item 4      Submission of Matters to a Vote of Security Holders .............................................. 8

Part II
Item 5      Market for Registrant's Common Equity and Related Stockholder Matters ............................ 9
Item 6      Management's Discussion and Analysis of Financial Condition and Results of Operations.............10
Item 7      Financial Statements .............................................................................14
Item 8      Changes and Disagreements with Accountants on Accounting and Financial Disclosure ................42
Item 8A     Controls and Procedures ..........................................................................42

Part III
Item 9      Directors, Executive Officers, Promoters and Control Persons; Compliance with
            Section 16(a) of the Exchange Act   ..............................................................43
Item 10     Executive Compensation ...........................................................................45
Item 11     Security Ownership of Certain Beneficial Owners and Related Stockholder Matters ..................46
Item 12     Certain Relationships and Related Transactions ...................................................47

Part IV
Item 13     Exhibits and Reports on Form 8K ..................................................................49
Item 14     Principal Accountant Fees and Services ...........................................................50

Signatures  ..................................................................................................51

                           Forward Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of
Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents Veridium files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2005.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SUMMARY

Veridium Corporation ("we," "our," "us," "Veridium," or the "Company") is an environmental management company providing a variety of services to a broad client base in both the private and public sectors with a specialization in the recycling and reuse of metal-bearing and chemical hazardous wastes. We conduct business throughout the northeastern region of the United States and our services include:

o Environmental Services - we provide transportation, distribution, recycling and disposal services specific to the materials and processes of our clients, for a wide range of industrial wastes.

o Recycling Services - we provide the service of recycling metal-bearing and chemical hazardous wastes, transported in bulk and in containers of all sizes, from which we extract metals that we then market for recovery.

o Field Services - we provide remedial, industrial cleaning and other related services for our clients at their sites and facilities.

Our business is roughly 60 percent distribution, 30 percent recycling and 10 percent field services. By offering both distribution and recycling, we enable our customers to engage Veridium to manage their wastes in the most cost effective and environmentally friendly manner possible. Our environmentally friendly recycling processes produce no waste.

COMPANY BACKGROUND

The Company was formed in 1984 as KBF Pollution Management, Inc. ("KPMI") and was merged with its wholly owned subsidiary, Veridium Corporation in 2003 after completing the acquisition of the former Environmental Services Division of R.M. Jones & Co., Inc. ("ESD"), Enviro-Safe, Corp. ("ESC"), and Metal Recovery Transportation, Corp., ("MRTC"). These acquisitions were completed to form a full service environmental company, operating throughout the New England, Northeast and Mid-Atlantic States.

We presently operate four service centers: our recycling facility in Paterson, New Jersey; our RCRA Part B permitted TSDF in Lowell, Massachusetts, our field service operation and administrative offices in Sandwich, Massachusetts; and our technical services center in Plainville, Connecticut.

Veridium operates through its subsidiary, Veridium Environmental Corporation ("VEC"). VEC, in turn, is the sole owner of (1) American Metals Recovery, Corp. ("AMRC"), our New Jersey recycling facility, (2) ESD, the sole owner of Jones Environmental Services (North East), Inc., our Massachusetts-based RCRA Part B Treatment, Storage and Disposal Facility ("TSDF"), (3) ESC, our field services company, and (4) MRTC, our transportation company. All commercial activity is conducted through these subsidiaries.

BUSINESS STRATEGY

We intend to build Veridium into a fully integrated environmental management company. We plan to do this through the expansion of our existing services through strategic acquisitions. Our ambition is to be viewed as the leading provider of value-added, environmentally conscious and cost-effective hazardous waste management services based on our efficient managing of wastes and use of green technologies. We expect to employ the following key tactics:

o Organic Growth. We intend to grow market share by maximizing our efficiency in the provision of environmental services, by aggressively competing for the transport and distribution of hazardous wastes, and by the targeting of wastes into our recycling operations. We plan to achieve this in our home demographic with our direct sales presence, and on a national scale by the formation of key strategic alliances with compatible companies that command appreciable national market share.

o Strategic Acquisitions. We plan to compliment our organic growth by acquiring qualified target companies, ultimately building a lean, national hub-and-spoke web of recycling facilities and distribution centers. We believe that we are well positioned to capitalize on the continuing consolidation activity in the industry to acquire service, distribution and processing assets with attractive rates of return.

o Green Technology Development. We intend to continue to develop and implement new green technologies to increase the depth of our recycling capabilities. This will be done in conjunction with our acquisition strategy.

MARKET OVERVIEW

For many years, most chemical wastes generated in the United States by industrial processes have been handled on-site at the generators' facilities. Over the past 30 years, increased public awareness of the harmful effects of unregulated disposal of hazardous wastes on the environment and health has led to federal, state and local regulation of waste management activities. The statutes regulating the management of chemical wastes include the Resource Conservation and Recovery Act, the Toxic Substances Control Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980. These statutes are primarily administered by the United States Environmental Protection Agency and often delegated to states.

Environmental laws and regulations impose stringent standards for the management of hazardous wastes and provide penalties for violators. In addition, based on these laws and regulations, generators and others are subject to continuing liability for past disposal and environmental degradation. As a result of (1) the increased liability exposure associated with chemical waste management activities, (2) a corresponding decrease in the availability of insurance and significant cost increases in administering compliance, and (3) the need for facility capital improvements, many generators of hazardous wastes have found it uneconomical to maintain their own treatment and disposal facilities or to develop and maintain the technical expertise necessary to assure regulatory compliance. Accordingly, many generators have sought to have their hazardous wastes managed by firms that possess or have access to the appropriate treatment and disposal facilities, as well as the expertise and financial resources necessary to attain and maintain compliance with applicable environmental regulatory requirements.

At the same time, governmental regulation has resulted in a reduction of the number of facilities available for hazardous waste treatment, storage or disposal, as many facilities have been unable to meet the strict standards imposed by the environmental laws and regulations. It is in this market that Veridium is growing, offering efficient environmental services and effective recycling as an alternative to disposal of hazardous wastes.

ENVIRONMENTAL LAWS

Veridium by its very nature and purpose is an environmental company. As such, it benefits from environmental laws and regulations under which its customers produce wastes, and is itself subject to many environmental requirements from local, state and federal agencies.

Veridium must obtain and maintain federal, state, and local approvals and permits for each of its facilities and transportation activities. Permits are required for air emissions, water discharges, storm water management, solid and hazardous waste management, spill prevention and control, and transport of wastes. These permits and approvals are complex and can be difficult to obtain, and are therefore considered to be assets.

These licenses and permits, without which Veridium could not operate, are subject to periodic renewal. Veridium anticipates that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility's operations are in compliance with the applicable regulatory requirements. At this time, Veridium is in substantial compliance with all requirements. Other than the unsettled cases described below, for which a reserve has been established, no known, material compliance issues exist.

OTHER CONTINGENCIES

Under Veridium's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $15,000. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

COMPETITION

The hazardous waste industry is best characterized today as being fragmented with a limited number of companies having a national presence. Service quality and type differs from region to region and thus pricing is subject to regional variance. While our principal competition takes the form of disposal in landfill or incineration in general, we compete for market share with a number of regional companies. There exist also a number of small regional companies that, compete with our recycling services.

CUSTOMERS

We provide the services of recycling and managing private and public sector hazardous and other industrial wastes. This takes the form of collection of wastes from the point of generation and shipment to appropriate third-party destinations (disposal and recycling facilities). We currently have more than five hundred active customers that generate many thousands of different industrial wastes. Our customers range from small companies that generate only a container a month to large industrial operations that generate hazardous wastes in bulk quantities on a weekly basis. Wastes of almost all classifications pass through our Lowell, Massachusetts TSDF. We specialize in the recycling and reuse of inorganic hazardous wastes at our Paterson, NJ recycling facility. Inorganic hazardous wastes account for roughly one-third the hazardous wastes generated nationally. We also market our recovered commodities, generally in the form of metallic concentrates, to primary and secondary metal manufacturers globally.

INTELLECTUAL PROPERTIES

Veridium holds US patents relative to our technologies. Our patented and proprietary technologies are engineered to chemically and physically transform inorganic industrial wastes into commodities that can be returned to commerce. Our patents cover many of the processes by which this recycling is accomplished. We have designed our recycling operations to administer our patented and proprietary technologies. We believe that our green, or environmentally friendly, technologies are integral to our future growth. Our patented and proprietary technologies are the sole property of Veridium Corporation. Veridium, Veridium Environmental, the "Veridium Logo" and the tagline "A Clear Vision for a Better Environment" are the registered trademarks of Veridium Corporation.

EMPLOYEES

Veridium currently has 56 full-time employees. In addition to its executive officers, Veridium employs sales personnel, staff engineers, process managers, maintenance managers, administrative personnel and general facility technicians. There is no union representation for any of our employees.

BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect, Veridium's business, including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

Our industrial waste management services subject us to potential environmental liability.

Our business of rendering services in connection with management of waste, including certain types of hazardous waste, subjects us to risks of liability for damages. Such liability could involve, without limitation, claims for clean-up costs, personal injury or damage to the environment in cases in which we are held responsible for the release of hazardous materials; and claims of employees, customers, or third parties for personal injury or property damage occurring in the course of our operations.

We could also be deemed a responsible party for the cost of cleaning any property which may be contaminated by hazardous substances generated by us and disposed at such property or transported by us to a site selected by us, including properties we own or lease.

If we cannot maintain our government permits or cannot obtain any required permits, we may not be able to continue or expand our operations.

Our business is subject to extensive, evolving, and increasingly stringent federal, state, and local environmental laws and regulations. Such federal, state, and local environmental laws and regulations govern our activities regarding the treatment, storage, recycling, disposal, and transportation of hazardous and non-hazardous waste. We must obtain and maintain permits, licenses and/or approvals to conduct these activities in compliance with such laws and regulations. Failure to obtain and maintain the required permits, licenses and/or approvals would have a material adverse effect on our operations and financial condition. If we are unable to maintain our currently held permits, licenses, and/or approvals or obtain any additional permits, licenses and/or approvals which may be required as we expand our operations, we may not be able to continue certain of our operations.

Changes in environmental regulations and enforcement policies could subject us to additional liability which could impair our ability to continue certain operations due to the regulated nature of our operations.

Because the environmental industry continues to develop rapidly, we cannot predict the extent to which our operations may be affected by future enforcement policies as applied to existing laws, by changes to current environmental laws and regulations, or by the enactment of new environmental laws and regulations. Any predictions regarding possible liability under such laws are complicated further by current environmental laws which provide that we could be liable, jointly and severally, for certain activities of third parties over whom we have limited or no control.

As our operations expand, we may be subject to increased litigation which could have a negative impact on our future financial results.

Our operations are regulated by numerous laws regarding procedures for waste treatment, storage, recycling, transportation and disposal activities, all of which may provide the basis for litigation against us. In recent years, the waste treatment industry has experienced a significant increase in so-called "toxic-tort" litigation as those injured by contamination seek to recover for personal injuries or property damage. We believe that as our operations and activities expand, there will be a similar increase in the potential for litigation alleging that we are responsible for contamination or pollution caused by our normal operations, negligence or other misconduct, or for accidents which occur in the course of our business activities. Such litigation, if significant and not adequately insured against, could impair our ability to fund our operations. Protracted litigation would likely cause us to spend significant amounts of our time, effort and money. This could prevent our management from focusing on our operations and expansion.

If we cannot maintain adequate insurance coverage, we will be unable to continue certain operations.

Our business exposes us to various risks, including claims for causing damage to property and injuries to persons who may involve allegations of negligence or professional errors or omissions in the performance of our services. Such claims could be substantial. We believe that our insurance coverage is presently adequate and similar to, or greater than, the coverage maintained by other companies in the industry of our size. If we are unable to obtain adequate or required insurance coverage in the future or, if our insurance is not available at affordable rates, we would violate our permit conditions and other requirements of the environmental laws, rules and regulations under which we operate. Such violations would render us unable to continue certain of our operations. These events would have a material adverse effect on our financial condition.

Our operations will suffer if we are unable to manage our rapid growth.

We are currently experiencing a period of rapid growth through internal expansion and strategic acquisitions. This growth has placed, and could continue to place, a significant strain on our management, personnel and other resources. Our ability to grow will require us to effectively manage our collaborative arrangements and to continue to improve our operational, management, and financial systems and controls, and to successfully train, motivate and manage our employees. If we are unable to effectively manage our growth, we may not realize the expected benefits of such growth, and such failure could have a material adverse effect on our operations and financial condition.

If we are unable to protect our proprietary technologies, our growth could be limited.

Our success is connected to our ability to maintain our proprietary technologies. The steps taken by us to protect our proprietary technologies may not be adequate to prevent misappropriation of these technologies by third parties. Misappropriation of our proprietary technology could have an adverse effect on our operations and financial condition. Changes to current environmental laws and regulations also could limit the use of our proprietary technology.

We may have difficulty integrating our recent acquisitions into our existing operations.

Acquisitions will involve the integration of companies that have previously operated independently from us, with focuses on different geographical areas. We cannot assure that we will be able to fully integrate the operations of these companies without encountering difficulties or experiencing the loss of key employees or customers of such companies. In addition, we cannot assure that the benefits expected from such integration will be realized.

Key personnel are critical to our business and our future success depends on our ability to retain them.

Our success depends on the contributions of our key management, environmental and engineering personnel. The loss of these officers could have a material adverse effect on our operations, revenues, prospects, and our ability to raise additional funds. Our future success depends on our ability to retain and expand our staff of qualified personnel, including environmental technicians, sales personnel and engineers. Without qualified personnel, we may incur delays in rendering our services or be unable to render certain services. We cannot be certain that we will be successful in our efforts to attract and retain qualified personnel as their availability is limited due to the demand of hazardous waste management services and the highly competitive nature of the hazardous waste management industry. We do not maintain key person insurance on any of our employees, officers or directors.

If environmental regulation or enforcement is relaxed, the demand for our services will decrease.

The demand for our services is substantially dependent upon the public's concern with, the continuation and proliferation of, the laws and regulations governing the treatment, storage, recycling, and disposal of hazardous and non-hazardous waste. A decrease in the level of public concern, the repeal or modification of these laws, or any significant relaxation of regulations relating to the treatment, storage, recycling, and disposal of hazardous waste would significantly reduce the demand for our services and could have a material adverse effect on our operations and financial condition. We are not aware of any current federal or state government or agency efforts in which a moratorium or limitation has been, or will be, placed upon the creation of new hazardous waste regulations that would have a material adverse effect on us.

Some of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

Our officers, directors and principal stockholders (greater that 5% stockholders) together control approximately 15% of our outstanding common stock, 33% of our outstanding Series A preferred stock, 83% of our outstanding Series B preferred stock and 100% of Series C preferred stock. Series A preferred stock votes on an as converted basis as five shares of common stock and Series B and C preferred stock vote on an as converted basis as twenty-five shares of common stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

Our common stock qualifies as a "penny stock" under SEC rules which may make it more difficult for our stockholders to resell their shares of our common stock.

Our common stock trades on the Over-The-Counter Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ National Market or the NASDAQ Small-Cap Market. Because our common stock does not trade on a stock exchange or on the NASDAQ National Market or the NASDAQ Small-Cap Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

ITEM 2.  DESCRIPTION OF PROPERTIES

FACILITIES

We currently lease a building in Paterson, New Jersey which houses our recycling operations. We also lease a property in Sandwich, Massachusetts which houses our field services operations and administrative offices. Additionally, we lease office space in Plainville, Connecticut which houses our technical services group. We own a property in Lowell, Massachusetts, the location of our RCRA permitted Treatment, Storage and Disposal Facility (TSDF).

ITEM 3.  LEGAL PROCEEDINGS

Veridium is party to the matter entitled Kerns Manufacturing Corp. v. KBF Pollution Management Inc. The action was filed in the Supreme Court of the State of New York, August 14, 2003. The verified complaint seeks performance of certain agreements between the plaintiffs and KPMI and VEC, plus attorney's fees and costs. The matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time. This matter relates to recent acquisition of Vulcan Waste Systems, Inc. from Kerns Manufacturing Corp. ("Kerns") and the breach by Kerns of the terms and conditions of the relevant acquisition agreement. Veridium incurred a loss in December 31,2003 on its write-off of $1,890,000 of idle equipment connected to this transaction. 1,350,000 shares of restricted common stock related to the Vulcan acquisition remain outstanding which shares Veridium is seeking to have cancelled. Veridium is currently pursuing the reversal of this acquisition and seeking the return of the common stock issued.

Veridium is party to a matter entitled Stern & Co. v. Veridium Corporation. The action was filed in the United State District Court for the Southern District of New York on February 2, 2005. The Complaint seeks compensatory damages of approximately $150,000, interest, attorney's fees and costs for breach of contract. The matter is ongoing and we are therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time.

Veridium is party to various material administrative compliance proceedings for which Veridium has accrued $414,336 in potential expenses. Veridium is also involved in various collection matters for which vendors are seeking payment for services rendered and goods provided. These collection matters total $150,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Veridium convened its annual meeting on June 30, 2004, at which time the shareholders of Veridium voted and approved to appoint a new board member to Veridium's board of directors. Additional information regarding these transactions can be found in Veridium's proxy statement for the relevant meeting. No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Veridium's Common Stock trades on the over the counter bulletin board maintained by the NASD under the symbol "VRDM." The following table sets forth, for the periods indicated, the range of high and low closing bid prices for Veridium's Common Stock as adjusted for its merger completed during the period and as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium and obtained from the National Quotation Bureau, LLC. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

--------------------------------------------------------------------------------------------
Period                                        High                                   Low
--------------------------------------------------------------------------------------------
2004 First Quarter                            0.47                                   0.33
2004 Second Quarter                           0.46                                   0.19
2004 Third Quarter                            0.30                                   0.12
2004 Fourth Quarter                           0.16                                   0.05
2003 First Quarter                            1.50                                   0.82
2003 Second Quarter                           1.60                                   0.20
2003 Third Quarter                            0.86                                   0.60
2003 Fourth Quarter                           0.70                                   0.35
Title of Class                      Approximate Number of Holders of Record as of December 31, 2004
Common Stock, 0.001 par value                                   2,298

The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares.

DIVIDENDS

We have no present intention of paying dividends in the foreseeable future. Our policy for the time being is to retain earnings and utilize the funds for operations and growth. The Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions will determine future dividend policies.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of
Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents Veridium files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2005.

OVERVIEW

Veridium is an environmental management company providing a variety of services to a broad client base in both the private and public sectors with a specialization in the recycling and reuse of chemical hazardous wastes. Our services include collection and transportation of industrial wastes, site remediation, and recycling of metal-bearing and chemical wastes. Our focus is to provide our clients with value-added, environmentally conscious and cost-effective hazardous waste management services based on our efficient managing of wastes and use of green technologies.

Our efforts in 2004 were focused on securing financing to recapitalize our balance sheet and maximize profits from Veridium's various operating divisions. We secured financing to recapitalize our balance sheet and eliminate a large portion of our working capital deficit. We also made significant changes to our management staff at our recycling facility in 2004 which we believe will result in substantial improvements to our operating profit at this location in 2005. Management expects to increase sales at each of the Company's locations and anticipates growing overall revenues through acquisitions in FY2005. The accompanying financial statements do not contain any adjustments that may be required as a result of this.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses. The following are the areas that we believe require the greatest amount of estimates in the preparation of our financial statements: impairment testing, allowances for doubtful accounts and accruals for legal matters. Prior to the filing of this Annual Report on Form 10KSB, the Audit Committee of our Board of Directors reviewed these critical accounting policies and estimates and discussed them with our management.

On an annual basis Veridium retains the services of an independent contractor, to value its intangible assets including the value of the Patents and Goodwill. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value

We establish an allowance for doubtful accounts to cover accounts receivable that may not be collectible. In establishing the allowance for doubtful accounts, we analyze the collectibility of accounts that are large or past due. In addition, we consider historical bad debts and current economic trends in evaluating the allowance for doubtful accounts. Accounts receivable written off in subsequent periods can differ materially from the allowance for doubtful accounts provided.

As described more fully in Item 3, Legal Proceedings, above, we are subject to legal proceedings. Accruals are established for legal matters when, in our opinion, it is probable that a liability exists and the liability can be reasonably estimated. Estimates of the costs associated with dispute settlement are adjusted as facts emerge. Actual expenses incurred in future periods can differ materially from accruals established.

We attempt to make good faith realistic estimates in providing allowances for assets and recording liabilities. Our experience has been that overestimates in one area can occur but are often offset by underestimates in other areas. While it is probable that unexpected events could materially affect the results of operations of a future period, we believe that our risk management protocols would prevent the occurrence of such an event from having a material impact on our financial condition.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

REVENUES

Total revenues were $13.2 million for the year ended December 31, 2004, corresponding to an increase of $1.2 million, or 10.2%, over 2003 revenues of $12.0 million. The increase in revenues realized during 2004 was due to the operating activities of the various companies acquired during 2003. This increase is due to a 12 month accounting for revenues in 2004 as compared to 8 months of revenues in 2003 for the companies acquired during 2003.

COST OF REVENUES

Cost of revenues for the year ended December 31, 2004 were $10.2 million, or 77.1% of revenue, as compared to $9.7 million, or 81.1% of revenue in 2003. The change in cost of revenues is primarily attributable to Veridium's continued focus on higher margin business as well as our continued efforts to streamline operations at our New Jersey facility. We believe that these costs will continue to decrease, as a percentage of revenue, in 2005 as we realize increased cost-efficiencies due to recent management changes in this operation.

SELLING, GENERAL AND ADIMISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended December 31, 2004 were $3.5 million or 26.6% of revenue, as compared to $4.4 million, or 37.0% of revenue in 2003. This decrease is primarily attributable to Veridium's continued efforts to streamline operations at all facilities. We expect that these costs will decrease as a percentage of revenue in future periods.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the year ended December 31, 2004 were $0.53 million, or 4.1% of revenue, as compared to $0.78 million, or 6.5% of revenue in 2003. The revaluation of Veridium's proprietary technologies and patents resulted in a decrease of amortization costs of $0.22 million or 1.7% of revenue in 2004.

INTEREST EXPENSE

Interest expenses for the year ended December 31, 2004 were $0.75 million, or 5.7% of revenue, as compared to $1.42 million, or 11.8% of revenue in 2003. The decrease is attributable to Veridium's various financings completed during 2004 and the elimination of Veridium's factoring facility with Prestige Capital Corporation. This facility was paid off entirely in March 2004 upon closing of the Laurus Financing.

LOSS ON IMPAIRMENT OF ASSETS - PATENTS

During 2004, Veridium identified indicators of possible impairment of long-lived assets. These indicators included the significant decrease in our market value during 2004, the history of our cash flow losses, and weak general industry conditions. We tested our assets for impairment by comparing our expected undiscounted cash flows to the carrying amount of its long-lived assets. Based on the results of this test, we determined that our long-lived assets were impaired. With the assistance of an independent valuation expert, we determined the fair value of the impaired long-lived assets using the market approach. As a result, impairment charges totaling $1.3 million were recorded in 2004 and consisted of the impairment of the value of the patents acquired in Veridium's 2003 acquisitions.

LOSS ON IMPAIRMENT OF ASSETS - EQUIPMENT

Due to market and economic factors, the Calciner equipment, which was to be used to process solids, included in construction in process at December 31, 2003 was written off in 2004. The project was never completed and a substantial investment would have been needed to move the project from pilot testing to operational status. In addition, market conditions have changed and alternate processors have been located to the point where the Calciner could not have been operated cost effectively.

LOSS ON IMPAIRMENT OF ASSETS - GOODWILL

During 2004, Veridium completed their annual impairment test for goodwill. Veridium performed an impairment test by comparing the fair value of the reporting unit with the carrying value of that unit. As a result of impairment test, Veridium determined that there was an impairment adjustment necessary for Veridium's goodwill which amounted to $2.2 million in 2004.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

SEVERANCE

Severance expenses of $382,00 were incurred in 2004 for the retirement of Lawrence Kreisler and Kathi Kreisler, the Company's founders. This constituted a major management change at the Company's Recycling Facility in New Jersey.

FORGIVENESS OF ACCRUED INTEREST

Forgiveness of accrued interest was recorded in 2004 and 2003 for $408,207 and $368,884, respectively. This was related to the CCS Debenture and Jones purchase.

NET LOSS

Our total net loss for the year ended December 31, 2004, was $7.0 million, or 52.8% of revenue, as compared to $14.2 million, or 118% of revenue in 2003. Veridium realized impairment charges of intangible assets of $3.5 million, an idle asset write off of $1.3 million, a deferred finance charge write off of $0.6 million, severance of $0.4 million, and a forfeited building purchase deposit of $0.1 million. The net loss for the year ended December 31, 2004, before above discussed items, was $1.1 million, or 8.3% of revenue, as compared to $1.5 million, or 11.8% of process was successful in the elimination of redundancies. We expect that the extent of the net loss incurred during 2004 will not recur in future periods as we continue to increase sales and streamline our operations to fully realize the impact of our consolidation process.

LIQUIDITY AND CAPITAL RESOURCES

CASH

Our primary sources of liquidity are cash provided by operating, investing and financing activities, and cash availability under our various revolving credit facilities. For the year ended December 31, 2004, net cash provided by operating activities was approximately $30,000, and as of December 31, 2004, cash was about $1.1 million.

LIQUIDITY

Veridium's operating activities provided approximately $30,000 in cash flow in 2004 as compared to the use of $2.2 million in 2003. Cash provided from operating, investing and financing activities was used to fund operations, and refinance our various credit facilities.

Veridium's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt and capital leases and planned capital expenditures. Veridium's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. At December 31, 2004 Veridium had cash of about $1.1 million. This cash represents an increase of about $1.0 million from the cash available as of December 31, 2003. The increase was the result of net cash provided by operations of approximately $30,000 as well as net cash provided by financing activities of approximately $988,000.

CASH FLOWS FOR 2004

Operating activities in 2004 provided approximately $30,000 in cash flow. Non-cash expenses recorded for the year ended December 31, 2004 totaled $5.9 million and consisted primarily of $4.8 million in impairment charges, $0.5 million in depreciation and amortization, and about $0.6 million in interest expense.

Accounts receivable at December 31, 2004, net of allowance for doubtful accounts, totaled $2.4 million, an increase of $0.5 million from the December 31, 2003 balance of $1.9 million. Accounts payable at December 31, 2004 totaled $2.3 million, a decrease of $0.4 million from the December 31, 2003 balance of $2.7 million. Accrued expenses at December 31, 2004 totaled $1.2 million. This amount was unchanged from the December 31, 2003 balance of $1.2 million.

For the year ended December 31, 2004, we obtained net cash from financing of $3.9 million. We used these funds to complete our recapitalization process and to provide working capital for operations.

Veridium had a negative working capital position of $2.1 million as of December 31, 2004. This amount includes $1.7 million of the Laurus financing arrangement. This convertible debenture is currently in default due to the fact that the registration of the stock for the benefit of the Laurus Master Fund has not been completed. We are currently correcting this issue and believe that it will be cured in a timely manner

We completed a series of financings in 2004 (a) to refinance Veridium's various credit facilities, and (b) to strengthen our balance sheet. To achieve these objectives, Veridium utilized the cash proceeds from about $3.25 million of total financings consisting of $1.75 million from Laurus Master Fund and $1.5 million from GreenShift Corporation.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


CASH FLOWS FOR 2004

The principal terms of each of these financings are described in detail in Item 7, Note 7, Financing Arrangements and Item 7, Note 14, Shareholders Equity, below.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 31, 2004 and is more fully disclosed in the Notes to the Consolidated Financial Statements (see Notes 8 and 10 to the Notes to the Consolidated Financial Statements) (amounts in thousands of dollars).

                                                                  Years Ended December 31,
                                          2005 (2)          2006         2007         2008        2009        Total
                                      ----------------------------------------------------------------------------------
Long and short term debt and capital
   lease obligations (1)              $  2,339,636  $    271,697  $ 1,082,974  $ 2,773,460  $   77,782   $   6,545,549
Operating leases (1)                       252,000       242,400      242,400      242,400       6,300         985,500
                                      ------------  ------------  -----------  -----------  ------------ -------------
Total contractual cash obligations(1) $  2,591,636  $    514,097  $ 1,325,374  $ 3,015,860  $   84,082   $   7,531,049

GOING CONCERN

Veridium incurred a loss of approximately $6.9 million during the year ended December 31, 2004, which included impairment and write-off charges of approximately $4.8 million. Veridium's loss before impairment charges and other non-cash items was approximately $2.0 million during the year ended December 31, 2004. Also, as of December 31, 2004, Veridium had its current liabilities exceeding current assets by approximately $2.2 million. These matters caused the Company's auditors to add an explanatory paragraph in their auditors report which raises substantial doubt about Veridium's ability to continue as a going concern.

Management's plans include raising additional proceeds from debt and equity transactions to fund operations and to increase revenue and cut expenses to reduce the loss from operations. However, there can be no assurances that Veridium will be successful in this regard or will be able to eliminate both its working capital deficit and its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

STOCKHOLDER MATTERS

Stockholders' equity was $1.1 million at December 31, 2004, or $0.03 per weighted average share outstanding, as compared to $4.5 million at December 31, 2003, or $0.30 per weighted average share outstanding. Stockholders' equity decreased in 2004 primarily due to our loss for the year of $7.1 million, which was partially offset by our financing activities.

OFF BALANCE SHEET ARRANGEMENTS

Viridis Capital, LLC an affiliate of Kevin Kreisler, Chairman of the Board, purchased a $75,000 debt payable to Lakeland Bank and assigned this to GreenShift, another affiliate of Kevin Kreisler. Lakeland Bank has not released Veridium of the debt obligation.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this statement.

In December 2004, the FASB issued FASB statement No. 153 ("SFAS 153"). SFAS 153 addresses accounting for non-monetary transactions.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share Based Payment." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows". This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The revised SFAS No. 123 may have a material effect on the Company's results of operations but not on the Company's financial position.

ITEM 7.  FINANCIAL STATEMENTS

                                                                                         Page No
FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm ....................................15

Consolidated Balance Sheets ................................................................16

Consolidated Statements of Operations ......................................................17

Consolidated Statements of Stockholders' Equity .........................................18-19

Consolidated Statements of Cash Flows ......................................................20

Notes to Consolidated Financial Statements ..............................................21-42

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders,
Veridium Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Veridium Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Veridium's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Veridium
Corporation and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


The accompanying consolidated financial statements have been prepared assuming that Veridium Corporation and Subsidiaries will continue as a going concern. As more fully discussed in Note 2 to the financial statements, Veridium Corporation and Subsidiaries has suffered recurring losses from operations and has a working capital deficiency of $2,213,423 and an accumulated deficit of $33,942,795 as of December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, P.C.
New Brunswick, New Jersey
February 17, 2005

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                                                                          12/31/04        12/31/03
                                                                                      ------------------------------
ASSETS:
Current assets:
   Cash ............................................................................   $  1,096,327    $     89,392
   Accounts receivable, net ........................................................      2,433,744       1,970,332
   Inventories .....................................................................          3,627           7,634
 Prepaid expenses
and other current assets ...........................................................        143,089         104,303
                                                                                       ------------    ------------
       Total current assets ........................................................      3,676,787       2,171,661

Property and equipment, net ........................................................      2,352,519       3,770,379

Other Assets:
   Deposits ........................................................................         26,252         123,102
   Patents and technologies, net ...................................................      1,750,019       3,173,336
   Permits, net ....................................................................        278,164         315,609
   Goodwill ........................................................................      4,020,762       6,275,040
                                                                                       ------------    ------------
       Total other assets ..........................................................      6,075,197       9,887,087
                                                                                       ------------    ------------

TOTAL ASSETS .......................................................................   $ 12,104,503    $ 15,829,127
                                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Short term borrowings ...........................................................   $    316,320    $     75,000
   Accounts payable ................................................................      2,311,702       2,735,106
   Accrued expenses ................................................................      1,114,185       1,256,444
   Current maturities of long-term debt ............................................        287,281         173,162
   Current portion of convertible debentures .......................................      1,736,036       2,712,000
   Current portion of obligations under capital lease ..............................        124,686         191,461
                                                                                       ------------    ------------
       Total current liabilities ...................................................      5,890,210       7,143,173

Long-term debt, net of current maturities ..........................................        474,349         370,883
Convertible debentures, net of current portion .....................................      3,731,565       2,701,065
Obligations under capital lease, net of current maturities .........................         30,177         123,424
Other liabilities ..................................................................         18,485          18,485
                                                                                       ------------    ------------
       Total long term liabilities .................................................      4,254,576       3,213,857
                                                                                       ------------    ------------

       Total liabilities: ..........................................................     10,144,786      10,357,030

Minority interest in consolidated subsidiary .......................................        825,000         925,000

Commitments and contingencies ......................................................           --              --

Stockholders' equity:
   Preferred stock, $0.001 par value:
     Series A: 1,881,366 shares authorized, issued and outstanding in 2004 and 2003           1,881           1,881
     Series B: 1,761,218 shares and 945,992 shares authorized issued and outstanding
       in 2004 and 2003, respectively ..............................................          1,761             946
     Series C: 750,000 shares authorized, issued and outstanding in 2004 ...........            750            --
   Common stock, $0.001 par value, 50,000,000 authorized;
   33,849,132 and 23,379,916 shares issued for 2004 and 2003, respectively .........         33,849          23,380


   Additional paid-in capital ......................................................     35,278,025      31,505,431
   Accumulated deficit .............................................................    (33,942,795)    (26,971,713)
   Treasury stock at cost, 161,266 and  5,000 shares of common stock
        in 2004 and 2003, respectively .............................................        (63,754)        (12,828)
   Common Stock Subscription Receivable, 2,078,533 shares ..........................       (175,000)           --
                                                                                       ------------    ------------
Total stockholders' equity .........................................................      1,134,717       4,547,097
                                                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................   $ 12,104,503    $ 15,829,127
                                                                                       ============    ============

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                            12/31/04        12/31/03
                                                                         ----------------------------
Revenues .............................................................   $ 13,195,167    $ 11,971,096
   Cost of revenues ..................................................     10,176,966       9,711,496
                                                                         ------------    ------------
     Gross profit ....................................................      3,018,201      2,259, 600

Operating expenses:

   Selling expenses ..................................................      1,090,616       1,215,213
   General and administrative expenses ...............................      2,416,706       3,211,545
   Impairment of long-lived assets ...................................      1,271,000       8,509,310
   Impairment of goodwill ............................................      2,254,000            --
   Write off of idle equipment .......................................      1,273,528            --
   Severance - related party..........................................        382,000            --
                                                                         ------------    ------------
Total operating expenses .............................................      8,687,850      12,936,068
                                                                         ------------    ------------

Operating loss .......................................................     (5,669,649)    (10,676,468)

Other income (expense):
   Amortization of deferred financing costs ..........................       (858,873)       (613,664)
   Write off of deposit ..............................................       (100,000)           --
   Miscellaneous income, net .........................................        (80,546)           --
   Forgiveness of accrued interest ...................................        408,207         368,884
   Gain on equipment disposal ........................................          8,500          14,350
   Interest expense and amortization of debt discount ................       (745,349)     (1,418,803)
   Write off of idle equipment .......................................           --        (1,890,000)
   Gain on extinguishment of debt ....................................         82,316            --
                                                                         ------------    ------------
     Total other expense, net ........................................     (1,285,745)     (3,539,233)
                                                                         ------------    ------------

Loss before provision for income taxes ...............................     (6,955,394)    (14,215,701)


Provision for income taxes ...........................................         15,688           4,339
                                                                         ------------    ------------

Net loss .............................................................   $ (6,971,082)   $(14,220,040)
                                                                         ============    ============

Net loss per common share, basic and diluted .........................   $      (0.26)   $      (0.93)
                                                                         ============    ============

Weighted average shares of common stock outstanding, basic and diluted     26,231,883      15,270,329
                                                                         ============    ============

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                       Series A Preferred    Series B Preferred    Series C Preferred       Common Stock
                                             Stock                  Stock                 Stock
                                     -----------------------------------------------------------------------------------------
                                       Shares     Amount     Shares     Amount      Shares     Amount     Shares     Amount
------------------------------------------------------------------------------------------------------------------------------

Balance at 1/01/03                        --      $  --        --      $   --         --       $   --     8,639,354   $ 8,639

Issuance of preferred stock
 Series A preferred equity         1,881,366      1,881        --          --         --           --            --        --
   Series B preferred equity              --         --   945,992         946         --           --            --        --

Issuance of common stock
   Acquisition of businesses              --         --       --           --         --           --      1,147,500    1,148
   Acquisition of VWS                     --         --       --           --         --           --      1,350,000    1,350
   Acquisition of patents-rel. party      --         --       --           --         --           --      6,601,373    6,601
   Exercise of options for cash           --         --       --           --         --           --         80,000       80
   Compliance with debt
     settlement agreements                --         --       --           --         --           --      1,744,293    1,744
   Related parties in accordance
     with agreements                      --         --       --           --         --           --      6,331,222    6,331
   Lender in accordance with agreement    --         --       --           --         --           --      1,375,000    1,375
   Conversion of long-term debt
     substantially from related parties   --         --       --           --         --           --      5,814,048    5,814
   Settlement of payables                 --         --       --           --         --           --        367,629      368
   Exchange for services and other assets --         --       --           --         --           --      2,682,500    2,683
   Shares issued for cash                 --         --       --           --         --           --        677,250      677

Adjustments of common stock
   Related parties                        --         --       --           --         --           --       (880,253)    (880)
   Conversion to Series  B  preferred     --         --       --           --         --           --    (12,550,000) (12,550)

Issuances of common stock options
   Application to deposit                 --         --       --           --         --           --            --        --
   Exchange for services                  --         --       --           --         --           --            --        --

Value of beneficial conversion feature
   on convertible debt                    --         --       --           --         --           --            --        --

Issuance of warrants on
   convertible debt                       --         --       --           --         --           --            --        --

Net loss                                  --         --       --           --         --           --            --        --
                                   ---------   --------  --------   ----------   --------   ----------   ----------   ---------
Balance at 12/31/03                1,881,366      1,881   945,992          946        --           --    23,379,916      23,380

   Settlement of debt and payables        --        --         --           --        --           --     1,599,682       1,600
   Antidilution and price protection      --        --     24,000           24        --           --     3,589,583       3,589
   Shares issued for cash                 --        --     46,875           47        --           --        70,000          70

   Settlement of debt and payables
       - rel. party                       --        --    516,968          516        --           --     3,331,803       3,332
   Antidilution and price protection
       - rel. party                       --        --    180,000          180        --           --       225,000         225
  Shares issued for cash-rel. party       --        --         --           --    750,000          750    1,500,000       1,500
   Exchange for services                  --        --         --           --        --            --       25,000          25
   Exchange for services-rel. party       --        --     47,383           48        --            --           --          --
   Conversion of minority interest        --        --         --           --        --            --      500,000         500
   Cancellation or redemption-rel. party  --        --         --           --        --            --   (1,168,266)     (1,169)

   Stock for settlement                   --        --         --           --        --            --      604,554         605

Issuance of warrants and options
   Exchange for services                  --        --         --           --        --            --      191,860         192

Value of beneficial conversion feature
   on convertible debt                    --        --         --           --        --            --           --          --

 Net loss
                                    ----------  ---------   ---------  ---------  ---------   ---------    ---------    --------

Balance at 12/31/04                  1,881,366  $  1,881    1,761,218   $   1,761   750,000   $     750   33,849,132   $  33,849
                                    ==========  =========   =========   ========= =========   =========   ==========   =========


The notes to the Consolidated Financial Statements are an integral part of these statements.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                        Common Stock Subscribed   Additional    Accumulated        Treasury Stock         Total
                                                    Paid-in       Deficit  --------------------------  Stockholders'
                        -----------------------     Capital                                               Equity
                                  Shares      Amount                                  Shares      Amount
--------------------------------------------------------------------------------------------------------------------

Balance at 1/01/03                     --        --  $ 16,459,455   $ (12,751,673)      5,000  $(12,828)  $   3,703,593

Issuance of preferred stock
   Series A preferred equity           --        --     1,879,485              --          --         --      1,881,366
   Series B preferred equity           --        --        11,604              --          --         --         12,550

Issuance of common stock
   Acquisition of businesses           --        --     1,515,638              --          --         --      1,516,786
   Acquisition of VWS                  --        --     1,888,650              --          --         --      1,890,000
   Acquisition of patents-rel. party   --        --     5,074,986              --          --         --      5,081,587
   Exercise of options for cash        --        --        63,920              --          --         --         64,000
   Compliance with debt
     settlement agreements             --        --       (1,744)              --          --         --             --
   Related parties in accordance
     with agreements                   --        --       (6,331)              --          --         --             --
   Lender in accordance with agreement --        --       (1,375)              --          --         --             --
   Conversion of  long-term debt
    substantially from related parties --        --    1,641,773               --          --         --      1,647,587
   Settlement of payables              --        --      365,640               --          --         --        366,008
   Exchange for services and
     other assets                      --        --      761,234               --          --         --        763,917
   Shares issued for cash              --        --      236,515               --          --         --        237,192

Adjustments of common stock
   Related parties                     --        --          880               --          --         --             --
   Conversion to  Series B  preferred  --        --           --               --          --         --        (12,550)

Issuances of common stock options
   Application to deposit              --        --        79,158              --          --         --         79,158
   Exchange for services               --        --       695,530              --          --         --        695,530

Value of beneficial conversion
   feature on convertible debt         --        --       340,000              --          --         --        340,000

Issuance of warrants on
   convertible debt                    --        --       500,413              --          --         --        500,413

Net loss                               --        --            --     (14,220,040)         --               (14,220,040)
                                ---------   -------     ---------     -----------     --------     -------   -----------
Balance at 12/31/03                    --        --    31,505,431     (26,971,713)       5,000     (12,828)    4,547,097

   Settlement of debt and payables     --        --       517,134              --          --         --        518,734
   Antidilution and price protection   --        --         1,555              --          --         --          5,168
   Shares issued for cash              --        --       259,883              --          --         --        260,000
   Settlement of debt and
     payables - rel. party             --        --     1,292,773              --          --         --      1,121,621
   Antidilution and price
     protection - related party        --        --          (405)             --          --         --             --
   Shares issued for cash
    - rel. party                 2,078,533   (175,000)   1,122,750             --          --         --      1,125,000
   Exchange for services               --        --          4,975             --          --         --          5,000
   Exchange for services -
      rel. party                       --        --         59,182             --          --         --         59,230
   Conversion of minority interest     --        --         40,950             --          --         --         41,450
   Cancellation or redemption -
     related party                     --        --       (104,403)            --     156,266    (50,926)      (156,498)

   Stock for settlement                --        --           (605)            --          --         --             --

Issuance of warrants and options
   Exchange for services               --        --        480,805             --          --         --        480,997

Value of beneficial conversion
  feature on convertible debt          --        --         98,000             --          --         --         98,000

Net loss                               --        --             --     (6,971,082)         --         --     (6,971,082)
                               ---------- ---------  ------------   --------------   ----------  ---------   -----------
Balance at 12/31/04            2,078,533  $(175,000) $ 35,278,025   $ (33,942,795)      161,266   $(63,754)  $1,134,717
                               ========== ==========  ============   =============   ==========  ==========  ===========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                              12/31/04       12/31/03
                                                                           ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..............................................................   $ (6,971,082)   $(14,220,040)
Adjustments to reconcile net loss to net cash
used in operating activities
   Write off of idle equipment/impairment loss on goodwill and patents       4,798,528      10,339,310
   Depreciation and amortization ......................................        551,548         782,828
   Amortization  of  deferred financing  costs ........................        722,873         613,664
   Amortization of debt discount ......................................        136,000         500,413
   Write off of deposits ..............................................        100,000
   Interest paid direct from lender ...................................         37,917            --
   Severance expense - related party ..................................        382,480            --
   Equity issued in exchange for services rendered ....................         64,182         695,530
   Forgiveness of accrued interest ....................................       (408,207)       (368,884)
   Provision for doubtful accounts ....................................         (5,569)         85,962
Gain on
sale of fixed assets ..................................................         (8,500)        (14,350)
   Gain on debt extinguishment ........................................        (82,316)           --
   Repayments to factor, net ..........................................        (11,772)     (1,341,758)
   Changes in assets and liabilities, net of acquisitions
     Accounts receivable ..............................................         24,690        (394,726)
Other receivables .....................................................           --            78,868
     Inventories ......................................................          4,007            --
     Prepaid expenses and other current assets ........................        (21,841)         19,522
     Accounts payable .................................................        279,881       1,229,734
Accrued expenses ......................................................        437,942        (218,521)
                                                                          ------------    ------------

       Net cash provided by (used in) operating activities ............         30,761      (2,212,448)
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Acquisition of businesses, net of cash acquired ....................           --          (237,729)
   Change in deposits
                                                                                (3,150)         41,205
   Additions to and acquisition of property, plant and equipment ......        (17,048)       (364,709)
   Proceeds from sale of fixed assets .................................          8,500          14,350
                                                                          ------------    ------------

       Net used in investing activities ...............................        (11,698)       (546,883)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Redemption of common stock .........................................       (100,000)           --
   Deferred financing costs incurred ..................................        (20,000)           --
   Repayment of short-term borrowings .................................       (287,494)           --
   Repayment of convertible debenture - AMRC ..........................        (20,000)           --
   Repayment of convertible debenture - Subordinate Loan ..............        (45,829)           --
   Repayment of long-term debt, net ...................................           --          (214,421)
   Purchase of treasury stock .........................................        (50,926)
   Repayment of officer loans, net ....................................       (185,893)        (19,677)
   Proceeds from long-term debt, net ..................................        478,036       2,760,825
   Proceeds from the exercise of stock options and sales of stock, net       1,380,000         301,200
   Repayment of capital leases ........................................       (160,022)        (39,925)
                                                                          ------------    ------------
       Net cash provided by financing activities ......................        987,872       1,446,244
                                                                          ------------    ------------
Increase in cash ......................................................      1,006,935          88,671

Cash at beginning of year .............................................         89,392             721
                                                                          ------------    ------------
Cash at end of year ...................................................   $  1,096,327    $     89,392
                                                                          ============    ============

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Veridium Corporation is a Delaware Corporation and through its subsidiaries ("we", "our", "us", "Veridium" or the "Company"), is an environmental management company providing a variety of services to a broad client base in both the private and public sectors with a specialization in the recycling and reuse of metal-bearing and chemical hazardous wastes. The Company's services include collection and transportation of industrial wastes, site remediation, and recycling of metal-bearing and chemical wastes. The Company's focus is to provide its clients with value-added, environmentally conscious and cost-effective hazardous waste management services based on its efficient managing of wastes and use of green technologies.

The Company was formed in 1984 as KBF Pollution Management, Inc. ("KPMI") and was merged with its wholly owned subsidiary, Veridium Corporation in 2003 after completing the acquisition of the former Environmental Services Division of R.M. Jones & Co., Inc. ("ESD"), Enviro-Safe, Corp. ("ESC"), and Metal Recovery Transportation, Corp., ("MRTC"). These acquisitions were completed to form a full service environmental company, operating throughout the New England, Northeast and Mid-Atlantic States.

We presently operate four service centers: our recycling facility and corporate headquarters in Paterson, New Jersey; our Part B permitted TSDF in Lowell, Massachusetts, our field service operation and administrative offices in Sandwich, Massachusetts; and our technical services center in Plainville, Connecticut.

Veridium operates through its subsidiary, Veridium Environmental Corporation ("VEC"). VEC, in turn, is the sole owner of (1) American Metals Recovery, Corp. ("AMRC"), our New Jersey recycling facility, (2) ESD, the sole owner of Jones Environmental Services (North East), Inc., our Massachusetts-based RCRA Part B TSD facility, (3) ESC, our field services company, and (4) MRTC, the holding company for our transportation company. All commercial activities are conducted through these subsidiaries.

2    GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that Veridium will continue as a going concern. Veridium incurred a loss of approximately $6.9 million during the year ended December 31, 2004, which included impairment and write-off charges of approximately $4.8 million. Veridium's loss before impairment charges and other non-cash items was approximately $2.1 million during the year ended December 31, 2004. Also, as of December 31, 2004, Veridium had its current liabilities exceeding current assets by approximately $2.2 million. These matters raise substantial doubt about Veridium's ability to continue as a going concern.

Management's plans include raising additional proceeds from debt and equity transactions to fund operations and to increase revenue and cut expenses to reduce the loss from operations. However, there can be no assurances that Veridium will be successful in this regard or will be able to eliminate both its working capital deficit and its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

3    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References to the "FASB", "SFAS" and "SAB" herein refer to the "Financial Accounting Standards Board," "Statements of Financial Accounting Standards," and the "SEC Staff Accounting Bulletin," respectively.

PRINCIPLES OF CONSOLIDATION

The  accompanying  consolidated  financial  statements  include all  accounts of
Veridium  Corporation  and  its  subsidiaries.   All  significant  inter-company
accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Revenue and related costs are recognized during the month wastes are collected from our customers at Veridium's permitted facilities. The cost associated with proper recycling or disposal of the materials is accrued at the time of sale. Revenue from metals recovered from treated waste are accrued when an actual statement is received from a smelter.

Veridium also ships material directly from a client location to a processing facility. The revenue is recognized the day of the shipment and accruals for costs are done monthly. Field services revenues and costs are recognized based upon the terms of the underlying contract as the services are rendered to the customer.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION (CONTINUED)

The basis of Veridium's recycling program produces a product that is acceptable to a secondary processor, primarily smelters. Smelters charge Veridium a processing fee and credit against this fee based on metal-bearing content. In most instances, the processing charge in conjunction with the cost of transportation to the smelter is greater than the metal-bearing credit. Therefore, Veridium's sales of commodities is insignificant and in accordance with EITF 02-16 is recorded as a decrease in cost of operations when a credit is received.

RECEIVABLES AND CREDIT CONCENTRATION

Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 90 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the oldest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects Veridium's best estimate of the amounts that may not be collected. This estimate is based on reviews of all balances in excess of 90 days from the invoice date. Based on this assessment of current credit worthiness, Veridium estimates the portion, if any, of the balance that will not be collected. Management also considers the need for additional general reserves and reviews its valuation allowance on a quarterly basis.

During 2003 the Company entered into a factoring arrangement with Prestige Capital Corporation ("PCC"), expiring November 2004, whereby the Company can sell pre-approved certain of its accounts receivable up to $3,500,000 at discounted amounts generally ranging from 3% to 7% of sold accounts receivable. As part of that agreement, the Company has secured these sales with equipment and is responsible to repurchase receivables which have not been collected by the factor (at the factors option) within the stated terms of the agreement.

Accounts receivable at December 31 are approximated as follows:

                                                                2004            2003
                                                            ---------------------------
Accounts receivable sold to factor ......................   $      --      $   604,000
Less: collections from accounts receivable sold to factor          --         (482,000)
                                                            -----------    -----------
Amounts due from factor .................................          --          122,000
Unfactored accounts receivable ..........................     2,534,000      1,953,000
Less: allowance for doubtful accounts ...................      (100,000)      (105,000)
                                                            -----------    -----------
Accounts receivable, net ................................   $ 2,434,000    $ 1,970,000
                                                            ===========    ===========

Because the Company surrendered control of those receivables transferred to the factor, such receivables were recorded as a sale in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

BANK AND RECEIVABLE CONCENTRATION

Veridium maintains cash balances with financial institutions that at times may exceed the limits insured by the Federal Deposit Insurance Corporation.

Veridium currently maintains a business relationship with a single customer with a receivable balance that represented 14% of the Company's total outstanding receivables at December 31, 2004. The Company monitors the credit worthiness of this customer to mitigate its credit risk exposure.

NET LOSS PER COMMON SHARE

Veridium computes its net income or loss per common share under the provisions of SFAS No. 128, "Earnings per Share", whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares if the effect is anti-dilutive. For the years ended December 31, 2004 and 2003, approximately 6,711,400 and 2,989,000 common stock equivalent shares arising from the assumed exercise of options, warrants and debt conversions were excluded from the computation of diluted net loss per share.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PROPERTY AND EQUIPMENT

Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the lease or their useful lives. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal, and repair and maintenance expenditures are expensed as incurred. Property, plant and equipment are stated at cost and include amounts capitalized under capital lease obligations. Expenditures for major renewals and improvements which extend the life or usefulness of the asset, are capitalized. Items of an ordinary repair or maintenance nature, are charged directly to operating expense as incurred. Once an asset has been completed and placed in service, it is transferred to the appropriate category and depreciation commences. Veridium leases certain equipment under capital lease obligations, which consist primarily of processing equipment, trucking equipment and laboratory equipment.

GOODWILL AND INTANGIBLE ASSETS

Veridium accounts for its goodwill and intangible assets pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology.

Intangibles with definite lives consist primarily of patents, which have useful lives and are subject to impairment testing in the event of certain indicators. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs paid to or warrants issued to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. Amortization expense related to these costs and discounts approximated $859,000 and $613,000 for the years ended December 31, 2004 and 2003, respectively.

RETIREMENT PLAN

Veridium maintains a retirement plan pursuant to Section 401(k) of the Internal Revenue Code for its employees. Veridium contributed approximately $5,200 and $5,000 during 2004 and 2003, respectively.

ENVIRONMENTAL LIABILITIES

Environmental  liabilities  include  accruals for the  estimates  of  Veridium's obligations associated with remedial environmental matters at Veridium's facilities and pending administrative matters assumed in Veridium's various acquisitions. Accruals are adjusted if and as further information relative to the underlying obligations develop or circumstances change.

INCOME TAXES

Income taxes are accounted for under the asset and liability method, whereby deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred income tax assets, which relate primarily to net operating loss carry-forwards, have been offset by a valuation allowance for the same amount for all financial statement periods presented and differences in the basis in property, equipment and intangible assets.

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

STOCK BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", using an intrinsic value approach to measure compensation expense, if any. Under this method, compensation expense is recorded on the grant date only if the current market price of the underlying stock exceeds its exercise price. Options and warrants issued to non-employees are accounted for in accordance with SFAS 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services" using a fair value approach.

SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, Veridium has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirement of SFAS No. 123 for employee issued options. No stock option based employee compensation costs are reflected in Veridium's net loss, as all options granted had an exercise price equal to or greater than the market value of Veridium's underlying common stock at the date of grant. Had Veridium elected to recognize compensation cost based on fair value of the stock and stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the service period of the underlying instrument and Veridium's net loss and net loss per common share would have decreased to the amounts indicated in the table below (which are not intended to be indicative of or a projection of future results):

                                                                   12/31/04         12/31/03
                                                                --------------------------------
Net loss .................................................       $ (6,971,082)   $(14,220,040)

Less: stock based employee compensation expense determined
under the fair value method for all awards ...............           (595,868)       (477,676)
                                                                 ------------    ------------
Pro forma net loss .......................................       $ (7,566,950)   $(14,697,716)
                                                                 ============    ============
Basic and diluted net loss per common share, as reported .       $      (0.26)   $      (0.93)
                                                                 ============    ============
Pro forma basic and diluted net loss per common share ....              (0.29)   $      (0.96)
                                                                 ============    ============


RECLASSIFICATIONS

During 2004, the Company discovered that approximately $1,030,000 of revenue and an offsetting adjustment to cost of revenues in the 2003 financial statements were improperly classified and have been corrected in the 2003 consolidated financial statements and have been reclassified to conform to the 2004 presentation.

FINANCIAL INSTRUMENTS

The carrying values of accounts receivable, other receivables, accounts payable, and accrued expenses approximate their fair values due to their short term maturities. The carrying values of Veridium's long-term debt and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt to the rates and terms of debt currently available to Veridium. It was not practical to estimate the fair value of the convertible debt due to the nature of these items.

SEGMENT INFORMATION

Veridium   operates  in  a  single  segment  as  a  full  service   provider  of
environmental services within the United States of America.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this statement.

In December 2004, the FASB issued FASB statement No. 153 ("SFAS 153"). SFAS 153 addresses accounting for non-monetary transactions. This statement is not anticipated to have a material effect on the Company's results of operations.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share Based Payment." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows". This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The revised SFAS No. 123 may have a material effect on the Company's results of operations but not on the Company's financial position.

4    PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:
                                                 2004           2003
                                            --------------------------
Land ....................................   $   275,000    $   275,000
Buildings ...............................       400,000        400,000
Machinery and equipment .................     1,348,750      1,185,270
Office equipment, computers and fixtures        351,909        232,193
Leasehold improvements ..................       302,553        223,423
Vehicles ................................       510,229        389,202
Construction in progress ................        95,109      1,643,076
                                            -----------    -----------
Total property and equipment ............     3,283,550      4,348,164

Accumulated depreciation and amortization      (931,031)      (577,785)
                                            -----------    -----------
Property and equipment, net .............   $ 2,352,519    $ 3,770,379
                                            ===========    ===========

Depreciation charged to operations, which includes amortization of assets under capital lease, was $353,246 and $229,142 for the years ended December 31, 2004 and 2003, respectively.

Due to market and economic factors, the Calciner equipment, which was to be used to process solids, included in construction in process at December 31, 2003 was written off in 2004. The project was never completed and a substantial investment would have been needed to move the project from pilot testing to operational status. In addition, market conditions have changed and alternate processors have been located to the point where the Calciner could not have been operated cost effectively.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5    ACQUISITIONS

Veridium follows SFAS No. 141, "Business Combinations." Under this standard, business acquisitions are accounted for under the purchase method and goodwill represents the excess of the purchase price of a business acquisition over the fair market value of the net assets acquired at the date of acquisition. The statement also requires the recognition of acquired intangible assets apart from goodwill if it arises from contractual and other legal rights. If an intangible does not arise from contractual or other legal rights, it shall be recognized as an asset apart from goodwill only if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged.

In connection with the completion of the acquisitions of ESD, ESC and MRTC in May 2003, Veridium recorded approximately $6,275,000 of goodwill, which is also deductible for income tax purposes. This acquisition provided Veridium with the assets to become a full service environmental management company. The following table summarizes the fair value of the assets acquired and liabilities assumed during 2003 for the acquisitions detailed above:

                                                                       ESD/ESC        MRTC
                                                                     ------------------------
Purchase Price :

Cash paid to sellers
   Cash paid from sale of  accounts receivable to factor ..........   $1,824,000   $     --
   Proceeds from long-term debt  paid direct to sellers ...........      468,000         --
   Cash payments to sellers including transaction costs of $205,000      256,000         --
                                                                      ----------   ----------
       Total cash payments to sellers .............................   $2,548,000   $     --

Fair value of debt issued to sellers, as adjusted per agreement ...   $2,017,000   $  370,000

Fair value of equity issued on date of acquisition,
including $675,000 (Note 9 - Other Related Party Transactions)          $1,515,000   $     --
                                                                      ----------   ----------
   In acquisition costs

Total Purchase Price ..............................................   $6,080,000   $  370,000

Fair value of net assets acquired
   Current assets .................................................   $1,878,000   $   10,000
   Property and equipment .........................................    1,129,000      124,000
   Permits and other intangible assets ............................      200,000       70,000
   Goodwill .......................................................    5,499,000      776,000
   Other Assets ...................................................        2,000         --
                                                                      ----------   ----------
     Total assets acquired ........................................   $8,708,000   $  980,000

Liabilities Assumed
     Current liabilities ..........................................   $1,925,000   $  183,000
 Long term debt ...................................................      703,000      427,000
                                                                      ----------   ----------
       Total  liabilities assumed .................................   $2,628,000   $  610,000

Veridium's consolidated results of operations are included herein as of the dates the above acquisitions were completed. The following unaudited pro-forma financial information provides an analysis of the Company's consolidated loss as if the consolidation of ESD, ESC and MRTC had occurred as of January 1, 2003.

                                                                          2003
                                                                    ------------
Gross revenue .................................................      $15,523,929
Net loss ......................................................      (14,033,818)
Basic net loss per common share ...............................      $     (0.93)
                                                                     ===========

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER BUSINESS ACQUISITIONS

In January 2003, KPMI issued 1,350,000 shares of common stock and closed on its acquisition of Vulcan Waste Systems, Inc. ("VWS"), from Kerns Manufacturing, Inc. ("Kerns"). With respect to this transaction, Veridium contends that Kerns failed to deliver compliant assets as required by the relevant acquisition agreement. This transaction is currently in litigation (see Note 10, Commitments and Contingencies, below) and during 2003 Veridium has written off $1,890,000, representing the assigned fair value of the assets acquired through this transaction as determined by the market value of the shares of KPMI common stock paid at the time of closing.

6    LONG-LIVED ASSETS

GOODWILL AND INTANGIBLE ASSETS

Amortizable, intangible assets at December 31, 2004 include the following:

                                        2004        2003
                                     -----------------------
Patents and technologies .........   $1,902,376   $3,727,089
Accumulated amortization .........      152,357      553,753
                                     ----------   ----------
     Patents and technologies, net   $1,750,019   $3,173,336
                                     ==========   ==========

Permits ..........................   $  309,913   $  327,609
Accumulated amortization .........       31,749       12,000
                                     ----------   ----------
     Permits, net ................   $  278,164   $  315,609
                                     ==========   ==========

Goodwill which is not subject to amortization at December 31, 2004 include the following:

                                       2004         2003
                                     -----------------------
Beginning balance, net ............  $6,274,762   $6,275,040

Impairment charge .................   2,254,000         --
                                      ----------  ----------

Ending balance, net ..............   $4,020,762   $6,275,040
                                     ==========   ==========

Veridium holds US patents relative to our technologies. Our patented and proprietary technologies are engineered to chemically and physically transform inorganic industrial wastes into commodities that can be returned to commerce. Our patents cover many of the processes by which this recycling is accomplished. We have designed our recycling operations to administer our patented and proprietary technologies. The last of these patents was issued on September 28,2004, and has a life of 21 years from that date. The useful life was determined to be a function of the term of the applicable patents.

Amortization expense of intangible assets for the years ending December 31, 2004 and 2003 were approximately $170,353 and $553,686 respectively. Future amortization for each of the years ending through December 31, 2009 approximates $48,000 annually.

In addition to annual amortization, Veridium tested its patents for impairment. Accordingly Veridium evaluated the fair value of its patent based on the estimated future cash flows related to the asset and recorded an impairment charge of approximately $1,271,000, in 2004 and $8,509,310 which has been separately identified in the statement of operations.

Veridium also completed their annual impairment test for goodwill. Veridium performed an impairment test by comparing the fair value of their reporting unit with the carrying value of the unit. As a result of impairment test, Veridium determined that there was an impairment adjustment necessary for Veridium's goodwill which amounted to $2,254,000 in 2004.The impairment charges were the result of the continued losses of the Company and the overall decline in the market capitalization of the Company.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7    FINANCING ARRANGEMENTS

The following is a summary of Veridium's financing arrangements as of December 31, 2004 and 2003:

                                                                         2004         2003
                                                                      -----------------------
Short-term borrowings .............................................   $  316,320   $   75,000
                                                                      ----------   ----------
Current maturities of long-term debt:
   Term financing .................................................      100,000      100,000
   Severance - related party ......................................      108,746         --
   Vehicle loans and other current obligations ....................       78,535       73,162
                                                                      ----------   ----------
     Total current maturities of long-term debt ...................   $  287,281   $  173,162

Current portion of convertible debentures:
   Laurus Master Fund, 9% convertible debenture, currently due ....    1,736,036         --
   AMRC debentures, 10% convertible debentures ....................         --        159,000
   CCS debenture, 12% convertible debentures, due May and July 2004         --        850,000
   Senior loan, variable interest rate convertible debenture ......         --      1,203,000
   Subordinate loan, 12% convertible debentures ...................         --        500,000
                                                                      ----------   ----------
     Total current portion of convertible debentures ..............   $1,736,036   $2,712,000

Long-term debt:
   Term financing .................................................      100,000      200,000
   Severance - related party ......................................      171,530         --
   Vehicle loans and other current obligations ....................      202,819      170,883
                                                                      ----------   ----------
     Total long-term debt, net of current maturities ..............   $  474,349   $  370,883

Convertible debt, net of current portion:
   Senior Loan, 10% rate convertible debenture, due March 2007 ....    1,000,000         --
   GCS debenture, 10% convertible debenture, due December 2008 ....    1,184,065    1,184,065
   Subordinate loan, 12% convertible debentures, due December 2008     1,547,500    1,517,000
                                                                      ----------   ----------
     Total convertible debentures, net of current maturities ......   $3,731,565   $2,701,065

The following chart is presented to assist the reader in analyzing Veridium's ability to fulfill its fixed debt service requirements of December 31, 2004 and Veridium's ability to meet such obligations:

Year                                                                    Amount

2005 ..............................................................   $2,339,637
2006 ..............................................................      271,697
2007 ..............................................................    1,082,974
2008 ..............................................................    2,773,460
2009 and thereafter ...............................................       77,783
                                                                      ----------
Total minimum payments due under current and long-term obligations .. $6,545,551
                                                                      ==========

SHORT TERM BORROWINGS:

Veridium has a variable interest rate, (6% at December 31, 2004), line of credit with a bank, which has an outstanding balance of $75,000 as of December 31, 2003, representing the entire line. The line matured on January 31, 2004 and was assumed by Viridis Capital, LLC, an affiliate of Kevin Kreisler, Chairman of the Board and converted by assigned to GreenShift Corporation ("GreenShift"), an affiliate of Kevin Kreisler, in December 2004 (see Note 12, Shareholders' Equity, below) The Company remains contingently liable under the debt arrangement if GreenShift fails to meets its obligation.

During the first quarter of 2004, Veridium entered into a number of unsecured term facilities with trade vendors for the outstanding accounts payable totaling about $700,000 with a maturity date of December 31, 2004, some of which bear interest at 6% per year. Approximately $416,000 of was paid on this financing during 2004, including $13,000 in interest. The balances of these agreements are in default and approximated $316,320 at December 31, 2004

TERM FINANCING

In May 2003, and in connection with its two acquisitions of ESD, Veridium assumed certain non-interest-bearing term financing, with an outstanding principal balance of $200,000 and $300,000 as of December 31, 2004 and 2003 respectively, payable in two equal installments March, 2005 and 2006. The obligation continues to be secured by a first mortgage interest in Veridium's Lowell, MA property.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7    FINANCING ARRANGEMENTS (continued)

AMRC DEBENTURES

These instruments, executed in December 2002 through December 2003, were 10% convertible debentures that were due on the first anniversary of each such debenture. The debentures were generally convertible at $1.00 per common share, with default provisions entitling the holder to penalty shares for the amount in default at $0.20 per share. One of these debentures for $50,000, which became due in January 2004, was issued to Veridium's former chief financial officer. The principal and accrued interest on this debenture was converted as of December 31, 2004 into 234,126 shares of common stock and a ten year option to purchase 100,000 shares of common stock in Veridium at $0.50 per share. The remaining AMRC Debentures, in the approximate amount of $105,000, were purchased and converted by Viridis Capital, LLC, an affiliate of Kevin Kreisler, and assigned to GreenShift an affiliate of Kevin Kreisler, in December 2004 (see
Note 12, Shareholders' Equity, below).

CCS DEBENTURES

In May 2003, Veridium issued $850,000 in subordinate convertible debentures to three institutional investors (the "CCS Debenture") bearing interest at 12% per year. The CCS Debentures were initially secured by Kevin Kreisler's and certain related parties' common stock. The principal of the CCS Debentures and all accrued interest were convertible into common stock of Veridium at the rate of $0.60 per share. The CCS Debentures were in default during 2003 and 2004 and, as a result, Veridium had accrued an increase in the interest rate to 25% per annum and penalties aggregating 4% per month from the date of the corresponding default. In addition, in connection with these debt agreements, Veridium issued stock purchase warrants as described in the Stockholders' Equity footnote, below. $250,000 of the principal of the CCS Debentures was redeemed in March 2004 in connection with the Laurus Financing. The balance remaining on the CCS Debenture including all principal, accrued interest, fees and penalties in the amount of $755,202 was purchased and converted into common and preferred Viridis Capital, LLC, an affiliate of Kevin Kreisler, and assigned to GreenShift an affiliate of Kevin Kreisler, in December 2004 (see Note 12, Shareholders Equity, below).

SENIOR LOAN

On December 19, 2003, Veridium closed on the first installment of the Senior Loan with GCS Investments, LLC ("GCS"). The Senior Loan is structured as a term loan with a principal of $1.0 million that matures and renews annually, and bears interest at 10% per year. Payments are of interest only and are payable monthly. The Senior Loan is secured by a priority position on substantially all of Veridium's assets. Conditions precedent of this financing included the conversion of the majority of Veridium's pre-consolidation debt and other liabilities into various forms of equity, including all obligations due to Veridium's officers and its related parties for loans extended to Veridium, deferred salaries, price-protection agreements in relation to previous loans and deferred salaries and any other and all liabilities due to Veridium's officers and related parties. Additionally required were cash-based management contributions, the unconditional personal guarantee of Veridium's chairman, Kevin Kreisler, and the conversion by GCS' affiliate of $1.184 million in debt into the GCS Debenture (see below). The Senior Loan is convertible into common stock of Veridium at 100% of market at the time of any such conversion. GCS additionally received detachable warrants to purchase 500,000 shares of common stock that are exercisable at $0.40 per share and expire on December 19, 2008. Veridium received $1.2 million of the funds under the Senior Loan in 2003 and the balance of $0.3 million in January 2004. The Senior Loan was modified in March 2004 in connection with the Laurus Financing. Approximately four months of interest under this loan and the Subordinate Loan (see below) in the amount of $42,500 was purchased and converted by Viridis Capital, LLC, an affiliate of Kevin Kreisler, and assigned to GreenShift an affiliate of Kevin Kreisler, in December 2004 (see Note 12, Shareholders' Equity, below).

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7    FINANCING ARRANGEMENTS (continued)

SUBORDINATE LOAN

In November and December 2003, Veridium's various outstanding notes issued in connection with the purchase of the Environmental Services Division of R.M. Jones & Co., Inc. ("Jones") were consolidated and adjusted in compliance with the provisions of such notes into the Subordinate Loan with a principal balance of $1,547,500 million. This loan bears interest at the rate of 12% per year, payable quarterly. The principal of the loan is payable in four installments:
April 30, 2004, April 30, 2005, November 30, 2005, and April 30, 2006. This note is secured by the stock of two of Veridium's subsidiaries: JES-LLC and ESC, and is convertible into common stock of Veridium at 100% of market at the time of any such conversion. The Subordinate Loan was acquired by GCS in March 2004 in connection with the Laurus Financing. Approximately four months of interest under this loan and the Senior Loan (see above) in the amount of $57,931 was purchased and converted by Viridis Capital, LLC, an affiliate of Kevin Kreisler, and assigned to GreenShift another affiliate of Kevin Kreisler, in December 2004 (see Note 12, Shareholders' Equity, below).

GCS DEBENTURE

In December 2003, and in connection with the requirements of the Senior Loan, GCS' affiliates converted $1.184 million in debt into convertible preferred securities of Veridium (the "GCS Debenture"). This instrument is to be paid at a rate equal to 2% of Veridium's gross annual revenue on a quarterly basis, provided that such payments, together with the interest payments paid to GCS on the Senior Loan, do not exceed 30% of Veridium's EBITDA for such year. These payments shall continue to be made until the sum of all such payments is equal to $1,184 million, at which time this instrument will automatically convert into 30,000 shares of Subsidiary Preferred. Equity (see Note 8, Minority Interest, below). During 2004, Veridium accrued $76,000 interest under this debenture.

LAURUS MASTER FUND

On March 31, 2004, Veridium closed on a revolving fixed price convertible facility in the amount of $1.75 million with the Laurus Master Fund (the "Laurus Financing"). Structured like a standard receivables based line of credit, this facility carries interest at prime plus 5%, subject to a floor of 9%, and a term of three years. This debt can be converted into equity at a fixed conversion price equal to $0.43 per share. The proceeds of the Laurus Financing were used to complete Veridium's recapitalization process and to stimulate increased cash flows from operations. Specifically, these proceeds were used to (a) repurchase receivables sold under a factoring agreement ($0.5 million), (b) payment on the Subordinate Loan for $0.5 million, and (c) pay down the CCS Debenture by $0.25 million. Simultaneously with the closing of this financing, Veridium additionally paid $0.5 million of the Subordinate Loan in the form restricted common stock (1.25 million shares) and assigned GCS the balance of the Subordinate Loan, $1.517 million, in return for a reduction of the Senior Loan of $0.5 million. Veridium is currently in default of this agreement due to its failure to register certain stock and debentures.

8    MINORITY INTEREST

As a condition precedent to Veridium's closing of the Senior Loan, Veridium's pre-consolidation New World Recycling ("NWR") notes totaling $925,000 ("the NWR Debt") were, on December 19, 2003, converted into 92,500 shares of a non-voting class of preferred equity in Veridium's American Metals Recovery, Corp. ("AMRC") subsidiary, the Subsidiary Preferred Equity, with a par value of $0.001. Subsidiary Preferred Equity holders will receive a quarterly dividend ranging from 3% to 5% of AMRC's annualized revenue, limited to 30% of AMRC's operating income. The shares may not be liquidated or transferred. Shares of Subsidiary Preferred Equity may be redeemed by Veridium with shares of Veridium's common stock based upon the then-current market conditions at the time of any such redemption. There is no expiration date associated with Veridium's redemption option. In December 2004, $100,000 of the Minority Interest was converted into 500,000 shares of Veridium's common stock and a five-year option to purchase 250,000 shares of Veridium's common stock at $0.10 per share.

9    RELATED PARTY TRANSACTIONS

In addition to those related party transactions disclosed above in Note 7, Financing Arrangements, and below in Note 12, Stockholders' Equity, the Company had the following significant related party transactions during the periods reported in the financial statements:

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9    RELATED PARTY TRANSACTIONS (continued)

CERTAIN INVESTMENTS RECEIVED DURING 2004

On  December  22,  2004,  the  Company  closed on the sale of equity to  Viridis
Capital, LLC, an affiliate of Kevin Kreisler, and assigned to GreenShift Corporation ("Greenshift") another affiliate of Kevin Kreisler, the Company's chairman, relative to purchase and conversion of (a) $755,202 of principal, accrued interest, fees and penalties under the CCS Debentures, (b) the AMRC Debentures in the approximate amount of $104,491, (c) short term borrowings of $75,000, and (d) interest due on the Senior Loan and Subordinate Loan of $100,431 (see Note 7, Financing Arrangements, above). Viridis assigned its rights on this transaction to GreenShift, another affiliate of Kevin Kreisler, contemporarily with closing. In consideration of these amounts, the Company issued to GreenShift 516,968 shares of the Company's Series B Preferred Stock, 1,960,954 shares of the Company's common stock and an option to purchase an additional 187,500 shares of the Company's Series B Stock per share. Shares of Series B Preferred Stock cannot be converted into common stock until December 31, 2005 in the absence of a change of control or other merger or acquisition event. Each share of Series B Preferred Stock may be converted by the holder into twenty-five shares of common stock. There is no expiration date associated with the conversion option. At all times prior to conversion, each share of Series B Preferred Stock has the equivalent voting power of twenty-five shares of the Company's common stock. Each share of Series B Preferred Stock entitles its holder to receive cumulative annual cash or stock dividends as defined in the relevant Certificate of Designations (see Note 12, Stockholders' Equity, below).

On December 30, 2004, the Company closed on a $1.5 million sale of equity to GreenShift, an affiliate of Kevin Kreisler. In consideration of $1,500,000, less $200,000 in costs associated with the transaction, the Company issued to GreenShift 750,000 shares of the Company's Series C preferred stock, 1,500,000 shares of the Company's common stock and an option to purchase an additional 375,000 shares of the Company's Series C Preferred Stock for $4.00 per share. The Series C Preferred Stock acquired by GreenShift may not be converted into common stock until December 31, 2006, in the absence of a change of control or other merger or acquisition event. Each share of Series C Preferred Stock may then be converted into twenty-five shares of common stock, subject to certain anti-dilution and price-protection adjustments that are specified in the Certificate of Designations of the Series C Preferred Stock. There is no expiration date associated with the conversion option. At all times prior to conversion, each share of Series C Preferred Stock has voting power equivalent to twenty-five shares of the Company's common stock. Each share of Series C Preferred Stock entitles its holder to receive cumulative annual cash or stock dividends on a pro rated basis with holders of the Company's common stock. Also, as a result of this transaction, 175,000 of Common Stock subscription was created and still outstanding as of December 31, 2004. The entire cash amount of $175,000 was received on February 28, 2005. (see Note 12, Stockholders' Equity, below).

TRANSACTIONS RELATING TO THE CLOSING OF THE SENIOR LOAN IN DECEMBER 2003

In November 2003, and in connection with a required management contribution of the Senior Loan, Kevin Kreisler purchased 416,667 shares of restricted common stock in the Company for $133,333, and Lawrence Kreisler purchased 208,333 shares of restricted common stock in the Company for $66,667.

During 2003, the Company completed its acquisition of MRTC from Lawrence Kreisler, a former employee and officer of the Company, for debt totaling approximately $370,000 (the "MRTC Debt"), plus the assumption of MRTC's various liabilities totaling $410,977. On December 16, 2003, and in connection with the requirements of the Company's closing of the Senior Loan, Lawrence Kreisler, former Vice Chairman converted the assumed MRTC liabilities of $410,977 into 1,400,000 shares of common stock in the Company. Simultaneously on December 16, 2003, Kevin Kreisler purchased the MRTC Debt of $370,000 from Lawrence Kreisler and converted it into 1,409,524 shares of common stock of the Company.

On December 16, 2003, and in connection with the requirements of the Company's closing of the Senior Loan, Kevin Kreisler also at this time converted all outstanding officer loans and deferred salaries from the current fiscal year, the Company's price-protection obligations in relation to deferred salaries and officer loans from prior periods previously paid with equity but for which additional equity was due, and other amounts due under the terms of Kevin
Kreisler's employment agreement into 3,131,222 shares of common stock in the Company. Additionally, Kevin Kreisler purchased other liabilities of the Company totaling $160,000 and converted these liabilities into 609,524 shares of common stock in the Company.

On December 16, 2003, and as a condition of the Company's closing of the Senior Loan, James Green, President & CEO converted the Company's outstanding redemption and price-protection obligations relating to its May 2, 2003, acquisition of ESC into 3.3 million shares of common stock in the Company. Future redemptions are to be made on the basis of the

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9    RELATED PARTY TRANSACTIONS (CONTINUED)

market price of the Company's common stock at the time of any such redemption. All other terms and conditions of the ESC acquisition agreement remain in effect. In November 2003, and in connection with a required management contribution of the Senior Loan, the Company's President, James Green, retired 92,500 shares of common stock.

CONVERSION AND LOCK-UP OF CERTAIN AFFILIATE HOLDINGS RELATING TO THE CLOSING OF THE SENIOR LOAN IN DECEMBER 2003

In December 2003, Kevin Kreisler, James Green, Richard Krablin, Stephen Lewen, James Hanrahan, a former board member, and immediate family members of Kevin Kreisler converted 12,550,000 shares of Common Stock into 945,992 shares of Series B Preferred Stock in connection with the closing of the Senior Loan. Shares of Series B Preferred Stock cannot be converted into common stock until December 31, 2005 in the absence of a change of control or other merger or acquisition event. Each share of Series B Preferred Stock may be converted by the holder into twenty-five shares of common stock. There is no expiration date associated with the conversion option. At all times prior to conversion, each share of Series B Preferred Stock has the equivalent voting power of twenty-five shares of the Company's common stock. Each share of Series B Preferred Stock entitles its holder to receive cumulative annual cash or stock dividends as defined in the agreement (see Note 12, Stockholders' Equity, below). The shares of Common Stock that were converted into Series B Preferred Stock were contemporaneously recorded on the Company's books and records as cancelled.

ACQUISITION OF TECHNOLOGIES

In November 1997, the Company, upon ratification by its shareholders, executed its License Agreement with Lawrence Kreisler. Pursuant to this agreement, Lawrence Kreisler had granted the Company an exclusive license to his patent rights and the technologies upon which the Company was founded. Lawrence Kreisler was to receive royalty-fees under the License Agreement that were based on a per gallon rate which differed according to the type and quantity of material processed. This License Agreement carried a minimum 15-year term with an evergreen renewal provision. During 2003, the Company completed its 2001 agreement to buy-out the 1997 License Agreement and acquire the underlying patents for a total of $12.15 million. The purchase price was based on an independent valuation of the technologies and a discount to the royalties payable. The final payment of the buy-out was made in 2003 in the form of 6,601,373 shares of common stock and 1,881,366 shares Series A Preferred Stock that were issued to Lawrence Kreisler and his assigns (see Note 12, Stockholders' Equity, below).

OTHER RELATED PARTY TRANSACTIONS

During 2004 and 2003, the Company utilized the services of Candent Corporation for development and administration of its various management information systems. Candent is majority-owned by Kevin Kreisler's spouse. Such services approximated $87,000 and $150,000 for 2004 and 2003, respectively.

During 2003, the Company borrowed $251,000 from officers for general working capital purposes which amounts were repaid during 2003 in cash.

During the second quarter of 2003, the Company issued 750,000 shares of restricted common stock with an approximate fair value of $675,000 (see Note 5 Acquisition above) to a former director for services related to the Company's 2003 business acquisitions.

During 2003, the Company borrowed $517,500 from an immediate family member of Kevin Kreisler at an interest rate of 2% per year and an initial stated term of 5 years. This debt was converted in 2003 into 647,500 shares of common stock (see Note 12, Stockholders' Equity, below).

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10    COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

During 2004, Veridium was party to certain material employment agreements with its Chief Executive Officer, President and Chief Operational Officer and Chief Compliance Officer. Each of these agreements call for an annual base salary of $150,000, reimbursement of business expenses, use of a Company automobile, periodic bonuses, and participation in any employee benefits provided to all employees of Veridium.

OPERATING LEASES

Veridium maintains its recycling operations and corporate offices at its facility located in Paterson, New Jersey, its technical services offices located in Plainville, Connecticut, and it's Field Services and administrative offices in Sandwich, Massachusetts. The Paterson lease terms, which include a purchase option and provide for the base rent to be paid monthly over five years commencing December 2003. The Plainville lease is year to year payable in the amount of $1,633 per month. The EnviroSafe lease is a five-year term with a five-year option with a monthly payment of $1,575. The lease obligations are as follows:

Year                                                            Operating Leases
--------------------------------------------------------------------------------
2005 .............................................................  $    252,000
2006 .............................................................       242,400
2007 .............................................................       242,400
2008 .............................................................       242,400
2009 .............................................................         6,300
Thereafter .......................................................            --
                                                                     -----------
   Total minimum lease payments ..................................  $    985,500

In December 2002, Veridium entered into discussions with its landlord to exercise its option under their lease agreement to purchase the building they currently occupy as well as the property adjacent to their current building. In conjunction with these discussions, $100,000 is held in escrow by Veridium's attorney and is included in deposits as of December 31, 2003. In 2004 Veridium did not exercise its option to purchase the building. Management does not plan to exercise this option in 2005 and the deposit will be forfeited in that year. Accordingly, the deposit has been expensed in December 2004.

Veridium is also liable for its pro rated portion of real estate taxes. Rent expenses, including real estate taxes, were approximately $316,291 and $256,000 for 2004 and 2003, respectively.

CAPITAL LEASES

Veridium is obligated under capital leases for machinery and equipment and office equipment, computers and fixtures that expire in three to five years, and bear interest ranging from 6% to 14%. The following is a summary of future minimum payments under capital leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2004:

Year                                                              Capital Leases
--------------------------------------------------------------------------------
2005 ...............................................................    $136,416
2006 ...............................................................      29,583
Thereafter .........................................................         --
                                                                       --------
   Total minimum lease payments ....................................     165,999

Less imputed interest at interest rates ranging from 6.0% to 14.0%..      11,136
                                                                        --------
   Present value of future minimum lease payments ..................     154,863

Less: current portion of capitalized lease obligations .............     124,686
                                                                        --------
Long-term capitalized lease obligations ............................    $ 30,177
                                                                        ========

Assets capitalized under the above leases and included in property and equipment are as follows:

                                                            2004          2003
                                                        ------------------------
Equipment ...........................................    $  394,000   $  394,000
Less: accumulated amortization ......................       208,547      162,000
                                                         ----------   ----------
     Equipment under capital leases, net ............       185,453      232,000

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10    COMMITMENTS AND CONTINGENCIES  (continued)

LEGAL PROCEEDINGS

Veridium is party to the matter entitled Kerns Manufacturing Corp. v. KBF Pollution Management Inc. The action was filed in the Supreme Court of the State of New York, August 14, 2003. The verified complaint seeks performance of certain agreements between the plaintiffs and KPMI and VEC, plus attorney's fees and costs. The matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time. This matter relates to the acquisition of Vulcan Waste Systems, Inc. from Kerns Manufacturing Corp. and the breach by Kerns of the terms and conditions of the relevant acquisition agreement. Veridium incurred a loss in December 31, 2003 on its write-off of $1,890,000 of idle equipment connected to this transaction. 1,350,000 shares of restricted common stock related to the Vulcan acquisition remain outstanding which shares Veridium is seeking to have cancelled. Veridium is currently pursuing the reversal of this acquisition and seeking the return of the common stock issued.

Veridium is party to a matter entitled Stern & Co. v. Veridium Corporation. The action was filed in the United State District Court for the Southern District of New York on February 2, 2005. The Complaint seeks compensatory damages of approximately $150,000, interest, attorney's fees and costs for breach of contract. The matter is ongoing and we are therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time.

Veridium assumed and is party to various material administrative compliance proceedings for which Veridium has accrued $414,336 in potential expenses. Veridium is also involved in various collection matters for which vendors are seeking payment for services rendered and goods provided. These collection matters total $150,000.

OTHER CONTINGENCIES

Veridium is subject to various regulatory requirements, including the procurement of requisite licenses and permits at its facilities. These licenses and permits without which Veridium's operations would be adversely affected are subject to periodic renewal. Veridium anticipates that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility's operations are in compliance with the applicable regulatory requirements.

Per FASB 143, Veridium has established a remediation accrual for the closure of its leased hazardous waste recycling and storage facility located at One Jasper Street in Paterson, NJ. The closure associated with these estimates are based on and represent costs that would be incurred by a third party being retained to conduct the closure. This amount was determined to be approximately $108,000 as of December 31, 2004.

Under Veridium's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $15,000. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

Viridis Capital, LLC, an affiliate of Kevin Kreisler, purchased a $75,000 debt payable to Lakeland Bank and assigned this debt to GreenShift, another affiliate of Kevin Kreisler. Lakeland Bank has not released Veridium of this debt obligation.

The Company has failed to comply with certain registration requirements for stock issued to certain debt holders.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11    INCOME TAXES

Veridium has incurred losses, which have generated net operating loss carryforwards for Veridium. As of December 31, 2004. These loss carryforwards are subject to limitation in future years should certain ownership changes occur. For the years ended December 31, 2004 and 2003, Veridium's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded. The provision for income taxes for the years ended December 31, 2004 and 2003 consisted of state income tax provisions. Deferred tax assets are as follows:

                                                 2004             2003
                                            ----------------------------
Deferred Tax Assets:
Net operating loss carryforwards ........   $  4,169,000    $  3,883,000
Allowance for doubtful accounts .........         39,000          35,000
Severance ...............................        104,000              --
Property, equipment and intangible assets      6,092,000       4,400,000
                                            ------------    ------------
Total deferred tax assets ...............     10,404,000       8,318,000
Less: Valuation allowance ...............    (10,404,000)     (8,318,000)
                                            ------------    ------------
Net deferred tax assets .................   $       --      $       --
                                            ============    ============

Veridium  has  federal  and  state  net   operating   loss   carry-forwards   of
approximately $11,267,000 which expire through December 31, 2024.

12    STOCKHOLDERS' EQUITY

REVERSE STOCK-SPLIT AND REINCORPORATION MERGER

In September 2003, with the approval of Veridium's shareholders, Veridium completed a twenty to one reverse stock-split and reincorporation merger with its wholly-owned subsidiary, Veridium Corporation (see Note 1, Description of Business and Basis of Presentation, above). Shares of common stock referred to herein are of Veridium and, where relevant, have been converted into the equivalent number of shares of Veridium on a twenty to one basis, and the par value of Veridium's post-merger shares is $0.001 per share as compared to $0.00001 for the pre-merger shares.

AUTHORIZATION

In September 2003, Veridium's shareholders authorized the issuance of up to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2004, the Company did not have sufficient shares of common stock authorized to accommodate conversion of all outstanding shares of preferred stock.

ANTI-DILUTION AND PRICE PROTECTION AGREEMENTS

During 2003, in consideration for certain equity transactions, one lender, various vendors and stockholders, and Kevin Kreisler received price protection benefits and/or anti-dilution coverage as part of their equity instruments. As a result of these agreements, the Company was required to issue approximately 4.5 million shares and 4.9 million shares common stock during 2004 and 2003 respectively, for no consideration. In connection with the issuance of these shares, the Company has adjusted the par value and paid in capital.

At December 31, 2004, GCS Investments, LLC ("GCS") one of the Company's creditors, has an anti-dilution agreement in place to maintain its current ownership percentage of common stock at 4.95% of the issued and outstanding common stock. During 2004 and 2003, GCS Investments received -0- and 825,000 shares, respectively, pursuant to this agreement. As of December 31, 2004, no additional shares were due under this agreement, but additional shares may be due under this agreement upon any conversion of the Company's various debentures with GCS and Laurus Master Fund, or in the event that the Company's preferred share are converted into common stock. In connection with the issuance of these shares, the Company has adjusted the par value and paid in capital.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12    STOCKHOLDERS' EQUITY (continued)

ANTI-DILUTION AND PRICE PROTECTION AGREEMENTS (continued)

GreenShift Corporation ("GreenShift"), an affiliate of Kevin Kreisler, has an anti-dilution agreement in place to maintain its ownership percentage (relative to the acquisition by GreenShift of 750,000 shares of the Company's Series C Preferred Stock for $1.5 million in December 2004) at about 25% of the outstanding capital stock of the Company; the terms of the December 2004 GreenShift investment also provide for price protection in the amount of $1.5 million. Mr. Kreisler additionally has price protection rights relative to his purchase and conversion into restricted preferred stock of approximately $1.0 million of the Company's debt in December 2004. As of December 31, 2004, no additional shares were due under these agreements.

ANTI-DILUTION AND PRICE PROTECTION AGREEMENTS (continued)

James Green has an anti-dilution agreement in place to maintain his ownership percentage at 10% of the outstanding capital stock of the Company until December 31, 2005. Mr. Green additionally has price protection rights relative to the Company's May 2003 acquisition from Mr. Green of EnviroSafe Corp., in the approximate amount of $333,000. During 2004 and 2003, Mr. Green received 180,000 shares of the Company's Series B Preferred Stock and 3.6 million shares of the Company's common stock, respectively, pursuant to these agreements. As of December 31, 2004, no additional shares were due under these agreements. In connection with the issuance of these shares, the Company has adjusted the par value and paid in capital.

Richard Krablin has an anti-dilution agreement in place to maintain his ownership percentage at 3% of the outstanding capital stock of the Company. During 2004 and 2003, Mr. Krablin received 47,383 shares of the Company's Series B Preferred Stock and 245,000 of the Company's common stock, respectively, pursuant to this agreement. As of December 31, 2004, no additional shares were due under this agreement. In connection with the issuance of these shares, the Company has adjusted the par value and paid in capital.

RM Jones & Co., Inc. ("Jones") was provided with price-protection rights relative to the Company's various acquisition agreements with Jones. The price protection agreement was terminated in January 2005 after the Company redeemed the equity due under the relevant agreement for about $260,000 in cash.

In addition to the agreements detailed above, nine shareholders had price protection agreements totaling about $485,000 as of December 31, 2004, corresponding to an expected additional 4,850,000 shares of common stock. This amount depends on a variety of factors including market price for the Company's common stock and whether any cash payments are made. Five of these agreements were terminated in the first quarter 2005 (see Note 14, Subsequent Events below).

STOCK OPTIONS AND WARRANTS

During 2003, in connection with certain convertible debt agreements, Veridium recorded an adjustment to paid in capital of approximately $500,000 for the fair value, (as determined by the Black Scholes method), of issued warrants to purchase 1,325,000 shares, net of cancellations and forfeit shares, of common stock with an exercise price of $0.60 per share. These warrants expired December 31, 2004.

In connection with Veridium's completion of the Laurus Financing (see Note 7, Financing Arrangements, above), Veridium issued Laurus seven-year detachable warrants to purchase shares of Veridium's common stock as follows: 450,000 shares at $0.49, 400,000 shares at $0.54, and 250,000 shares at $0.58.
Additionally, and in further connection with the Laurus Financing, Veridium issued an additional 250,000 warrants at an exercise price of $0.50 per share to the holders of the CCS Debentures (see Note 7, Financing Arrangements, above). The Company recorded a black scholes value for these warrants of $310,305.

During 2004, Veridium issued options to purchase Veridium's common stock to various individuals as follows: 1,750,000 five year options exercisable at $0.12 per share were purchased for $100,000; 1,000,000 five year options exercisable at $0.20 per share were issued to an accredited investor incidental to an investment transaction (see below); 250,000 five year options exercisable at $0.05 per share were issued to GCS Investments relative to the renewal of GCS' Senior Loan to Veridium; 258,900 five year options exercisable at $0.05 per share were issued to the Company's independent directors; 500,000 five year options exercisable at $0.10 per share were issued to the former holders of Veridium's Minority Interest (see Note 8, Minority Interest, above); 775,000 five year options exercisable at $0.50 per share were accrued pending final conversion of Veridium's Minority Interest by all remaining Minority Interest investors; 1,770,000 five year options exercisable at $0.05 per share were issued to a number of employees; 100,000 five year options exercisable at $0.50 per share were issued to a former holder of Veridium's AMRC Debentures (see Note 7, Financing Transactions, above); 225,000 five year options exercisable into Veridium's Series B Preferred Stock at $1.25 per share were issued to three employees; and, 187,500 five year options exercisable into Veridium's Series B Preferred Stock at $4.00 per share, and 375,000 five year options

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTIONS AND WARRANTS

exercisable into Veridium's Series C Preferred Stock at $4.00 per share were issued to GreenShift Corporation relative to its December 2004 investment transactions (see below).

STOCK OPTION AND ISSUANCE PLANS

In September 2003, the Company's shareholders approved the Company's 2003 Stock Option/Stock Issuance Plan (the "Plan"). The Plan consists of two separate equity programs: (i) the Discretionary Option Grant Program and (ii) the Stock Issuance Program. An aggregate of 5,322,652 shares of Common Stock are reserved for issuance over the term of the Plan. In addition, the number of shares of Common Stock reserved for issuance under the Plan automatically increases on the first trading day of January each calendar year, by an amount equal to eight percent (8%) of the total number of shares of Common Stock outstanding on the last trading day in December of the preceding calendar year. Shares subject to any outstanding options under the Plan which expire or otherwise terminate prior to exercise will be available for subsequent issuance. However, any shares subject to stock appreciation rights exercised under the Plan will not be available for reissuance. Should the exercise price of an option under the Plan be paid with shares of Common Stock or should shares of Common Stock otherwise issuable under the Plan be withheld in satisfaction of the withholding taxes incurred in connection with the exercise of an option or the vesting of a stock issuance under the Plan, then the number of shares of Common Stock available for issuance under the Plan will be reduced only by the gross number of shares for which the option is exercised or which vest under the stock issuance and not by the net number of shares of Common Stock issued to the holder of such option or stock issuance. The Company's officers and employees, non-employee Board members and independent consultants in the Company's service or the service of the Company's subsidiaries (whether now existing or subsequently established) are eligible to participate in the Plan. The fair market value per share of Common Stock on any relevant date under the Plan will be deemed to be equal to the closing bid price per share on that date. Options granted under the Plan may be either incentive stock options which satisfy the requirements of Section 422 of the Internal Revenue Code or non-statutory options which are not intended to meet such requirements.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12    STOCKHOLDERS' EQUITY (continued)

SUPPLEMENTAL DISCLOSURE FOR STOCK-BASED COMPENSATION

Veridium applies APB Opinion No. 25 and related Interpretations in accounting for its Plans and the analogous plans of Veridium. SFAS No. 123, "Accounting for Stock-Based Compensation", defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Veridium elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options. Activity under the Plan and issuances of warrants to non employees for the years ended December 31, 2004 and 2003 is as follows:

                                                                       Number of Shares       Weighted Average
                                                                                                Exercise Price
                                                                      ----------------------------------------------
Outstanding at December 31, 2002                                                1,092,798     $        2.00
   Granted at fair value                                                       12,245,206              0.60
   Forfeited                                                                   (2,830,104)             0.63
   Exercised                                                                   (6,693,873)             0.68
                                                                              ----------       -------------
Outstanding at December 31, 2003                                                3,814,027     $        0.88
   Granted at fair value                                                        8,953,900              0.60
   Forfeited                                                                   (2,930,000)             0.63
   Exercised                                                                           (-)                -
                                                                               ----------     -------------
Outstanding at December 31, 2004                                                9,700,427     $        0.47

Summarized information about Veridium's stock options and warrants outstanding at December 31, 2003 is as follows:

   Range of Exercise Prices        Number of       Weighted       Weighted                 Exercisable
                                                   Average
                                                  Remaining
                                    Options      Contractual      Average
                                  Outstanding        Life      Exercise Price
--------------------------------------------------------------------------------------------------------------------
                                                                              Number of Options  Weighted Average
                                                                                                  Exercise Price
--------------------------------------------------------------------------------------------------------------------
$0.40 to $0.99                        3,067,500           8.68           0.57         1,550,000                0.54
$1.00 to $8.00                          746,527           4.89           2.39           746,527                2.39
                                        -------                                         -------
                                      3,814,027                                       2,296,527

Summarized information about Veridium's stock options and warrants outstanding at December 31, 2004 is as follows:

                                                   Weighted                                Exercisable
                                                   Average
    Range of Exercise Prices       Number of      Remaining       Weighted
                                    Options      Contractual       Average
                                  Outstanding        Life      Exercise Price
--------------------------------------------------------------------------------------------------------------------
                                                                               Number of Options  Weighted Average
                                                                                                   Exercise Price
--------------------------------------------------------------------------------------------------------------------
$0.40 to $0.99                        8,953,900           5.90            0.27         6,408,900               0.30
$1.00 to $8.00                          746,527           3.89            2.39           746,527               2.39
                                 ---------------                               ------------------
                                      9,700,427                                        7,155,427

Options and warrants exercisable at December 31, 2004 and 2003 were 7,155,427 and 2,296,527, respectively, with a weighted average exercise price of $0.47 and $1.08 per share, respectively. The fair value of each option granted during 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                 2004             2003
                                                                           ----------------------------------
Dividend yield                                                                       --                 --
Expected volatility                                                                 69%                69%
Risk-free interest rate                                                              2%                 2%
Expected life                                                                      5.90               8.57

There were no options granted at less than fair value during the periods presented. The weighted average fair value of options and warrants granted at fair value during 2004 and 2003 was calculated using the Black-Scholes valuation model to be $0.07 and $0.04 per share, totaling $595,868 and $477,676, respectively.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12    STOCKHOLDERS' EQUITY (continued)

DEBT AND OTHER LIABILITIES SETTLED WITH COMMON STOCK

During 2004, Veridium issued a total of 1,474,682 shares of common stock upon the conversion of $560,000 in debt to unrelated parties, 1,195,848 shares of common stock upon the settlement of $93,998 in accounts payable and other liabilities due, and 400,000 shares of common stock upon the settlement of a dispute relating to an investment received in prior years.

During 2003, Veridium issued approximately 4,450,000 shares of common stock in settlement of approximately $1,458,000 of notes payable (see Item 9, Related Party Transactions, above). All accrued interest related to this transaction was forgiven.

During 2003, Veridium issued a total of 1,740,000 shares of common stock upon the conversion of $189,000 in debt to unrelated parties and 367,629 shares of common stock upon the settlement of $366,000 in accounts payable and other liabilities due.

On December 22, 2004, the Company closed on the sale of $1,035,124 of equity to Viridis, an affiliate of Kevin Kreisler, the Company's chairman, relative to Viridis' purchase and conversion of (a) $755,202 of principal, accrued interest, fees and penalties under the CCS Debentures, (b) the AMRC Debentures in the approximate amount of $109,000, (c) short term borrowings of $75,000, and (d) interest due on the Senior Loan and Subordinate Loan of $100,431 (see Note 7, Financing Arrangements, above). Viridis assigned its rights on this transaction to GreenShift, another affiliate of Kevin Kreisler, contemporaneously with closing. In consideration of these amounts, the Company issued to GreenShift 516,968 shares of the Company's Series B preferred stock, 1,960,954 shares of the Company's common stock and an option to purchase an additional 187,500 shares of the Company's Series B preferred stock for $4.00 per share.

STOCK AND OPTIONS ISSUED FOR SERVICES

During 2004, Veridium issued 25,000 shares of common stock with a value of $5,000, in exchange for services rendered, 375,000 options at an exercise price of $0.43 per share to consultants, and performance-based and vested options to purchase 1,770,000 shares of common stock at $0.05 per share, valued at $51,456 as determined under the Black-Scholes valuation model, and performance-based and vested options to purchase 225,000 shares of Veridium's Series B Preferred Stock at $1.00 per share, valued at $130,821 as determined under the Black-Scholes valuation model.

During 2003, Veridium issued 2,682,500 shares of common stock, with a value of $763,917, in exchange for services rendered, and performance-based and vested options to purchase 1,700,000 shares of common stock at $0.60 per share, valued at $695,530 as determined under the Black-Scholes model.

EXERCISE OF STOCK OPTIONS

In January 2003, an investor exercised an option to purchase 80,000 shares of common stock for $64,000. No options were exercised during 2004.

INVESTMENT ACTIVITY

In November 2003, and in connection with a required management contribution of the Senior Loan, Lawrence Kreisler purchased 208,333 shares of restricted common stock in the Company for $66,667. In November 2003, and in connection with a required management contribution of the Senior Loan, the Company's chairman, Kevin Kreisler, purchased 416,667 shares of restricted common stock in the Company for $133,333.

On November 2, 2004, the Company closed on the sale of $150,000 of equity to an accredited investor. In consideration of this amount, the Company issued to 46,875 shares of the Company's Series B preferred stock and an option to purchase an additional 1,000,000 shares of the Company's common stock for $0.10 per share.

On December 30, 2004, the Company closed on a $1.5 million sale of equity to GreenShift. In consideration of $1,500,000, the Company issued to GreenShift 750,000 shares of the Company's Series C preferred stock, 1,500,000 shares of the Company's common stock and an option to purchase an additional 375,000 shares of the Company's Series C preferred stock for $4.00 per share.

During 2004, the Company additionally closed on the sale of 50,000 shares of the Company's stock for $5,000 to an accredited investor, a five year option to purchase 1,750,000 shares of the Company's common stock at $0.12 per share for $100,000 to an accredited investor, and $100,000 shares of the Minority Interest (see Note 8, Minority

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12    STOCKHOLDERS' EQUITY (continued)

INVESTMENT ACTIVITY (continued)

Interest, above) was converted into 500,000 shares of Veridium's common stock and a five year option to purchase 250,000 shares of Veridium's common stock at $0.10 per share.

In connection with a required management contribution of the Senior Loan, Lawrence Kreisler purchased 208,333 shares of restricted common stock and the Company for $66,667. In November 2003, and in connection with a required management contribution of the Senior Loan, the Company's chairman, Kevin Kreisler, purchased 416,667 shares of restricted common stock in the Company for $133,333.

SERIES A PREFERRED STOCK

In October 2003, Veridium issued as the final payment due on and in full satisfaction of all obligations pursuant to the patent acquisition agreement, 1,881,366 shares of Series A Preferred Stock to the former Vice-Chairman, Lawrence Kreisler, and his assigns. Each share of Series A Preferred Stock may be converted by the holder into one share of common stock and are subject to customary antidilution adjustments. There is no expiration date associated with the conversion option. At all times prior to conversion, each share of Series A Preferred Stock has the equivalent voting power of five shares of Veridium's common stock. Each share of Series A Preferred Stock entitles its holder to receive a cumulative annual cash or stock dividend of equivalent value to any dividends paid on Veridium's common stock at the same one to five rate.

SERIES B PREFERRED STOCK

In December 2003, various parties converted shares of common stock into Series B Preferred Stock at the rate of twenty shares of common to one share of Series B Preferred Equity. The conversions included Kevin Kreisler (450,000 preferred shares), James Green (200,000 preferred shares), Richard Krablin (67,617 preferred shares), board members (42,125 preferred shares), Lawrence Kreisler, Veridium's former Vice-Chairman, a current employee (130,000 preferred shares) and other parties (56,250 preferred shares). Approximately 12,550,000 shares of common stock were exchanged in connection these agreements. During 2004, an additional 815,226 shares of Series B Preferred Stock were issued in connection with the transactions detailed above. The preferred shares may not be converted into common stock for two years in the absence of a change of control or other merger or acquisition event. Each share of Series B Preferred Equity may be converted by the holder into twenty-five shares of common stock and are subject to customary anti-dilution adjustments. There is no expiration date associated with the conversion option. At all times prior to conversion, each share of Series B Preferred Equity has the equivalent voting power of twenty-five shares of Veridium's common stock. Each share of Series B Preferred Equity entitles its holder to receive cumulative annual cash or stock dividends as defined in the agreement.

SERIES C PREFERRED STOCK

The Series C Preferred Stock by GreenShift (see above) in December 2004 may not be converted into common stock for two years in the absence of a change of control or other merger or acquisition event. Each share of Series C Preferred Stock may then be converted into twenty-five shares of common stock, subject to certain anti-dilution and price-protection adjustments that are specified in the Certificate of Designation of the Series C Preferred Stock. There is no expiration date associated with the conversion option. At all times prior to conversion, each share of Series C Preferred Stock has voting power equivalent to twenty-five shares of all Veridium's common stock. Each share of Series C Preferred Stock entitles its holder to receive cumulative annual cash or stock dividends on a pro rated basis with holders of Veridium's common stock.

TREASURY STOCK

During 2004, Veridium redeemed 126,266 shares of common stock from Kevin Kreisler, and 1,000,000 shares of common stock from James Green per the Purchase and Sales agreement for ESC.

BENEFICIAL CONVERSION FEATURE

Due to the terms and conditions of the Laurus Master Fund financing arrangement, it had been determined to have a beneficial conversion feature because the fair market value of the common stock at the time of issuance was in excess of it's conversion price.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:

                                                                                     2004           2003
                                                                                --------------------------
Cash paid during the year for the following:
   Interest ...................................................................   $  339,914   $  480,624

   Income Taxes

Supplemental Schedule of Non-Cash Investing and Financing Activities:

   Equipment acquired in exchange for stock ...................................         --      1,890,000

   Stock used for services in connection with acquisitions ....................         --        675,000

   Long-term debt converted to minority interest ..............................         --        925,000

   Minority interest converted into common stock ..............................      100,000         --

   Long-term debt converted into convertible debentures .......................         --      1,009,000

   Common stock issued in connection with acquisitions ........................         --        841,785

   Common stock issued upon settlement of payables ............................         --        366,007

   Common stock issued in connection with financing and acquisitions ..........         --        464,500

   Proceeds from factoring of receivables utilized in acquisition of businesses         --      1,824,292

   Conversion of stock options in connection with patent acquisition ..........         --      5,081,587

   Stock options issued in payment of patent acquisition ......................         --         79,158

   Issuance of preferred stock in payment of patent acquisition ...............         --      1,881,366

   Common stock issued for fixed assets .......................................         --        300,000

   Purchase of fixed asset and incurrence of capital lease ....................         --         27,603

   Long-term debt and accounts payable converted to convertible debt ..........         --      1,184,065

   Conversion of related party loans and long-term debt into common stock .....         --      1,647,587


   Proceeds from long-term debt utilized in acquisitions ......................         --        468,666


   Deferred financing costs utilized from loan proceeds .......................         --        103,175


   Settlement of related party accounts payable and
     debt with the issuance of stock ..........................................      105,107         --


   Value of warrants issued for deferred financing costs
     in connection with senior loan ...........................................        7,268         --


   Value of beneficial conversion feature .....................................         --        340,000

   Value of warrants issued on convertible debt ...............................         --        500,413

   Equity issued for deferred financing costs .................................       82,500         --

   Conversion of subordinate loan into equity .................................      454,171         --

   Deferred financing costs associated with stock issuance ....................       50,000         --

   Issuance of warrants for deferred financing costs ..........................      489,229         --

   Settlement of accounts payable with short term notes .......................      603,814         --

   Debt issued in connection with deferred financing costs ....................       30,500         --

   Acquisition of equipment with long-term debt ...............................      120,998         --

   Asset capitalized as part of asset retirement cost .........................       99,130         --


   In connection with the Laurus transaction:

     Debenture paid ...........................................................      250,000         --

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (continued)


   IN CONNECTION WITH THE LAURUS TRANSACTION (continued):

  Payment of subordinate loan .................................................      500,000         --

  Payment of term financing ...................................................      100,000         --

  Payment of accounts receivable due factor ...................................      470,762         --

  Prepaid expenses paid .......................................................       16,945         --

  Deferred financing costs paid ...............................................      179,376         --

In connection with the Viridis Capital, LLC debt assumption for stock:

  Accrued interest ............................................................      271,124         --

  Settlement of convertible debenture - AMRC ..................................       89,000         --

  Settlement of convertible debenture - CCS Debenture .........................      600,000         --

  Settlement of short term borrowings - line of credit ........................       75,000         --


14      SUBSEQUENT EVENTS

During the first quarter of 2005, the Company issued 5,225,443 shares of its common stock relative to its various price protection agreements, five of which were cancelled during the first quarter. Included this these issuances was the final issuance of 1,200,000 shares under the Company's price-protection agreement with Candent Corporation for development and administration of its various management information systems. Candent is a majority-owned by Kevin Kreisler's spouse.

During February 2005, the Company closed on the sale of 350,038 shares of common stock with GreenShift Corporation in return for $35,004 in cash and issued 1,000,000 shares of its common stock to James Green, the Company's president and chief executive officer, pursuant to the Company various agreements with Mr. Green pertaining to the acquisition by the Company of Enviro-Safe Corp.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial and accounting officer have participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. Veridium's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to Veridium required to be included in Veridium's periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

None.

                                    PART III

The  information  called  for  by  Item 9  (Directors  and  Executive  Officers:
Compliance with Section 16(a) of the Exchange Act), Item 10 (Executive Compensation), Item 11 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) and Item 12 (Certain Relationships and Related Transactions) is incorporated herein by reference to the registrant's definitive proxy statement for its 2005 Annual Meeting of Stockholders, which definitive proxy statement is expected to be filed with the Commission not later than June 10, 2005.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Name                        Age      Position
--------------------------------------------------------------------------------
Kevin Kreisler               32  Chairman of the Board of Directors
James Green                  51  Director, President and Chief Executive Officer
Richard Krablin              60  Secretary and Chief Compliance Officer
Mike Desrosiers              41  Chief Financial Officer
James Hanrahan               46  Director
Stephen Lewen                53  Director

Kevin Kreisler, Chairman of the Board of Veridium, served as Chief Executive Officer from 2002 to January 2005, president from February 2000 to the 2003, vice president from January 1998 to February 2000 and has been a director from July 1998 to the present. Mr. Kreisler has worked for Veridium in various capacities since 1989. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey. His current term as a director expires in 2006.

James Green, Veridium's President and Chief Executive Officer, was recently the vice president and an owner of the former environmental services division of R.M. Jones & Co., Inc. ("Jones"). Mr. Green was formerly employed as the Chief Operations Officer for Heritage Environmental Services, and as Vice President for Laidlaw, Inc., where he was responsible for what is now the chemical services division of Clean Harbors, with 24 operations in North America, over 1500 employees and $200 million in revenue. He has also served as president of North East Solvents, where he grew a $40 million company from sales of $4 million within four years before being acquired by Laidlaw, Inc. Mr. Green holds undergraduate and advanced degrees in biochemistry and medicinal chemistry and has participated in executive MBA programs. His current term as a director expires in 2006.

Dr. Richard Krablin, Veridium's Secretary and Chief Compliance Officer, most recently in his career served as Senior Vice President of Environment, Health and Safety for Horsehead Industries, Inc., the premier zinc recycler in the country. Prior to joining Horsehead, Dr. Krablin had a multi-tasked career with Atlantic Richfield Company (ARCO) where he directed the worldwide environmental affairs of the mining and mineral processing subsidiary and managed the legacies and Superfund sites of the former Anaconda Company. Dr. Krablin started his industry career with the Anaconda Company in Montana. Dr. Krablin has a Ph.D. and M.S. in physics from Drexel University in Philadelphia and a B.S. in physics from Lafayette College, and is a graduate of the Stanford Executive Program for business leaders. His current term as a director expires in 2005.

Michael Desrosiers, Veridium's Chief Financial Officer, most recently in his career served as the Director of Finance at Mayborn USA, Inc. an international distributor of baby-feeding products. Prior to joining Mayborn, Mr. Desrosiers held the CFO position at Sterngold Dental, LLC and various senior level financial positions within the precious metals division of the Cookson America Group of companies for over 15 years. Mr. Desrosiers has a Masters degree and a B.S. in accounting from Bryant College in Smithfield, Rhode Island.

James Hanrahan has over 20 years of diversified business experience, beginning at UOP Process Division (Allied Signal-Honeywell) where he held positions in process development, technical service and marketing. UOP is a world leader in the development and licensing of oil refining technology. For the next two years, Mr. Hanrahan was Commercial Development Manager at W.R. Grace, a specialty chemicals conglomerate, where he focused on the commercialization of new water treatment and membrane technologies. Mr. Hanrahan next worked for Horsehead Resource Development ("HRD"), a world leader in specialty inorganic hazardous waste recycling primarily servicing the U.S. steel industry. Mr. Hanrahan joined HRD in 1990 in its late IPO stages as Manager of Business Development and then became, in sequence, Director of Finance, Vice President of Finance, then Senior Vice President and Division Head of HRD. Mr. Hanrahan is currently Senior Vice President and Chief Financial Officer of CDI Engineering Solutions, Inc., a subsidiary of CDI Corporation, a global provider of engineering and information technology project delivery and specialty staffing services with approximately $1.2 billion in revenue. Mr. Hanrahan received a M.B.A from the University of Chicago and a B.S. in Chemical Engineering from Cornell University. Mr. Hanrahan is the Chairman of Veridium's Audit Committee to the Board of Directors. His current term as a director expires in 2005.

Dr. Stephen Lewen, the Chairman of Veridium's Executive Compensation Committee to the Board of Directors, is a physician and owner of prominent ophthalmology practice in New York. Dr. Lewen has held a critical role in the development of Veridium's business model commencing with Veridium's predecessor's early stage research and development. Dr. Lewen is a graduate of Cornell University, Columbia University and Chicago Medical School. His current term as a director expires in 2005.

AUDIT COMMITTEE

The Audit Committee, which held 4 meetings during fiscal year 2004, recommends the selection of independent public accounts, reviews the scope of approach to audit work, meets with and reviews the activities of the Company's internal accountants and the independent public accountants, makes recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, and reviews all Form 10-KSB Annual and 10-QSB interim reports.

The Audit Committee consists of James Hanrahan and Stephen Lewen and is an "Audit Committee" for the purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The Audit Committee has one "audit committee financial expert" as defined by Item 401(e) of Regulation S-B under the Securities Exchange Act of 1934, James Hanrahan, who is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2004, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

Code of Conduct and Ethics

The Company has adopted a written code of conduct and ethics that applies to all directors, and employees, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to Veridium Corporation, One Jasper Street, Paterson, New Jersey, 07522.

ITEM 10.          EXECUTIVE COMPENSATION

The following table sets forth compensation information for Veridium's executive officers during the years indicated as relevant. As of December 31, 2004, no executive officer held shares of exercisable options for Veridium's Common Stock.

Name and Principal Position                 Annual Compensation              Long-term Compensation        All Other
                                                                                                        Compensation
---------------------------------------------------------------------------------------------------------------------
                  Year Salary Bonus Other Securities Underlying            Options Granted (shares)
---------------------------------------------------------------------------------------------------------------------
Kevin Kreisler                      2004  $ 129,807  $      --  $      --                        --  $           --
Chairman                            2003     78,550         --         --                        --              --
                                    2002      7,211         --         --                    87,601              --

James Green                         2004    146,537         --         --                        --              --
President & Chief Executive Officer 2003     82,952         --         --                        --              --
                                    2002         --         --         --                        --              --

Richard Krablin                     2004    154,419         --         --                        --              --
Chief Compliance Officer            2003     34,569         --         --                        --              --
                                    2002         --         --         --                        --              --

Option Grants in Last Fiscal Year to Named Executive Officers. The named executive officers of Veridium do not hold any option to purchase shares of Veridium's common stock.

EMPLOYMENT AGREEMENTS

Veridium is party to certain  employment  agreements  with its  Chairman,  Chief
Executive Officer and Chief Compliance Officer. Each agreement calls for an annual base salary, reimbursement of business expenses, use of a Company automobile, periodic bonuses, and participation in any employee benefits provided to all employees of Veridium. 2003 Annual salary for James Green represents 8 months compensation. 2003 Annual salary for Richard Krablin includes 7 months salary as well as a salary reduction which was replaced in 2004.

COMPENSATION OF DIRECTORS

According to Veridium's 2003 Stock Option/Stock Issuance Plan, approved by stockholders at the 2003 Annual Meeting, each director who is not an employee of Veridium receives, at the discretion of the Board of Directors, an annual fee of $20,000, paid quarterly in the form of a five-year, non-qualified stock option to purchase that number of shares of Veridium's Common Stock as determined by dividing such quarterly compensation by the trailing ninety-day average market price for Veridium's Common Stock. Non-employee Board Members that participate on the executive compensation committee to the Board of Directors receive an additional fee of $5,000 per year, paid on the same basis; participants on the audit committee to the Board of Directors receive an additional fee of $10,000 per year, paid on the same basis. Directors are reimbursed for expenses incurred in connection with service on the Board. Total fees paid on the above-described basis to outside directors in 2004 were as follows: Mr. Hanrahan, $30,000, and Mr. Lewen, $20,000.

STOCK OPTION AND ISSUANCE PLANS

In September 2003, Veridium's shareholders approved Veridium's 2003 Stock Option/Stock Issuance Plan (the "Plan"). The Plan consists of two separate equity programs: (i) the Discretionary Option Grant Program and (ii) the Stock Issuance Program. An aggregate of 5,322,652 shares of Common Stock are reserved for issuance over the term of the Plan. In addition, the number of shares of Common Stock reserved for issuance under the Plan automatically increases on the first trading day of January each calendar year, by an amount equal to eight percent (8%) of the total number of shares of Common Stock outstanding on the last trading day in December of the preceding calendar year. Shares subject to any outstanding options under the Plan which expire or otherwise terminate prior to exercise will be available for subsequent issuance. However, any shares subject to stock appreciation rights exercised under the Plan will not be available for reissuance. Should the exercise price of an option under the Plan be paid with shares of Common Stock or should shares of Common Stock otherwise issuable under the Plan be withheld in satisfaction of the withholding taxes incurred in connection with the exercise of an option or the vesting of a stock issuance under the Plan, then the number of shares of Common Stock available for issuance under the Plan will be reduced only by the gross number of shares for which the option is exercised or which vest under the stock issuance and not by the net number of shares of Common Stock issued to the holder of such option or stock issuance. Veridium's officers and employees, non-employee Board members and independent consultants in Veridium's service or the service of Veridium's subsidiaries (whether now existing or subsequently established) are eligible to participate in the Plan. The fair market value per share of Common Stock on any relevant date under the Plan will be deemed to be equal to the closing bid price per share on that date. Options granted under the Plan may be either incentive stock options which satisfy the requirements of Section 422 of the Internal Revenue Code or non-statutory options which are not intended to meet such requirements.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plan as of December 31, 2004:

                             Number of securities to be      Weighted-average exercise      Number of securities remaining
                              issued upon exercise of           price of outstanding       available for issuance under equity
                                outstanding options            options, warrants and        compensation plans (excluding
                               warrants and rights (a)               rights (b)           securities reflected in column (a)
                               ----------------------         ------------------------    ---------------------------------
Equity compensation
plans approved by                    9,700,427                        $0.47                           5,322,652
security holders
---------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by                    --                             --                                --
---------------------------------------------------------------------------------------------------------------------------
Total                                9,700,427                        $0.47                           5,322,652



ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the "beneficial ownership" of Veridium's Common Stock as of December 31, 2004 by each of Veridium's directors and executive officers, all current directors and executive officers as a group, and persons or groups owning more than 5% of the outstanding Common Stock. This information is based upon information received from or on behalf of the named individuals. SEC Rule 13d-3 under the Securities Exchange Act of 1934 defines "beneficial ownership" to mean the right to vote or exercise investment power, or to share in the right to vote or exercise investment power, with respect to the specified securities, whether or not the specified person has any economic interest in the specified securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. The percentage ownership is based on 34,028,237 shares of Common Stock, 1,881,366 shares of Series A Preferred Stock, 1,761,218 shares of Series B Preferred Stock, and 750,000 shares of Series C Preferred Stock issued and outstanding as of December 31, 2004.

         Name and Address of Beneficial Owner         Amount and Nature of Beneficial Ownership  Percent and Class of Stock
         -------------------------------------------------------------------------------------------------------------------
Kevin Kreisler (1)                                                           4,505,738          13.24% Common Stock
                                                                               627,122    33.00% Series A Preferred
                                                                               966,968    54.90% Series B Preferred
                                                                               750,000   100% of Series C Preferred

                     James Green 450,000 1.32% Common Stock
                        380,000 21.57% Series B Preferred

Richard Krablin                                                                150,000           0.44% Common Stock
                                                                               115,000     6.53% Series B Preferred

James Hanrahan (2)                                                              75,000           0.02% Common Stock
                                                                                11,250    0.003% Series B Preferred

Stephen Lewen (2)                                                               30,875     0.01% Series B Preferred

Current executive officers and directors as a group (5 persons) (2)          5,180,738          15.02% Common Stock
                                                                               627,100    33.00% Series A Preferred
                                                                             1,504,093    83.01% Series B Preferred
                                                                               750,000      100% Series C Preferred

1. All shares are held directly by GreenShift Corporation, an affiliate of Kevin Kreisler that is majority controlled by Kevin Kreisler.

2. Includes the following number of shares of Common Stock which may be acquired under stock options which are exercisable within 60 days of
         December 31, 2004: Mr. Hanrahan (42,857 shares) and Mr. Lewen (28,571 shares).

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2004 and 2003, and in connection with the Company's various acquisitions and the requirements of financings, the Company was party to the following significant related party transactions:

CERTAIN INVESTMENTS RECEIVED DURING 2004

On December 22, 2004, the Company closed on the sale of $1,035,124 of equity to GreenShift Corporation ("GreenShift"), an affiliate of Kevin Kreisler, the Company's chairman, relative to GreenShift's purchase and conversion of (a) $755,202 of principal, accrued interest, fees and penalties under the CCS Debentures, (b) the AMRC Debentures in the approximate amount of $109,000, (c) short term borrowings of $75,000, and (d) interest due on the Senior Loan and Subordinate Loan of $100,431. In consideration of these amounts, the Company issued to GreenShift 516,968 shares of the Company's Series B Preferred Stock, 1,960,954 shares of the Company's common stock and an option to purchase an additional 187,500 shares of the Company's Series B Preferred Stock for $4.00 per share. Shares of Series B Preferred Stock cannot be converted into common stock until December 31, 2005 in the absence of a change of control or other merger or acquisition event. Each share of Series B Preferred Stock may be converted by the holder into twenty-five shares of common stock. There is no expiration date associated with the conversion option. At all times prior to conversion, each share of Series B Preferred Stock has the equivalent voting power of twenty-five shares of the Company's common stock. Each share of Series B Preferred Stock entitles its holder to receive cumulative annual cash or stock dividends as defined in the relevant Certificate of Designations.

On December 30, 2004, the Company closed on a $1.5 million sale of equity to GreenShift. In consideration of $1,500,000, the Company issued to GreenShift 750,000 shares of the Company's Series C preferred stock, 1,500,000 shares of the Company's common stock and an option to purchase an additional 375,000 shares of the Company's Series C Preferred Stock for $4.00 per share. The Series C Preferred Stock acquired by GreenShift may not be converted into common stock until December 31, 2006, in the absence of a change of control or other merger or acquisition event. Each share of Series C Preferred Stock may then be
converted  into  twenty-five   shares  of  common  stock,   subject  to  certain
anti-dilution and price-protection adjustments that are specified in the Certificate of Designations of the Series C Preferred Stock. There is no expiration date associated with the conversion option. At all times prior to conversion, each share of Series C Preferred Stock has voting power equivalent to twenty-five shares of the Company's common stock. Each share of Series C Preferred Stock entitles its holder to receive cumulative annual cash or stock dividends on a pro rated basis with holders of the Company's common stock.

TRANSACTIONS RELATING TO THE CLOSING OF THE SENIOR LOAN IN DECEMBER 2003

In November 2003, and in connection with a required management contribution of the Senior Loan, Kevin Kreisler purchased 416,667 shares of restricted common stock in the Company for $133,333, and Lawrence Kreisler purchased 208,333 shares of restricted common stock in the Company for $66,667.

During 2003, the Company completed its acquisition of MRTC from Lawrence Kreisler, a former employee of the Company, for debt totaling approximately $370,000 (the "MRTC Debt"), plus the assumption of MRTC's various liabilities totaling $410,977. On December 16, 2003, and in connection with the requirements of the Company's closing of the Senior Loan, Lawrence Kreisler converted the assumed MRTC liabilities of $410,977 into 1,400,000 shares of common stock in the Company. Simultaneously on December 16, 2003, Kevin Kreisler purchased the MRTC Debt of $370,000 from Lawrence Kreisler and converted it into 1,409,524 shares of common stock of the Company.

On December 16, 2003, and in connection with the requirements of the Company's closing of the Senior Loan, Kevin Kreisler also at this time converted all outstanding officer loans and deferred salaries from the current fiscal year, the Company's price-protection obligations in relation to deferred salaries and officer loans from prior periods previously paid with equity but for which additional equity was due, and other amounts due under the terms of Kevin
Kreisler's employment agreement into 3,131,222 shares of common stock in the Company. Additionally, Kevin Kreisler purchased other liabilities of the Company totaling $160,000 and converted these liabilities into 609,524 shares of common stock in the Company.

On December 16, 2003, and as a condition of the Company's closing of the Senior Loan, James Green converted the Company's outstanding redemption and price-protection obligations relating to its May 2, 2003, acquisition of ESC into 3.3 million shares of common stock in the Company. Future redemptions are to be made on the basis of the market price of the Company's common stock at the time of any such redemption. All other terms and conditions of the ESC acquisition agreement remain in effect. In November 2003, and in connection with a required management contribution of the Senior Loan, the Company's President retired 92,500 shares of common stock.

CONVERSION AND LOCK-UP OF CERTAIN AFFILIATE HOLDINGS RELATING TO THE CLOSING OF THE SENIOR LOAN IN DECEMBER 2003

In December 2003, Kevin Kreisler, James Green, Richard Krablin, Stephen Lewen, James Hanrahan, a former board member, and immediate family members of Kevin Kreisler converted 12,550,000 shares of Common Stock into 945,992 shares of Series B Preferred Stock in connection with the closing of the Senior Loan. Shares of Series B Preferred Stock cannot be converted into common stock until December 31, 2005 in the absence of a change of control or other merger or acquisition event. Each share of Series B Preferred Stock may be converted by the holder into twenty-five shares of common stock. There is no expiration date associated with the conversion option. At all times prior to conversion, each share of Series B Preferred Stock has the equivalent voting power of twenty-five shares of the Company's common stock. Each share of Series B Preferred Stock entitles its holder to receive cumulative annual cash or stock dividends as defined in the agreement. The shares of Common Stock that were converted into Series B Preferred Stock were contemporaneously recorded on the Company's books and records as cancelled.

ACQUISITION OF TECHNOLOGIES

In November 1997, the Company, upon ratification by its shareholders, executed its License Agreement with Lawrence Kreisler. Pursuant to this agreement, Lawrence Kreisler had granted the Company an exclusive license to his patent rights and the technologies upon which the Company was founded. Lawrence Kreisler was to receive royalty-fees under the License Agreement that were based on a per gallon rate which differed according to the type and quantity of material processed. This License Agreement carried a minimum 15-year term with an evergreen renewal provision. During 2003, the Company completed its 2001 agreement to buy-out the 1997 License Agreement and acquire the underlying patents for a total of $12.15 million. The purchase price was based on an independent valuation of the technologies and a discount to the royalties payable. The final payment of the buy-out was made in 2003 in the form of 6,601,373 shares of common stock and 1,881,366 shares Series A Preferred Stock that were issued to Lawrence Kreisler and his assigns.

OTHER RELATED PARTY TRANSACTIONS

During 2004 and 2003, the Company utilized the services of Candent Corporation for development and administration of its various management information systems. Candent is majority-owned by Kevin Kreisler's spouse. Such services approximated $87,000 and $150,000 for 2004 and 2003, respectively.

During 2003, the Company borrowed $251,000 from officers for general working capital purposes which amounts were repaid during 2003 in cash.

During the second quarter of 2003, the Company issued 750,000 shares of restricted common stock with an approximate fair value of $675,000 to a former director for services related to the Company's 2003 business acquisitions.

During 2003, the Company borrowed $517,500 from an immediate family member of Kevin Kreisler at an interest rate of 2% per year and an initial stated term of 5 years. This debt was converted in 2003 into 647,500 shares of common stock.

                                     PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8K

The following are exhibits filed as part of Veridium's Form 10KSB for the year ended December 31, 2004:

EXHIBITS

Exhibits to this Form 10-KSB Annual Report have been included only with the copies of the Form 10-KSB filed with the Securities and Exchange Commission. Upon request to Veridium and payment of a reasonable fee, copies of the individual exhibits will be furnished. Veridium undertakes to furnish to the Commission upon request copies of instruments (in addition to the exhibits listed below) relating to Veridium's acquisitions and long-term debt.

Index to Exhibits

Exhibit Number             Description

3.1    Certificate of Incorporation of Veridium, as currently in effect

3.1(a) Certificate of Designations for the Company's Series A Preferred Stock

3.1(b) Certificate of Designations for the Company's Series B Preferred Stock

3.1(c) Certificate of Designations for the Company's Series C Preferred Stock

3.2  By-Laws

3.3 Agreement and Plan of Merger, dated July 2003, by and between KBF Pollution Management, Inc. and Veridium Corporation

3.4  Form of Common Stock Certificate

4.1 Acquisition Agreement and Amendment, dated as of December 11, 2002, and May 2, 2003, by and between R.M. Jones & Co., Inc. and Veridium Environmental Corporation.

4.2 Revised Purchase Agreement, dated May 2, 2002, by and between James F. Green and Veridium Environmental Corporation

4.3  James F. Green Employment Agreement

4.4  Richard Krablin Employment Agreement

4.5  Kevin Kreisler Employment Agreement

4.6  Convertible Debenture issued to Laurus Master Fund

4.7  Security Agreement with Laurus Master Fund

4.8  Registration Rights Agreement with Laurus Master Fund

4.9  Warrants issued to Laurus Master Fund

4.10 Purchase Agreement with GCS Investments, LLC

10.1 2003 Stock Option/Stock Issuance Plan of Veridium

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

REPORTS ON FORM 8K

The following is a list of reports filed on Form 8-K during the period:

1) On April 7, 2004, Veridium filed a Report on Form 8K, which related to Results of Operations.

2) On May 14, 2004, Veridium filed a Report on Form 8K-12G3, which related to Results of Operations.

3) On June 29, 2004, Veridium filed a Report on Form 8K, which related to Other Events.

4) On December 30, 2004, Veridium filed a Report on Form 8K, which related to Other Events.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

Fees for  professional  services  provided by Veridium's  independent  auditors,
     WithumSmith + Brown, for the years ended December 31, 2004 and 2003 are as follows:
                        2004       2003
                     -------------------
Audit fees .......   $ 80,000   $ 85,000
Audit-related fees     30,000     46,064
Tax fees .........     10,000     15,000
All other fees ...       --
                     --------   --------
     Total fees ..   $120,000   $146,064
                     ========   ========

Audit fees consist of fees related to Veridium's year end financial statements and review of Veridium's quarterly reports on Form 10QSB. Audit related fees principally include accounting consultations and an audit in connection with the acquisitions completed during 2003. Tax fees consist of fees related to analysis of Veridium's net operating loss carryforwards in 2003 and preparation of Veridium's United States federal, state, and local tax returns in 2004 and 2003. In addition to the above, there are additional fees associated with the review of the SEC's comments on the Registration Statement filed on Form SB-2 by Veridium on June 29, 2004. These additional fees are approximately $25,000.

It is the policy of Veridium's audit committee to approve all engagements of Veridium's independent auditors to render audit or non-audit services prior to the initiation of such services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated. VERIDIUM CORPORATION
By:            /S/      JAMES GREEN
               --------------------
                        JAMES GREEN
                        President and Chief Executive Officer
Date:                   _________, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                /S/      KEVIN KREISLER
                -----------------------
By:                      KEVIN KREISLER
                         Chairman of the Board
Date:                    _________, 2005

                /S/      RICHARD KRABLIN
                ------------------------
By:                      RICHARD KRABLIN
                         Secretary and Chief Compliance Officer
Date:                    _________, 2005

                         JAMES HANRAHAN
                         Director
Date:                    _________, 2005

                         STEPHEN LEWEN
                         Director
Date:                    _________, 2005

                /S/      KEVIN E. KREISLER
                --------------------------
By:                      KEVIN E. KREISLER
                         Attorney-In-Fact
Date:                    _________, 2005