Form 10QSB
period 2005-03-31
VERIDIUM CORP
filed 2005-05-13
CIK 1269127

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2005

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



The number of outstanding shares of common stock as of March 31, 2005 was 42,232,521.



Transitional Small Business Disclosure Format:  Yes       No  X
                                                    ---      ---

                              VERIDIUM CORPORATION
                         QUARTERLY REPORT ON FORM 10QSB
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements (unaudited for March 31, 2005 and 2004) ................................3
                  Consolidated Balance Sheets - March 31, 2005 and December 31, 2004 ..........................3
                  Consolidated Statements of Operations - Three Months Ended March 31, 2005 and 2004 ..........4
                  Consolidated Statements of Cash Flows - Three Months Ended March 31, 2005 and 2004 ..........5
                  Notes to Consolidated Financial Statements ..................................................6
Item 2.           Management's Discussion and Analysis or Plan of Operation ..................................13
Item 3.           Controls and Procedures ....................................................................18

Part II           Other Information
Item 1.           Legal Proceedings ..........................................................................19
Item 2.           Changes in Securities ......................................................................19
Item 3.           Defaults Upon Senior Securities ............................................................19
Item 4.           Submission of Matters to a Vote of Security Holders ........................................19
Item 5.           Other Information ..........................................................................19
Item 6.           Exhibits and Reports on Form 8K ............................................................19

Signatures                                                                                                    20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2005 (unaudited) AND DECEMBER 31, 2004

                                                                 3/31/05        12/31/04
                                                             ----------------------------
ASSETS:
Current assets:
   Cash ..................................................   $    241,061    $  1,096,327
   Accounts receivable, net ..............................      3,180,368       2,433,744
   Inventories ...........................................          2,354           3,627
Prepaid expenses and other current assets ................        180,762         143,089
                                                             ------------    ------------
       Total current assets ..............................      3,604,545       3,676,787

Property and equipment, net ..............................      2,373,103       2,352,519

Other Assets:
   Deposits ..............................................        115,051          26,252
   Patents and technologies, net .........................      1,727,372       1,750,019
   Permits, net ..........................................        273,721         278,164
   Goodwill ..............................................      4,020,762       4,020,762
                                                             ------------    ------------
       Total other assets ................................      6,136,906       6,075,197
                                                             ------------    ------------
TOTAL ASSETS .............................................   $ 12,114,554    $ 12,104,503
                                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Short term borrowings .................................   $     91,553    $    316,320
   Accounts payable ......................................      2,125,727       2,311,702
   Accrued expenses ......................................      1,595,341       1,114,185
   Current maturities of long-term debt ..................        287,701         287,281
   Current portion of convertible debentures .............      1,970,942       1,736,036
   Current portion of obligations under capital lease ....        109,383         124,686
                                                             ------------    ------------
       Total current liabilities .........................      6,180,647       5,890,210

Long-term debt, net of current maturities ................        327,624         474,349
Convertible debentures, net of current portion ...........      3,731,566       3,731,565
Obligations under capital lease, net of current maturities         15,550          30,177
Other liabilities ........................................         18,485          18,485
                                                             ------------    ------------
       Total long term liabilities: ......................      4,093,225       4,254,576
                                                             ------------    ------------
       Total liabilities: ................................     10,273,872      10,144,786

Minority interest in consolidated subsidiary .............        825,000         825,000

Commitments and contingencies ............................           --              --

Stockholders' equity:
   Preferred stock, $0.001 par value:
     Series A: 1,881,366 shares authorized
      issued and outstanding .............................          1,881           1,881
     Series B: authorized 1,801,218 shares; 1,801,218  and

         1,761,218 issued and outstanding in 2005 and 2004          1,801           1,761

     Series C: authorized 750,000 shares; 750,000
      shares issued and outstanding ......................            750             750

   Common stock, $0.001 par value, 50,000,000
    authorized; 42,393,787 and 33,849,132 shares
    issued for 2005 and 2004, respectively ...............         42,393          33,849

   Additional paid-in capital ............................     35,208,638      35,278,025
   Accumulated deficit ...................................    (34,176,027)    (33,942,795)
   Treasury stock at cost, 161,266  shares of
    common stock, for 2005 and 2004 ......................        (63,754)        (63,754)
    Common Stock Subscription Receivable,
     2,078,533 shares in 2004 ............................           --          (175,000)
                                                             ------------    ------------
       Total stockholders' equity ........................      1,015,682       1,134,717
                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............   $ 12,114,554    $ 12,104,503
                                                             ============    ============

    The notes to the Consolidated Financial Statements are an integral part of these statements.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)
                              AND 2004 (UNAUDITED)


                                                                  3/31/05         3/31/04
                                                               ----------------------------
Revenues ..................................................   $  3,973,420    $  3,101,191
   Cost of revenues .......................................      3,211,290       2,296,084
                                                              ------------    ------------
     Gross profit .........................................        762,130         805,107

Operating expenses:
   Selling expenses .......................................        273,875         247,043
   General and administrative expenses ....................        622,938         469,976
                                                              ------------    ------------
Total operating expenses ..................................        896,813         717,019
                                                              ------------    ------------

Operating (loss) income ...................................       (134,683)         88,088

Other income (expense):
   Forgiveness of interest and finance charges ............         67,197         339,280
   Interest expense .......................................       (165,485)       (226,199)
                                                              ------------    ------------
     Total other income (expense), net ....................        (98,288)        113,081
                                                              ------------    ------------

(Loss) income before provision for income taxes ...........       (232,971)        201,169

Provision for income taxes (net of benefit or net operating
   loss carry-forwards of about $80,000 in 2004) ..........           (313)         (1,162)
                                                              ------------    ------------

Net (loss) income .........................................   $   (233,284)   $    200,007
                                                              ============    ============

Basic (loss) earnings attributable to common shareholders .   $      (0.01)   $       0.01
                                                              ============    ============

Diluted (loss) earnings attributable to common shareholders   $      (0.01)   $       0.01
                                                              ============    ============

Weighted average shares of common stock outstanding .......     35,452,015      23,383,921
                                                              ============    ============

Weighted average shares of common stock outstanding
   plus potentially dilutive common shares ................     44,221,530      29,121,679
                                                              ============    ============


       The notes to the Consolidated Financial Statements are an integral part of these statements.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)
                         AND MARCH 31, 2004 (UNAUDITED)

                                                                                  3/31/05        3/31/04
                                                                             ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income ........................................................   $  (233,284)   $   200,007
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities
   Depreciation and amortization .........................................       129,681        125,543
   Equity issued in exchange for services rendered .......................        56,000           --
   Provision for doubtful accounts .......................................        (1,065)       (22,883)
   Interest paid directly from lender ....................................          --           37,917
   Repurchase of factored accounts receivable ...........................          --          (11,772)
   Gain on forgiveness of debt ...........................................       (67,197)          --
   Changes in assets and liabilities,
     Accounts receivable .................................................      (745,558)       152,965
Other receivables ........................................................         1,273           --
     Prepaid expenses and other current assets ...........................       (37,673)       (50,463)
     Severance liability - related party .................................       (38,021)          --
     Accounts payable ....................................................       (37,117)       (76,082)
Accrued expenses .........................................................       481,156       (236,351)
                                                                             -----------    -----------
       Net cash (used in) provided by operating activities ...............      (491,805)       118,881
                                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Change in deposits ....................................................       (88,799)          --
   Additions to and acquisition of property, plant and equipment .........      (125,011)          --
                                                                             -----------    -----------
   Proceeds from sale of fixed assets ....................................         1,836           --
                                                                             -----------    -----------
       Net cash used in investing activities .............................      (211,974)          --
                                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Repayment of short-term borrowings ....................................      (157,570)      (102,812)
   Repayment of current maturities of long-term debt, net ................        (8,283)       (45,828)
   Repayment of Term Financing ...........................................      (100,000)          --
   Proceeds from long-term convertible debentures ........................       204,908        492,000
   Proceeds from collection of stock subscription receivable ..............       175,000           --
   Proceeds from sale of common stock ....................................        25,000          5,000
   Purchase of treasury stock ............................................      (290,611)       (50,526)
   Repayment of obligations under capital leases .........................       (29,931)       (31,365)
                                                                             -----------    -----------
       Net cash (used in) provided by financing activities ...............      (181,487)       266,469
                                                                             -----------    -----------

(Decrease) Increase in cash ..............................................      (855,266)       385,350

Cash at beginning of period ..............................................     1,096,327         89,392
                                                                             -----------    -----------
Cash at end of period ....................................................   $   241,061    $   474,742
                                                                             ===========    ===========
Supplemental Disclosure of cash flow information

Cash paid during the period for Interest .................................   $    55,770    $   339,914

Supplemental disclosure of non-cash investing and financing activities:
   Equity issued for deferred financing costs ............................   $      --      $    82,500
   Equity issued to settle accounts payable ..............................       148,807           --
   Payment of Subordinate Loan with common stock .........................          --          504,171
   Payment of Subordinate Loan with proceeds of Laurus Financing .........          --          500,000
   Payment of CCS Debenture with proceeds of Laurus Financing ............          --          250,000
   Payment of Term Financing with proceeds of Laurus Financing ...........          --          100,000
   Payment of Accounts-Receivable Factor with proceeds of Laurus Financing          --          470,762
   Prepaid expenses paid with proceeds of Laurus Financing ...............          --           16,945
   Deferred financing costs paid with proceeds of Laurus Financing .......          --          279,876
   Issuance of warrants for deferred financing costs .....................          --          489,229
   Settlement of accounts payable with short term notes ..................          --          603,914

       The notes to the Consolidated Financial Statements are an integral part of these statements.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1        BASIS OF PRESENTATION

The consolidated interim financial statements included herein have been prepared by Veridium Corp. ("Veridium" or "the Company"), pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements. Actual results could differ materially from these estimates and assumptions due to changes in environmental-related regulations or future operational plans, and the inherent imprecision associated with estimating such future matters. Results of interim periods are not necessarily indicative of the results that may be expected for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $233,284 the three months ended March 31, 2005. As of March 31, 2005 the Company had $241,061 in cash, and current liabilities exceeded current assets by $2,576,102 including $1,970,942 in liabilities that are convertible into equity. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that it will begin to operate profitably due to improved operational results and cost cutting practices. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its working capital deficit or operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

2        CERTAIN ACCOUNTING POLICIES

References to the "FASB", "SFAS" and "SAB" herein refer to the "Financial Accounting Standards Board," "Statements of Financial Accounting Standards," and the "SEC Staff Accounting Bulletin," respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is not anticipated to have a material impact on the Company's results of operations or financial position.

In December 2004, the FASB issued FASB statement No. 153 ("SFAS 153"). SFAS 153 addresses accounting for non-monetary transactions. The adoption of this standard is not anticipated to have a material impact on the Company's results of operations or financial position.

In December 2004, FASB issued revised SFAS No. 123R "Share Based Payment." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows". This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The revised SFAS No. 123 may have a material effect on the Company's results of operations but not on the Company's financial position.

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

                                                                        3/31/05        3/31/04
                                                                    ----------------------------
Net (loss) income ...............................................   $    (233,284)  $    200,007

Less: stock based employee compensation expense determined
under the fair value method for all awards ......................            --             --
                                                                    -------------   ------------

Pro forma net (loss) income .....................................   $    (233,284)  $    200,007
                                                                    =============   ============

Basic and diluted net (loss) income per common share, as reported   $       (0.01)  $       0.01
                                                                    =============   ============

Pro forma basic and diluted net (loss) income per common share ..   $       (0.01)  $       0.01
                                                                    =============   ============


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

4        RELATED PARTY TRANSACTIONS

The Company utilizes the services of Candent Corporation (formerly Cyngularity Corporation), for development and administration of its various management information systems. Candent is majority-owned by the Company's Chairman's spouse. Such services approximated $25,000 and $12,000 for the fiscal quarters ended March 31, 2005 and 2004. The Company also issued 1,200,000 shares of common stock to Candent in full settlement of invoices relating to the development and operations of the Company's computer systems.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4        RELATED PARTY TRANSACTIONS (CONTINUED)

The Company issued 1,000,000 shares of common stock to James Green (chief executive officer) during the first quarter of 2005 under a price protection agreement relating to prior acquisition (see note 6).

The Company issued 718,702 shares of common stock to Greenshift Corporation (related party controlled by Kevin Kreisler the Company's Chairman) for $25,000 in cash and the assumption of certain accounts payable in the amount of $46,806 (see note 6).

5        FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of March 31, 2005 and December 31, 2004:

                                                                       3/31/05      12/31/04
                                                                    ------------------------
Short-term borrowings ...........................................   $   91,553   $  316,320

Current maturities of long-term debt:
   Term financing ...............................................      100,000      100,000
    Severance ...................................................      103,329      108,746
   Vehicle loans and other current obligations ..................       84,372       78,535
                                                                    ----------   ----------
     Total current maturities of long-term debt .................   $  287,701   $  287,281

Current portion of convertible debentures:
   Laurus Master Fund, 9% convertible debentures, currently due .    1,970,942    1,736,036
                                                                    ----------   ----------
Long-term debt:
   Term financing ...............................................         --        100,000
    Severance - related party ...................................      138,925      171,530
   Vehicle loans and other current obligations ..................      188,699      202,819
                                                                    ----------   ----------
     Total long-term debt, net of current maturities ............   $  327,624   $  474,349

Convertible debt, net of current portion:
   Senior loan, 10% rate convertible debenture, due March 2007 ..    1,000,000    1,000,000
   GCS debenture, 10% convertible debenture, due December 2008 ..    1,184,066    1,184,066
   Subordinate loan, 12% convertible debenture, due December 2008    1,547,500    1,547,500
                                                                    ----------   ----------
     Total Convertible debt, net of current portion .............   $3,731,566   $3,731,566

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements as of March 31, 2005 and the Company's ability to meet such obligations:

Year                                                                  Amount

2005                                                             $   2,350,196
2006                                                                 1,157,639
2007                                                                    71,411
2008                                                                 2,772,636
2009                                                                    57,504
                                                                 -------------

Total minimum payments due under current and
   long-term obligations                                         $   6,409,386
                                                                 =============

                      VERIDIUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5        FINANCING ARRANGEMENTS

SHORT TERM BORROWINGS

During the first quarter 2004, the Company entered into a number of unsecured term facilities with trade vendors for outstanding accounts payable with a maturity date of December 31, 2004, Outstanding balances amounted to approximately $91,000 and $316,000 at March 31, 2005 and December 31,2004. The unpaid balances at March 31, 2005 are in default.

TERM FINANCING

The Company has certain term financing totaling $100,000 and $200,000, at March 31, 2005 and December 31, 2004. The balance at March 31, 2005 is payable in March 2006. This obligation is secured by a first mortgage interest in the Company's Massachusetts property.

SENIOR LOAN

On December 19, 2003, the Company closed on the first installment of the Senior Loan with GCS Investments, LLC ("GCS"). The Senior Loan is structured as a term loan with a principal of $1.5 million that matures and renews annually, and bears interest at 10% per year. Payments are of interest only and are payable monthly. The Senior Loan is secured by a priority position on substantially all of the Company's assets. Conditions precedent of this financing included the conversion of the majority of the Company's pre-consolidation debt and other liabilities into various forms of equity, including all obligations due to the Company's officers and its related parties for loans extended to the Company, deferred salaries, price-protection agreements in relation to previous loans and deferred salaries and any other and all liabilities due to the Company's officers and related parties. Additionally required were a cash-based management contribution, the unconditional personal guarantee of the Company's chairman and the conversion by GCS affiliate of $1.184 million in debt into the GCS Debenture (see below). The Senior Loan is convertible into common stock of the Company at 100% of market at the time of any such conversion. GCS additionally received detachable warrants to purchase 500,000 shares of common stock that are exercisable at $0.40 per share and expire on December 19, 2008. The Company received $1.2 million of the funds under the Senior Loan in 2003 and the balance of $0.3 million in January 2004. GCS additionally received detachable warrants to purchase 500,000 shares of common stock that are exercisable at $0.40 per share and expire on December 19, 2008. The Senior Loan was decreased to a principal balance of $1.0 million in March 2004 in connection with the Laurus Financing (see below). GCS entered into a subordination agreement with the Laurus Funds in connection with the completion of the Laurus Financing.

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

6        CHANGES IN STOCKHOLDERS' EQUITY

During the First quarter of 2005, various common stock issuances for services, price protection and debt repayments were as follows: 1,587,853 shares issued to settle accounts payable amounting to $148,807; 6,337,500 shares issued under various price protection agreements (the par value of these issuances were recorded as a reduction to additional paid in capital); 258,900 shares were issued to directors for participation in board meetings for $50,000; 60,000 shares were issued for services of $6,000; 250,000 shares were issued for cash proceeds of $25,000; In addition a stockholder converted 800,000 shares of common stock into 40,000 shares of series B preferred. The company also purchased 2,642,040 shares of common stock for a cash payment of $290,611 and the Company immediately retired the shares.

In September 2003, Veridium's shareholders authorized the issuance of up to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2005, the Company did not have sufficient shares of common stock authorized to accommodate conversion of all outstanding shares of preferred stock

At March 31, the Company has certain price protection and anitdilution agreements in effect with certain stockholders including certain members of the board of directors.

7        COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

The Company is party to certain employment agreements with its Chief Executive Officer, Chairman and Chief Compliance Officer. Each agreement calls for an annual base salary, reimbursement of business expenses, use of Company automobile, periodic bonuses, and participation in any employee benefits provided to all employees of the Company

                     VERIDIUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7        COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Veridium assumed and is party to various material administrative compliance proceedings for which Veridium has accrued $384,336 in potential expenses. Veridium is also involved in various collection matters for which vendors are seeking payment for services rendered and goods provided. These collection matters total $150,000.

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

Per FASB 143, Veridium has established a remediation accrual for potential costs to be incurred upon the future closure of its leased hazardous waste recycling and storage facility located at One Jasper Street in Paterson, NJ. The amount associated with these estimates are based on and represent costs that would be incurred by a third party being retained to conduct the closure. This amount was determined to be approximately $110,000 as of March 31, 2005.

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

8        SUBSEQUENT EVENT

On April 1, 2005, Veridium entered into an agreement to acquire the assets of North Country Environmental Services, Inc. ("North Country"). Under the terms of the acquisition agreement, Veridium will acquire substantially all of North Country's assets in return for the assumption by Veridium of liabilities totaling $533,000. This acquisition closed on May 10th of 2005 and is expected to add about $2 million in gross annualized sales to Veridium.

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

                                                  Percentage of Total Revenues
                                                      For the Period Ended
                                                  ---------------------------
                                                   3/31/05        3/31/04
                                                  ---------------------------
Revenue .......................................     100.0%        100.0%
Cost of revenue ...............................      80.8          74.0
                                                    -----         -----
   Gross profit ...............................      19.2          26.0

Selling expenses ..............................       6.9           8.0
General and administrative expenses ...........      15.7          15.2
                                                    -----         -----
   Total operating expenses ...................      22.6          23.2
                                                    -----         -----
Income (loss) from operations .................      (3.4)          2.8

Forgiveness of interest and finance charges ...       1.7          10.9
Interest expense ..............................      (4.2)         (7.3)
                                                    -----         -----
   Total other income (expense) ...............      (2.5)          3.6
                                                    -----         -----
Income (loss) before provision for income taxes      (5.9)          6.4
   Provision for income taxes .................       --            --
                                                    -----         -----
Net income (loss) .............................      (5.9)          6.4
                                                    =====         =====

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. While the Company realized a net loss of approximately $0.2 million during the quarter ended March 31, 2005, current liabilities exceeded current assets by approximately $2.6 million, including about $2.0 million in liabilities that are convertible into equity. This working capital deficit raises doubt about the Company's ability to continue as a going concern.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA")

We define "EBITDA" as net income or loss, less interest, taxes, depreciation and amortization. We consider EBITDA to be a measurement of performance that provides useful information to both management and investors. EBITDA should not be considered an alternative to net income or loss or other measurements under accounting principles generally accepted in the United States of America as an indicator of operating performance or as a measure of liquidity. EBITDA does not reflect working capital changes, cash expenditures for interest, taxes, capital improvements or principal payments on indebtedness. While EBITDA is a good means to evaluate the probability of cash flow, it does not measure actual cash flow. Our operating cash flow is a better measure of how much cash as a company we are generating because it adds non-cash charges (depreciation and amortization) back to net income and includes the changes in working capital that also provide or use cash. Additionally, our measurement of EBITDA might be inconsistent with similar measures presented by other companies. The following is a reconciliation of net income (loss) to EBITDA for the following three months ended March 31:

                                                            3/31/05         3/31/04
                                                          -------------------------
Net income (loss) ......................................   $(233,284)     $ 200,007
Depreciation and amortization ..........................     129,681        125,543
Interest expense, net ..................................     165,485        226,199
Provision for income taxes .............................         313          1,162
Equity in exchange for non-recurring services rendered          --             --
                                                           ---------      ---------

EBITDA  ................................................   $  62,195      $ 552,911

The following reconciles EBITDA to net cash provided from operating activities for the following quarters ended March 31:

                                                            3/31/05         3/31/04
                                                          -------------------------

Adjustments to reconcile EBITDA to net cash provided by (used in) operating activities:
   Interest expense ....................................   $(165,485)     $(188,282)
   Provision for income taxes ..........................        (313)        (1,162)
   Equity issued for services ..........................      56,000           --
   Forgiveness of debt .................................     (67,197)          --
   Repayment of factored receivables ...................        --          (11,772)
   Provision for doubtful accounts .....................      (1,065)       (22,883)
Changes in assets and liabilities:
   Accounts receivable .................................    (745,558)       152,965
Other receivables ......................................       1,273           --
   Prepaid expenses and other current assets ...........     (37,673)       (50,463)
   Severance liability .................................     (38,021)

   Accounts payable ....................................     (37,117)       (76,082)
Accrued expenses .......................................     481,156       (236,351)
                                                         -----------    -----------
     Net cash provided by (used in) operating activities $  (491,805)   $   118,881
                                                         ===========    ===========

Selected Financial Data:
Working capital, net of convertible debentures ......... $  (605,160)   $(1,070,015)

Selected Margin Data (%):
Gross profit ...........................................        19.2           26.0
EBITDA .................................................         1.6            7.0
Net income (loss) ......................................        (5.9)           6.4

Selected Growth Data (%):
Revenue ................................................        28.1          206.8
Gross Profit ...........................................        (5.3)         312.2
EBITDA .................................................       (88.7)         249.6
Net income (loss) ......................................      (213.8)         161.8

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

THREE MONTHS ENDED MARCH 31, 2005 VERSUS THE THREE MONTHS ENDED MARCH 31, 2004

Revenues

Total revenues were $4.0 million for the three months ended March 31, 2005, corresponding to an increase of $0.9 million, or 29%, over the three months ended March 31, 2004 revenues of $3.1 million. The increased revenues realized during the period were largely due to one large budgeted project.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2005 were $3.2 million, or 79% of revenue, as compared to $2.3 million, or 74% of revenue for the same period in 2004. The change in cost of revenues during the first quarter 2004 was primarily due to one large budgeted lower margin project.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2005 were $0.9 million, or 22% of revenue, as compared to $0.7 million, or 23% of revenue for the same period in 2004. Operating results for the three months ended March 31, 2005, decreased about $220,000 from an operating income of about $90,000 from the period ending March 31, 2004..

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2005 were $0.13 million, or 3.3% of revenue, as compared to $0.13 million, or 4.0% of revenue for the same period in 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THREE MONTHS ENDED MARCH 31, 2005 VERSUS THE THREE MONTHS ENDED MARCH 31, 2004

Interest Expense

Interest expenses for the three months ended March 31, 2005 were $0.17 million, or 4.2% of revenue, as compared to $0.18 million, or 5.8% of revenue for the same period in 2004. The decrease is attributable to the Company's various financings completed during 2004, including certain non-recurring charges incurred in connection with the Company's completion of the Laurus Financing.

EBITDA Contribution

Earnings before interest, taxes, depreciation, amortization ("EBITDA") for the three months ended March 31, 2005 were about $0.1 million, or 3% of revenue, as compared to income before interest, taxes, depreciation, amortization of $0.55 million, or 18% of revenue from the same period in 2004. The decrease is attributable to the $0.3 million of interest and finance charges forgiven in 2004. While a useful metric of performance because it eliminates the impact of certain financing and accounting activities, EBITDA should not be considered an alternative to net income or as an indicator of operating performance or as a measure of liquidity. EBITDA does not include working capital changes, cash expenditures for interest, taxes, capital improvements or principal payments on indebtedness. While EBITDA is a good means to evaluate the probability of cash flow, it does not measure actual cash flow. Our operating cash flow is a better measure of how much cash as a company we are generating because it adds non-cash charges (depreciation and amortization) back to net income and includes the changes in working capital that also provide or consume cash. A reconciliation of EBITDA to net cash provided by our operating activities is provided above in this Item 2, Management's Discussion and Analysis and Plan of Operation.

Net Income or Loss

Net loss for the three months ended March 31, 2005, was $0.23 million, or 5.9% of revenue, as compared to an income of $0.2 million, or 6.4% of revenue from the same period in 2004. The net loss realized during the period was due to the seasonally slow first quarter. We expect that net loss will be eliminated in future periods as we move out of the less productive first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary sources of liquidity are cash provided by operating, investing and financing activities, and availability under our various credit facilities. For the three months ended March 31, 2005, net cash used by our operating activities was $0.49 million as compared to the net cash provided by operations of about $0.13 million as of the quarter ended March 31, 2004.

Liquidity

Our operating activities during the first quarter 2005 used $0.49 million in cash, as compared to cash provided by operations of $0.13 million during the same period in 2004. We used cash provided from operating activities to fund operations and strengthen our balance Sheet. We intend to use cash provided from operating, investing and financing activities to fund operations and continue to reduce debt outstanding. For the foreseeable future, we anticipate that cash generated by operating activities will be sufficient to fund operations.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At March 31, 2005 the Company had cash of about $0.2 million. This cash represents a decrease of $0.3 million from the quarter ended March 31, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Cash Flows for the Three Months Ended March 31, 2005

Our operating activities during the first quarter 2005 used $0.49 million in cash. Accounts receivable at March 31, 2005, net of allowance for doubtful accounts, totaled $3.2 million as compared to the March 31, 2004, balance of $2.4 million. Accounts payable at March 31, 2005 totaled $2.1 million as compared to the March 31, 2004, balance of $2.3 million. Accrued expenses at March 31, 2005 totaled $1.6 million as compared to the March 31, 2004 balance of $1.1 million. These increases and decreases are primarily due to the 2005 stronger balance sheet as a result of normal operational activity.

For the three months ended March 31, 2005, we used $0.2 million from investing activities, and we provided net cash from financing of $0.02 million. We used these funds to further provide working capital for operations. Our financing arrangements are discussed further below in this Item 2 and in more detail in
Item 1, Note 5, Financing Arrangements, below.

The Company had a negative working capital position of $2.6 million at March 31, 2005, of which convertible debentures accounted for approximately $2.0 million.

STOCKHOLDER MATTERS

Stockholders' equity was $1.0 million at March 31, 2005, or $0.02 per share outstanding, as compared to $1.1 million at December 31, 2004, or $0.03 per share outstanding. Stockholders' equity decreased during the period due to the operating losses during 2005. In September 2003, Veridium's shareholders authorized the issuance of up to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2005, the Company did not have sufficient shares of common stock authorized to accommodate conversion of all outstanding shares of preferred stock

GreenShift Corporation ("GreenShift"), an affiliate of Kevin Kreisler, has an anti-dilution agreement in place to maintain its ownership percentage (relative to the acquisition by GreenShift of 750,000 shares of the Company's Series C Preferred Stock for $1.5 million in December 2004) at about 25% of the outstanding capital stock of the Company; the terms of the December 2004 GreenShift investment also provide for price protection in the amount of $1.5 million. Mr. Kreisler additionally has price protection rights relative to his purchase and conversion into restricted preferred stock of approximately $1.0 million of the Company's debt in December 2004. As of December 31, 2004, no additional shares were due under these agreements.

ANTI-DILUTION AND PRICE PROTECTION AGREEMENTS

James Green has an anti-dilution agreement in place to maintain his ownership percentage at 10% of the outstanding capital stock of the Company until December 31, 2005. Mr. Green additionally has price protection rights relative to the Company's May 2003 acquisition from Mr. Green of EnviroSafe Corp., in the approximate amount of $333,000. During 2004 and 2003, Mr. Green received 180,000 shares of the Company's Series B Preferred Stock and 3.6 million shares of the Company's common stock, respectively, pursuant to these agreements. As of March 31, 2005, no additional shares were due under these agreements. In connection with the issuance of these shares, the Company has adjusted the par value and paid in capital.

Richard Krablin has an anti-dilution agreement in place to maintain his ownership percentage at 3% of the outstanding capital stock of the Company. During 2004 and 2003, Mr. Krablin received 47,383 shares of the Company's Series B Preferred Stock and 245,000 of the Company's common stock, respectively, pursuant to this agreement. As of March 31, 2005, no additional shares were due under this agreement. In connection with the issuance of these shares, the Company has adjusted the par value and paid in capital.

In addition to the agreements detailed above, three shareholders had price protection agreements totaling about $150,000 as of March 31, 2005, corresponding to an expected additional 1,650,000 shares of common stock. This amount depends on a variety of factors including market price for the Company's common stock and whether any cash payments are made.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is not anticipated to have a material impact on the Company's results of operations or financial position

In December 2004, the FASB issued FASB statement No. 153 ("SFAS 153"). SFAS 153 addresses accounting for non-monetary transactions. This statement is not anticipated to have a material effect on the Company's results of operations.

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

OFF BALANCES SHEET ARRANGEMENTS

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended March 31, 2005:

Exhibit Number             Description

     31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

     31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

     32.1 Certification Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


REPORTS ON FORM 8K

The following is a list of reports filed on Form 8-K during the period:

     1)   On February 3, 2005,  Veridium filed a Report on Form 8K,  pursuant to
          Section 13 or 15(d).

     2)   On February 22, 2005,  Veridium filed a Report on Form 8K, pursuant to
          Section 13 or 15(d).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.



VERIDIUM CORPORATION

By:              /S/      KEVIN E. KREISLER
                 --------------------------
                          KEVIN E. KREISLER
                          Chairman
Date:                     May 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                /S/      JAMES F. GREEN
                -----------------------
By:                      JAMES F. GREEN
                         President and  Chief Executive Officer
Date:                    May 12, 2005

                /S/      MICHAEL J. DESROSIES
                -----------------------------
By:                      MICHAEL J. DESROSIERS
                         Chief Financial Officer
Date:                    May 12, 2005

                /S/      RICHARD KRABLIN
                ------------------------
By:                      RICHARD KRABLIN
                         Secretary and Chief Compliance Officer
Date:                    May 12, 2005

                         JAMES HANRAHAN
                         Director
Date:                    May12, 2005

                         STEPHEN LEWEN
                         Director
Date:                    May 12, 2005

                /S/      KEVIN E. KREISLER
                --------------------------
By:                      KEVIN E. KREISLER
                         Attorney-In-Fact
Date:                    May12, 2005