Form 10QSB
period 2005-06-30
VERIDIUM CORP
filed 2005-08-15
CIK 1269127

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2005

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



The number of outstanding shares of common stock as of June 30, 2005 was 46,555,083.



Transitional Small Business Disclosure Format:  Yes         No  X

                              VERIDIUM CORPORATION
                         QUARTERLY REPORT ON FORM 10QSB
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2005

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements (unaudited for June 30, 2005 and 2004)....................................3
                  Consolidated Balance Sheets - June 30, 2005 (unaudited) and December 31, 2004..................3
                  Consolidated Statements of Operations - for the Six Months
                    Ended June 30, 2005 (unaudited) 2004 (unaudited).............................................4
                  Consolidated Statements of Cash Flows - for the Six Months
                    Ended June 30, 2005 (unaudited) and 2004 (unaudited).........................................5
                  Notes to Consolidated Financial Statements.....................................................6
Item 2.           Management's Discussion and Analysis or Plan of Operation.....................................14
Item 3.           Controls and Procedures.......................................................................20

Part II           Other Information
Item 1.           Legal Proceedings.............................................................................21
Item 2.           Changes in Securities.........................................................................21
Item 3.           Defaults Upon Senior Securities...............................................................21
Item 4.           Submission of Matters to a Vote of Security Holders...........................................21
Item 5.           Other Information ............................................................................21
Item 6.           Exhibits and Reports on Form 8K...............................................................21

Signatures                                                                                                      22

                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED FOR JUNE 30, 2005 AND 2004)

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004
                                                                        6/30/05         12/31/04
                                                                     ----------------------------
ASSETS:
Current assets:
   Cash ..........................................................   $     62,857    $  1,096,327
   Accounts receivable, net ......................................      2,829,304       2,433,744
   Inventories ...................................................          3,579           3,627
  Prepaid expenses
   and other current assets ......................................        151,597         143,089
                                                                     ------------    ------------
       Total current assets ......................................      3,047,337       3,676,787

Property and equipment, net ......................................      2,505,386       2,352,519

Other Assets:
   Deposits ......................................................        115,051          26,252
   Patents and technologies, net .................................      1,704,724       1,750,019
   Permits, net ..................................................        298,003         278,164
   Customer List, net.............................................         49,166            --
   WorkForce, net.................................................        196,666            --
   Goodwill ......................................................      4,292,391       4,020,762
                                                                     ------------    ------------
       Total other assets ........................................      6,656,001       6,075,197
                                                                     ------------    ------------

TOTAL ASSETS .....................................................   $ 12,208,724    $ 12,104,503
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Short term borrowings .........................................   $     75,131    $    316,320
   Accounts payable ..............................................      2,489,093       2,311,702
   Accrued expenses ..............................................      1,263,706       1,114,185
   Current maturities of long-term debt ..........................        439,890         287,281
   Current portion of convertible debentures .....................      1,799,805       1,736,036
   Current portion of obligations under capital lease ............         58,007         124,686
                                                                     ------------    ------------
       Total current liabilities .................................      6,125,632       5,890,210

Long-term debt, net of current maturities ........................        344,447         474,349
Convertible debentures, net of current portion ...................      3,790,767       3,731,565
Obligations under capital lease, net of current maturities .......          4,901          30,177
Other liabilities ................................................         18,485          18,485
                                                                     ------------    ------------
       Total long term liabilities: ..............................      4,158,600       4,254,576
                                                                     ------------    ------------

       Total liabilities: ........................................     10,284,232      10,144,786

Minority interest in consolidated subsidiary .....................        825,000         825,000

Stockholders' equity:
   Preferred stock, $0.001 par value:
     Series A: 1,881,366 shares authorized issued and outstanding           1,881           1,881
     Series B: authorized 1,801,218 shares; and 1,761,218
      issued and outstanding in 2005 and 2004 ....................          1,761           1,761

     Series C: authorized 750,000 shares; 750,000 shares
      issued and outstanding .....................................            750             750

   Common stock, $0.001 par value, 50,000,000 authorized;
   46,716,349 and 33,849,132 shares issued for
     2005 and 2004, respectively .................................         46,716          33,849

   Additional paid-in capital ....................................     35,392,268      35,278,025
   Accumulated deficit ...........................................    (34,280,130)    (33,942,795)
   Treasury stock at cost, 161,266 shares of
     common stock, for 2005 and 2004 .............................        (63,754)        (63,754)
    Common Stock Subscription Receivable, 2,078,533 shares in 2004           --          (175,000)
                                                                     ------------    ------------
       Total stockholders' equity ................................      1,099,492       1,134,717
                                                                     ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................   $ 12,208,724    $ 12,104,503
                                                                     ============    ============

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
                              AND 2004 (UNAUDITED)
                                                For the three months ending          For the six months ending
                                              ----------------------------------------------------------------
                                                   6/30/05         6/30/04          6/30/05          6/30/04
                                              ----------------------------------------------------------------
Revenues: ...................................   $  3,572,144    $  3,693,933    $  7,545,564    $  6,795,124
   Cost of Revenues .........................      2,517,454       2,647,035       5,728,744       4,943,119
                                                ------------    ------------    ------------    ------------
Gross profit ................................      1,054,690       1,046,898       1,816,820       1,852,005

Operating expenses:
  Selling expenses ..........................        274,244         278,400         548,119         525,443
  General and Administrative ................        696,583         581,725       1,319,521       1,051,701
  Severance .................................           --           382,480            --           382,480
                                                ------------    ------------    ------------    ------------
Total operating expenses ....................        970,827       1,242,605       1,867,640       1,959,624
                                                ------------    ------------    ------------    ------------

Operating (loss) income .....................         83,863        (195,707)        (50,820)       (107,619)

Other income (expense):
  Forgiveness of interest and finance charges           --            73,950          67,197         413,230
  Amortization of Deferred Financing Costs ..           --           (70,968)           --           (70,968)
  Interest expense ..........................       (174,431)       (112,115)       (339,916)       (338,314)
                                                ------------    ------------    ------------    ------------
    Total other income (expense), net .......        174,431       (109,133)       (272,719)          3,948
                                                ------------    ------------    ------------    ------------

Loss before provision for income taxes ......        (90,568)       (304,840)       (323,539)       (103,671)

Provision for income tax, net ...............        (13,534)         (7,999)        (13,847)         (9,161)
                                                ------------    ------------    ------------    ------------

Net loss ....................................   $   (104,102)   $   (312,839)   $   (337,386)   $   (112,832)
                                                ------------    ------------    ------------    ------------

Basic loss attributable to common ...........   $      (0.00)   $      (0.01)   $      (0.00)   $      (0.00)
shareholders

Diluted loss attributable to common .........   $      (0.00)   $      (0.01)   $      (0.00)   $      (0.00)
shareholders

Weighted average shares of common stock .....     43,984,559      23,364,535      41,833,624      25,187,839
outstanding basic and Dilutive

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)
                          AND JUNE 30, 2004 (UNAUDITED)
                                                                                6/30/05         6/30/04
                                                                             ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .................................................................   $  (337,386)   $  (112,832)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation and amortization .........................................       217,957        324,998
   Equity issued in exchange for services rendered .......................       143,160           --
   Provision for doubtful accounts .......................................        (1,752)       (26,378)
   Interest paid directly from lender ....................................        59,202         37,917
   Gain on Sale of Fixed Assets ..........................................        (3,042)          --
   Gain on forgiveness of debt ...........................................       (67,197)          --
   Changes in assets and liabilities,
     Accounts receivable .................................................      (196,753)       (95,028)
     Inventories .........................................................            48            112
     Prepaid expenses and other current assets ...........................        (8,508)       (64,940)
     Severance payable ...................................................       (67,916)       382,480
     Accounts payable ....................................................       157,047        (91,246)
     Accrued expenses ....................................................       101,609       (222,612)
                                                                             -----------    -----------
       Net cash (used in) provided by operating activities ...............        (3,531)       132,471
                                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Change in deposits ..................................................       (88,799)        (4,900)
     Additional Permit ...................................................       (30,480)          --
     Proceeds from Sale of Fixed Assets ..................................         3,042           --
     Additions to and acquisition of property, plant and equipment .......      (135,440)          --
                                                                             -----------    -----------
       Net cash used in investing activities .............................      (251,677)        (4,900)
                                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment to factor, Net ............................................          --          (11,772)
     Repayment of short-term borrowings ..................................      (173,992)      (214,722)
     Repayment of current maturities of long-term debt, net ..............       (13,510)       (37,311)
     Repayment of Term Financing .........................................      (100,000)          --
     Proceeds from long-term convertible debentures ......................          --          492,000
     Proceeds from collection of stock subscription receivable ...........       175,000           --
     Proceeds from sale of common stock ..................................        75,000          5,000
     Purchase of treasury stock ..........................................      (340,624)       (50,526)
     Repayment of obligations under capital leases .......................       (91,955)       (85,203)
     Repayment of Laurus Financing .......................................      (308,181)          --
     Repayment of Subordinate Loan .......................................          --          (45,829)
     Repayment of Convertible Debenture ..................................          --          (15,000)
     Deferred Financing Cost Incurred ....................................          --          (20,000)
                                                                             -----------    -----------
       Net cash (used in) provided by financing activities ...............      (778,262)        16,637
                                                                             -----------    -----------
(Decrease) Increase in cash ..............................................    (1,033,470)       144,208

Cash at beginning of period ..............................................     1,096,327         89,392
                                                                             -----------    -----------
Cash at end of period ....................................................   $    62,857    $   233,600
                                                                             ===========    ===========
Supplemental Disclosure of cash flow information
Cash paid during the period for Interest .................................   $    55,770    $   338,314
Supplemental disclosure of non-cash investing and financing activities:
     Equity issued for deferred financing costs ............................          --         82,500
     Equity issued to settle accounts payable ..............................       174,639         --
     Payment of Subordinate Loan with common stock .........................          --        454,171
     Payment of Subordinate Loan with proceeds of Laurus Financing .........          --        500,000
     Payment of CCS Debenture with proceeds of Laurus Financing ............          --        250,000
     Payment of Term Financing with proceeds of Laurus Financing ...........          --        100,000
     Payment of Accounts-Receivable Factor with proceeds of Laurus Financing          --        470,762
     Prepaid expenses paid with proceeds of Laurus Financing ...............          --         16,945
     Interest expense paid with proceeds of Laurus Financing ..............           --         12,917
     Deferred financing costs paid with proceeds of Laurus Financing .......          --        179,876
     Deferred financing costs associated with Stock Issuances ..............          --         50,000
     Issuance of warrants for deferred financing costs .....................          --        489,229
     Deferred financing costs issued in connection with subordinate loan ..           --         30,500
     Acquisition of equipment with long term debt .........................           --        120,998
     Settlement of accounts payable with short term notes .................           --        603,914
Acquisition of business through the following:
     Issuance of Common Stock .............................................         75,000         --
     Incurrence of Term financing .........................................        128,000         --
     Incurrence of convertible debentures (Laurus Master Fund) .............       408,750         --

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $337,386 for the six months ended June 30, 2005. As of June 30, 2005 the Company had $62,857 in cash, and current liabilities exceeded current assets by $3,078,281 including $1,799,805 in liabilities that maybe convertible into equity. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that it will begin to operate profitably due to improved operational results and cost cutting practices. The Company is working diligently to eliminate its working capital deficits and net losses. However, at this time, it can not be determined if the company will be successful in this regard. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

                                                  For the Three Months Ending      For the Six Months Ending
                                                   6/30/05          6/30/04          6/30/05         6/30/04
                                                   -------          -------          -------         -------
Net loss ......................................   $  (104,102)   $  (312,839)   $  (337,386)   $  (112,832)
Less: stock based employee compensation expense
determined under the fair value method for all
awards ........................................          --             --             --             --
Pro forma net loss ............................      (104,102)      (312,839)      (337,386)      (112,832)
Basic and diluted net loss per common share, as         (0.00)         (0.01)         (0.00)         (0.00)
reported
Pro forma basic and diluted net loss per common         (0.00)         (0.01)         (0.00)         (0.00)
share

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

4        RELATED PARTY TRANSACTIONS

The  Company  has  utilized  the  services  of  Candent  Corporation   (formerly
Cyngularity Corporation), for development and administration of various management information systems. Candent is majority-owned by the Company's Chairman's spouse. Such services approximated $44,100 and $22,900 for the six-month period ended June 30, 2005 and 2004. The Company also issued 816,578 shares in the second quarter to Candent in full settlement of invoices relating to the development and operations of the Company's computer systems, as well as 1,200,000 shares in the first quarter under a price protection agreement.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4        RELATED PARTY TRANSACTIONS (CONTINUED)

The Company issued 1,000,000 shares of common stock to James Green (chief executive officer) during the first quarter of 2005 under a price protection agreement relating to prior acquisition (see note 6).

The Company issued 718,702 shares of common stock to Greenshift Corporation (related party controlled by Kevin Kreisler the Company's Chairman) for $25,000 in cash and the assumption of certain accounts payable in the amount of $46,806 in the first quarter and issued 1,352,402 shares of common stock for $50,000 and the assumption of certain accounts payable of $36,831 in the second quarter. (see note 6).

The Company issued 1,979,849 shares of common stock to Viridis Capital (related party controlled by Kevin Kreisler the Company's Chairman) during the second quarter of 2005 pursuant to the completion of an anti-dilution agreement which was cancelled in August 2004.

The Company issued 1,139,248 shares of common stock to Serenity Capital (related party controlled by Lawrence Kreisler the Company's former Chairman) during the second quarter of 2005 under a anti-dilution agreement. These shares should have been issued before the anti-dilution agreement was cancelled in August of 2004.

5        FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of June 30, 2005 and December 31, 2004:

                                                                       6/30/05      12/31/04
                                                                    ------------------------

Short-term borrowings ...........................................   $   75,131   $  316,320

Current maturities of long-term debt:
   Term financing ...............................................      228,000      100,000
    Severance ...................................................      103,329      108,746
   Vehicle loans and other current obligations ..................      108,561       78,535
                                                                    ----------   ----------
     Total current maturities of long-term debt .................   $  439,890   $  287,281

Current portion of convertible debentures:
   Laurus Master Fund, 9% convertible debentures, currently due .    1,799,805    1,736,036
                                                                    ----------   ----------
Long-term debt:

   Term financing ...............................................         --        100,000
    Severance - related party ...................................      109,030      171,530
   Vehicle loans and other current obligations ..................      235,417      202,819
                                                                    ----------   ----------
     Total long-term debt, net of current maturities ............   $  344,447   $  474,349

Convertible debt, net of current portion:
   Senior loan, 10% rate convertible debenture, due March 2007 ..    1,000,000    1,000,000
   GCS debenture, 10% convertible debenture, due December 2008 ..    1,243,267    1,184,065
   Subordinate loan, 12% convertible debenture, due December 2008    1,547,500    1,547,500
                                                                    ----------   ----------
     Total Convertible debt, net of current portion .............   $3,790,767   $3,731,565

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements as of June 30, 2005 and the Company's ability to meet such obligations:

Year                                                                 Amount

2005                                                            $   2,314,826
2006                                                                1,150,926
2007                                                                   80,899
2008                                                                2,838,301
2009                                                                   65,088
                                                                -------------
Total minimum payments due under
 current and long-term obligations                              $   6,450,040
                                                                =============

                      VERIDIUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5        FINANCING ARRANGEMENTS

SHORT TERM BORROWINGS

During the first quarter 2004, the Company entered into a number of unsecured term facilities with trade vendors for outstanding accounts payable with a maturity date of December 31, 2004, Outstanding balances amounted to approximately $75,000 and $316,000 at June 30, 2005 and December 31, 2004. The unpaid balances at June 30, 2005 are in default.

TERM FINANCING

The Company has certain term financing totaling $100,000 and $200,000, at June 30, 2005 and December 31, 2004. The balance at June 30, 2005 is payable in March 2006. This obligation is secured by a first mortgage interest in the Company's Massachusetts property.

The Company has certain financing arrangement totaling $128,000 in connection with the North Country Acquisition. This entire $128,000 balance at June 30, 2005 is payable in November 2005.

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

GCS DEBENTURE

In December 2003, and in connection with the requirements of the Senior Loan, GCS' affiliates converted $1.184 million in debt into convertible preferred securities of the Company (the "GCS Debenture"). This instrument is to be paid at a rate equal to 2% of the Company's gross annual revenue on a quarterly basis, provided that such payments, together with the interest payments paid to GCS on the Senior Loan, do not exceed 30% of the Company's EBITDA for such year. These payments shall continue to be made until the sum of all such payments is equal to $1.184 million, at which time this instrument will automatically convert into 30,000 shares of Subsidiary Preferred. Any unpaid principal balance and accrued interest will be due December 19, 2008.

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

6        CHANGES IN STOCKHOLDERS' EQUITY

During the first six months of 2005, various common stock issuances for services, price protection and debt repayments were as follows: 2,666,949 shares issued to settle accounts payable amounting to $201,095; 9,631,368 shares issued under various price protection and anti-dilute agreements (the par value of these issuances were recorded as a reduction to additional paid in capital); 258,900 shares were issued to directors for participation in board meetings for $50,000; 60,000 shares were issued for services of $6,000; 250,000 shares were issued for cash proceeds of $25,000; The company also purchased 3,832,166 shares of common stock for a cash payment of $340,611 and the Company immediately retired the shares.

In September 2003, Veridium's shareholders authorized the issuance of up to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2005, the Company did not have sufficient shares of common stock authorized to accommodate conversion of all outstanding shares of preferred stock

At June 30, 2005, the Company has certain price protection and antidilution agreements in effect with certain stockholders including certain members of the board of directors.

7        COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

Veridium is party to certain  employment  agreements  with its  Chairman,  Chief
Executive Officer and Chief Compliance Officer. The agreements call for an annual base salary of $145,000, $165,000 and $145,000 respectively, and reimbursement of business expenses, use of a Company automobile, periodic bonuses, four weeks vacation and participation in any employee benefits provided to all employees of Veridium.

The employment agreements also include non-solicitation, covenants not to compete, confidentiality requirements, ethics standards, and termination provisions, including severance of one year's salary upon termination by Veridium for any reason other than fraud or willful misconduct.


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

                      VERIDIUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7        COMMITMENTS AND CONTINGENCIES (CONTINUED)

Veridium is party to a matter entitled Stern & Co. v. Veridium Corporation. The action was filed in the United State District Court for the Southern District of New York on February 2, 2005. The Complaint seeks compensatory damages of approximately $150,000, interest, attorney's fees and costs for breach of contract. The matter is in settlement negotiations. See Note 9.

Veridium is party to a matter entitled Daley v. Veridium Corporation which has been filled against the Company by a contractor's employee who was injured at the Paterson Facility while working on an emissions test in 2002. The case is in the discovery phase. The Company is represented and defended by its insurance carrier. There is a risk that a judgment may exceed the insurance limit, in which case the Company would not be able to pay and be forced to curtail or cease operations.

The Company has received a federal grand jury subpoena from the Middle District of Pennsylvania requiring the production of original records in regards to an incident that occurred in February of 2004, where a tanker truck of liquid wastes, shipped from the Company's New Jersey recycling facility by a private carrier to a destination in Pennsylvania, overheated on the highway, causing no injuries, but requiring emergency response services, including redirecting traffic. The Company is cooperating fully in the investigation.

The Company is subject to a number of complaints from the New Jersey Department of Environmental Protection ("NJDEP") related to past operations at Paterson from 1999 to 2004. The Company has reserved $350,000 to cover the assessed penalties. The NJDEP has indicated a strong desire to settle these actions in a global settlement. The Company may not have the funds available to settle the case, which could jeopardize the continuing operations of its New Jersey recycling facility.


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

Per FASB 143, Veridium has established a remediation accrual for potential costs to be incurred upon the future closure of its leased hazardous waste recycling and storage facility located at One Jasper Street in Paterson, NJ. The amounts associated with these estimates are based on and represent costs that would be incurred by a third party being retained to conduct the closure. This amount was determined to be approximately $113,000 as of June 30, 2005.

Under Veridium's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $25,000. Environmental liability insurance is carried with policy limits of $3,000,000 per occurrence and $6,000,000 aggregate.

Viridis Capital, LLC, an affiliate of Kevin Kreisler, assumed a $75,000 debt payable to Lakeland Bank and assigned this debt to GreenShift, another affiliate of Kevin Kreisler. Lakeland Bank has not released Veridium of this debt obligation.

The Company has failed to comply with certain registration requirements for stock issued to certain debt holders.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8 ACQUISITIONS Veridium follows SFAS No. 141, "Business Combinations." Under this standard, business acquisitions are accounted for under the purchase method and goodwill represents the excess of the purchase price of a business acquisition over the fair market value of the net assets acquired at the date of acquisition. The statement also requires the recognition of acquired intangible assets apart from goodwill if it arises from contractual and other legal rights. If an intangible does not arise from contractual or other legal rights, it shall be recognized as an asset apart from goodwill only if it is capable of being separated or divided from the acquired entity an sold, transferred, licensed, rented, or exchanged.

In connection with the completion of the acquisition of North Country Environmental in May 2005, Veridium recorded approximately $272,000 in goodwill, $200,000 in amortizable workforce related intangibles and $50,000 for an amortizable customer list relating to the engineering and training portion of the business. Such amortizable intangible assets have an expected useful life of ten years. This acquisition provided Veridium with the additional volume in the Field Service area to maximize potential of existing structure, as well as to add Engineering and Training to the service offerings. Operations of this acquisition from the date of acquisition through June 30, 2005 have been included in the Company's consolidated statement of operations. The following table summarizes the fair value of assets acquired and liabilities assumed for the acquisition detailed above.

Purchase Price:

Cash paid to sellers from Convertible Debenture Proceeds:
              Cash paid directly to lending facility on Line of Credit   $358,750
              Cash paid directly to seller ...........................   $ 50,000
----------------------------------------------------------------------   --------
                       Total Cash payments to seller .................   $408,750

Fair value of debt issued to sellers, per agreement ..................   $128,000
Fair value of equity issued on date of acquisition ...................   $ 75,000

Total Purchase Price .................................................   $611,750

Fair value of net assets acquired
              Current Assets .........................................   $233,853
              Property and Equipment .................................   $175,280
              Goodwill ...............................................   $271,629
              Workforce ..............................................   $200,000
              Customer List ..........................................   $ 50,000
----------------------------------------------------------------------   --------
                       Total assets acquired .........................   $930,762

Liabilities Assumed:
              Current Liabilities ....................................   $242,880
              Long Term Debt .........................................   $ 76,132
----------------------------------------------------------------------   --------
                       Total liabilities assumed .....................   $319,012

The following (unaudited) proforma consolidated results of operations have been prepared as if the acquisition of North Country Environmental, had occurred at January 1, 2005:

                                 June 30, 2005        June 30, 2004
                                 -------------        -------------
Sales ........................   $   8,330,564        $   6,795,124
Net income ...................   $    (302,386)       $    (112,832)
Net income per share - basic .   ($       0.00)       ($       0.00)
Net income per share - diluted   ($       0.00)       ($       0.00)

9             SUBSEQUENT EVENT

On June 30, 2005, Veridium entered into an agreement to acquire the assets of Marshall Environmental, Inc. ("Marshall"). Under the terms of the acquisition agreement, Veridium will acquire substantially all of Marshall's assets in return for the assumption by Veridium of liabilities totaling $150,000 and $200,000 in cash. This acquisition is expected to close on or before August 31, 2005 and is expected to add about $1.5 million in gross annualized sales to Veridium.

In connection with the legal matter Stern & Co. v. Veridium, the Company entered into a settlement for approximately $30,000.

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

OVERVIEW

Veridium Corporation is a Delaware Corporation and through its subsidiaries ("we", "our", "us", "Veridium" or the "Company"), are an environmental management company providing a variety of services to a broad client base in both the private and public sectors with a specialization in the recycling and reuse of metal and chemical hazardous wastes. We conduct business throughout the northeastern region of the United States and our services include:

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

Our business for the first six months of 2005 is broken down into 70 percent distribution, 15 percent recycling and 15 percent field services. By offering both distribution and recycling, we enable our customers to engage Veridium to manage their wastes in the most cost effective and environmentally friendly manner possible. Our environmentally friendly recycling processes produce no waste.

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

We presently operate five service centers: our recycling facility and corporate headquarters in Paterson, New Jersey; our Part B permitted TSDF in Lowell, Massachusetts, our field service operation and administrative offices in Sandwich, Massachusetts and Milford, Massachusetts; and our technical services center in Plainville, Connecticut.

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

                     Percentage of Total Revenues For the Period Ended
                     -------------------------------------------------
                                                   6/30/05    6/30/04
                     -------------------------------------------------

Revenue .......................................     100.0%    100.0%
Cost of revenue ...............................      75.9      72.7
                                                    -----     -----
   Gross profit ...............................      24.1      27.3

Selling expenses ..............................       7.3       7.7
General and administrative expenses ...........      16.5      15.5
Severance .....................................       --        5.6
                                                    -----     -----
   Total operating expenses ...................      23.8      28.8
                                                    -----     -----

Income (loss) from operations .................       0.3      (1.5)

Forgiveness of interest and finance charges ...       --        6.0
Gain on Sale of Fixed Assets ..................       --       (1.0)
Interest expense ..............................      (4.5)     (5.0)
                                                    -----     -----
   Total other income (expense) ...............      (4.5)      --
                                                    -----     -----

Income (loss) before provision for income taxes      (4.2)     (1.5)
   Provision for income taxes .................      (0.2)     (0.1)
                                                    -----     -----

Net income (loss) .............................      (4.4)     (1.6)
                                                    =====     =====

BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect, Veridium's business, including but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

Veridium is currently in default on some of its debt.

Veridium is currently in default of its Laurus Financing agreement due to its failure to register certain securities. The entire Laurus financing is now due upon demand. As of June 30, 2005 this amount totaled $1,799,805 and has not been demanded. If this amount is demanded, Veridium would have to find alternative financing or liquidate assets to satisfy the demand.

We currently do not have enough common stock authorized.

In September 2003, Veridium's shareholders authorized the issuance of up to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2005, the Company did not have sufficient shares of common stock authorized to accommodate conversion of all outstanding shares of preferred stock and convertible debentures. We will be required to hold a meeting of stockholders in order to authorize the issuance of up to 150,000,000 additional shares of common stock. If the holders of preferred stock or convertible debentures attempt to convert their securities prior to the holding of the meeting and the approval of an amendment to our Certificate of Incorporation, we will be unable to provide for the conversion of some or all of such securities. As a result, we could be liable to the holders thereof for any damages relating to our inability to satisfy our obligations to them. In addition, this could represent a default under our obligations to, among others, holders of the debentures to be registered herein. The occurrence of any of these risks could trigger lawsuits or other proceedings against the company.

The conversion of our convertible debentures, the exercise of our outstanding warrants and options and the Company's various anti-dilution and price-protection agreements could cause the market price of our common stock to fall, and may have dilutive and other effects on our existing stockholders.

The conversion of our outstanding convertible debentures, and the exercise of our outstanding warrants and options could result in the issuance of up to 7,070,348 shares of common stock, assuming all outstanding warrants and options are currently exercisable, and taken with the Company's various anti-dilution and price-protection agreements, are subject to adjustment pursuant to certain anti-dilution and price-protection provisions. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

Our external auditors have issued a going concern opinion at December 31, 2004.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $337,386 for the six months ended June 30, 2005. As of June 30, 2005 the Company had $62,857 in cash, and current liabilities exceeded current assets by $3,078,281 including $1,799,805 in liabilities that are convertible into equity. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The company received a Federal Grand Jury subpoena regarding an incident occurring in February of 2004.

The Company has received a federal grand jury subpoena from the Middle District of Pennsylvania requiring the production of original records in regards to an incident that occurred in February of 2004, where a tanker truck of liquid wastes, shipped from the Company's New Jersey recycling facility by a private carrier to a destination in Pennsylvania, overheated on the highway, causing no injuries, but requiring emergency response services, including redirecting traffic. If this investigation leads to successful legal action against the company, substantial penalties may be imposed and business may be lost, jeopardizing continuing operations at the New Jersey Recycling Facility.

The Company's New Jersey operation is subject to a number of complaints by the New Jersey Department of Environmental Protection.

The Company is subject to a number of complaints from the New Jersey Department of Environmental Protection ("NJDEP") related to past operations at Paterson from 1999 to 2004. The Company has reserved $350,000 to cover the assessed penalties. The NJDEP has indicated a strong desire to settle these actions in a global settlement. The Company may not have the funds available to settle the case, which could jeopardize the continuing operations of its New Jersey recycling facility. The company's New Jersey recycling operation is subject to a continuous operating losses.

Diligent and extensive measures continue to be taken to reduce costs and increase revenue at the Company's New Jersey Recycling Facility. If these efforts do not result in this facility operating as a profitable center in today's marketplace, it may have to be curtailed or substantially modified, including the possibility of a plant shutdown.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. While the Company realized a net loss of approximately $0.3 million during the first six months ending June 30, 2005, current liabilities exceeded current assets by approximately $3.1 million, including about $1.8 million in liabilities that are convertible into equity. This working capital deficit raises doubt about the Company's ability to continue as a going concern.

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

As described more fully in Item 1, Note 7, Commitments and Contingencies, above, we are subject to legal proceedings, which we have assumed in our consolidation process. Accruals are established for legal matters when, in our opinion, it is probable that a liabilities exists and the liability can be reasonably estimated. Estimates of the costs associated with dispute settlement are adjusted as facts emerge. Actual expenses incurred in future periods can differ materially from accruals established.

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

SIX MONTHS ENDED JUNE 30, 2005 VERSUS THE SIX MONTHS ENDED JUNE 30, 2004

Revenues

Total revenues were $3.6 million for the three months ended June 30, 2005, corresponding to a decrease of $0.1 million, or 3%, over the three months ended June 30, 2004 revenues of $3.7 million. Total revenues for the six months ended June 30, 2005 were $7.5 million corresponding to an increase of $0.7 million, or 10% over the six months ended June 30, 2004 revenues of $6.8 million. The increased revenues realized during the period were largely due to one large budgeted project.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2005 were $2.6 million, or 72% of revenue, as compared to $2.6 million, or 72% of revenue for the same period in 2004. Cost of revenues for the six months ended June 30, 2005 were $5.7 million, or 76% of revenue compared to $4.9 million, or 73% of revenue. The change in cost of revenues during the first six months of 2005 compared to 2004 was primarily due to one large budgeted lower margin project.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2005 were $0.9 million, or 25% of revenue, as compared to $1.2 million, or 34% of revenue for the same period in 2004. Selling, general and administrative expenses for the six months ended June 30, 2005 were $1.8 million, or 24% of revenue compared to $2.0 million, or 29% of revenue. The change in selling, general and administrative expenses is due to the severance of several key employees during the second quarter of 2004.

Operating results for the three months ended June 30, 2005, increased about $280,000 from an operating loss of about $190,000 from the period ending June 30, 2004. Operating results for the six months ended June 30, 2005 is an operating income of $20,545 as compared to an operating loss of $107,619.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

SIX MONTHS ENDED JUNE 30 2005 VERSUS THE SIX MONTHS ENDED JUNE 30, 2004

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2005 were $0.1 million, or 2.2% of revenue, as compared to $0.2 million, or 5.1% of revenue for the same period in 2004. Depreciation and amortization expense for the six months ended June 30, 2005 was $0.21 million or 2.8% of revenues, as compared to $0.32 million or 4.7% of revenues.

Interest Expense

Interest expenses for the three months ended June 30, 2005 were $0.17 million, or 4.9% of revenue, as compared to $0.11 million, or 3.0% of revenue for the same period in 2004. Interest expense for the six months ended June 30, 2005 were $0.34 million or 4.5% of revenue as compared to $0.34 million or 5.0% of revenue.

Net Income or Loss

Net loss for the three months ended June 30, 2005, was $0.1 million, or 2.8% of revenue, as compared to a net loss of $0.3 million, or 8.5% of revenue from the same period in 2004. The net loss for the six months ended June 30, 2005 was $0.3 million, or 4.4%, as compared to a net loss of $0.1 for the same period in 2004. On May 10, 2005, Veridium acquired the assets and certain liabilities of North Country Environmental Services and subsequently, combined this unit with EnviroSafe, our Field Services unit headquartered in Sandwich, MA. We have seen positive profitability with this acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary source of liquidity is cash provided by operating, investing and financing activities, and availability under our various credit facilities. For the six months ended June 30, 2005, net cash used by our operating activities was $1.03 million as compared to the net cash provided by operations, investing and financing activities of about $0.14 million for the same period of 2004.

Liquidity

Our operating activities during the first six months of 2005 used approximately $3,000 in cash, as compared to cash provided by operations of approximately $132,000 during the same period in 2004. We used cash provided from operating activities to fund operations and strengthen our balance sheet. We intend to use cash provided from operating, investing and financing activities to fund operations and continue to reduce debt outstanding. For the foreseeable future, we anticipate that cash generated by operating activities will be sufficient to fund operations.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At June 30, 2005 the Company had cash of approximately $63,000. This cash represents a decrease of $1,033,000 from the year ended December 31, 2004.

Cash Flows for the Six Months Ended June 30, 2005

Our operating activities during the first six months of 2005 used approximately $3,000 in cash. Accounts receivable at June 30, 2005, net of allowance for doubtful accounts, totaled $2.8 million as compared to the December 31, 2004, balance of $2.4 million. Accounts payable at June 30, 2005 totaled $2.5 million as compared to the December 31, 2004, balance of $2.3 million. Accrued expenses at June 30, 2005 totaled $1.3 million as compared to the December 31, 2004 balance of $1.1 million. These increases and decreases are a result of normal operational activity.

For the six months ended June 30, 2005, Veridium used $0.25 million from investing activities, and we used net cash from financing of $0.78 million. We used these funds to further provide working capital for operations. Our financing arrangements are discussed in more detail in Item 1, Note 5, Financing Arrangements, above.

The Company had a negative working capital position of $3.1 million at June 30, 2005, of which convertible debentures accounted for approximately $1.8 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

STOCKHOLDER MATTERS

Stockholders' equity was $1.1 million at June 30, 2005, or $0.03 per share outstanding, as compared to $1.1 million at December 31, 2004, or $0.03 per share outstanding. Stockholders' remained unchanged during the period.

In September 2003, Veridium's shareholders authorized the issuance of up to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2005, the Company did not have sufficient shares of common stock authorized to accommodate conversion of all outstanding shares of preferred stock

GreenShift Corporation ("GreenShift"), an affiliate of Kevin Kreisler, the Company Chairman, has an anti-dilution agreement in place to maintain its ownership percentage (relative to the acquisition by GreenShift of 750,000 shares of the Company's Series C Preferred Stock for $1.5 million in December
2004) at about 25% of the outstanding capital stock of the Company; the terms of the December 2004 GreenShift investment also provide for price protection in the amount of $1.5 million. Mr. Kreisler additionally has price protection rights relative to his purchase and conversion into restricted preferred stock of approximately $1.0 million of the Company's debt in December 2004. As of June 30, 2005, no additional shares were due under these agreements.

ANTI-DILUTION AND PRICE PROTECTION AGREEMENTS

James Green has an anti-dilution agreement in place to maintain his ownership percentage at 10% of the outstanding capital stock of the Company until December 31, 2005. Mr. Green additionally has price protection rights relative to the Company's May 2003 acquisition from Mr. Green of EnviroSafe Corp., in the approximate amount of $283,000. During 2004 and 2003, Mr. Green received 180,000 shares of the Company's Series B Preferred Stock and 3.6 million shares of the Company's common stock, respectively, pursuant to these agreements. As of June 30, 2005, no additional shares were due under these agreements. In connection with the issuance of these shares, the Company has adjusted the par value and paid in capital.

Richard Krablin has an anti-dilution agreement in place to maintain his ownership percentage at 3% of the outstanding capital stock of the Company. During 2004 and 2003, Mr. Krablin received 47,383 shares of the Company's Series B Preferred Stock and 245,000 of the Company's common stock, respectively, pursuant to this agreement. As of June 30, 2005, no additional shares were due under this agreement. In connection with the issuance of these shares, the Company has adjusted the par value and paid in capital.

In addition to the agreements detailed above, four shareholders had price protection agreements totaling about $150,000 as of June 30, 2005, corresponding to an expected additional 1,650,000 shares of common stock. This amount depends on a variety of factors including market price for the Company's common stock and whether any cash payments are made.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

OFF BALANCES SHEET ARRANGEMENTS

Viridis Capital, LLC, an affiliate of Kevin Kreisler, assumed a $75,000 debt payable to Lakeland Bank and assigned this debt to GreenShift, another affiliate of Kevin Kreisler. Lakeland Bank has not released Veridium of this debt obligation.

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


VERIDIUM CORPORATION
By:             /S/      KEVIN E. KREISLER
                --------------------------
                         KEVIN E. KREISLER
                         Chairman
Date:                    August 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                /S/      JAMES F. GREEN
                -----------------------
By:                      JAMES F. GREEN
                         President and Chief Executive Officer
Date:                    August 15, 2005

                /S/      MICHAEL J. DESROSIERS
                -----------------------------
By:                      MICHAEL J. DESROSIERS
                         Chief Financial Officer
Date:                    August 15, 2005

                /S/      RICHARD KRABLIN
                ------------------------
By:                      RICHARD KRABLIN
                         Secretary and Chief Compliance Officer
Date:                    August 15, 2005

                         JAMES HANRAHAN
                         Director
Date:                    August 15, 2005

                         STEPHEN LEWEN
                         Director
Date:                    August 15, 2005

                /S/      KEVIN E. KREISLER
                --------------------------
By:                      KEVIN E. KREISLER
                         Attorney-In-Fact
Date:                    August 15, 2005