Form 10QSB
period 2005-09-30
VERIDIUM CORP
filed 2005-11-18
CIK 1269127

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2005

COMMISSION FILE NO.: 0-50469

VERIDIUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	59-3764931
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 JASPER STREET, PATERSON, NEW JERSEY	07522
(Address of principal executive offices)	(Zip Code)

(973) 942-7700
(Registrant’s telephone number including area code)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes	No	X

The number of outstanding shares of common stock as of November 15, 2005 was 47,522,410.

Transitional Small Business Disclosure Format:
Yes	No	X

VERIDIUM CORPORATION
QUARTERLY REPORT ON FORM 10QSB
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED FOR SEPTEMBER 30, 2005 AND 2004)

VERIDIUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004
	9/30/05	12/31/04
ASSETS:
Current assets:
Cash	$59,048	$1,096,327
Accounts receivable, net	2,611,901	2,147,525
Prepaid expenses and other current assets	334, 515	244,396
Net current assets of discontinued operations	182,896	352,135
Total current assets	3,188,360	3,840,383

Property and equipment, net	1,309,387	1,443,913

Other Assets:
Net noncurrent assets of discontinued operations	--	2,753,332
Deposits	104,499	15,700
Permits, net	191,958	183,365
Customer List	47,915	--
Goodwill	4,492,391	4,020,762
Total other assets	4,836,763	6,973,159

TOTAL ASSETS	$9,334,510	$12,257,455

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Short term borrowings	$56,964	$316,320
Accounts payable	2,032,994	1,891,370
Accrued expenses	668,267	602,851
Current maturities of long-term debt	606,274	178,534
Current portion of convertible debentures	2,025,742	1,736,036
Current liabilities of discontinued operations	1,209,763	1,318,141
Total current liabilities	6,600,004	6,043,162

Long-term debt, net of current maturities	280,631	302,819
Convertible debentures, net of current portion	3,820,368	3,731,565
Noncurrent liabilities of discontinued operations	82,702	201,707
Other liabilities	18,485	18,485
Total long term liabilities:	4,202.186	4,254,576

Total liabilities:	10,802,190	10,297,738

Total Minority Interest in discontinued operations	825,000	825,000

Stockholders’ equity:
Preferred stock, $0.001 par value:
Series A: 1,881,366 shares authorized issued and outstanding	1,881	1,881
Series B: authorized 1,801,218 shares; and 1,761,218 issued and outstanding in 2005 and 2004	1,761	1,761
Series C: authorized 750,000 shares; 750,000 shares issued and outstanding	750	750

Common stock, $0.001 par value, 50,000,000 authorized; 47,522,410 and 33,849,132 shares issued for 2005 and 2004, respectively	47,522	33,849

Additional paid-in capital	35,284,960	35,278,025
Accumulated deficit	(37,565,800)	(33,942,795)
Treasury stock at cost, 161,266 shares of common stock, for 2005 and 2004	(63,754)	(63,754)
Common Stock Subscription Receivable, 2,078,533 shares in 2004	--	(175,000)
Total stockholders’ (impairment) equity	(2,292,680)	1,134,717

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,334,510	$12,257,455

The notes to the Consolidated Financial Statements are an integral part of these statements.

VERIDIUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
AND 2004 (UNAUDITED)

	For the three months ending		For the nine months ending
	9/30/05	9/30/04	9/30/05	9/30/04

Revenues:	$3,390,833	$2,658,265	$10,220,274	$7,993,236
Cost of Revenues	1,918,965	1,932,414	6,914,634	5,837,654
Gross profit	1,471,868	725,851	3,305,640	2,155,582

Operating expenses:
Selling expenses	244,741	269,571	746,718	751,721
General and Administrative	616,014	501,735	1,786,610	1,266,114

Total operating expenses	860,755	771,306	2,533,328	2,017,835

Operating (loss) income	611,121	(45,455)	772,312	137,747

Other income (expense):
Forgiveness of interest and finance charges		73,950	67,197	413,230
Amortization of Deferred Financing Costs		(70,968)		(70,968)
Interest expense	(181,901)	(146,829)	(514,051)	(537,075)
Total other income (expense), net	(181,901)	(143,847)	(446,854)	(194,813)

Income (Loss) before provision for income taxes	429,220	(189,302)	325,458	(57,066)

Provision for income taxes, net	(598)	(1,427)	(14,445)	(10,160)

Income(loss) from Continuing Operations	$428,622	$(190,729)	$311,013	$(67,226)

Discontinued Operations	(3,714,240)	(285,530)	(3,934,018)	(517,069)

Net Loss	(3,285,618)	(476,259)	(3,623,005)	(584,295)

Earnings (loss) per share attributable to common shareholders - continuing operations	$0.01	$(0.02)	$0.01	$(0.02)

Loss per share attributable to common shareholders - discontinued operations	$(0.08)	$(0.02)	$(0.10)	$(0.02)

Loss per share attributable to commonshareholders - net loss per share	$(0.07)	$(0.02)	$(0.09)	$(0.02)

Weighted average shares of common stock outstanding basic and Dilutive	47,094,043	26,008,733	41,429,503	26,008,733

The notes to the Consolidated Financial Statements are an integral part of these statements.

VERIDIUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
AND SEPTEMBER 30, 2004 (UNAUDITED)

	9/30/05	9/30/04

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,623,005)	$(584,295)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	76,477	94,314
Amortization of deferred financing costs	--	141,934
Equity issued in exchange for services rendered	143,904	--
Provision for doubtful accounts	(3,324)	(4,716)
Interest paid directly from lender	88,803	37,917
Gain on Sale of Fixed Assets	(3,042)	--
Gain on forgiveness of debt	(67,197)	--
Change in discontinued operations	3,507,725	451,149
Changes in assets and liabilities,
Accounts receivable	(263,998)	(215,350)
Inventories	--	3,414
Prepaid expenses and other current assets	(90,119)	(243,686)
Accounts payable	(53,359)	248,389
Accrued expenses	(159,801)	(64,293)

Net cash (used in) provided by operating activities	(446,936)	(135,223)

CASH FLOWS FROM INVESTING ACTIVITIES

Change in deposit	(88,799)	(2,400)
Additional Permit	(16,500)	--
Proceeds from Sale of Fixed Assets	3,042	--
Additions to and acquisition of property, plant and equipment	(135,440)	--

Net cash used in investing activities	(237,697)	(2,400)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment to factor, Net	--	(11,772)
Repayment of short-term borrowings	(192,159)	(258,461)
Repayment of current maturities of long-term debt, net	(125,394)	(105,391)
Proceeds of Term Financing	137,775	--
Proceeds from long-term convertible debentures	--	543,372
Proceeds from collection of stock subscription receivable	175,000	--
Proceeds from sale of common stock	75,000	5,000
Purchase of treasury stock	(340,624)	(50,526)
Repayment of Laurus Financing	(82,244)	--
Repayment of Subordinate Loan	--	(45,829)
Repayment of Convertible Debenture	--	(15,000)
Deferred Financing Cost Incurred	--	(20,000)

Net cash (used in) provided by financing activities	(352,646)	133,551

(Decrease) Increase in cash	(1,037,279)	(4,072)

Cash at beginning of period	1,096,327	89,392

Cash at end of period	$59,048	$85,320

The notes to the Consolidated Financial Statements are an integral part of these statements.

VERIDIUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)
AND SEPTEMBER 30, 2004 (UNAUDITED)

	9/30/05	9/30/04
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$168,907	$338,314

Supplemental disclosure of non-cash investing and financing activities:
Equity issued for deferred financing costs	$--	$82,500
Equity issued to settle accounts payable	265,118	--
Payment of Subordinate Loan with common stock	--	454,171
Payment of Subordinate Loan with proceeds of Laurus Financing	--	500,000
Payment of CCS Debenture with proceeds of Laurus Financing	--	250,000
Payment of Term Financing with proceeds of Laurus Financing	--	100,000
Payment of Accounts-Receivable Factor with proceeds of Laurus Financing	--	470,762
Prepaid expenses paid with proceeds of Laurus Financing	--	16,945
Interest expense paid with proceeds of Laurus Financing	--	12,917
Deferred financing costs paid with proceeds of Laurus Financing	--	179,876
Deferred financing costs associated with Stock Issuances	--	50,000
Issuance of warrants for deferred financing costs	--	489,229
Deferred financing costs issued in connection with subordinate loan	--	30,500
Acquisition of equipment with long term debt	--	120,998
Settlement of accounts payable with short term notes	--	603,914
Issuance of Common Stock	--	--
Incurrence of Term financing	178,000	--
Incurrence of convertible debentures (Laurus Master Fund)	408,750	--

The notes to the Consolidated Financial Statements are an integral part of these statements.

VERIDIUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The consolidated interim financial statements included herein have been prepared by Veridium Corp. (“Veridium” or “the Company”), pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and assumptions will also affect the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ materially based on any changes in the estimates and assumptions that the Company uses in the preparation of its financial statements. Actual results could differ materially from these estimates and assumptions due to changes in environmental-related regulations or future operational plans, and the inherent imprecision associated with estimating such future matters. Results of interim periods are not necessarily indicative of the results that may be expected for the entire year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $3,623,005 for the nine months ended September 30, 2005. As of September 30, 2005 the Company had $59,048 in cash, and current liabilities exceeded current assets by $3,411,644 including $2,025,742 in liabilities that may be convertible into equity. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that it will begin to operate profitably due to improved operational results and cost cutting practices, including the closure of the Paterson, New Jersey recycling facility, which was straddled with continued operating losses. The Company is working diligently to eliminate its working capital deficits and net losses. However, at this time, it can not be determined if the company will be successful in this regard. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

2.	CERTAIN ACCOUNTING POLICIES

References to the “FASB”, “SFAS” and “SAB” herein refer to the “Financial Accounting Standards Board,”“Statements of Financial Accounting Standards,” and the “SEC Staff Accounting Bulletin,” respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is not anticipated to have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued FASB statement No. 153 ("SFAS 153"). SFAS 153 addresses accounting for non-monetary transactions. The adoption of this standard is not anticipated to have a material impact on the Company’s results of operations or financial position.

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

VERIDIUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	CERTAIN ACCOUNTING POLICIES (continued)

The Company has adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expenses. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

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

	For the Three Months Ending		For the Nine Months Ending
	9/30/05	9/30/04	9/30/05	9/30/04
Net loss	$(3,285,618)	$(476,259)	$(3,623,005)	$(585,078)
Less: stock based employee compensation expense determined under the fair value method for all awards	--	--	--	--
Pro forma net loss	(3,285,618)	(476,259)	(3,623,005)	(585,078)
Basic and diluted net loss per common share, as reported	(0.07)	(0.02)	(0.09)	(0.02)
Pro forma basic and diluted net loss per common share	(0.07)	(0.02)	(0.09)	(0.02)

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for its goodwill and intangible assets pursuant to SFAS No. 142, Goodwill and Other Intangible Assets.  Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms.  Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology.

Intangibles with definitive lives consist primarily of patents, which have useful lives and are subject to impairment testing in the event or certain indicators.  Impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. The value of the patents were determined to be impaired during September 2004 and the entire balance of $1.7 million was written off in the current period. Since they were deemed to be contingent on the operation of the Paterson, New Jersey facility the decision to close down this facility has rendered the accompanying patents useless.

VERIDIUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	SEGMENT INFORMATION

The Company operates in a single segment as a full service provider of environmental services within the United States of America.

4.	RELATED PARTY TRANSACTIONS

The Company had utilized the services of Candent Corporation (formerly Cyngularity Corporation), for development and administration of various management information systems. Candent is majority-owned by the Company’s Chairman’s spouse. Such services approximated $44,100 and $30,400 for the nine-month period ended September 30, 2005 and 2004. The Company also issued 2,016,578 shares in the first and second quarter to Candent in full settlement of invoices relating to the development and operations of the Company’s computer systems and under a price protection agreement. The Company no longer utilizes the services of Candent Corporation

The Company issued 1,000,000 shares of common stock to James Green (chief executive officer) during the first quarter of 2005 under a price protection agreement relating to a prior acquisition (see note 6).

The Company issued 718,702 shares of common stock to Greenshift Corporation (related party controlled by Kevin Kreisler the Company’s Chairman) for $25,000 in cash and the assumption of certain accounts payable in the amount of $46,806 in the first quarter and issued 1,352,402 shares of common stock for $50,000 and the assumption of certain accounts payable of $36,831 in the second quarter. (see note 6).

The Company issued 1,979,849 shares of common stock to Viridis Capital (related party controlled by Kevin Kreisler the Company’s Chairman) during the second quarter of 2005 pursuant to the completion of an anti-dilution agreement which was cancelled in August 2004.

The Company issued 1,139,248 shares of common stock to Serenity Capital (related party controlled by Lawrence Kreisler, the Company’s former Chairman) during the second quarter of 2005 under an anti-dilution agreement. These shares should have been issued before the anti-dilution agreement was cancelled in August of 2004.

The Company issued an interest bearing (8%) convertible term note payable due in one year in the amount of $280,196 to GreenShift Corporation (a related party controlled by Kevin Kreisler, the Company Chairman) for payments to satisfy debt of the Company.

5.	FINANCING ARRANGEMENTS

The following is a summary of the Company’s financing arrangements as of September 30, 2005 and December 31, 2004:

	9/30/05	12/31/04

Short-term borrowings	$56,964	$316,320

Current maturities of long-term debt:
Term financing	228,000	100,000
Liabilities of discontinued operations	1,209,763	1,318,141
Severance	--	108,746
Vehicle loans and other current obligations	378,274	78,535
Total current maturities of long-term debt	$1,816,037	$1,605,422

Current portion of convertible debentures:
Laurus Master Fund, 9% convertible debentures, currently due	2,025,742	1,736,036

Long-term debt:
Term financing	--	100,000
Liabilities of discontinued operation	82,702	201,707
Severance - related party	--	171,530
Vehicle loans and other current obligations	280,631	202,819
Total long-term debt, net of current maturities	$363,333	$676,056

Convertible debt, net of current portion:
Senior loan, 10% rate convertible debenture, due March 2007	1,000,000	1,000,000
GCS debenture, 10% convertible debenture, due December 2008	1,272,868	1,184,065
Subordinate loan, 12% convertible debenture, due December 2008	1,547,500	1,547,500
Total Convertible debt, net of current portion	$3,820,368	$3,731,565

The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements as of September 30, 2005 and the Company’s ability to meet such obligations:

VERIDIUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FINANCING ARRANGEMENTS (CONTINUED)

Year	Amount

2005	$3,898,743
2006	149,085
2007	1,090,010
2008	2,859,055
2009	85,551
Total minimum payments due under current and long-term obligations	$8,082,444

SHORT TERM BORROWINGS

During the first quarter 2004, the Company entered into a number of unsecured term facilities with trade vendors for outstanding accounts payable with a maturity date of December 31, 2004, outstanding balances amounted to approximately $57,000 and $316,000 at September 30, 2005 and December 31, 2004. The unpaid balances at September 30, 2005 are in default.

TERM FINANCING

The Company has certain term financing totaling $100,000 and $200,000, at September 30, 2005 and December 31, 2004. The balance at September 30, 2005 is payable in March 2006. This obligation is secured by a first mortgage interest in the Company’s Massachusetts property.

The Company has certain financing arrangement totaling $128,000 in connection with the North Country Acquisition. This entire $128,000 balance at September 30, 2005 is payable in November 2005.

SENIOR LOAN

On December 19, 2003, the Company closed on the first installment of the Senior Loan with GCS Investments, LLC (“GCS”). The Senior Loan is structured as a term loan with a principal of $1.5 million that matures and renews annually, and bears interest at 10% per year. Payments are of interest only and are payable monthly. The Senior Loan is collateralized by the stock of the Jones and Enviro-Safe subsidiaries, and has a UCC filing on the equipment. Conditions precedent of this financing included the conversion of the majority of the Company's pre-consolidation debt and other liabilities into various forms of equity, including all obligations due to the Company's officers and its related parties for loans extended to the Company, deferred salaries, price-protection agreements in relation to previous loans and deferred salaries and any other and all liabilities due to the Company's officers and related parties. Additionally required were a cash-based management contribution, the unconditional personal guarantee of the Company's Chairman and the conversion by GCS affiliate of $1.184 million in debt into the GCS Debenture (see below). The Senior Loan is convertible into common stock of the Company at 100% of market at the time of any such conversion. The Company received $1.2 million of the funds under the Senior Loan in 2003 and the balance of $0.3 million in January 2004. The Senior Loan was decreased to a principal balance of $1.0 million in March 2004 in connection with the Laurus Financing (see below). GCS entered into a subordination agreement with the Laurus Funds in connection with the completion of the Laurus Financing.

GCS DEBENTURE

In December 2003, and in connection with the requirements of the Senior Loan, GCS’ affiliates converted $1.184 million in debt into convertible preferred securities of the Company (the “GCS Debenture”). This instrument is to be paid at a rate equal to 2% of the Company’s gross annual revenue on a quarterly basis, provided that such payments, together with the interest payments paid to GCS on the Senior Loan, do not exceed 30% of the Company’s EBITDA for such year. These payments shall continue to be made until the sum of all such payments is equal to $1.184 million, at which time this instrument will automatically convert into 30,000 shares of Subsidiary Preferred. Any unpaid principal balance and accrued interest will be due December 19, 2008.

SUBORDINATE LOAN

The Company entered into an agreement to purchase their obligations due under the notes issued in connection with the purchase of the Environmental Services Division of R.M. Jones & Co., Inc. (“Jones”) with a principal balance of $2.017 million in exchange for 1.25 million shares of common stock and $0.5 million. The Company’s rights under the agreement were assigned to GCS in March 2004 in connection with the Company’s completion of the Laurus financing (see below). GCS received $0.5 million from the Laurus funding as a repayment of their Senior Loan and acquired about $1.5 million of this loan under the above agreement. The Subordinate Loan is collateralized by the stock of the Jones and Enviro-Safe subsidiaries, and has a UCC filing on the equipment.

VERIDIUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FINANCING ARRANGEMENTS (CONTINUED)

LAURUS FINANCING

On March 31, 2004, Veridium closed on a revolving fixed price convertible facility in the amount of $1.75 million with the Laurus Master Fund (the "Laurus Financing"). Structured like standard receivables based line of credit, this facility carries interest at prime plus 5%, subject to a floor of 9%, and a term of three years. This debt can be converted into equity at a fixed conversion price equal to $0.43 per share. The proceeds of the Laurus Financing were used to complete Veridium's recapitalization process and to stimulate increased cash flows from operations. Specifically, these proceeds were used to (a) repurchase receivables sold under a factoring agreement ($0.5 million), (b) payment on the Subordinate Loan for $0.5 million, and (c) pay down the CCS Debenture by $0.25 million. Simultaneously with the closing of this financing, Veridium additionally paid $0.5 million of the Subordinate Loan in the form restricted common stock (1.25 million shares) and assigned GCS the balance of the Subordinate Loan, $1.517 million, in return for a reduction of the Senior Loan of $0.5 million. Veridium is currently in default of this agreement due to its failure to register certain stock and debentures.

6.	CHANGES IN STOCKHOLDERS’ EQUITY

During the first nine months of 2005, various common stock issuances for services, price protection and debt repayments were as follows: 4,135,194 shares issued to settle accounts payable amounting to $293,448; 10,437,429 shares issued under various price protection and anti-dilution agreements (the par value of these issuances were recorded as a reduction to additional paid in capital); 258,900 shares were issued to directors for participation in board meetings for $50,000; 60,000 shares were issued for services of $6,000; 250,000 shares were issued for cash proceeds of $25,000; The company also purchased 3,832,166 shares of common stock for a cash payment of $340,611 and the Company immediately retired the shares.

In September 2003, Veridium's shareholders authorized the issuance of up to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2005, the Company did not have sufficient shares of common stock authorized to accommodate conversion of all outstanding shares of preferred stock

At September 30, 2005, the Company has certain price protection and antidilution agreements in effect with certain stockholders including certain members of the board of directors.

7.	COMMITMENTS AND CONTINGENCIES

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

The employment agreements also include non-solicitation, covenants not to compete, confidentiality requirements, ethics standards, and termination provisions, including severance of one year’s salary upon termination by Veridium for any reason other than fraud or willful misconduct.

LEGAL PROCEEDINGS

Veridium is party to the matter entitled Kerns Manufacturing Corp. v. KBF Pollution Management Inc. The action was filed in the Supreme Court of the State of New York, August 14, 2003. The verified complaint seeks performance of certain agreements between the plaintiffs and KPMI and VEC, plus attorney’s fees and costs. The matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time. This matter relates to recent acquisition of Vulcan Waste Systems, Inc. from Kerns Manufacturing Corp. and the breach by Kerns of the terms and conditions of the relevant acquisition agreement. Veridium incurred a loss in December 31, 2003 on its write-off of $1,890,000 of idle equipment connected to this transaction. 1,350,000 shares of restricted common stock related to the Vulcan acquisition remain outstanding which shares Veridium is seeking to have cancelled. Veridium is currently pursuing the reversal of this acquisition and seeking the return of the common stock issued.

VERIDIUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Veridium was party to a matter entitled Stern & Co. v. Veridium Corporation. The action was filed in the United State District Court for the Southern District of New York on February 2, 2005. The Complaint sought compensatory damages of approximately $150,000, interest, attorney's fees and costs for breach of contract. The matter was settled in the third quarter for $30,000.

Veridium is party to a matter entitled Daley v. Veridium Corporation which has been filled against the Company by a contractor’s employee who was injured at the Paterson Facility while working on an emissions test in 2002.  The case is in the discovery phase.  The Company is represented and defended by its insurance carrier.  There is a risk that a judgment may exceed the insurance limit, in which case the Company would not be able to pay and be forced to curtail or cease operations. The amount of the loss can not be reasonably estimated at this time.

The Company has received a federal grand jury subpoena from the Middle District of Pennsylvania requiring the production of original records in regards to an incident that occurred in February of 2004, where a tanker truck of liquid wastes, shipped from the Company's New Jersey recycling facility by a private carrier to a destination in Pennsylvania, overheated on the highway, causing no injuries, but requiring emergency response services, including redirecting traffic. The Company is cooperating fully in the investigation. The amount of any loss can not be reasonably estimated at this time.

The Company is subject to a number of complaints from the New Jersey Department of Environmental Protection (“NJDEP”) related to past operations at Paterson from 1999 to 2004.  The Company has reserved $250,000 to cover the assessed penalties.  The NJDEP has indicated a strong desire to settle these actions in a global settlement and Veridium is NJDEP expect a final settlement at the reserve amount in the fourth quarter of 2005.

Veridium is party to a lawsuit brought by Interchange Capital Corporation to recover unpaid financing on certain capital equipment at our Paterson, New Jersey recycling facility. Interchange claims approximately $100,000 is owed. The company is responding to the claims. The amount of any loss can not be reasonably estimated at this time.

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

Per FASB 143, Veridium has established a remediation accrual for potential costs to be incurred upon the future closure of its leased hazardous waste recycling and storage facility located at One Jasper Street in Paterson, NJ. The corporation recognized the fair value of the liability for its assets retirement obligation. As of September 30, 2005, the fair value of the obligation was estimated to be $115,000. These estimated costs were recorded as an increase in the gross book value of property, plant and equipment with a corresponding increase in the asset retirement obligation. Accretion expense, resulting from the increase in the present value of the liability due to the passage in time, is recorded in the amount of $7,000 for the nine months ended September 30, 2005.

The change in asset retirement obligation for 2005 is as follows:

Opening Balance 1/1/2005	$108,000

Accretion Expense	7,000

Ending Balance 9/30/05	$115,000

Under Veridium's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $25,000. Environmental liability insurance is carried with policy limits of $3,000,000 per occurrence and $6,000,000 aggregate.

VERIDIUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Viridis Capital, LLC, an affiliate of Kevin Kreisler, assumed a $75,000 debt payable to Lakeland Bank and assigned this debt to GreenShift, another affiliate of Kevin Kreisler. Lakeland Bank has not released Veridium of this debt obligation.

The Company has certain capital lease arrangements totaling $48,304 as part of the discontinued operations. These capital leases are currently in default.

The Company has failed to comply with certain registration requirements for stock issued to certain debt holders.

8.	ACQUISITIONS

Veridium follows SFAS No. 141, “Business Combinations.” Under this standard, business acquisitions are accounted for under the purchase method and goodwill represents the excess of the purchase price of a business acquisition over the fair market value of the net assets acquired at the date of acquisition. The statement also requires the recognition of acquired intangible assets apart from goodwill if it arises from contractual and other legal rights. If an intangible does not arise from contractual or other legal rights, it shall be recognized as an asset apart from goodwill only if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged.

North Country Environmental was a full service environmental contracting company serving industrial, commercial, institutional, and government accounts. In connection with the completion of the acquisition of 100% of the voting equity of North Country Environmental in May 2005, Veridium recorded approximately $472,000 in goodwill and $50,000 for an amortizable customer list relating to the engineering and training portion of the business. Such amortizable intangible assets have an expected useful life of ten years. This acquisition provided Veridium with the additional volume in the Field Service area to maximize potential of existing structure, as well as to add Engineering and Training to the service offerings. Operations of this acquisition from the date of acquisition through September 30, 2005 have been included in the Company’s consolidated statement of operations. The following table summarizes the fair value of assets acquired and liabilities assumed for the acquisition detailed above.

Purchase Price:

Cash paid to sellers
Cash paid directly to lending facility on Line of Credit	$358,750
Cash paid directly to seller	$50,000
Total Cash payments to seller	$408,750

Fair value of debt issued to sellers, per agreement	$128,000
Fair value of equity issued on date of acquisition (982,759 shares of common)	$75,000

Total Purchase Price	$611,750

Fair value of net assets acquired
Current Assets	$233,853
Property and Equipment	$175,280
Goodwill	$471,629
Customer List	$50,000
Total assets acquired	$930,762

Liabilities Assumed:
Current Liabilities	$242,880
Long Term Debt	$76,132
Total liabilities assumed	$319,012

VERIDIUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following (unaudited) pro-forma consolidated results of operations have been prepared as if the acquisition of North Country Environmental had occurred at the beginning of the periods presented:

	September 30, 2005	September 30, 2004
Sales	$11,297,740	$9,343,236
Income (loss) from continuing operations	$(637,464)	$(494,295)
Net loss per share - basic and diluted	($ 0.07)	($ 0.02)

9.	SUBSEQUENT EVENTS

DISCONTINUED OPERATIONS - AMERICAN METALS RECOVERY CORPORATION

On October 24, 2005, the Veridium Board of Directors adopted a plan to close the Paterson, New Jersey recycling facility operated by American Metals Recovery Corporation (“AMRC”). The decision to terminate operations at the Paterson facility was made due to overall economic factors, in particular the decreasing volume of inorganic, metal-bearing wastes suitable for recycling. AMRC has ceased accepting waste and will remove all hazardous waste from the facility. AMRC will dispose of all of the equipment and clean the facility as required by regulation and surrender the premises by December 31, 2005. All costs associated with the closure will be incurred by December 31, 2005.

The results of the recycling business are recorded as discontinued operations, of which the components are as follows:

	9 Months Ended	9 Months Ended
	9/30/2005	9/30/2004

Net Revenues	1,252,814	2,858,576
Cost of Revenues	1,899,936	2,547,865
Gross Margin	(647,122)	310,711

Selling, General and Administrative	314,768	803,223
Impairment of assets	2,958,876
Operating Loss	(3,920,766)	(492,512)

Other Income/Expenses	(13,252)	(24,557)

Loss from Discontinued Operations	(3,934,018)	(517,069)

(a)	The results presented above for 2005 and 2004 include the operating activity for the recycling operation for the entire nine months.

The assets and liabilities of the recycling business were reported as assets and liabilities of discontinued operations at September 30, 2005. The net fixed assets and the net intangible assets totaling $2,958,876, below were written down to zero based upon the assets and intangibles were site specific to our Paterson, New Jersey facility. Also, as of September 30, 2005, a portion of the discontinued operations assets are being used as collateral against certain outstanding Veridium debt instruments.

VERIDIUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SUBSEQUENT EVENTS (CONTINUED)

Current assets of discontinued operations:
Accounts Receivables	156,956
Inventory	3,383
Other current assets	22,557
Total current assets of discontinued operations	182,896

Net noncurrent assets of discontinued operations:
Net fixed assets	1,187,333
Net intangible assets	1,771,543
Less: recognition of impairment	(2,958,876)
Total noncurrent assets of discontinued operations	--

Total Assets of discontinued operations	182,896

Current liabilities of discontinued operations:
Accounts Payable	530,775
Accrued and other current liabilities	678,988
Total current liabilities of discontinued operations	1,209,763

Net noncurrent liabilities of discontinued operations:
Other long term liabilities	82,702

Total noncurrent liabilities of discontinued operations	1,292,465

Total minority interest in discontinued operations	825,000

Total net assets of discontinued operations:	1,024,307

INCREASE IN AUTHORIZED STOCK

On November 7, 2005 Veridium filed a Certificate of Amendment of its Certificate of Incorporation. The amendment increased the number of authorized shares of common stock from 50,000,000 to 250,000,000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,”“expects,”“intends,”“anticipates,”“plans to,”“estimates,”“projects,” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2004.

OVERVIEW

Veridium Corporation is a Delaware Corporation and through its subsidiaries ("we", "our", "us", "Veridium" or the "Company"), are an environmental management company providing a variety of services to a broad client base in both the private and public sectors with a specialization in the transportation, disposal and remediation of hazardous wastes. We conduct business throughout the northeastern region of the United States and our services include:

•	Environmental Services - we provide transportation, distribution, recycling and disposal services specific to the materials and processes of our clients, for a wide range of industrial wastes.
•	Field Services - we provide remedial, industrial cleaning and other related services for our clients at their sites and facilities.

Our business for the first nine months of 2005 is broken down into 80 percent distribution and 20 percent field services. By offering both distribution and field service services, we enable our customers to engage Veridium to manage their wastes in the most cost effective and environmentally friendly manner possible.

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

Veridium operates through its subsidiary, Veridium Environmental Corporation ("VEC"). VEC, in turn, is the sole owner of (1) ESD, the sole owner of Jones Environmental Services (North East), Inc., our Massachusetts-based RCRA Part B TSD facility, and (2) ESC, our field service company. All commercial activities are conducted through these subsidiaries.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The table and below discussions should be read in conjunction with Item 1, Financial Statements, of this report.

	Percentage of Total Revenues For the Period Ended
	9/30/05	9/30/04

Revenue	100.0%	100.0%
Cost of revenue	67.7	73.0
Gross profit	32.3	27.0

Selling expenses	7.3	9.4
General and administrative expenses	17.5	15.8
Total operating expenses	24.8	25.2

Income (loss) from operations	7.5	1.8

Forgiveness of interest and finance charges	--	5.2
Gain on Sale of Fixed Assets	--	(0.8)
Interest expense	(5.0)	(6.7)
Total other income (expense)	(5.0)	(2.3)

Income (loss) before provision for income taxes	2.5	(0.5)
Provision for income taxes	(0.0)	(0.0)

Net income (loss) from continuing operations	2.5	(0.5)
Discontinued operations	(38.5)	(6.5)

Net (loss) Income	(36.0)	(7.0)

BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect, Veridium’s business, including but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

Veridium is currently in default on some of its debt.

Veridium is currently in default of its Laurus Financing agreement due to its failure to register certain securities. The entire Laurus financing is now due upon demand. As of September 30, 2005 this amount totaled $2,025,742 and has not been demanded. If this amount is demanded, Veridium would have to find alternative financing or liquidate assets to satisfy the demand.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The conversion of our convertible debentures, the exercise of our outstanding warrants and options and the Company’s various anti-dilution and price-protection agreements could cause the market price of our common stock to fall, and may have dilutive and other effects on our existing stockholders.

The conversion of our outstanding convertible debentures, and the exercise of our outstanding warrants and options could result in the issuance of up to 7,070,348 shares of common stock, assuming all outstanding warrants and options are currently exercisable, and taken with the Company’s various anti-dilution and price-protection agreements, are subject to adjustment pursuant to certain anti-dilution and price-protection provisions.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $ 3,623,005 for the nine months ended September 30, 2005. As of September 30, 2005 the Company had $59,048 in cash, and current liabilities exceeded current assets by $ 3,411,644 including $2,025,742 in liabilities that are convertible into equity. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company’s New Jersey operation is subject to a number of complaints by the New Jersey Department of Environmental Protection.

The Company is subject to a number of complaints from the New Jersey Department of Environmental Protection (“NJDEP”) related to past operations at Paterson from 1999 to 2004.  The Company has reserved $250,000 to cover the assessed penalties.  The NJDEP has indicated a strong desire to settle these actions in a global settlement and Veridium has worked with the NJDEP to settle at this amount. This agreement is almost completed.

The company’s New Jersey recycling operation was subject to continuous operating losses and therefore closure.

Diligent and extensive measures had been taken to reduce costs and increase revenue at the Company’s New Jersey Recycling Facility. These efforts did not result in this facility operating as a profitable center in the marketplace Because of this, the company’s operation has stopped accepting wastes and a plant shutdown has begun. Potential closure cost could be higher than expected and therefore higher than anticipated losses for the company.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. While the Company realized a net loss of approximately $3.6 million during the first nine months ending September 30, 2005, current liabilities exceeded current assets by approximately $ 3.4 million, including about $2.0 million in liabilities that are convertible into equity. This working capital deficit raises doubt about the Company’s ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses. The following are the areas that we believe require the greatest amount of estimates in the preparation of our financial statements: allowances for doubtful accounts and legal matters. Prior to the filing of this Quarterly Report on Form 10QSB, the Company’s Audit Committee reviewed these critical accounting policies and estimates and discussed them with our management.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 VERSUS THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues

Total revenues were $ 3.4 million for the three months ended September 30, 2005, corresponding to an increase of $ 0.8 million, or 28%, over the three months ended September 30, 2004 revenues of $ 2.7 million. Total revenues for the nine months ended September 30, 2005 were $ 10.2 million corresponding to an increase of $2.2 million, or 28% over the nine months ended September 30, 2004 revenues of $8.0 million. The increased revenues realized during the period were largely due to one large budgeted project and the North Country Environmental acquisition.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2005 were $ 1.9 million, or 56 % of revenue, as compared to $ 1.9 million, or 73 % of revenue for the same period in 2004. Cost of revenues for the nine months ended September 30, 2005 were $6.9 million, or 67 % of revenue compared to $ 5.8 million, or 73 % of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2005 were $ 0.8 million, or 25 % of revenue, as compared to $ 0.8 million, or 29 % of revenue for the same period in 2004. Selling, general and administrative expenses for the nine months ended September 30, 2005 were $ 2.5 million, or 25 % of revenue compared to $ 2.0 million, or 25% of revenue.

Operating results for the three months ended September 30, 2005, increased about $ 650,000 from an operating loss of about $ 45,000 from the period ending September 30, 2004. Operating results for the nine months ended September 30, 2005 is an operating income of $ 772,000 as compared to an operating income of $ 138,000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THREE AND NINE MONTHS ENDED SEPTEMBER 30 2005 VERSUS THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2005 were $ 0.1 million, as compared to $ 0.1 million for the same period in 2004. Depreciation and amortization expense for the nine months ended September 30, 2005 was $ 0.1 million or 0.9 % of revenues, as compared to $ 0.4 million or 4.8 % of revenues.

Interest Expense

Interest expenses for the three months ended September 30, 2005 were $ 0.2 million, or 5.3% of revenue, as compared to $0.1 million, or 5.5 % of revenue for the same period in 2004. Interest expense for the nine months ended September 30, 2005 were $ 0.5 million or 4.4 % of revenue as compared to $ 0.5 million or 6.7 % of revenue.

Income (loss) from Continuing Operations

Income from continuing operations for the three months ended September 30, 2005, was $ 0.4 million, or 12.7 % of revenue, as compared to a loss from continuing operations of $ 0.2 million, or 7.2 % of revenue from the same period in 2004. The income from continuing operations for the nine months ended September 30, 2005 was $ 0.3 million, or 3.2%, as compared to a loss from continuing operations of $ 0.1 for the same period in 2004. On May 10, 2005, Veridium acquired the assets and certain liabilities of North Country Environmental Services and subsequently, combined this unit with EnviroSafe, our Field Services unit headquartered in Sandwich, MA. We have seen positive profitability with this acquisition.

Loss from Discontinued Operations

The loss from discontinued operations for the three months ended September 30, 2005, was $ 3.7 million, as compared to a loss from discontinued operations of $ 0.3 million from the same period in 2004. The loss from discontinued operations for the nine months ended September 30, 2005 was $ 3.9 million, as compared to a loss from discontinued operations of $ 0.5 million for the same period in 2004.

Net Income

Net loss for the three months ended September 30, 2005, was $ 3.3 million, as compared to a net loss of $ 0.5 million from the same period in 2004. The net loss for the nine months ended September 30, 2005 was $ 3.6 million, as compared to a net loss of $ 0.6 for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary source of liquidity is cash provided by operating, investing and financing activities, and availability under our various credit facilities. For the nine months ended September 30, 2005, net cash used by our operations, investing and financing activities was approximately $ 1,037,000 as compared to the net cash used by operations, investing and financing activities of about $ 4,000 for the same period of 2004.

Liquidity

Our operating activities during the first nine months of 2005 used approximately $ 808,000 in cash, as compared to cash provided by operations of approximately $ 85,000 during the same period in 2004. We used cash provided from operating activities to fund operations and strengthen our balance sheet. We intend to use cash provided from operating, investing and financing activities to fund operations and continue to reduce debt outstanding. For the foreseeable future, we anticipate that cash generated by operating activities will be sufficient to fund operations.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At September 30, 2005 the Company had cash of approximately $59,000. This cash represents a decrease of $1,037,000 from the year ended December 31, 2004.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Cash Flows for the Nine Months Ended September 30, 2005

Our operating activities during the first nine months of 2005 used approximately $ 0.2 million in cash. Accounts receivable at September 30, 2005, net of allowance for doubtful accounts, totaled $2.6 million as compared to the December 31, 2004, balance of $ 2.1million. Accounts payable at September 30, 2005 totaled $2.0 million as compared to the December 31, 2004, balance of $ 1.9 million. Accrued expenses at September 30, 2005 totaled $ 0.7 million as compared to the December 31, 2004 balance of $ 0.6 million. These increases and decreases are a result of normal operational activity.

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

For the nine months ended September 30, 2005, Veridium used $ 0.2 million from investing activities, and we used net cash from financing of $ 0.5 million. We used these funds to further provide working capital for operations. Our financing arrangements are discussed in more detail in Item 1, Note 5, Financing Arrangements, above.

The Company had a negative working capital position of $ 3.2 million at September 30, 2005, of which convertible debentures accounted for approximately $2.0 million.

STOCKHOLDER MATTERS

Stockholders’ impairment was $ 2.2 million at September 30, 2005, or ($ 0.05) per share outstanding, as compared to $1.1 million of stockholders equity at December 31, 2004, or $0.04 per share outstanding.

In September 2003, Veridium's shareholders authorized the issuance of up to 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2005, the Company did not have sufficient shares of common stock authorized to accommodate conversion of all outstanding shares of preferred stock

GreenShift Corporation ("GreenShift"), an affiliate of Kevin Kreisler, the Company Chairman, has an anti-dilution agreement in place to maintain its ownership percentage (relative to the acquisition by GreenShift of 750,000 shares of the Company's Series C Preferred Stock for $1.5 million in December 2004) at about 25% of the outstanding capital stock of the Company; the terms of the December 2004 GreenShift investment also provide for price protection in the amount of $1.5 million. Mr. Kreisler additionally has price protection rights relative to his purchase and conversion into restricted preferred stock of approximately $1.0 million of the Company's debt in December 2004. As of September 30, 2005, no additional shares were due under these agreements.

ANTI-DILUTION AND PRICE PROTECTION AGREEMENTS

James Green has an anti-dilution agreement in place to maintain his ownership percentage at 10% of the outstanding capital stock of the Company until December 31, 2005. Mr. Green additionally has price protection rights relative to the Company's May 2003 acquisition from Mr. Green of EnviroSafe Corp., in the approximate amount of $283,000. During 2004 and 2003, Mr. Green received 180,000 shares of the Company's Series B Preferred Stock and 3.6 million shares of the Company's common stock, respectively, pursuant to these agreements. As of September 30, 2005, no additional shares were due under these agreements. In connection with the issuance of these shares, the Company has adjusted the par value and paid in capital.

Richard Krablin has an anti-dilution agreement in place to maintain his ownership percentage at 3% of the outstanding capital stock of the Company. During 2004 and 2003, Mr. Krablin received 47,383 shares of the Company's Series B Preferred Stock and 245,000 of the Company's common stock, respectively, pursuant to this agreement. As of September 30, 2005, no additional shares were due under this agreement. In connection with the issuance of these shares, the Company has adjusted the par value and paid in capital.

In addition to the agreements detailed above, four shareholders had price protection agreements totaling about $150,000 as of September 30, 2005, corresponding to an expected additional 1,650,000 shares of common stock. This amount depends on a variety of factors including market price for the Company's common stock and whether any cash payments are made.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is not anticipated to have a material impact on the Company’s results of operations or financial position

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

NEW ACCOUNTING PRONOUNCEMENTS (continued)

In December 2004, the FASB issued FASB statement No. 153 ("SFAS 153"). SFAS 153 addresses accounting for non-monetary transactions. This statement is not anticipated to have a material effect on the Company's results of operations.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

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

OFF BALANCE SHEET ARANGEMENTS

Viridis Capital, LLC, an affiliate of Kevin Kreisler, assumed a $75,000 debt payable to Lakeland Bank and assigned this debt to GreenShift, another affiliate of Kevin Kreisler. Lakeland Bank has not released Veridium of this debt obligation.

ITEM 3.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial and accounting officer have participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Veridium is party to the matter entitled Kerns Manufacturing Corp. v. KBF Pollution Management Inc. The action was filed in the Supreme Court of the State of New York, August 14, 2003. The verified complaint seeks performance of certain agreements between the plaintiffs and KPMI and VEC, plus attorney’s fees and costs. The matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time. This matter relates to recent acquisition of Vulcan Waste Systems, Inc. from Kerns Manufacturing Corp. and the breach by Kerns of the terms and conditions of the relevant acquisition agreement. Veridium incurred a loss in December 31, 2003 on its write-off of $1,890,000 of idle equipment connected to this transaction. 1,350,000 shares of restricted common stock related to the Vulcan acquisition remain outstanding which shares Veridium is seeking to have cancelled. Veridium is currently pursuing the reversal of this acquisition and seeking the return of the common stock issued.

Veridium was party to a matter entitled Stern & Co. v. Veridium Corporation. The action was filed in the United State District Court for the Southern District of New York on February 2, 2005. The Complaint sought compensatory damages of approximately $150,000, interest, attorney's fees and costs for breach of contract. The matter was settled in the third quarter for $30,000.

Veridium is party to a matter entitled Daley v. Veridium Corporation which has been filled against the Company by a contractor’s employee who was injured at the Paterson Facility while working on an emissions test in 2002.  The case is in the discovery phase.  The Company is represented and defended by its insurance carrier.  There is a risk that a judgment may exceed the insurance limit, in which case the Company would not be able to pay and be forced to curtail or cease operations. The amount of the loss can not be reasonably estimated at this time.

The Company has received a federal grand jury subpoena from the Middle District of Pennsylvania requiring the production of original records in regards to an incident that occurred in February of 2004, where a tanker truck of liquid wastes, shipped from the Company's New Jersey recycling facility by a private carrier to a destination in Pennsylvania, overheated on the highway, causing no injuries, but requiring emergency response services, including redirecting traffic. The Company is cooperating fully in the investigation. The amount of any loss can not be reasonably estimated at this time.

The Company is subject to a number of complaints from the New Jersey Department of Environmental Protection (“NJDEP”) related to past operations at Paterson from 1999 to 2004.  The Company has reserved $250,000 to cover the assessed penalties.  The NJDEP has indicated a strong desire to settle these actions in a global settlement and Veridium is NJDEP expect a final settlement at the reserve amount in the fourth quarter of 2005.

Veridium is party to a lawsuit brought by Interchange Capital Corporation to recover unpaid financing on certain capital equipment at our Paterson, New Jersey recycling facility. Interchange claims approximately $100,000 is owed. The company is responding to the claims. The amount of any loss can not be reasonably estimated at this time.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following are exhibits filed as part of the Company’s Form 10-QSB for the period ended March 31, 2005:

Exhibit Number	Description

3-a(1)	Certificate of Amendment of Certificate of Incorporation filed on November 9, 2005

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

32.1	Certification Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

VERIDIUM CORPORATION

By:	/S/ KEVIN E. KREISLER
KEVIN E. KREISLER
President and Chief Executive Officer
Date:	November 18, 2005

By:	/S/ MICHAEL J. DESROSIERS
MICHAEL J. DESROSIERS
Chief Financial Officer
Date:	November 18, 2005