Form 10KSB
period 2005-12-31
VERIDIUM CORP
filed 2006-04-17
CIK 1269127

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-KSB
                                -----------------


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                          COMMISSION FILE NO.: 0-50469



                              VERIDIUM CORPORATION
--------------------------------------------------------------------------------
              Exact name of registrant as specified in its charter)


Delaware                                                              59-3764931
--------------------------------------------------------------------------------
(State of other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

535 34th Street, Suite 203, New York, New York                             10001
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (888) 870-9197
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act__.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. (_____).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X.

State issuer's revenues for its most recent fiscal year: $13,962,113

The  number of  outstanding  shares of  common  stock as of April 16,  2006 was:
243,256,317. Based on the average closing bid and ask price of the Registrant's
common  stock,   the  aggregate  market  value  of  the  voting  stock  held  by non-affiliates of the Registrant as of April 16, 2006 was $32,596,346.




================================================================================

VERIDIUM CORPORATION ANNUAL REPORT ON FORM 10KSB DECEMBER 31, 2005 TABLE OF CONTENTS


                                                                                                         Page No
Part I
Item 1      Description of Business .........................................................................3
Item 2      Description of Properties........................................................................8
Item 3      Legal Proceedings................................................................................9
Item 4      Submission of Matters to a Vote of Security Holders .............................................9

Part II
Item 5      Market for Registrant's Common Equity and Related Stockholder Matters ..........................10
Item 6      Management's Discussion and Analysis of Financial Condition and Results of Operations...........11
Item 7      Financial Statements ...........................................................................15
Item 8      Changes and Disagreements with Accountants on Accounting and Financial Disclosure ..............48
Item 8A     Controls and Procedures ........................................................................48

Part III
Item 9      Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act   ......................................................49
Item 10     Executive Compensation .........................................................................50
Item 11     Security Ownership of Certain Beneficial Owners and Related Stockholder Matters ................51
Item 12     Certain Relationships and Related Transactions .................................................52

Part IV
Item 13     Exhibits and Reports on Form 8K ................................................................53
Item 14     Principal Accountant Fees and Services .........................................................54

Signatures                                                                                                  55

                           Forward Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents Veridium files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2006.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SUMMARY

Veridium Corporation ("we," "our," "us," "Veridium," or the "Company") is an environmental management company providing a variety of services to a broad client base in both the private and public sectors. We conduct business throughout the northeastern region of the United States and our services include:

     o    Environmental  Services  - we  provide  transportation,  distribution,
          recycling  and  disposal   services  specific  to  the  materials  and
          processes of our clients, for a wide range of industrial wastes.

     o Field Services - we provide remedial, industrial cleaning and other related services for our clients at their sites and facilities.

Our business is roughly 85 percent distribution and 15 percent field services.

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

As of December 31, 2005 we operated out of four service centers: our RCRA Part B permitted TSDF in Lowell, Massachusetts; our field service operations in Sandwich and Milford, Massachusetts; and our technical services center in Plainville, Connecticut.

Veridium conducts all commercial activities through its subsidiary, Veridium Environmental Corporation ("VEC"). VEC, in turn, is the sole owner of ESD, the sole owner of Jones Environmental Services (North East), Inc., our Massachusetts-based RCRA Part B Treatment, Storage and Disposal Facility ("TSDF") and Enviro-Safe Corporation ("ESC") our field services company. Until September 2005 an additional subsidiary, Veridium Recovery Systems, Inc. ("VRS"), carried on business through its two subsidiaries: American Metals Recovery, Corp. ("AMRC"), our discontinued New Jersey recycling operation, and MRTC, our discontinued transportation company.

On January 22, 2006, Veridium Corporation (VRDM") acquired 100% of the stock of GreenShift Industrial Design Corporation (GIDC") and Tornado Trash Corporation ("TTC") from GreenShift Corporation ("GreenShift") in return for 10% of the fully diluted stock in Veridium. These acquisitions are part of the Veridium's plans to revitalize its industrial waste recycling business model following Veridium's discontinuance during 2005 of the AMRC and MRTC operations.

GIDC is a development stage company that focuses on the engineering and marketing of green innovations and processes that enhance manufacturing efficiencies improve resource utilization and minimize waste. GIDC's mission is to deliver consumer orientated Natural SolutionsTM based on an array of green technologies and applied engineering expertise that reduce waste at the source and make it easier for people and businesses to recycle and reuse resources. GIDC plans to initially focus on the acquisition, development and marketing of benchmark green technologies and products that accomplish the following key goals:

     o Reduce the volume of waste generated by residential and commercial consumers;

     o Increase the convenience and decrease the cost of recycling by residential and commercial consumers; and,

     o Increase the cost efficiency of processing certain types of industrial wastes.

GIDC expects to leverage its portfolio of powerful new green technologies to generate revenue starting in 2006 from the provision of customized engineering services to third party clients.

Tornado Trash Corporation ("TTC") is a development stage company formed to deploy commercial applications of GIDC's innovative green technologies with the specific goal of minimizing and eliminating the practice of landfill disposal by converting trash into valuable metals, chemicals, plastics, fuels and energy. TTC plans to focus on centralized applications of its technologies at, for example, landfills and transfer stations, and decentralized applications of its technologies in new green appliances positioned to residential and commercial consumers.

BUSINESS STRATEGY

Our ambition is to restructure and revitalize Veridium's industrial waste recycling services on the basis of our planned provision of industrial design and technology transfer services based on the use of environmentally friendly technologies and applied engineering expertise to reduce waste at its source and to make it easier for people and businesses to recycle and reuse resources. As part of this plan, we are exploring options relative to the restructuring and recapitalization of our environmental management business.

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

Veridium has no known requirements for capital expenditures to remain in compliance at any of its facilities. Operating expenses to meet regulatory requirements, including all environmental permits, are an integral part of operating costs and are not segregated.

Costs  for  compliance  with   environmental  laws  include  safety  and  health
protection measures, controls limiting air emissions and effluent discharges, emergency response capabilities, storm water management, recordkeeping and training.

OTHER CONTINGENCIES

Under Veridium's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $25,000. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate with a $4,000,000 umbrella policy.

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

INTELLECTUAL PROPERTIES

Veridium holds a number of patents. Veridium, Veridium Environmental, the "Veridium Logo" and the tagline "A Clear Vision for a Better Environment" are the registered trademarks of Veridium Corporation.

EMPLOYEES

Veridium currently has 49 full-time employees as of December 31, 2005. In addition to its executive officers, Veridium employs sales personnel, staff engineers, process managers, maintenance managers, administrative personnel and general facility technicians. There is no union representation for any of our employees.

BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect, Veridium's business, including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

Our external auditors have issued a going concern opinion raising substantial doubt as to the Company's ability to continue as a going concern due to the Company's history of losses, working capital deficiency and cash position, which conditions could impair the value of the Company's stock.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $5,697,858 for the year ended December 31, 2005. As of December 31, 2005 the Company had $334,128 in cash, and current liabilities exceeded current assets by $6,627,898. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The conversion of our convertible debentures, the exercise of our outstanding warrants and options and the Company's various anti-dilution and price-protection agreements could cause the market price of our common stock to fall, and may have dilutive and other effects on our existing stockholders.

As of April 15, 2006, the conversion of our outstanding convertible debentures, and the exercise of our outstanding warrants and options could result in the issuance of up to 261,288,190 shares of common stock, assuming all outstanding warrants and options are currently exercisable, and taken with the Company's various anti-dilution and price-protection agreements, are subject to adjustment pursuant to certain anti-dilution and price-protection provisions. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

Veridium is currently in default on some of its debt, which could result in one or more of the Company's creditors exercising their rights upon default, which could in turn significantly impair the Company's ability to operate. Veridium is currently in default of its Laurus Financing agreement due to its failure to register certain securities. As of April 15, 2006 this amount totaled $1,497,201 and has not been demanded. If this amount is demanded, Veridium would have to find alternative financing or liquidate assets to satisfy the demand and Laurus may elect to assess liquidating damages. The Company has accrued liquidating damages of $243,333 and $116,667 in 2005 and 2004 respectively, totaling $360,000 as of December 31, 2005. Additionally, the Company is in default of its various vendor credit program accounts, pursuant to which the accounts payable due to several vendors was termed out over a period of months. The amount of these two vendor accounts total $22,411 as of December 31, 2005.

The Company received a Federal Grand Jury subpoena requesting documents relating to an incident occurring in February of 2004 relative to the Company's former New Jersey operation; while no additional information is available at this time on this matter, if the review of these documents leads to a successful legal action against the Company, substantial penalties may be imposed.

The Company has received a federal grand jury subpoena from the Middle District of Pennsylvania requiring the production of original records in regards to an incident that occurred in February of 2004, where a tanker truck of liquid wastes, shipped from the Company's New Jersey recycling facility by a private carrier to a destination in Pennsylvania, overheated on the highway, causing no injuries, but requiring emergency response services, including redirecting traffic. If this investigation leads to successful legal action against the Company, substantial penalties may be imposed.

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

Our business is subject to extensive, evolving, and increasingly stringent federal, state, and local environmental laws and regulations. Such federal, state, and local environmental laws and regulations govern our activities regarding the treatment, storage, recycling, disposal, and transportation of hazardous and non-hazardous waste. We must obtain and maintain permits, licenses and/or approvals to conduct these activities in compliance with such laws and regulations. Failure to obtain and maintain the required permits, licenses and/or approvals would result in an inability to operate certain of our assets and significantly impair our financial condition. If we are unable to maintain our currently held permits, licenses, and/or approvals or obtain any additional permits, licenses and/or approvals which may be required as we expand our operations, we may not be able to continue certain of our operations.

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

As our operations expand, we may be subject to increased litigation which could significantly impair our ability to operate and our future financial results by causing the Company to expend significant amounts of time, effort, money and focus matters not directly related to our operations and expansion.

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

Our business exposes us to various risks, including claims for causing damage to property and injuries to persons who may involve allegations of negligence or professional errors or omissions in the performance of our services. Such claims could be substantial. We believe that our insurance coverage is presently adequate and similar to, or greater than, the coverage maintained by other companies in the industry of our size. If we are unable to obtain adequate or required insurance coverage in the future or, if our insurance is not available at affordable rates, we would violate our permit conditions and other requirements of the environmental laws, rules and regulations under which we operate. Such violations would render us unable to continue certain of our operations. These events would result in an inability to operate certain of our assets and significantly impair our financial condition.

Our operations will suffer if we are unable to manage our rapid growth.

We are currently experiencing a period of rapid growth through internal expansion and strategic acquisitions. This growth has placed, and could continue to place, a significant strain on our management, personnel and other resources. Our ability to grow will require us to effectively manage our collaborative arrangements and to continue to improve our operational, management, and financial systems and controls, and to successfully train, motivate and manage our employees. If we are unable to effectively manage our growth, we may not realize the expected benefits of such growth, and such failure could result in lost sales opportunities, lost business, difficulties operating our assets and could therefore significantly impair our financial condition.

We may have difficulty integrating our recent acquisitions into our existing operations.

Acquisitions will involve the integration of companies that have previously operated independently from us, with focuses on different geographical areas. We may not be able to fully integrate the operations of these companies without encountering difficulties or experiencing the loss of key employees or customers of such companies. In addition, we may not realize the benefits expected from such integration.

Key personnel are critical to our business and our future success depends on our ability to retain them.

Our success depends on the contributions of our key management, environmental and engineering personnel. The loss of these officers could result in lost sales opportunities, lost business, difficulties operating our assets, difficulties raising additional funds and could therefore significantly impair our financial condition. Our future success depends on our ability to retain and expand our staff of qualified personnel, including environmental technicians, sales personnel and engineers. Without qualified personnel, we may incur delays in rendering our services or be unable to render certain services. We may not be successful in our efforts to attract and retain qualified personnel as their availability is limited due to the demand of hazardous waste management services and the highly competitive nature of the hazardous waste management industry. We do not maintain key person insurance on any of our employees, officers or directors.

If environmental regulation or enforcement is relaxed, the demand for our services will decrease.

The demand for our services is substantially dependent upon the public's concern with, the continuation and proliferation of, the laws and regulations governing the treatment, storage, recycling, and disposal of hazardous and non-hazardous waste. A decrease in the level of public concern, the repeal or modification of these laws, or any significant relaxation of regulations relating to the treatment, storage, recycling, and disposal of hazardous waste would significantly reduce the demand for our services which could result in lost sales opportunities and lost business, which could in turn significantly impair our ability to operate as well as our financial condition. We are not aware of any current federal or state government or agency efforts in which a moratorium or limitation has been, or will be, placed upon the creation of new hazardous waste regulations that would have an adverse effect on us.

Some of our existing stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

Our officers, directors and principal stockholders (greater that 5% stockholders) together control approximately 11% of our outstanding common stock, 33% of our outstanding Series A preferred stock, 49% of our outstanding Series B preferred stock and 100% of Series C preferred stock. Series A preferred stock votes on an as converted basis as five shares of common stock and Series B and C preferred stock vote on an as converted basis as twenty-five shares of common stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

Our common stock qualifies as a "penny stock" under SEC rules which may make it more difficult for our stockholders to resell their shares of our common stock.

Our common stock trades on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ National Market or the NASDAQ Small-Cap Market. Because our common stock does not trade on a stock exchange or on the NASDAQ National Market or the NASDAQ Small-Cap Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

The Company is subject to various lawsuits which may affect the value of our stock

The Company is involved in a lawsuit with Kerns Manufacturing Corporation which could substantially dilute the value of the Veridium stock (see description below).

ITEM 2.  DESCRIPTION OF PROPERTIES

FACILITIES

Veridium's corporate headquarters is located in New York, New York, in offices provided free-of-charge by GreenShift Corporation, a shareholder of Veridium. There is no lease associated with this location. The Company leases properties Sandwich and Milford, Massachusetts which house our field services operations and administrative offices. The lease in Sandwich, Massachusetts terminates in July of 2009 with a five year option for renewal. The monthly lease payment for the Sandwich location $1,575 per month. The lease in Milford, Massachusetts terminates in October 2006 with a one year option for renewal. The monthly lease payment for the Milford location is $1800 per month. Additionally, we lease office space in Plainville, Connecticut, which houses our technical services group. The Plainville, Connecticut lease terminates November 2006 with one year option for renewal. The monthly lease payment for the Plainville location is $1,796 per month. We own property in Lowell, Massachusetts, the location of our RCRA permitted Treatment, Storage and Disposal Facility (TSDF).

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

Veridium is also involved in various collection matters for which vendors are seeking payment for services rendered and goods provided. The aggregate of the claims in these collection matters total $150,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Veridium convened its annual meeting on June 30, 2005, at which time the shareholders of Veridium voted and approved to appoint a new board member to Veridium's board of directors. Additional information regarding these transactions can be found in Veridium's proxy statement for the relevant meeting. No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
                       MATTERS

Veridium's Common Stock trades on the OTC Bulletin Board maintained by the NASD under the symbol "VRDM." The following table sets forth, for the periods indicated, the range of high and low closing bid prices for Veridium's Common Stock as reported by the National Association of Securities Dealers composite. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

---------------------------------------- -------------------------------------- ----------------------
Period                                                   High                                    Low
---------------------------------------- -------------------------------------- ----------------------
2004 First Quarter                                      0.47                                  0.33
2004 Second Quarter                                     0.46                                  0.19
2004 Third Quarter                                      0.30                                  0.12
2004 Fourth Quarter                                     0.16                                  0.05
2005 First Quarter                                      0.09                                  0.09
2005 Second Quarter                                     0.06                                  0.05
2005 Third Quarter                                      0.04                                  0.04
2005 Fourth Quarter                                     0.03                                  0.02

Title of Class                      Approximate Number of Holders of Record as of December 31, 2005
Common Stock, 0.001 par value                                 2,309


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

SALE OF UNREGISTERED SECURITIES

In December 2005 Veridium issued 200,000 shares of common stock to Bill Connor. The shares were issued in satisfaction of a contractual obligation to Mr. Connor that Veridium undertook in 2003. The shares were valued at the market price on the date of issuance, which was $.02 per share. The sale was exempt pursuant to
Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Veridium and was acquiring the shares for his own account. There were no underwriters.

In December 2005 Veridium issued 8,500,000 shares of common stock to the holders of Veridium's Series B Preferred Stock. The shares were issued upon conversion of 340,000 shares of Series B Preferred Stock. The sale was exempt pursuant to
Section 4(2) of the Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about Veridium and were acquiring the shares for their own accounts. There were no underwriters.

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2005.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents Veridium files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2006.

OVERVIEW

Veridium is an environmental management company providing a variety of services to a broad client base in both the private and public sectors. Our services include collection and transportation of industrial wastes and site remediation. Our focus is to provide our clients with value-added, environmentally conscious and cost-effective hazardous waste management services based on our efficient management of wastes.

Our efforts in 2005 were focused on the growth of our environmental management business and the discontinuation of our former industrial waste recycling
facility.   Our  ambition  moving  forward  is  to  restructure  and  revitalize
Veridium's industrial waste recycling services on the basis of our planned provision of industrial design and technology transfer services based on the use of environmentally friendly technologies and applied engineering expertise to reduce waste at its source and to make it easier for people and businesses to recycle and reuse resources. As part of this plan, we are exploring options relative to the restructuring and recapitalization of our environmental management business.

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

REVENUES

Total revenues were $14.0 million for the year ended December 31, 2005, corresponding to an increase of $3.3 million, or 32.0%, over 2004 revenues of $10.6 million. The increase in revenues realized during 2005 was due to the addition of operating activities of a company acquired during May of 2005 (see part 6, acquisitions) increasing revenue in our field service operations by $1.3 million, a major soil transportation and disposal project with our TSDF facility of $1.6 million, and growth in base business ($0.4 million). Increased revenues from the addition of operating activities and increase in base business are expected to continue in 2006. Revenues from the discontinued operations at the New Jersey facility of $1.3 million and $2.6 million for 2005 and 2004 respectively have been removed from the above figures.

COST OF REVENUES

Cost of revenues for the year ended December 31, 2005 were $10.5 million, or 75.5% of revenue, as compared to $7.8 million, or 73.3% of revenue in 2004. The change in cost of revenues is primarily attributable to the major soil transportation and disposal project noted above. This project was done at margins considerably lower than our base business. Cost of revenue without this project was 73.0% in 2005. Cost of sales from the discontinued operations at the New Jersey facility of $1.9 million and $2.4 million for 2005 and 2004 respectively have been removed from the above figures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended December 31, 2005 were $4.6 million or 33.2% of revenue, as compared to $5.5 million, or 51.7% of revenue in 2004. The primary reason this decrease is due to the reduction in impairment of goodwill. Goodwill was impaired by $0.5 million and $2.3 million in 2005 and 2004 respectively. Net of impairment of goodwill, selling, general and administrative expenses overall have increased by $0.8 million in 2005 due to the acquisition of the field service operation acquired in May 2005. We expect that the percentage of these costs will decrease as a percentage of revenue in future periods. Selling, general and administrative expenses from the discontinued operations at the New Jersey facility of $0.4 million and $1.0 million for 2005 and 2004 respectively have been removed from the above figures.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the year ended December 31, 2005 were $0.2 million, or 1.2% of revenue, as compared to $0.4 million, or 0.4% of revenue in 2004. Depreciation and amortization expenses from the discontinued of operations at the New Jersey facility of $0.3 million and $0.4 million in 2005 and 2004 respectively have been removed from the above figures.

INTEREST EXPENSE

Interest expenses for the year ended December 31, 2005 were $0.8 million, or 6.0% of revenue, as compared to $0.9 million, or 9.0% of revenue in 2004. Decrease in interest is attributable to Veridium's various financings completed during 2005 and the elimination of Veridium's factoring facility with Prestige Capital Corporation and a nine month decrease in the interest rate charged by GCS Investments. The Prestige facility was paid off entirely in March 2004 upon closing of the Laurus Financing. Interest expense from the discontinued operations at the New Jersey facility of $0.04 million in 2004 has been removed from the above figures.

LOSS ON IMPAIRMENT OF ASSETS - PATENTS

During 2005, Veridium identified a number of long lived assets that have been impaired by the closure of the recycling facility in Paterson, New Jersey. Based on the closure of this facility, an impairment charge to the value of the patents of $1.7 million along with an additional $0.1 million for permits related to the facility were realized. This compares with an impairment charge to the patents of $1.3 million which was recorded in 2004. The 2005 charge represents a complete write down of the patent values.

LOSS ON IMPAIRMENT OF ASSETS - EQUIPMENT

Due to the closure of the recycling facility in Paterson, New Jersey a charge of $1.1 million was recorded in 2005. This represents a write down of all equipment associated with the recycling facility to zero.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

LOSS ON IMPAIRMENT OF ASSETS - GOODWILL

During 2005, Veridium realized an impairment to goodwill in the amount of $0.5 million. This impairment is due to the closure of the recycling facility in Paterson, New Jersey. This compares to an impairment to Goodwill of $2.3 million in 2004 which was associated with the environmental services operations.

FORGIVENESS OF ACCRUED INTEREST

There was no forgiveness of interest recorded in 2005. Forgiveness of accrued interest was recorded in 2004 for $408,207. This was related to the CCS Debenture and Jones purchase.

NET LOSS

Our total net loss from continuing operations the year ended December 31, 2005, was $1.9 million or 13.4% of revenue, as compared to a loss of $3.1 million, or 29.0% of revenue in 2004. The majority of the loss in 2004 was attributable to a write off of $2.2 million of goodwill associated with the environmental services operations. Losses of $3.8 million and $3.4 million incurred in 2005 and 2004 respectively from the discontinued operations at the New Jersey facility have been removed from the above figures.

LIQUIDITY AND CAPITAL RESOURCES

Veridium's operating activities used $700,569 of cash in 2005 as compared to a $197,578 use of cash in 2004. Veridium's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt and capital leases and planned capital expenditures. Veridium's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. At December 31, 2005 Veridium had cash of $334,128. This cash represents a decrease of $0.8 million from the cash available as of December 31, 2004.

CASH FLOWS FOR 2005

Operating activities in 2005 used approximately $700,569 in cash flows. Non-cash expenses recorded for the year ended December 31, 2005 totaled $4.4 million and consisted primarily of $3.4 million in impairment charges, $0.5 million in depreciation and amortization, and about $0.5 million in interest expense.

Accounts receivable at December 31, 2005, net of allowance for doubtful accounts, totaled $2.2 million, an increase of $0.1 million from the December 31, 2004 balance of $2.1 million. Net accounts receivable from the discontinued operations at the New Jersey facility of $0.03 million and $0.3 million in 2005 and 2004 respectively have been removed from the previous figures. Accounts payable at December 31, 2005 totaled $2.0 million, an increase of $0.1 million from the December 31, 2004 balance of $1.9 million. Accounts payables from discontinued operations at the New Jersey facility of $0.5 million and $0.4 million in 2005 and 2004 respectively have been removed from the above figures. Accrued expenses at December 31, 2005 totaled $1.6 million, an increase of $0.1 million over the December 31, 2004 balance of $0.6 million. Accrued expenses from the discontinued operations at the New Jersey facility of $0.4 million and $0.7 million in 2005 and 2004 respectively have been removed from the above figures.

For the year ended December 31, 2005, we obtained net cash from financing of $1.0 million verses $3.9 million for 2004. We used these funds to complete our recapitalization process and to provide working capital for operations.

Veridium had a negative working capital position of $6.6 million as of December 31, 2005 as compared to a negative working capital position of $2.1 million as of December 31, 2004. The current liabilities that contribute to the negative position include $1.9 million and $1.7 million, respectively, of the Laurus financing arrangement. This convertible debenture is currently in default due to the fact that the registration of the stock for the benefit of the Laurus Master Fund has not been completed.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

CASH FLOWS FOR 2005

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 31, 2005. Information regarding these obligations is more fully disclosed in the Notes to the Consolidated Financial Statements (see Notes 8 and 10 to the Notes to the Consolidated Financial Statements).

                                                              Years Ended December 31,
                                         2006           2007         2008          2009           2010        Total
                                   --------------------------------------------------------------------------------

Long and short term debt and
  capital lease obligations        $  4,279,192  $  1,677,688  $ 1,238,330  $    84,394  $     29,500 $   7,309,104
Operating leases                         44,080        18,900       18,900        6,300            --        88,180
                                   ------------  ------------  -----------  -----------  ------------ -------------
Total contractual cash obligations $  4,323,272  $ 1,696,588   $ 1,257,230  $    90,694  $     29,500 $   7,397,284

GOING CONCERN

Veridium incurred a loss of approximately $5.7 million during the year ended December 31, 2005. Also as of December 31, 2005, Veridium had current liabilities exceeding its current assets by $ 5.1 million. These matters caused the Company's auditors to add an explanatory paragraph in their auditors report which raises substantial doubt about Veridium's ability to continue as a going concern.

Management's plans include raising additional proceeds from debt and equity transactions to fund operations and to increase revenue and cut expenses to reduce the loss from operations. The closure of the recycling facility in Paterson, New Jersey should help achieve these objectives. However, there can be no assurances that Veridium will be successful in this regard or will be able to eliminate both its working capital deficit and its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

STOCKHOLDER MATTERS

Stockholders' equity was ($4.3) million at December 31, 2005 as compared to $1.3 million at December 31, 2004.

OFF BALANCE SHEET ARRANGEMENTS

Viridis Capital, LLC an affiliate of Kevin Kreisler, Chairman of the Board, purchased a $58,821 debt payable to Lakeland Bank and assigned this to GreenShift, another affiliate of Kevin Kreisler. Lakeland Bank has not released Veridium of the debt obligation.

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

ITEM 7.          FINANCIAL STATEMENTS



                                                                                                     Page No
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (2005)............................................16

Report of Independent Registered Public Accounting Firm (2004)............................................17

Consolidated Balance Sheets ..............................................................................18

Consolidated Statements of Operations ....................................................................19

Consolidated Statements of Stockholders' Equity........................................................20-21

Consolidated Statements of Cash Flows.....................................................................22

Notes to Consolidated Financial Statements ............................................................23-47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders,
Veridium Corporation and Subsidiaries:


We  have  audited  the  accompanying  consolidated  balance  sheet  of  Veridium
Corporation and Subsidiaries as of December 31, 2005, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Veridium's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Veridium
Corporation and Subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Veridium Corporation and Subsidiaries will continue as a going concern. As more fully discussed in Note 2 to the financial statements, Veridium Corporation and Subsidiaries has suffered recurring losses from operations and has a working capital deficiency of $6,627,898 and an accumulated deficit of $46,012,242 as of December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,
Veridium Corporation and Subsidiaries:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Veridium Corporation and Subsidiaries for
the  year  ended December  31,  2004.   These  financial  statements  are  the
responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, revised as described in note 17, present fairly, in all material respects, the consolidated results of operations and cash flows of Veridium Corporation and Subsidiaries for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17 to the consolidated financial statements, the Company's financial statements for 2004 have been restated to correct for errors arising primarily from an embedded beneficial conversion feature in the Company's Series B Preferred stock and additional debt discounts arising from embedded derivatives and options associated with such debt.

The accompanying consolidated financial statements have been prepared assuming that Veridium Corporation and Subsidiaries will continue as a going concern. As more fully discussed in Note 2 to the financial statements, Veridium Corporation and Subsidiaries has suffered recurring losses from operations and had a significant working capital deficiency as of December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, P.C.
New Brunswick, New Jersey
February 17, 2005, except for note 17 for
which the date is  April 15, 2006


                      VERIDIUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

ASSETS:
Current assets:
   Cash .......................................................    $    334,128
   Restricted cash ............................................          29,254
   Accounts receivable, net ...................................       2,176,383
Net current assets
of discontinuance of operations ...............................          34,562

Prepaid expenses and other current assets .....................            --
                                                                        172,382
       Total current assets ...................................       2,746,709

Property and equipment, net ...................................       1,392,079


Other Assets:
   Net non-current assets of discontinuance of operations .....          10,552
   Deposits ...................................................         104,498

   Permits, net ...............................................         189,523
   Goodwill, net ..............................................       4,010,303
                                                                   ------------
       Total other assets .....................................       4,314,876
                                                                   ------------

TOTAL ASSETS ..................................................    $  8,453,664
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Short term borrowings - related party ......................    $    716,190
 Short term borrowings - other ................................          22,411
   Accounts payable ...........................................       1,923,830
   Accrued expenses ...........................................       1,618,084
   Discontinuance of operations current .......................         909,447
   Current maturities of long-term debt .......................         259,532
   Liability for derivative instruments .......................         668,779
   Current portion of convertible debentures ..................       2,991,261
   Current portion of convertible debentures - related party ..         265,073
                                                                   ------------
       Total current liabilities ..............................       9,374,607

Long-term debt, net of current maturities .....................       1,891,441
Convertible debentures, net of current portion ................         626,911
Discontinuance of operations, net of current ..................           1,163
                                                                   ------------

       Total long term liabilities ............................       2,519,515
                                                                   ------------

       Total liabilities: .....................................      11,894,122

Minority interest in consolidated subsidiary ..................         825,000

Stockholders' equity:
   Convertible preferred stock, $0.001 par value,
     5,000,000 shares authorized:
     Series A: 1,881,366 shares issued and outstanding ........           1,881
     Series B: 1,646,218 shares issued and outstanding ........           1,646
   Series C: 750,000 shares issued and outstanding ............             750
   Common stock, $0.001 par value, 250,000,000 authorized;
   76,777,778 shares issued and outstanding ...................          76,778
   Additional paid-in capital .................................      41,729,483
   Accumulated deficit ........................................     (46,012,242)
   Treasury stock at cost, 161,266 shares of common stock .....         (63,754)
                                                                   ------------

Total stockholders' equity (deficit) ..........................            --
                                                                     (4,265,458)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................    $  8,453,664
                                                                   ============

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                      VERIDIUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                (Restated)
                                                          12/31/05        12/31/04
                                                        ----------------------------
Revenues ............................................   $ 13,962,113    $ 10,627,940
   Cost of revenues .................................     10,543,944       7,793,397
                                                        ------------    ------------
     Gross profit ...................................   $  3,418,169    $  2,834,543

Operating expenses:

   Selling expenses .................................   $  1,015,135    $    999,659
   General and administrative expenses ..............      3,089,197       2,257,828
   Impairment of goodwill ...........................        532,088       2,254,000
                                                        ------------    ------------
Total operating expenses ............................      4,636,420       5,511,487
                                                        ------------    ------------

Operating loss ......................................   $ (1,218,251)   $ (2,676,944)

Other income (expense):
   Amortization of deferred financing costs .........           --          (858,873)
   Write off of deposit .............................           --          (100,000)
   Miscellaneous income (expense) ...................         22,202         (20,098)
   Change in fair value of derivative instruments ...         66,200         954,925
   Forgiveness of accrued interest ..................           --           408,207
   Gain on equipment disposal .......................         38,530           8,500
   Interest expense and amortization of debt discount       (744,295)       (881,696)
    Interest expense - related party ................        (17,697)           --
   Gain on extinguishment of debt ...................          7,248          82,316
                                                        ------------    ------------
     Total other expense, net .......................       (627,812)       (406,719)
                                                        ------------    ------------

Loss before provision for income taxes ..............     (1,846,063)     (3,083,663)
Provision for income taxes ..........................         19,165          15,218
                                                        ------------    ------------

Net loss from continuing operations .................   $ (1,865,228)   $ (3,098,881)
                                                        ------------    ------------

Discontinued operations:

   Loss from discontinued operations ................   $ (3,877,671)   $ (3,357,119)

   Gain on disposal of discontinued operations ......         45,041            --

             Total discontinued operations ..........   $ (3,832,630)   $ (3,357,119)
                                                        ------------    ------------

Net loss ............................................   $ (5,697,858)   $ (6,456,000)

Preferred dividends .................................     (3,647,083)     (2,608,453)
                                                        ------------    ------------

Net loss applicable to common shareholders ..........   $ (9,344,941)   $ (9,064,453)

Loss per common share, basic and diluted
  - continuing operations ...........................   $      (0.04)   $      (0.12)

Loss per common share, basic and diluted
  - discontinued operations .........................   $      (0.08)   $      (0.13)

Loss per common share, basic and diluted
  - preferred dividends .............................   $      (0.08)   $      (0.10)
                                                        ------------    ------------

Net loss per common share, basic and diluted ........   $      (0.20)   $      (0.35)
                                                        ============    ============

Weighted average shares of common stock
  outstanding, basic and diluted ....................     46,364,515      26,231,883
                                                        ============    ============



            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                      VERIDIUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                  (AS RESTATED)

                                               Series A Preferred     Series B Preferred    Series C Preferred       Common Stock
                                                       Stock               Stock                    Stock
                                           -----------------------------------------------------------------------------------------
                                             Shares     Amount     Shares     Amount      Shares     Amount    Shares     Amount
------------------------------------------------------------------------------------------------------------------------------------

Balance at 1/1/04 (as restated)             1,881,366  $  1,881     945,992    $  946        --       $ --     23,379,916  $ 23,380
   Settlement of debt and payables              --         --          --           --       --         --      1,599,682     1,600
   Antidilution and price protection            --         --         24,000        24       --         --      3,589,583     3,589
   Shares issued for cash                       --         --         46,875        47       --         --         70,000        70
   Settlement of debt - payables
      - rel. party                              --         --        516,968       516       --         --      3,331,803     3,332
   Antidilution  price protection
      - rel. party                              --         --        180,000       180       --         --        225,000       225
   Shares issued for cash - rel. party          --         --          --           --    750,000      750      1,500,000     1,500
   Exchange for services                        --         --          --           --       --         --         25,000        25
   Exchange for services - rel. party           --         --         47,383        48       --         --          --          --
   Conversion of minority interest              --         --          --           --       --         --        500,000       500
   Cancellation or redemption - rel. party      --         --          --           --       --         --     (1,168,266)   (1,169)
   Stock for settlement                         --         --          --           --       --         --        604,554       605
   Issuance of warrants and options             --         --          --           --       --         --          --          --
   Exchange for services                        --         --          --           --       --         --        191,860       192
   Value of beneficial conversion feature       --         --          --           --       --         --          --          --
   on convertible debt                          --         --          --           --       --         --          --          --
   Amortization of beneficial conversion
     feature on convertible preferred stock     --         --          --           --       --         --          --          --
   Net loss                                     --         --          --           --       --         --          --          --
                                           ----------  ---------   ---------  ---------  ---------  ---------  ---------   --------

Balance at 12/31/04 (as restated)          1,881,366   $  1,881    1,761,218  $   1,761   750,000    $  750    33,849,132 $  33,849
                                           ==========  =========   =========  =========  =========  =========  ==========  =========

   Settlement of debt and payables              --         --          --           --       --         --        727,500      728
   Anti dilution and price protection           --         --          --           --       --         --      4,662,025    4,662
   Shares issued for cash                       --         --          --           --       --         --          --          --
   Settlement of debt - payables
      - rel. party                              --         --          --           --       --         --     11,181,607   11,182
   Anti dilution price protection
      - rel. party                              --         --          --           --       --         --      6,651,084    6,651
   Exchange for services                        --         --       225,000        225       --         --      6,075,478    6,075
   Exchange for services - rel. party           --         --          --           --       --         --      8,910,498    8,910
   Consideration for business combination       --         --          --           --       --         --        982,759      983
   Cancellation or redemption                   --         --          --           --       --         --     (2,906,244)   (2,906)
   Cancellation or redemption
      - related party                           --         --          --           --       --         --     (1,856,061)   (1,856)
   Value of beneficial conversion feature
     on convertible debt                        --         --          --           --       --         --          --           --
   Conversion of Series B Preferred to Common   --         --      (340,000)      (340)      --         --      8,500,000    8,500
   Record liability for derivatives             --         --          --           --       --         --          --           --
   Amortization of beneficial conversion
     feature on convertible preferred stock     --         --          --           --       --         --          --           --
Net loss
                                          ----------  ---------   ---------    ---------  ---------  ---------  ---------   --------

Balance at 12/31/05                        1,881,366  $ 1,881     1,646,218   $   1,646    750,000   $  750    76,777,778  $ 76,778
                                          ==========  =========   =========    =========  =========  =======   ==========  ========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                      VERIDIUM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                 (AS RESTATED)

                                        Common Stock Subscribed   Additional    Accumulated        Treasury Stock         Total
                                                                    Paid-in       Deficit                              Stockholders'
                                                                    Capital                                               Equity
                                       -------------------------                                 --------------------
                                         Shares       Amount                                       Shares       Amount
                                       ---------------------------------------------------------------------------------------------

Balance at 1/1/04 .......................     --         --       31,505,431    (27,602,848)      5,000     (12,828)     3,915.962
   Settlement of debt and payables ......     --         --          517,134           --          --          --          518,734
   Antidilution and price protection ....     --         --            1,555           --          --          --            5,168
   Shares issued for cash ...............     --         --          259,883           --          --          --          260,000
   Settlement of debt and payables
       - rel. party ......................    --         --        1,292,773           --          --          --        1,296,921
   Antidilution price protection
       - rel. party ......................    --         --             (405)          --          --          --            --
   Shares issued for cash
       - rel. party ..................... 2,078,533  (175,000)     1,122,750           --          --          --          950,000
   Exchange for services ................     --         --            4,975           --          --          --            5,000
   Exchange for services - rel. party ...     --         --           59,182           --          --          --           59,230
   Conversion of minority interest ......     --         --           40,950           --          --          --           41,450
   Cancellation or redemption -
     related party ......................     --         --         (104,403)          --       156,266     (50,926)      (156,498)
   Stock for settlement .................     --         --             (605)          --          --          --             --
   Issuance of warrants and options .....     --         --             --             --          --          --             --
   Exchange for services ................     --         --          480,805           --          --          --          480,997
   Value of beneficial conversion feature     --         --             --             --          --          --             --
   on convertible debt ..................     --         --           98,000           --          --          --           98,000
   Amortization of beneficial
      conversion feature
   On convertible preferred stock .......     --         --        2,608,453     (2,608,453)       --          --            --
   Net loss .............................     --         --             --       (6,456,000)       --          --       (6,456,000)
                                         ----------  ---------    ----------   ------------   ----------    ----------  ----------
Balance at 12/31/04 ..................... 2,078,533 $(175,000)    37,886,478   $(36,667,301)    161,266     $ (63,754)  $1,018,664
                                         ==========  =========    ==========   ============   ==========    ==========  ==========

   Settlement of debt and payables            --        --            41,022           --          --          --           41,750
   Anti dilution and price protection         --        --            (4,662)          --          --          --            --
   Shares issued for cash                (2,078,533)  175,000          --              --          --          --          175,000
   Settlement of debt and payables
       - rel. party                           --        --           212,450           --          --          --          223,632
     Anti dilution price protection
       - rel.  party                          --        --            (6,651)          --          --          --            --
   Exchange for services                      --        --           187,794           --          --          --          194,094
   Exchange for services - rel. party         --        --           233,590           --          --          --          242,500
   Consideration for business combination     --        --            74,017           --          --          --           75,000
   Cancellation or redemption -               --        --          (287,718)          --          --          --         (290,624)
   Cancellation or redemption
        -  rel. party                         --        --          (114,811)          --          --          --         (116,667)
   Value of beneficial conversion
     feature on convertible debt              --        --            20,165           --          --          --           20,165
   Conversion of Series B Preferred to Common --        --            (8,160)          --          --          --            --
   Record liability for derivatives           --        --          (151,114)          --          --          --         (151,114)
   Amortization of beneficial conversion      --        --             --              --          --          --            --
   feature on convertible preferred stock     --        --         3,647,083     (3,647,083)       --          --            --
   Net loss                                   --        --            --         (5,697,858)       --          --      $(5,697,858)
                                         ---------  --------     -----------   ------------    ---------   ---------  -----------
Balance at 12/31/05                           --        --       $41,729,483   $(46,012,242)    161,266     $ (63,754) $(4,265,458)
                                         ========== ========     ===========   ============    =========    =========  ===========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                                      12/31/05       12/31/04
                                                    --------------------------
                                                                   (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Continuing Operations
Net loss from continuing operations...............  $(1,865,228)  $(3,098,881)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization .................      192,927       396,714
   Amortization of deferred financing  costs .....         --         722,873
   Accretion of debt discount ....................      229,461       307,620
   Impairment of goodwill ........................      532,088     2,254,000
   Bad debt expense (recovery) ...................       83,270        (5,569)
   Write off of deposits .........................         --         100,000
 Write off of idle
equipment and patents ............................         --       1,021,211
   Write down of inventories .....................        3,627          --
   Interest paid direct from lender ..............         --          37,917
   Stock based compensation ......................      436,644          --
   Stock issued for services rendered ............         --          64,182
Change in fair value of derivatives ..............      (66,200)     (954,925)
 Severance expense ...............................         --         382,480
   Forgiveness of accrued interest ...............         --        (408,207)
   Gain of sale of fixed assets ..................      (38,530)       (8,500)
   Gain of extinguishment of debt ................         --         (82,316)
   Repayments to factor, net .....................         --         (11,772)
   Deferred income taxes .........................      (18,485)         --
Changes in assets and liabilities,
  net of acquisitions
     Accounts receivable .........................       84,923        24,806
Prepaid expenses .................................       (8,724)       30,054
     Deposits ....................................      (88,799)         --
     Permits .....................................      (16,795)         --
     Accounts payable ............................     (162,083)      199,872
     Accrued expenses ............................      821,163     1,032,423
                                                    -----------   -----------
       Net cash provided by continuing operations.      119,259     2,003,982
                                                    -----------   -----------
Discontinued Operations
Net loss from discontinued operations                (3,832,630)   (3,357,119)
Change in net assets of discontinued operations..     3,012,802     1,155,559
                                                    -----------   -----------
       Net cash used in discontinue operations...      (819,828)   (2,201,560)

       Net cash used in operating activities.....      (700,569)     (197,578)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of NCES ..............................     (371,948)         --
Decrease (increase) in deposits ..................         --          (3,450)
Additions to and acquisition of property,
  plant and equipment ............................       (2,174)      (17,048)
Proceeds from sale of fixed assets ...............       38,530         8,500
                                                    -----------   -----------

       Net used in investing activities ..........     (335,592)      (11,998)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in restricted cash ...................      (29,254)         --
   Short term borrowings - related party .........      599,523          --

   Repayment of short-term borrowings - other ....     (225,292)     (218,877)
 Proceeds from collection of stock subscription ..      175,000          --
   Purchase of Treasury Stock ....................         --         (50,926)
   Issuance of (repayment of) long-term debt .....     (317,219)      478,036
  Proceeds from (repayment of) officer loans, net          --        (185,893)
   Proceeds from (repayment of) issuance
  of convertible debentures ......................      361,828       (65,829)
   Redemption of common stock ....................     (290,624)         --
   Proceeds from the exercise of stock options
  and purchase of stock, net .....................         --       1,260,000
                                                    -----------   -----------
       Net cash provided by financing activities .      273,962     1,216,511

Increase (decrease) in cash ......................     (762,199)    1,006,935

Cash at beginning of year ........................    1,096,327        89,392
                                                    -----------   -----------
Cash at end of year ..............................  $   334,128   $ 1,096,327
                                                    ===========   ===========

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1         DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Veridium Corporation ("we," "our," "us," "Veridium," or the "Company") is an environmental management company providing a variety of services to a broad client base in both the private and public sectors. We conduct business throughout the northeastern region of the United States and our services include:

     o    Environmental  Services  - we  provide  transportation,  distribution,
          recycling  and  disposal   services  specific  to  the  materials  and
          processes of our clients, for a wide range of industrial wastes.

     o Field Services - we provide remedial, industrial cleaning and other related services for our clients at their sites and facilities.

Our business is roughly 85 percent distribution and 15 percent field services.

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

As of December 31, 2005 we operated out of four service centers: our RCRA Part B permitted TSDF in Lowell, Massachusetts, our field service operations in Sandwich and Milford, Massachusetts; and our technical services center in Plainville, Connecticut.

Veridium conducts all commercial activities through its various subsidiaries, Veridium Environmental Corporation ("VEC") and Veridium Recovery Systems, Inc. ("VRS"). VEC, in turn, is the sole owner of ESD, the sole owner of Jones Environmental Services (North East), Inc., our Massachusetts-based RCRA Part B Treatment, Storage and Disposal Facility ("TSDF") and Enviro-Safe Corporation ("ESC") our field services company. VRS is the sole owner of American Metals Recovery, Corp. ("AMRC"), our discontinued New Jersey recycling operation, and MRTC, our discontinued transportation company (see Note 4).

On January 23, 2006, Veridium acquired GreenShift Industrial Design Corporation ("GIDC") and Tornado Trash Corporation ("TTC"). GIDC was subsequently renamed to Veridium Industrial Design Corporation ("VIDC"). These acquisitions are part of the Veridium's plans to revitalize its industrial waste recycling business model following Veridium's the discontinuance during 2005 of the AMRC and MRTC operations.

BUSINESS STRATEGY

Our ambition is to restructure and revitalize Veridium's industrial waste recycling services on the basis of our planned provision of industrial design and technology transfer services based on the use of environmentally friendly technologies and applied engineering expertise to reduce waste at its source and to make it easier for people and businesses to recycle and reuse resources. As part of this plan, we are exploring options relative to the restructuring and recapitalization of our environmental management business.

2         GOING CONCERN

Veridium  incurred a loss from  continuing  operations  of  approximately  $1.9 million during the year ended December 31, 2005, which excludes a loss from discontinued operations of $3.8 million at Veridium's New Jersey facility. Also as of December 31, 2005, Veridium had current liabilities exceeding its current assets by $6.6 million. These matters caused the Company's auditors to add an explanatory paragraph in their auditors report which raises substantial doubt about Veridium's ability to continue as a going concern.

Management's plans include raising additional proceeds from debt and equity transactions to fund operations and to increase revenue and cut expenses to reduce the loss from operations. Management believes that the closure of the recycling facility in Paterson, New Jersey should achieve these objectives. However, there can be no assurances that Veridium will be successful in this regard or will be able to eliminate both its working capital deficit and its operating losses.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2         GOING CONCERN (continued)

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

Accounts receivable at December 31, 2005 are approximated as follows:

Accounts receivable  (excluding $40,000 from discontinued  operations) 2,346,000
Less: allowance for doubtful accounts (excluding ($5,000) from discontinued ops.) (170,000) Accounts receivable, net $ 2,176,000 The Company has a revolving line of credit which is secured with a percentage of the accounts receivable presented above. This collateral as of December 31, 2005 was approximately $1,913,000.

CASH AND EQUIVALENTS

The Company considers cash and equivalents to be cash and short-term investments with original maturities of three months or less from the date of acquisition.

Veridium maintains cash balances with financial institutions that at times may exceed the limits insured by the Federal Deposit Insurance Corporation. Cash balances in excess of these limits at December 31, 2005 amounted to $225,176.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CASH AN EQUIVALENTS (continued)

At 12/31/04, the Company pledged cash in the amount of $17,500 to satisfy potential site clean-up of the Lowell location. In 2005, the Company deposited $90,000 to satisfy this environmental bond obligation. In accordance with the agreement, the trustee is Bank North and beneficiary is the Massachusetts Department of Environmental Protection. The total amount on deposit at December 31, 2005 is approximately $96,000, and these restricted short term investments are classified under Deposits on the accompanying Balance Sheet.

As of December 31, 2005, the Company maintained $29,254 in an account restricted for use under the credit facility with Laurus Fund (see Note 8 below).

NET LOSS PER COMMON SHARE

Veridium computes its net income or loss per common share under the provisions of SFAS No. 128, "Earnings per Share", whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares if the effect is anti-dilutive. For the years ended December 31, 2005 and 2004, common stock equivalent shares arising from the assumed exercise of options, warrants and debt conversions of convertible debt instruments were excluded from the computation of diluted net loss per share.

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

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs paid to or warrants issued to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, fair value of the derivative conversion feature, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. Amortization expense related to these costs and discounts were approximately $229,400 and $1,030,000 for the years ended December 31, 2005 and 2004, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

Certain of the Company's debt and equity instruments include embedded derivatives that require bifurcation from the host contract under the provisions of SFAS No. 133. Under the provisions of this statement, the Company records the related derivative liabilities at fair value and records the accounting gain or loss resulting from the change in fair values at the end of each reporting period.

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

STOCK BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", using an intrinsic value approach to measure compensation expense, if any. Under this method, compensation expense is recorded on the grant date only if the current market price of the underlying stock exceeds its exercise price. Options and warrants issued to non-employees are accounted for in accordance with SFAS No. 123, (Accounting for Stock-Based Compensation" and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services" using a fair value approach.

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

                                                                      Restated
                                                                12/31/05      12/31/04
                                                            ----------------------------
Net loss .................................................  $  (5,697,858)  $(6,456,000)

Less: stock based employee compensation expense determined
under the fair value method for all awards ...............          (--)       (595,868)

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                                                            -------------   -----------
Pro forma net loss .......................................  $  (5,697,858)  $(7,051,868)
                                                            =============   ===========

Pro form net loss applicable to common shareholders ......  $  (9,344,941)  $(9,660,321)
                                                            =============   ===========

Basic and diluted net loss per common share, as reported .  $       (0.20)  $     (0.35)
                                                            =============   ===========

Pro forma basic and diluted net loss per common share ....  $       (0.20)  $     (0.37)
                                                            =============   ===========

RECLASSIFICATIONS

Certain reclassifications have been made to conform to the 2005 presentation.

FINANCIAL INSTRUMENTS

The carrying values of accounts receivable, other receivables, accounts payable, and accrued expenses approximate their fair values due to their short term maturities. The carrying values of Veridium's long-term debt and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt to the rates and terms of debt currently available to Veridium. It was not practical to estimate the fair value of the convertible debt due to the nature of these items. These estimates would be based on the carrying amounts, maturities, effective interest rates and volatility of the Company's stock. The Company does not believe it is practical due to the significant volatility of the Company's stock.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share Based Payment." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows". This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS No. 123(R) may have a material effect on the Company's results of operations but not on the Company's financial position.

In June, 2005, the Financial Accounting Standards Board (FASB) has issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. This statement will improve financial reporting because its requirements will enhance the consistency of financial information between periods.

4         DISCONTINUED OPERATIONS

On October 24, 2005, the Veridium Board of Directors adopted a plan to close the Paterson, New Jersey recycling facility operated by American Metal Recovery Corporation ("AMRC"). The plan included the discontinuation of the operations of MRTC during 2005, as well. The decision to terminate operations at the Paterson facility was made due to overall economic factors, in particular the decreasing volume of inorganic, metal bearing wastes suitable for recycling. AMRC has ceased accepting waste and has removed all hazardous waste from the facility. AMRC has disposed of all of the equipment and cleaned the facility as required by regulation and surrendered the premises on December 31, 2005. The results of the recycling business are recorded as discontinued operations, of which the components are as follows:

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4         DISCONTINUED OPERATIONS (continued)

                                                                    2005         2004
                                                                    ----         ----
Net revenues .................................................  $ 1,287,091   $ 2,567,227
Cost of revenues .............................................    1,908,321     2,390,639
                                                                -----------   -----------
           Gross profit ......................................     (621,230)      176,588

Selling, general and administrative expense ..................      366,673       928,992
Impairment of assets .........................................    2,872,140     2,505,978
                                                                -----------   -----------
           Total .............................................  $ 3,238,813   $ 3,434,970

Loss from operations .........................................   (3,860,043)   (3,258,382)

Interest expense
$ ............................................................         --     $   (39,123)
Other income and expenses ....................................      (16,127)      (59,144)
                                                                -----------   -----------
           Loss before provision for income taxes ............  $(3,876,170)  $(3,356,649)


Total provision for tax ......................................        1,501           470
                                                                -----------   -----------
           Net loss from discontinued operations .............  $(3,877,671)  $(3,357,119)
                   Gain on disposal of discontinued operations       45,041          --
                                                                -----------   -----------
                   Total - discontinued operations ...........  $(3,832,630)  $(3,357,119)

The results presented above for 2005 and 2004 include the operating activity for the recycling operation for the 12 month period. Assets and liabilities of the recycling business were reported as net assets and net liabilities (current and net of current) of discontinued operations at December 31, 2005. The net fixed assets and the net intangible assets totaling $2,958,876 were written down to zero based upon the assets and intangibles site-specific to our Paterson, New Jersey facility.

Assets and liabilities of discontinued operations as of December 31, 2005 are as follows:

Current assets of discontinued operations:
     Accounts receivable, net ......................  $    34,562
                                                      -----------
Total current assets of discontinued operations ....  $    34,562

Net non-current assets of discontinued operations
     Net fixed assets ..............................  $ 1,187,333
     Intangible assets .............................    1,771,543
     Other assets ..................................       10,552
     Less: recognition of impairment ...............   (2,958,876)
                                                      -----------
Total non current assets of discontinued operations   $    10,552
Total assets of discontinued operations ............  $    45,114

Current liabilities of discontinued operations:
     Accounts payable ..............................  $   525,663
     Accrued and other liabilities .................      383,784
                                                      -----------
Total current liabilities of discontinued operations  $   909,447

Non-current liabilities of discontinued operations .  $     1,163

Net assets of discontinued operations ..............  $  (865,496)

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5         PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2005 are summarized as follows:

Land .......................................................... $275,000

Buildings .....................................................  400,000

Machinery  and  equipment .....................................   22,460

Office equipment, computers and fixtures ......................   60,283

Leasehold improvements 169,803 Vehicles .......................  795,762
                                                              ----------
Total property and equipment ................................ $1,723,308

Accumulated  depreciation  and amortization .................   (331,229)
                                                              ----------
Property and equipment,  net ................................ $1,392,079
                                                              ==========

In May 2003, and in connection with its two acquisitions of ESD, Veridium assumed certain non-interest-bearing term financing. The outstanding principal balance of $100,000 is secured by a first mortgage interest in Veridium's Lowell, MA property (see buildings above).
All property and equipment serves as collateral for the debt held by GCS Investments (see Note 8).

Depreciation charged to operations, which includes amortization of assets under capital lease, was $182,290 and $128,549 for the years ended December 31, 2005 and 2004, respectively. Depreciation expense from discontinued operations of $219,925 and $248,636 for the years ended December 31, 2005 and 2004, respectively have been excluded from these figures.

Discontinuance of operations at Veridium's recycling facility resulted in the impairment of assets located at this facility during the year 2005. Net assets of $1,187,333 (per above) were written down to zero as of September 30, 2005.

Due to market and economic factors, the Calciner equipment, which was to be used to process solids, included in construction in process at December 31, 2003 was written off in 2004. The project was never completed and a substantial investment would have been needed to move the project from pilot testing to operational status. In addition, market conditions have changed and alternate processors have been located to the point where the Calciner could not have been operated cost-effectively. The total impairment charge in 2004 was $1,273,528.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6         ACQUISITIONS

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

In May of 2005, the Company acquired all of the assets and certain liabilities of North Country Environmental Services located in Milford, Massachusetts. These operations were integrated with the Company's field services group located in Sandwich, Massachusetts. Veridium recorded approximately $522,000 in goodwill including $50,000 for a customer listing relating to the engineering and training portion of business. This acquisition provided Veridium with additional volume in the Field Service Area to maximize potential of existing structure, as well as to add Engineering and Training to the service offerings. Operations of this acquisition from the date of acquisition through December 31, 2005 have been included in the Company's consolidated statement of operations. The following table summarizes the fair value of assets acquired and liabilities assumed for the acquisition detailed above.

Purchase Price:

Cash paid to sellers
     Cash paid directly to lending facility on Line of Credit  $ 358,750
     Cash paid directly to seller ...........................     50,000
                                                               ---------
          Total cash payments to seller .....................  $ 408,750

Fair value of debt issued to sellers, per agreement .........  $ 128,000
Fair value of equity issued on date of
  acquisition (982,759 shares of common stock) ..............  $  75,000

Total Purchase Price ........................................  $ 611,750
Allocation of purchase price:
Fair value of assets acquired
     Current assets .........................................  $ 233,853
     Property and equipment .................................    175,280
     Goodwill ...............................................    521,629
                                                               ---------

Total assets acquired .......................................  $ 930,762
Less: liabilities assumed
     Current liabilities ....................................  $(242,880)
     Long term debt .........................................    (76,132)
                                                               ---------
          Total liabilities assumed .........................  $(319,012)

ACQUISITIONS - SUBSEQUENT EVENTS

On January 22, 2006, Veridium Corporation (VRDM") acquired 100% of the stock of GreenShift Industrial Design Corporation (GIDC") and Tornado Trash Corporation ("TTC") from GreenShift Corporation ("GreenShift") in return for 10% of the fully diluted stock in Veridium.

GIDC is a development stage company that focuses on the engineering and marketing of green innovations and processes that enhance manufacturing efficiencies improve resource utilization and minimize waste. GIDC's mission is to deliver consumer orientated Natural SolutionsTM based on an array of green technologies and applied engineering expertise that reduce waste at the source and make it easier for people and businesses to recycle and reuse resources. GIDC plans to initially focus on the acquisition, development and marketing of benchmark green technologies and products that accomplish the following key goals:

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     o Reduce the volume of waste generated by residential and commercial consumers;

     o Increase the convenience and decrease the cost of recycling by residential and commercial consumers; and,

     o Increase the cost efficiency of processing certain types of industrial wastes.

GIDC expects to leverage its portfolio of powerful new green technologies to generate revenue starting in 2006 from the provision of customized engineering services to third party clients.

Tornado Trash Corporation ("TTC") is a development stage company formed to deploy commercial applications of GIDC's innovative green technologies with the specific goal of minimizing and eliminating the practice of landfill disposal by converting trash into valuable metals, chemicals, plastics, fuels and energy. TTC plans to focus on centralized applications of its technologies at, for example, landfills and transfer stations, and decentralized applications of its technologies in new green appliances positioned to residential and commercial consumers.

7         LONG-LIVED ASSETS

GOODWILL AND INTANGIBLE ASSETS
Amortizable, intangible assets at December 31, 2005 include the following:

Permits ......................................................      $   216,795
Accumulated amortization .....................................          (27,272)
                                                                    -----------
       Permits, net ..........................................      $   189,523
                                                                    ===========
Goodwill at December 31, 2005 includes the following:
 Beginning balance, net ......................................      $ 4,020,762
Acquisition of NCES ..........................................          521,629
Impairment  charge ...........................................         (532,088)
                                                                    -----------
Ending balance,  net .........................................      $ 4,010,304

Veridium holds US patents relative to our technologies. Our patented and proprietary technologies are engineered to chemically and physically transform inorganic industrial wastes into commodities that can be returned to commerce. Our patents cover many of the processes by which this recycling is accomplished.

We had designed our recycling operations to administer our patented and proprietary technologies. With the closure of our recycling facility in Paterson, New Jersey, we have written down the value of these patents to zero.

Veridium also completed their annual impairment test for goodwill. Veridium performed an impairment test by comparing the fair value of their reporting unit with the carrying value of the unit. As a result of impairment test, Veridium determined that there was no goodwill impairment adjustment necessary for Veridium's continuing operations in 2005. Goodwill was adjusted by $532,088 for the discontinued operations at the New Jersey facility in 2005. Goodwill was impaired by $2,254,000 in 2004.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8         FINANCING ARRANGEMENTS

The following is a summary of Veridium's financing arrangements as of December
31, 2005:

Short-term borrowings
     Vendor composition plans ..................................  $    22,411
     Short term loans - GreenShift .............................      716,190
                                                                  -----------
             Total short-term borrowings .......................  $   738,601

Current maturities of long-term debt:
     Term financing ............................................      100,000
 Vehicle loans and
other current obligations ......................................      159,532
Total  current maturities of long-term debt ....................         --
                                                                  $   259,532

Current portion of convertible debentures:
     Laurus Master Fund, secured minimum borrowing note ........  $ 1,000,000
     Laurus Master Fund, secured revolving note ................      913,260
     GCS demand note ...........................................    1,000,000
Related party convertible note .................................      265,073
  Convertible promissory note - Berger .........................       78,000
Total ..........................................................         --
current portion of convertible debentures ......................  $ 3,256,333
Long-term debt:
     GCS subordinate balloon note, 12%, due April 2007 .........  $ 1,547,500
  Vehicle loans and other current obligations ..................      343,941
 Total
                                                                  -----------
long-term debt, net of current maturities ......................  $ 1,891,441
Convertible debt, net of current portion:
     GCS debenture, 10% convertible debenture, due December 2008  $ 1,138,471
     Less: debt discount .......................................     (511,560)
                                                                  -----------
         Total convertible debentures, net of current maturities  $   626,911


The following chart is presented to assist the reader in analyzing Veridium's ability to fulfill its fixed debt service requirements of December 31, 2005 and Veridium's ability to meet such obligations:

Year                                                                   Amount
2006  ...........................................................  $4,245,838
2007  ...........................................................   1,677,688
2008  ...........................................................   1,238,330
2009  ...........................................................      84,394
2010 and thereafter ..............................................      29,500
                                                                    ----------
Total minimum payments due under current and long-term obligations  $7,275,750
                                                                    ==========

SHORT TERM BORROWINGS:

During 2005, Veridium borrowed $716,190 from GreenShift Corporation at a rate of 8%. These loans are payable on demand. GreenShift is an approximate 70% shareholder of Veridium and is controlled by Kevin Kreisler, Chairman and Chief Executive Officer of Veridium.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8         FINANCING ARRANGEMENTS (continued)

TERM FINANCING

In May 2003, and in connection with its two acquisitions of ESD, Veridium assumed certain non-interest-bearing term financing, with an outstanding principal balance of $100,000 as of December 31, 2005, payable in one installment in March 2006. The obligation continues to be secured by a first mortgage interest in Veridium's Lowell, MA property.

DEMAND NOTE - GCS

On December 19, 2003, Veridium closed on the first installment of a Convertible Demand Note with GCS Investments, LLC ("GCS"). The note is payable on demand with a principal balance of $1.0 million at December 31, 2005, and bears interest at the greater of 10% per year or 6% above prime rate per year. Payments are of interest only and are payable monthly. The note is secured by a blanket subordinate security position on substantially all of Veridium's assets. GCS's security position has been subordinated to Laurus's first priority security position (see below). Conditions precedent of this financing included the conversion of the majority of Veridium's pre-consolidation debt and other liabilities into various forms of equity, including all obligations due to Veridium's officers and its related parties for loans extended to Veridium, deferred salaries, price-protection agreements in relation to previous loans and deferred salaries and any other and all liabilities due to Veridium's officers and related parties. Additionally required were cash-based management contributions, the unconditional personal guarantee of Veridium's chairman. Kevin Kreisler, and the conversion by GCS' affiliate of $1.184 million in debt into the GCS Convertible Preferred Debenture (see below). The note and any accrued interest thereon are convertible into common stock of Veridium based on the average closing price for the ten days prior to such conversion. GCS additionally received detachable warrants to purchase 500,000 shares of common stock that are exercisable at $0.40 per share and expire on December 19, 2008. The warrants are redeemable at the option of the holder if at the time of exercise the market price is at or above $0.40 per share. The warrants have been recorded at fair value as a discount to the Convertible Preferred Debenture (see below).Veridium received $1.2 million of the funds under the note in 2003 and the balance of $0.3 million in January 2004. The note was modified in March 2004 in connection with the Laurus Financing. In April 2004, This note was reduced by $500,000 in conjunction with the acquisition and amendment by GCS of the Company's subordinated balloon note previously payable to R. M. Jones & Company, Inc. ("Jones")(see below). Approximately four months of interest under this loan in the amount of $42,500 and the Subordinated Balloon Note (see below) was purchased and converted into equity by Viridis Capital, LLC, an affiliate of Kevin Kreisler, and assigned to GreenShift another affiliate of Kevin Kreisler, in December 2004 (see Note 12, Shareholders' Equity, below). During 2005, the note was modified to reduce the interest rate to 3% effective for the first nine months of the year, which was determined not to be a material debt modification. In addition, during 2005, based on the terms of the conversion option and the redemption feature of the warrants, the Company determined that this conversion option and the warrants required reclassification as derivative liabilities (see
Note 17 - RESTATEMENT).

SUBORDINATED BALLOON NOTE - GCS

In April 2004, Veridium's various outstanding notes issued in connection with the purchase of the Environmental Services Division of R.M. Jones & Co., Inc. ("Jones") were consolidated and adjusted in compliance with the provisions of Letter Agreements with Jones, which resulted in the repurchase of the debt for $500,000 and 1.25 million common shares. For the consideration given, Jones agreed to the assignment of the debt to GCS, consisting of $1,517,000 plus accrued interest for a total balance of $1,547,500 (see above). This new note bears interest at the rate of 12% per year, payable monthly. The principal of the loan is due and payable on April 5, 2007. This note is secured by the stock of two of Veridium's subsidiaries: JES-LLC and ESC. Approximately four months of interest under this loan in the amount of $57,931 and the Demand Note (see above) was purchased and converted into equity by Viridis Capital, LLC, an affiliate of Kevin Kreisler, and assigned to GreenShift another affiliate of Kevin Kreisler, in December 2004 (see Note 12, Shareholders' Equity, below).

CONVERTIBLE PREFERRED DEBENTURE - GCS

In December  2003,  and in connection  with the  requirements  of the GCS Demand
Note, GCS' affiliates converted $1.184 million in debt into convertible preferred debt securities of Veridium (the "GCS Debenture"). This instrument is to be paid at a rate equal to 2% of Veridium's gross annual revenue on a quarterly basis, provided that such payments, together with the interest payments paid to GCS on the GCS Demand Note, do not exceed 30% of Veridium's EBITDA for such year. These payments shall continue to be made until the sum of all such payments is equal to $1.184 million, at which time this instrument will automatically convert into 30,000 shares of Subsidiary Preferred Equity (see
Note 8, Minority Interest, below). During 2005 and 2004, Veridium accrued $52,777 and $76,000 interest respectively under this debenture. Interest was accrued at a rate of 10% during the year 2005. None of the contingent payments were required to be made during this period. During 2005, the note was modified to reduce the interest rate to 3% effective for the first nine months of the year and payments of $45,594 were made reducing the principal of the note to $1,138,471. Detachable options issued concurrently with the financing have been recorded as a discount to the debt, amortizable over the term of the note (see
Note 17 - RESTATEMENT). The maturity date of this note is December 13, 2008. In addition, during 2005, based on the terms of the conversion option and the redemption feature of the options, the Company determined that this conversion option required reclassification as a derivative liability (see Note 17 - RESTATEMENT).

CONVERTIBLE NOTES - LAURUS MASTER FUND

On March 31, 2004, Veridium closed on a revolving fixed price convertible facility in the amount of $1.75 million with the Laurus Master Fund (the "Laurus Financing"). Total financing available with this facility is $2.5 million which consists of the Secured Revolving Note of $1.5 million (the "Revolving Facility") and a Minimum Borrowing Note for $1.0 million (the "Minimum Note"). All advances evidenced by these notes are made in accordance with the terms and provisions of the Security Agreement with Laurus Fund. Under the Security Agreement, the Minimum Note includes the requirement to maintain a $1.0 million minimum balance by automatic transfer of funds, if necessary, from the Revolving Facility. The Revolving Facility is structured like a standard receivables based line of credit. The Security Agreement provides that outstanding loans under this facility cannot exceed the lesser of (a) $2,500,000 less reserves determined by Laurus, (b) 90% of eligible Accounts Receivable ("Accounts") less the above reserves and (c) Accounts plus $500,000 less subordinated accounts. The notes bear interest at prime plus 5%, subject to a floor of 9%, and a term of three years. Veridium may convert debt into equity at a fixed conversion price equal to $0.43 per share, which price is subject to adjustment based on reset to a lower conversion price based on offer prices, which may result in the issuance of additional shares of the Company's common stock. The proceeds of the Laurus Financing were used to complete Veridium's recapitalization process and to stimulate increased cash flows from operations. Veridium is currently in default of this agreement due to its failure to register certain stock and debentures. Based on this default the Company has accrued to-date $360,000 in liquidating damages, which have been calculated based on the period of default through that date. Of this amount, $116,667 has been accrued in the prior year (see Note 17 - RESTATEMENT). The debt is also subject to certain covenants related to incurrence of additional non-trade debt or restrictions on disposition and protection of collateral.

RELATED PARTY CONVERTIBLE NOTE

During 2005, Veridium borrowed $280,196 from GreenShift Corporation in the form of a convertible promissory note at a rate of 8%. The note is due on September 30, 2006. Based on the terms of the conversion option, the debt was determined to contain a beneficial conversion feature, recorded as a discount on the debt of $20,165, amortizable over the term of the debt. Interest expense of $5,041 has been recorded based on the amortization of the discount in 2005. GreenShift is an approximate 70% shareholder of Veridium and is controlled by Kevin Kreisler, Chairman and Chief Executive Officer of Veridium.

CONVERTIBLE PROMISSORY NOTE - BERGER

In May 2005, Veridium acquired the assets of NCES. As part of this acquisition, Veridium assumed a convertible promissory note in the amount of $128,000 payable to Robert Berger. This note was due and payable November 10, 2005. The payee may elect at any time to convert any or all of the outstanding principal into common stock equal to the amount due divided by the average closing price of such common stock for the (30) day prior period to the date of the exercise of this conversion. In November 2005, the Company made a payment of $50,000 reducing this note to $78,000. The balance of the note is in default and is immediately due and payable. Based on the terms of the note, it was determined that the conversion option was an embedded derivative conversion feature. Accordingly, the company recognized a liability for this derivative conversion feature of $52,800, recorded as a debt discount which was fully amortized over the term of this short term debt in 2005. The derivative liability was marked to fair value at December 31, 2005, resulting in an accounting gain for the change in fair value.

VEHICLE LOANS

The Company has vehicle loans with varying interest rates from 0% to 11.45%. These loans have maturity dates that range from May 2006 to December 2010. As of December 31, 2005, vehicle notes totaled $503,473 with $159,532 currently due, secured by assets with a net book value of $493,205.

9         MINORITY INTEREST

As a condition precedent to Veridium's closing of the Senior Loan, Veridium's pre-consolidation New World Recycling ("NWR") notes totaling $925,000 ("the NWR Debt") were, on December 19, 2003, converted into 92,500 shares of a non-voting class of preferred equity in Veridium's American Metals Recovery, Corp. ("AMRC") subsidiary, the Subsidiary Preferred Equity, with a par value of $0.001. Subsidiary Preferred Equity holders were to receive a quarterly dividend ranging from 3% to 5% of AMRC's annualized revenue, limited to 30% of AMRC's operating income. AMRC failed to generate operating income in 2005 and 2004, therefore no dividends were payable in December 2005 and 2004. The shares could not be liquidated or transferred. Shares of Subsidiary Preferred Equity could be converted at the holder's option at fixed conversion price based on average closing price for the 60 day trading period prior to April 2, 1999. There was no expiration date associated with the conversion option. In December 2004, $100,000 of the Minority Interest was converted into 500,000 shares of Veridium's

10        RELATED PARTY TRANSACTIONS

common stock and a five-year option to purchase 250,000 shares of Veridium's common stock at $0.10 per share.

With the closing of the AMRC facility in Paterson, New Jersey, the remaining balance of the NWR debt totaling $825,000 is due to be converted into 8,250,000 shares of Veridium's common stock.

In addition to those related party transactions disclosed above in Note 7, Financing Arrangements, and below in Note 12, Stockholders' Equity, the Company had the following significant related party transactions during the periods reported in the financial statements:

CERTAIN INVESTMENTS RECEIVED DURING 2005

TRANSACTION WITH THE COMPANY'S CHAIRMAN, KEVIN KREISLER, AND COMPANIES OVER WHICH KEVIN KREISLER EXERCISES VOTING CONTROL

During 2005, Veridium borrowed $981,263 from GreenShift Corporation at a rate of 8%. The $716,190 short term loan is payable upon demand. The $265,073 short term convertible demand note is due and payable September 2006. Proceeds of $116,667 of these were used to redeem some James Green shares under his ESC redemption agreement. GreenShift is an approximate 70% shareholder of Veridium and is controlled by Kevin Kreisler, Chairman and Chief Executive Officer of Veridium.

On December 22, 2004, the Company closed on the sale of equity to Viridis Capital, LLC ("Viridis"), an affiliate of Kevin Kreisler. This equity was assigned to GreenShift Corporation ("GreenShift"), another affiliate of Kevin Kreisler, in connection with Green Shift's initial capitalization and its plans to file to become public as a business development company regulated under the Investment Company Act of 1940. The initial sale of equity, however, to Viridis was relative to purchase and conversion of (a) $755,202 of principal, accrued interest, fees and penalties under the CCS Debentures, (b) the AMRC Debentures in the approximate amount of $104,491, (c) short term borrowings of $75,000, and
(d) interest due on the Senior Loan and Subordinate Loan of $100,431 (see Note 7, Financing Arrangements) In consideration of these amounts, the Company issued to GreenShift 516,968 shares of the Company's Series B Preferred Stock, 1,960,954 shares of the Company's common stock and an option to purchase an additional 187,500 shares of the Company's Series B Preferred Stock for $4.00 per share. Shares of Series B Preferred Stock cannot be converted into common stock until December 31, 2005 in the absence of a change of control or other merger or acquisition event. Each share of Series B Preferred Stock may be converted by the holder into twenty-five shares of common stock subject to certain anti-dilution adjustments. There is no expiration date associated with the conversion option. At all times prior to conversion, each share of Series B Preferred Stock has the equivalent voting power of twenty-five shares of the Company's common stock. Each share of Series B Preferred Stock entitles its holder to receive cumulative annual cash or stock dividends as defined in the relevant Certificate of Designations. The transaction between Viridis and GreenShift Corp. was a stock transfer outside of Veridium Corporation's control, between two entities that are controlled by Kevin Kreisler, Veridium's chairman. Mr. Kreisler has informed Veridium that this transfer was done for the purpose of consolidating his holdings.

On December 30, 2004, the Company closed on a $1.5 million sale of equity to GreenShift, an affiliate of Kevin Kreisler. In consideration of $1,500,000 less $200,000 in costs associated with the transaction, the Company issued to GreenShift 750,000 shares of the Company's Series C preferred stock, 1,500,000 shares of the Company's common stock and an option to purchase an additional 375,000 shares of the Company's Series C Preferred Stock for $4.00 per share. The Series C Preferred Stock acquired by GreenShift may be converted into common stock at any point from and after December 31, 2005, in the absence of a change of control or other merger or acquisition event prior to that date. Each share of Series C Preferred Stock may then be converted into twenty-five shares of common stock, subject to certain anti-dilution and price-protection adjustments that are specified in the Certificate of Designations of the Series C Preferred Stock. Based on the anti dilution and price protection adjustment on December 31, 2005, there was an increase in a number of shares due to Series C preferred stock holders, resulting in a deemed dividend totaling $1,038,630 at December 31, 2005. There is no expiration date associated with the conversion option. At all times prior to conversion, each share of Series C Preferred Stock has voting power equivalent to twenty-five shares of the Company's common stock. Each share of Series C Preferred Stock entitles its holder to receive cumulative annual cash or stock dividends on a pro rated basis with holders of the Company's common stock. Also, as a result of this transaction, 175,000 of common stock subscription was created and still outstanding at December 31, 2004. The entire cash amount of $175,000 was received on February 28, 2005.

Viridis Capital, LLC, an affiliate of Kevin Kreisler, the company chairman, purchased a $75,000 debt payable to Lakeland Bank and subsequently assigned this debt to GreenShift, another affiliate of Kevin Kreisler. Lakeland Bank has not released Veridium of this debt obligation. The balance due as of December 31, 3005 was $58,828.

In July of 2005, Viridis Capital, LLC received 1,979,849 of the company's common stock pursuant to its prior anti dilution agreements with the company

Compensation During 2005 and 2004

During 2005 and 2004, Kevin Kreisler received $103,462 and $129,807 respectively in salaries under his employment agreement which called for an annual base salary of $150,000. Kevin Kreisler waived his right to receive unpaid salaries for services rendered in 2005 in December 2005.

TRANSACTIONS WITH THE COMPANY'S FORMER VICE-CHAIRMAN AND EMPLOYEE, LAWRENCE KREISLER, AND COMPANIES OVER WHICH LAWRENCE KREISLER EXERCISES VOTING CONTROL

During 2004, Lawrence Kreisler received $142,308 in salaries under his prior employment agreement which called for an annual base salary of $150,000, prior to his termination in July 2004.

Lawrence Kreisler's employment was terminated due to irreconcilable philosophical differences in how to best operate and grow the company's
Paterson, New Jersey recycling facility, and the extent of the company's resources that should be allocated to implementation of the company's recycling technologies, specifically including the company's previously planned thermal oxidation recycling process.

The company negotiated a severance package with Lawrence Kreisler that included the following salient terms: 100 percent of his salary of $150,000 through December 31, 2004, 50 percent of his salary through December 31, 2006, and medical benefits until the age of 65.

In December of 2005, Lawrence Kreisler received 7,374,796 shares of Veridium's stock to satisfy these obligations in full.

TRANSACTIONS WITH THE COMPANY'S FORMER PRESIDENT AND CHIEF EXECUTIVE OFFICER, JAMES GREEN

During September of 2005, Mr. Green resigned as President and Chief Executive Officer of the Company. He also resigned from the Board of Directors during September of 2005. He is currently an employee of a subsidiary in the Company.

During 2005, James Green received $156,000 in salaries and 5,000,000 shares of the Company's common stock as a stock based performance bonus.

In November 2003, and in connection with a required management contribution of the Senior Loan, James Green retired 92,500 shares of common stock.

TRANSACTIONS WITH THE COMPANY'S FORMER CHIEF COMPLIANCE OFFICER, RICHARD KRABLIN

Richard Krablin resigned as a member of the Board of Directors in September of 2005. He resigned as Chief Compliance Officer in December of 2005. He currently is retained as a consultant by the Company.

Compensation During 2005 and 2004

During 2005 and 2004, Mr. Krablin received $131,134 and $154,419 in salaries, respectively under his employment agreement which called for an annual base salary of $150,000. Mr. Krablin also received a bonus in December of 2005 of $25,000 paid by the receipt of 1,250,000 shares of Veridium Common Stock.

TRANSACTIONS WITH THE COMPANY'S INDEPENDENT BOARD MEMBERS

In September of 2005, Stephen Lewen and James Hanrahan resigned as members of the Board of Directors.

Compensation During 2005 and 2004

During 2005, Stephen Lewen and James Hanrahan received 109,166 and 149,734 shares, respectively, for their services as members of the Board of Directors.

During 2004, Stephen Lewen and James Hanrahan received 258,900 five year options exercisable at $0.05 per share.


for their services as members of the board of directors.

OTHER RELATED PARTY TRANSACTIONS

Additional Transactions with Immediate Family Members of Kevin Kreisler

During 2005 and 2004, the Company utilized the services of Candent Corporation for development and administration of its various management information systems. Candent is majority-owned by Kevin Kreisler's spouse. Such services approximated $44,000 and $87,000 for 2005 and 2004, respectively, based on prevailing market rates for services, some amounts were paid in part with 2,016,578 shares of the Company's common stock.

During 2005 and 2004, Scott Kreisler, brother of Kevin Kreisler, received salaries of $72,700 and $78,700 respectively.

During 2005 and 2004, Kathi Kreisler, mother of Kevin Kreisler, received salaries of $33,750 and $70,593 respectively. During December of 2005, Kathi Kreisler received 3,806,811 shares of Veridium common stock as a settlement of all severance liabilities.

In July 2005, Serenity Capital, LLC received 1,139,248 shares of the Company's common stock pursuant to its prior anti dilution agreements with the company. Lawrence Kreisler, father of Kevin Kreisler, is the sole member of Serenity Capital, LLC.

11    COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

Veridium is party an employment agreement with Kevin Kreisler, which agreement calls for an annual base salary of $150,000, and reimbursement of expenses, use of a Company automobile, periodic bonuses, four weeks vacation and participation in any employee benefits provided to all employees of Veridium.

OPERATING LEASES

Veridium maintained its recycling operations and corporate offices at its facility located in Paterson, New Jersey, its technical services offices located in Plainville, Connecticut, and its Field Services offices in Sandwich and Milford, Massachusetts. Due to the discontinuance of operations at the New Jersey facility, Veridium is negotiating the terms of the lease with the landlord. Management believes there will be no future liability due for the New Jersey operation. The Plainville lease is year to year currently through June 2006, with annual options through June 2008, payable in the amount of $1,797 per month. The Sandwich lease is a five-year term through June 2008 with a five-year option with a monthly payment of $1,575. The Milford lease is a monthly lease through October 2005 with a one year option and a monthly payment in the amount of $1,800. The lease obligations are as follows:

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11        COMMITMENTS AND CONTINGENCIES (continued)

Year                            Operating Leases
-----                           ----------------
2006                             $  44,080
2007                                18,900
2008                                18,900
2009                                 6,300
2010                                  --
Thereafter                            --
                                   -------
Total minimum lease payments       $88,180

In December 2002, Veridium entered into discussions with its landlord to exercise its option under its lease agreement to purchase the building it currently occupies as well as the property adjacent to its current building. In conjunction with these discussions, $100,000 was held in escrow by Veridium's attorney. In 2004 Veridium did not exercise its option to purchase the building. Management did not plan to exercise this option in 2005 and the deposit was forfeited in that year. Accordingly, the deposit was expensed in December 2004. Veridium is also liable for its pro rated portion of real estate taxes. Rent expenses, including real estate taxes, were approximately $346,294 and $316,291 for 2005 and 2004, respectively.

CAPITAL LEASES

Veridium is obligated under capital leases for machinery and equipment and office equipment, computers and fixtures that expire in three to five years, and bear interest ranging from 6% to 14%. The following is a summary of future minimum payments under capital leases that have remaining non-cancelable lease terms in excess of one year at December 31, 2005:

2005                                                            Capital Leases
----                                                            -------------
Total minimum lease payments .....................................  $33,353

Less imputed interest at interest rates ranging from 6.0% to 14.0%  $   991
                                                                    -------
     Present value of future minimum lease payments ..............   32,362

Less: current portion of capitalized lease obligations ...........   32,632
                                                                    -------
Long-term capitalized lease obligations ..........................  $  --
                                                                    =======

Assets capitalized under the above leases were written down to zero as of September 30, 2005 as part of the discontinuance of operations at the Paterson, New Jersey recycling facility. These obligations have been classified under net liabilities of discontinued operations. The underlying collateral for the obligations have been sold or disposed of during the year 2005. The terms of settlement of the obligations with the respective leasing companies or vendors are being negotiated. The value of this property and equipment written down to zero is as follows:
                                             2005
                                             ----
Equipment ..............................  $394,000
Less: accumulated amortization .........   238,389
Less: Discontinuance of operations .....   155,255
                                          --------
     Equipment under capital leases, net  $   --

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

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11        COMMITMENTS AND CONTINGENCIES  (continued)

1,350,000 shares of restricted common stock related to the Vulcan acquisition remain outstanding which shares Veridium is seeking to have cancelled. Veridium is currently pursuing the reversal of this acquisition and seeking the return of the common stock issued.

Veridium assumed and is party to various material administrative compliance proceedings for which Veridium has accrued $307,693 in potential expenses. Veridium is also involved in various collection matters for which vendors are seeking payment for services rendered and goods provided. These collection matters total $150,000.

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

Per FASB 143, Veridium has established a remediation accrual for the closure of its leased hazardous waste recycling and storage facility located at One Jasper Street in Paterson, NJ. The closure associated with these estimates are based on and represent costs that would be incurred by a third party being retained to conduct the closure. This amount was determined to be approximately $108,000 as of December 31, 2004. During 2005, accretion of the liability was $9,725, and costs settled during the year were $57,243. This facility was closed in December of 2005 and the remaining asset and corresponding liability were written off. No further liabilities are anticipated by the company.

The Company owns property in Lowell, Massachusetts, the location of our RCRA permitted Treatment, Storage and Disposal Facility (TSDF). Per the requirements of the permit associated with the operation of this facility, a third party evaluation is conducted on a yearly basis to evaluate the costs associated with the retirement of this asset. Per the outcome of this evaluation, $90,000 has been placed in a trust with the Massachusetts Department of Environmental Protection listed as beneficiary. The Company has included the $90,000 in this trust as part of deposits in other assets.

Under Veridium's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $25,000. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

Viridis Capital, LLC, an affiliate of Kevin Kreisler, purchased a $58,828 debt payable to Lakeland Bank and assigned this debt to GreenShift, another affiliate of Kevin Kreisler. Lakeland Bank has not released Veridium of this debt obligation.

The Company has failed to comply with certain registration requirements for stock issued to certain debt holders. The Company accrued $243,333 and $116,667 in 2005 and 2004 respectively for liquidating damages associated with this default.

12        INCOME TAXES

Veridium has incurred losses, which have generated net operating loss carry forwards for Veridium. As of December 31, 2005, these loss carry forwards are subject to limitation in future years should certain ownership changes occur. For the years ended December 31, 2005 and 2004, Veridium's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded. The provision for income taxes for the years ended December 31, 2005 and 2004 consisted of state income tax provisions. Deferred tax assets are as follows:

                                               2005
                                           -------------
Deferred Tax Assets:
Net operating loss carry forwards .......  $  6,106,000
Allowance for doubtful accounts .........       101,000
Severance ...............................          --
Property, equipment and intangible assets     5,210,000
                                           ------------
Total deferred tax assets ...............    11,417,000
Less: Valuation allowance ...............   (11,417,000)
                                           ------------
Net deferred tax assets .................  $       --
                                           ============

Veridium  has  federal  and  state  net   operating   loss   carry-forwards   of
approximately $16,965,000, which expire through December 31, 2025.

AUTHORIZATION

In October 2005, Veridium's shareholders authorized the issuance of up to 250,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2005, the Company did not have sufficient shares of common stock authorized to accommodate conversion of all outstanding shares of convertible preferred stock, convertible debt and other contingently issuable shares.

ANTI-DILUTION AND PRICE PROTECTION AGREEMENTS

During 2003, in consideration for certain equity transactions, one lender, various vendors and stockholders, and Kevin Kreisler received price protection benefits and/or anti-dilution coverage as part of their equity instruments. As a result of these agreements, the Company issued approximately 11.3 million shares and 3.8 million shares common stock during 2005 and 2004 respectively, for no consideration. In connection with the issuance of these shares, the Company has adjusted the par value and paid in capital.

13        STOCKHOLDERS' EQUITY

At December 31, 2005, GCS Investments, LLC ("GCS") one of the Company's creditors, has an anti-dilution agreement in place to maintain its current ownership percentage of common stock at 4.95% of the issued and outstanding common stock. No shares were issued during 2005 and 2004. As of December 31, 2005, 2,261,161 additional shares were due under this agreement, but additional shares may be due under this agreement upon any conversion of the Company's various debentures with GCS and Laurus Master Fund, or in the event that the Company's preferred share are converted into common stock. GreenShift Corporation ("GreenShift"), an affiliate of Kevin Kreisler, has an anti-dilution agreement in place to maintain its ownership percentage (relative to the acquisition by GreenShift of 750,000 shares of the Company's Series C Preferred Stock for $1.5 million in December 2004) at about 25% of the outstanding capital stock of the Company; the terms of the December 2004 GreenShift investment also provide for price protection in the amount of $1.5 million. GreenShift additionally has price protection rights relative to his purchase and conversion into restricted preferred stock of approximately $1.0 million of the Company's debt in December 2004. As of December 31, 2005, no additional shares were due under these agreements.

James Green has an anti-dilution agreement in place to maintain his ownership percentage at 10% of the outstanding capital stock of the Company until December 31, 2005, provided that Mr. Green is not permitted to effect conversions into shares of common stock equal to more than 4.99% of the Company's outstanding common stock at any given time. Mr. Green holds 380,000 shares of the Company's Series B Preferred Stock per this agreement. He additionally has price protection rights relative to the Company's May 2003 acquisition from Mr. Green of EnviroSafe Corp., in the approximate amount of $167,000 at December 31, 2005. Mr. Green received 1.8 million shares and 3.6 million shares in 2005 and 2004 respectively, pursuant to these agreements. As of December 31, 2005, no additional shares were due under these agreements. Additional shares will be due in May 2006 to satisfy this obligation. In connection with the future issuance and redemption of these shares, the Company has recorded a derivative liability at December 31, 2005 for the price-protected feature, fair valued at $108,550.

Richard Krablin had an anti-dilution agreement in place to maintain his ownership percentage at 3% of the outstanding capital stock of the Company. During December 2005, this agreement was satisfied by the conversion of his Series B preferred stock into 2,875,000 shares of Veridium common stock. RM Jones & Co., Inc. ("Jones") was provided with price-protection rights relative to the Company's various acquisition agreements with Jones. The price protection agreement was terminated in January 2005 after the Company redeemed 2,906,244 shares of issued common stock under the equity due under the relevant agreement for about $260,000 in cash.

At December 31, 2005, a consultant was owed $64,250, payable in common stock, which is price protected so that the ultimate proceeds will equal the remaining

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13    STOCKHOLDERS' EQUITY (continued)

contract obligation. The accrued obligation would require 3,212,500 shares if settled at December 31, 2005. In addition, the Company has recorded a derivative liability at December 31, 2005 for the price-protected feature, fair valued at $29,102.

In addition to the agreements detailed above, several shareholders had price protection agreements totaling about $165,000 as of December 31, 2005, corresponding to an expected additional 8,250,000 shares of common stock. This amount depends on a variety of factors including market price for the Company's common stock and whether any cash payments are made. The Company has recorded a derivative liability for other agreements at December 31, 2005 for the price-protected features, fair valued at $13,464.

STOCK OPTIONS AND WARRANTS

The Company issued no options or warrants during 2005. In connection with Veridium's completion of the Laurus Financing (see Note 8, Financing Arrangements, above), Veridium issued Laurus seven-year detachable warrants to purchase shares of Veridium's common stock as follows: 450,000 shares at $0.49, 400,000 shares at $0.54, and 250,000 shares at $0.58. Additionally, and in further connection with the Laurus Financing, Veridium issued an additional 250,000 warrants at an exercise price of $0.50 per share to the holders of the debentures that were assigned to a related party in December 2004. The Company has recorded a Black-Scholes value for these warrants of $310,305. During 2004, Veridium issued options to purchase Veridium's common stock to various individuals as follows: 1,750,000 five year options exercisable at $0.12 per share were purchased for $100,000; 1,000,000 five year options exercisable at $0.20 per share were issued to an accredited investor incidental to an investment transaction (see below); 250,000 five year options exercisable at $0.05 per share were issued to GCS Investments relative to the renewal of GCS' Senior Loan to Veridium; 258,900 five year options exercisable at $0.05 per share were issued to the Company's independent directors; 775,000 five year options exercisable at $0.10 per share were issued to the former holders of Veridium's Minority Interest (see Note 8, Minority Interest, above); 1,770,000 five year options exercisable at $0.05 per share were issued to a number of employees; 100,000 five year options exercisable at $0.50 per share were issued to a former holder of Veridium's AMRC Debentures; 500,000 five year options exercisable at $0.10 per share were issued to two employees; 887,500 five year options were issued to various investors exercisable at $0.50 - $0.60 per share; and, 187,500 five year options exercisable into Veridium's Series B Preferred Stock at $4.00 per share, and 375,000 five year options exercisable into Veridium's Series C Preferred Stock at $4.00 per share were issued to GreenShift Corporation relative to its December 2004 investment transactions (see below).

STOCK OPTION AND ISSUANCE PLANS

In September 2003, the Company's shareholders approved the Company's 2003 Stock Option/Stock Issuance Plan (the "Plan"). The Plan consists of two separate equity programs: (i) the Discretionary Option Grant Program and (ii) the Stock Issuance Program. An aggregate of 5,322,652 shares of Common Stock were initially reserved for issuance over the term of the Plan. In addition, the number of shares of Common Stock reserved for issuance under the Plan automatically increases on the first trading day of January each calendar year, by an amount equal to eight percent (8%) of the total number of shares of Common Stock outstanding on the last trading day in December of the preceding calendar year. Shares subject to any outstanding options under the Plan which expire or otherwise terminate prior to exercise will be available for subsequent issuance. However, any shares subject to stock appreciation rights exercised under the Plan will not be available for reissuance. Should the exercise price of an option under the Plan be paid with shares of Common Stock or should shares of Common Stock otherwise issuable under the Plan be withheld in satisfaction of the withholding taxes incurred in connection with the exercise of an option or the vesting of a stock issuance under the Plan, then the number of shares of Common Stock available for issuance under the Plan will be reduced only by the gross number of shares for which the option is exercised or which vest under the stock issuance and not by the net number of shares of Common Stock issued to the holder of such option or stock issuance. The Company's officers and employees, non-employee Board members and independent consultants in the Company's service or the service of the Company's subsidiaries (whether now existing or subsequently established) are eligible to participate in the Plan. The fair market value per share of Common Stock on any relevant date under the Plan will be deemed to be equal to the closing bid price per share on that date. Options granted under the Plan may be either incentive stock options which satisfy the requirements of Section 422 of the Internal Revenue Code or non-statutory options which are not intended to meet such requirements.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13    STOCKHOLDERS' EQUITY (continued)

SUPPLEMENTAL DISCLOSURE FOR STOCK-BASED COMPENSATION

Veridium applies APB Opinion No. 25 and related Interpretations in accounting for its Plans and the analogous plans of Veridium. SFAS No. 123, "Accounting for Stock-Based Compensation", defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Veridium elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options. Activity under the Plan and issuances of warrants to non employees for the years ended December 31, 2005 and 2004 is as follows:



                                             Number of Shares Weighted Average
                                                              Exercise Price
                                             ---------------------------------

Outstanding at December 31, 2003                3,814,027   $   0.88
   Granted at fair value .......                8,953,900       0.60
   Forfeited ...................               (2,930,000)      0.63
   Exercised ...................                     (--)         --
                                               ----------      -----
Outstanding at December 31, 2004                9,700,427   $   0.47
   Granted at fair value .......                      --          --
   Forfeited ...................                      --          --
   Exercised ...................                      --          --
                                               ----------      -----
Outstanding at December 31, 2005                9,700,427   $   0.47


Summarized information about Veridium's stock options outstanding at December 31, 2004 is as follows:

   Range of Exercise Prices       Number of        Weighted          Weighted              Exercisable
                                    Options         Average          Average         Number of    Weighted Average
                                   Outstanding     Remaining       Exercise Price     Options      Exercise Price
                                                 Contractual Life
--------------------------------------------------------------------------------------------------------------------
$0.40 to $0.99                       8,953,900            5.90           0.27        6,408,900                 0.30
$1.00 to $8.00                         746,527            3.89           2.39          746,527                 2.39
                                ---------------                               -----------------
                                     9,700,427                                       7,155,427
--------------------------------------------------------------------------------------------------------------------

Summarized information about Veridium's stock options outstanding at December 31, 2005 is as follows:

   Range of Exercise Prices       Number of        Weighted          Weighted              Exercisable
                                    Options         Average          Average         Number of    Weighted Average
                                   Outstanding     Remaining       Exercise Price     Options      Exercise Price
                                                 Contractual Life
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

Options exercisable at December 31, 2005 and 2004 were 7,155,427, with a weighted average exercise price of $0.47 per share, respectively. No new options were issued or exercised in 2005. The fair value of each option granted during 2005 and 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                 2005         2004
                                -------------------
Dividend yield ........           --          --
Expected volatility ...           --          69%
Risk-free interest rate           --           2%
Expected life .........           --         5.9

There were no options granted in 2005. There were no options granted at less than fair value during the periods presented. The weighted average fair value of options and warrants granted at fair value during 2005 and 2004 was calculated using the Black-Scholes valuation model to be $0.07 per share, totaling $595,868.

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13    STOCKHOLDERS' EQUITY (continued)

DEBT AND OTHER LIABILITIES SETTLED WITH COMMON STOCK

During 2005, Veridium issued a total of 11,909,107 shares of common stock upon the settlement of $265,382 in accounts payable and other liabilities due. Of these amounts, 11,181,607 shares were issued for settlement of related party debt of $223,632.

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

STOCK AND OPTIONS ISSUED FOR SERVICES

During 2005, Veridium issued 14,985,976 shares of common stock with a value of $436,594, in exchange for services rendered. Of these amounts, 8,910,498 shares were issued for services provided by related parties of $242,500.

EXERCISE OF STOCK OPTIONS

No options were exercised during 2005 and 2004.

INVESTMENT ACTIVITY

In the year 2005, there were no investment activities.

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

During 2004, the Company additionally closed on the sale of 50,000 shares of the Company's stock for $5,000 to an accredited investor, a five year option to purchase 1,750,000 shares of the Company's common stock at $0.12 per share for $100,000 to an accredited investor, and $100,000 shares of the Minority Interest (see Note 8, Minority Interest, above) was converted into 500,000 shares of Veridium's common stock and a five year option to purchase 250,000 shares of Veridium's common stock at $0.10 per share.

SERIES A PREFERRED STOCK

Series A convertible preferred shares could not be converted into common stock until September 30, 2005. Each share of Series A Preferred Equity may be converted by the holder into one share of common stock and are subject to customary anti-dilution adjustments. The holders would be entitled to dividend rights equal to that of twenty-five common shareholders upon the declaration of dividends on common stock, and have voting privileges of five votes to every one common share.

SERIES B PREFERRED STOCK

In December 2003, various parties converted shares of common stock into Series B Preferred Stock at the rate of twenty shares of common to one share of Series B Preferred Equity. The conversions included Kevin Kreisler (450,000 preferred shares), James Green (200,000 preferred shares), Richard Krablin (67,617 preferred shares), board members (42,125 preferred shares), Lawrence Kreisler, Veridium's former Vice-Chairman, a current employee (130,000 preferred shares) and other parties (56,250 preferred shares). Approximately 12,550,000 shares of common stock were exchanged in connection these agreements. Based on the terms of the Series B Preferred stock, the Company recognized a beneficial conversion feature totaling $2,608,453 and $2,608,453 in both 2005 and 2004. During 2004,

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13        STOCKHOLDERS' EQUITY (continued)

an additional 815,226 shares of Series B Preferred Stock were issued in connection with the transactions detailed above. During 2005, 225,000 shares were issued for services and subsequently converted into common stock (see below). The preferred shares could not be converted into common stock until December 31, 2005 in the absence of a change of control or other merger or acquisition event. Each share of Series B Preferred Equity may be converted by the holder into twenty-five shares of common stock and are subject to customary anti-dilution adjustments. The holders would be entitled to cumulative dividend rights equal to that of twenty-five common shareholders upon the declaration of dividends on common stock, and have voting privileges of five votes to every one common share. Certain of the series B shares owned by Greenshift are price protected in the amount of $516,968. Shares owned by James Green are dilution protected in the amount equivalent to 10% of the fully diluted capital stock. There is no expiration date associated with the conversion option. At all times prior to conversion, each share of Series B Preferred Equity has the equivalent voting power of twenty-five shares of Veridium's common stock. Each share of Series B Preferred Equity entitles its holder to receive cumulative annual cash or stock dividends as defined in the agreement.

In December of 2005, 340,000 shares of series B preferred stock converted into Veridium common stock. The amounts and individuals receiving the stock included Richard Krablin (2,875,000 common shares), Steven Powers (500,000 common shares), Thomas O'Leary (500,000 common shares), and Robert Ruggeiro (500,000 common shares).

During 2005, the Company determined that the initial terms of the conversion option on Series B preferred shares issued in exchange for common stock in December 2003 represented a beneficial conversion feature at inception (see Note 17 - RESTATEMENT).

SERIES C PREFERRED STOCK

The Series C Preferred Stock acquired by GreenShift (see above) in December 2004 could not be converted into common stock until December 31, 2005 in the absence of a change of control or other merger or acquisition event. Each share of Series

C Preferred Stock may then be converted into twenty-five shares of common stock, subject to certain anti-dilution and price-protection adjustments that are specified in the Certificate of Designation of the Series C Preferred Stock. The adjustments to contingently convertible shares are determined annually at each "Adjustment Date" on December 31, 2005 and 2006. There is no expiration date associated with the conversion option. Based on the anti dilution provisions of the Series C Preferred Stock the Company measured the potentially convertible shares at the initial Adjustment Date of December 31, 2005 and, consequently, the company recognized a beneficial conversion feature of $1,038,630 due to the incremental intrinsic value of the additional issuable shares at December 31, 2005. At all times prior to conversion, each share of Series C Preferred Stock has voting power equivalent to twenty-five shares of all Veridium's common stock. The holders would be entitled to cumulative dividend rights equal to that of twenty-five common shareholders upon the declaration of dividends on common stock, and have voting privileges of five votes to every one common share.

STOCK REDEMPTIONS

During 2005, Veridium redeemed 1,856,061 shares of common stock from James Green per the Purchase and Sales agreement for ESC. These shares were subsequently canceled and recorded against paid in capital. Veridium also redeemed 2,906,244 shares of common stock for the Jones redemption agreement. These shares were subsequently canceled and recorded against paid in capital.

BENEFICIAL CONVERSION FEATURE

In addition to the beneficial conversion features recognized on preferred stock (as indicated above), the Company recognized the value of beneficial conversion features as follows:

In 2005, based on the terms of the conversion option on a related party note (see Note 8), the debt was determined to contain a beneficial conversion feature, recorded as a discount on the debt of $20,165, amortizable over the term of the debt. Interest expense of $5,041 has been recorded based on the amortization of the discount in 2005.

In 2004, due to the terms and conditions of the Laurus Master Fund financing arrangement, it had been determined to have a beneficial conversion feature because the fair market value of the common stock at the time of issuance was in excess of it's conversion price.

14       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:

                                                                     2005          2004
                                                                   -----------------------
Cash paid during the year for the following:
     Interest ...................................................  $  542,144  $   339,914
     Income Taxes
Supplemental Schedule of Non-Cash Investing
  and Financing Activities:

Minority interest converted into common stock ...................        --        100,000

     Common stock issued upon settlement of payables ............      41,750         --
     Common stock issued upon conversion of preferred stock .....       8,500         --
     Settlement of related party accounts payable
       and debt with the issuance of stock ......................     223,632      105,107
     Redemption of related party stock via related party loan ...     116,667         --

Value of warrants issued for deferred financing costs in
connection with senior loan .....................................        --          7,268
     Value of beneficial conversion feature on convertible debt .      20,165         --
        Value of beneficial conversion feature
          on convertible preferred stock ........................   3,647,083    2,608,453
        Recognition of liabilities on derivative instruments
                                                                      151,114         --
     Equity issued for deferred financing costs .................        --         82,500
     Conversion of subordinate loan into equity .................        --        454,171
     Deferred financing costs associated with stock issuance ....        --         50,000
     Issuance of warrants for deferred financing costs ..........        --        489,229
     Settlement of accounts payable with short term notes .......        --        603,814
     Debt issued in connection with deferred financing costs ....        --         30,500
     Acquisition of equipment and/or vehicles with long-term debt     306,565      120,998
     Asset capitalized as part of asset retirement cost .........        --         99,130
In connection with the NCES acquisition:
        Net assets acquired including goodwill,
         excluding cash equivalents .............................  $  574,978         --
        Less: Short term note payable issued                         (128,000)        --
                  Fair value of common stock issued                   (75,000)        --
                                                                   -----------

 Net cash paid at acquisition ...................................  $  371,948         --
In connection with the Laurus transaction:
     Debenture paid .............................................        --        250,000
     Payment of subordinate loan ................................        --        500,000
     Payment of term financing ..................................        --        100,000
     Payment of accounts receivable due factor ..................        --        470,762
     Prepaid expenses paid ......................................        --         16,945
     Deferred financing costs paid ..............................        --        179,376

In connection with the Viridis Capital, LLC debt assumption for stock:
     Accrued interest                                                    --        271,124
     Settlement of convertible debenture - AMRC                          --         89,000
     Settlement of convertible debenture - CCS Debenture                 --        600,000
     Settlement of short term borrowings - line of credit                --         75,000

15                 RETIREMENT PLAN

Veridium maintains a retirement plan pursuant to Section 401(k) of the Internal Revenue Code for its employees. Veridium contributed $102,877 and $5,200 during 2005 and 2004, respectively.

16                SUBSEQUENT EVENTS

ACQUISITION

On January 23, 2006, Veridium acquired GreenShift Industrial Design Corporation ("GIDC") and Tornado Trash Corporation ("TTC") from GreenShift. GIDC was subsequently renamed to Veridium Industrial Design Corporation ("VIDC") in return for 10% of the Company's fully diluted capital stock, which was paid by way of amending the Company's Series C Preferred Stock to provide for conversion rights into 35% of the Company's fully diluted capital stock instead of 25%.

VIDC is a development stage company that focuses on the engineering and marketing of green innovations and processes that enhance manufacturing efficiencies, improve resource utilization and minimize waste. VIDC's mission is to deliver Natural SolutionsTM based on an array of green technologies and applied engineering expertise that reduce waste at the source and make it easier for people and businesses to recycle and reuse resources. Due to the pre-revenue stage of both VIDC and TTC and the fact that their assets are entirely comprised of a number of intellectual properties from which neither VIDC nor TTC were generating revenue as of the closing date, these acquisitions were deemed to be immaterial.

SHARE ISSUANCES

In February 2006, Veridium issued a total of 75,346,825 shares of common stock to the shareholders of Veridium's Series B Preferred Stock, and 627,122 shares of common stock to the holders of Veridium's Series A Preferred Stock upon the conversion of all outstanding shares of the Series A Preferred Stock. Further information about the Series A and B Preferred Stock is available in Veridium's Annual Report on Form 10-KSB for the year ended December 31, 2004.

In a series of transactions taking place between October, 2005 and March 14, 2006, Veridium issued a total 55,901,085 shares of common stock to the holders of the Convertible Secured Promissory Notes Due to GCS Investments that were issued by Veridium in December 2003. The shares were issued upon conversion of $1,285,000 in principal amount and accrued interest. Further information about the Convertible Secured Notes is included in Note 8, Financing Arrangements.

17        RESTATEMENT

The Company has restated its financial statements for the years ended December 31, 2003 and 2004. The restated financial results reflect prior period adjustments to correct accounting treatment and other errors, as follows:

During 2005, the Company determined that certain of its debt instruments issued in December 2003 contained embedded derivative conversion features that required bifurcation under the provisions of SFAS No. 133 as derivative liabilities (see
Note 8). These conversion features were measured at fair value based on the issuance date, with the corresponding discount on the debt amortized over the term of the respective debt instruments (immediately for demand instruments). In addition, redeemable options issued in connection with this debt were determined to require treatment as liabilities under the provisions of SFAS No. 150, and the fair value determined was recorded as a discount on the related debt and is being amortized over the term of the debt (five years). The total discount recorded was $1,694,609, upon which interest expense for the amortization of the discount was $839,808 and $171,620 for 2003 and 2004, respectively. The derivative liabilities recorded were marked to fair value for subsequent periods, resulting in accounting income of $208,621 and $954,925 for the years ended December 31, 2003 and 2004, respectively.

During 2005, the Company determined that there was an embedded beneficial conversion feature related to issuances of Series B preferred stock in late 2003 due to the excess of the market price of the Company's common stock over the effective conversion price of the preferred stock at the time of issuance (see
Note 13). The beneficial conversion feature was amortized through the date of earliest conversion, which is December 31, 2005. As a result of the recognition of this beneficial conversion feature and the related amortization, the Company recognized $2,608,453 in implied preferred dividends during the year ended December 31, 2004.

During 2005, the Company determined it had not accrued an obligation for liquidating damages due to the lack of registration of the underlying shares of convertible debt and warrants issued to Laurus Fund (see Note 8). The amount to be accrued in 2004 was determined to be $116,667.

In addition, the Company noted during 2005 that an error was made in recording an accrual in 2004, resulting in an under-accrual of $151,556.

The impact of these adjustments of the Company's financial results as originally reported is summarized below:

        Year Ended December 31, 2004:
                                             As Reported    As Restated
                                             -----------    -----------
Accumulated deficit ......................  $(33,942,795)  $(36,667,301)
Additional paid-in capital ...............    35,278,025     37,886,478
Total stockholders' equity ............ ..     1,134,717      1,018,664
Net loss .................................    (6,971,082)    (6,456,000)
Net loss applicable to common shareholders    (6,971,082)    (9,064,453)
Net loss per common share ................  $      (0.26)  $      (0.35)


     Year Ended December 31, 2003
                                             As Reported   As Restated
                                             -----------   -----------
Accumulated deficit ....... ...........     $(26,971,713)  $(27,602,848)
Total stockholders' equity                     4,547,097      3,915,962

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE
None.

ITEM 8A.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial and accounting officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to

                      VERIDIUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8A.     CONTROLS AND PROCEDURES (continued)

our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. Veridium's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting him in a timely manner to material information relating to Veridium required to be included in Veridium's periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

None.

                                    PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS

Name                      Age      Position
--------------------------------------------------------------------------------
Kevin Kreisler               33  Chairman of the Board of Directors,
                                 Chief Executive Officer,
                                 Chief Financial Officer
James Green                  51  President of Enviro-Safe Corporation


Kevin Kreisler, Veridium's current Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Kreisler is also currently the Chairman of the Board and Chief Executive Officer of GreenShift Corporation, and he serves as Chairman of the Board and Chief Executive Officer of INSEQ Corporation and
General Ultrasonics Corporation. Mr. Kreisler is also Chairman of Enviro-Sciences Corporation, and a member of the board of directors of Ovation Products Corporation, Aerogel Composite, Inc., Sterling Planet, Inc., and TerraPass, Inc. Mr. Kreisler served as Veridium's vice-president from 1998 to 2000, president from 2000 to 2002, and chief executive officer from 2002 to February 2005. From February 2005 until September 2005 Mr. Kreisler was Veridium's Chief Technology Officer. He resumed the position of Chief Executive Officer in September 2005. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey. His current term as a director expires in 2006.

James Green, the President of Veridium's subsidiary, Enviro-Safe Corporation, was Veridium's President and Chief Executive Officer from February 2005 until September 2005. From 2003 until February 2005 Mr. Green was the Chief Operations Officer for Veridium. Until it was acquired by Veridium in 2003, Mr. Green was the vice president and an owner of the environmental services division of R.M. Jones & Co., Inc. ("Jones"). Mr. Green was formerly employed as the Chief Operations Officer for Heritage Environmental Services, and as Vice President for Laidlaw, Inc., where he was responsible for what is now the chemical services division of Clean Harbors, with 24 operations in North America, over 1500 employees and $200 million in revenue. He has also served as president of North East Solvents, where he grew a $40 million company from sales of $4 million within four years before being acquired by Laidlaw, Inc. Mr. Green holds undergraduate and advanced degrees in biochemistry and medicinal chemistry and has participated in executive MBA programs.

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

Based solely on the Company's review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2005, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

INDEMNIFICATION OF DIRECTORS AND OFFICERS.

We shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Delaware, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer, or served any other enterprise as director, officer or employee at our request. The board of directors, in its discretion, has the power on behalf of our behalf to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was one of our employees.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act, and is therefore, unenforceable.

AUDIT COMMITTEE

The Audit Committee, which held 4 meetings during fiscal year 2005, recommends the selection of independent public accounts, reviews the scope of approach to audit work, meets with and reviews the activities of the Company's internal accountants and the independent public accountants, makes recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, and reviews all Form 10-KSB Annual and 10-QSB interim reports.

Code of Conduct and Ethics

The Company has adopted a written code of conduct and ethics that applies to all directors, and employees, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to Veridium Corporation, 535 West 34th Street, Suite 203, New York, NY 10001.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth compensation information for Veridium's executive officers during the years indicated as relevant. As of December 31, 2005, no executive officer held shares of exercisable options for Veridium's Common Stock.

Name and Principal Position       Annual Compensation              Long-term Compensation               All Other
                                                                                                        Compensation
---------------------------------------------------------------------------------------------------------------------
                                   Year     Salary     Bonus       Other      Securities Underlying
                                                                            Options Granted (shares)
---------------------------------------------------------------------------------------------------------------------
Kevin Kreisler                      2005  $ 103,462  $      --    $    --             --                  $ --
Chairman, President  & CEO          2004    129,807         --         --             --                    --
                                    2003     78,211         --         --             --                    --

James Green                         2005    156,923    100,000         --             --                    --
Former President & CEO              2004    146,537         --         --             --                    --
                                    2003     82,952         --         --             --                    --

Richard Krablin                     2005    131,154     25,000         --             --                    --
Former Chief Compliance Officer     2004    154,419         --         --             --                    --
                                    2003     34,569         --         --             --                    --


Option Grants in Last Fiscal Year to Named Executive Officers. The named executive officers of Veridium do not hold any option to purchase shares of Veridium's common stock.

EMPLOYMENT AGREEMENTS

Veridium is party an employment agreement with Kevin Kreisler, which agreement calls for an annual base salary of $150,000, and reimbursement of expenses, use of a Company automobile, periodic bonuses, four weeks vacation and participation in any employee benefits provided to all employees of Veridium.

COMPENSATION OF DIRECTORS

According to Veridium's 2003 Stock Option/Stock Issuance Plan, approved by stockholders at the 2003 Annual Meeting, each director who is not an employee of Veridium receives, at the discretion of the Board of Directors, an annual fee of $20,000, paid quarterly in the form of a five-year, non-qualified stock option to purchase that number of shares of Veridium's Common Stock as determined by dividing such quarterly compensation by the trailing ninety-day average market price for Veridium's Common Stock. Non-employee Board Members that participate on the executive compensation committee to the Board of Directors receive an additional fee of $5,000 per year, paid on the same basis; participants on the audit committee to the Board of Directors receive an additional fee of $10,000 per year, paid on the same basis. Directors are reimbursed for expenses incurred in connection with service on the Board. Total fees paid on the above-described basis to outside directors in 2005 and 2004 were as follows: Mr. Hanrahan, $ 0 and $30,000, respectively, and Mr. Lewen, $ 0 and $20,000, respectively.

STOCK OPTION AND ISSUANCE PLANS

In September 2003, Veridium's shareholders approved Veridium's 2003 Stock Option/Stock Issuance Plan (the "Plan"). The Plan consists of two separate equity programs: (i) the Discretionary Option Grant Program and (ii) the Stock Issuance Program. An aggregate of 5,322,652 shares of Common Stock are reserved for issuance over the term of the Plan. In addition, the number of shares of Common Stock reserved for issuance under the Plan automatically increases on the first trading day of January each calendar year, by an amount equal to eight percent (8%) of the total number of shares of Common Stock outstanding on the last trading day in December of the preceding calendar year. Shares subject to any outstanding options under the Plan, which expire or otherwise terminate prior to exercise will be available for subsequent issuance. However, any shares subject to stock appreciation rights exercised under the Plan will not be available for reissuance. Should the exercise price of an option under the Plan be paid with shares of Common Stock or should shares of Common Stock otherwise issuable under the Plan be withheld in satisfaction of the withholding taxes incurred in connection with the exercise of an option or the vesting of a stock issuance under the Plan, then the number of shares of Common Stock available for issuance under the Plan will be reduced only by the gross number of shares for which the option is exercised or which vest under the stock issuance and not by the net number of shares of Common Stock issued to the holder of such option or stock issuance. Veridium's officers and employees, non-employee Board members and independent consultants in Veridium's service or the service of Veridium's subsidiaries (whether now existing or subsequently established) are eligible to participate in the Plan. The fair market value per share of Common Stock on any relevant date under the Plan will be deemed to be equal to the closing bid price per share on that date. Options granted under the Plan may be either incentive stock options which satisfy the requirements of Section 422 of the Internal Revenue Code or non-statutory options which are not intended to meet such requirements.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plan as of December 31, 2005:

                                                                                       Number of securities
                                                                                      remaining available for
                                  Number of securities to   Weighted average exercise  issuance under equity
                                 be issued upon exercise      price of outstanding       compensation plans
                                 of outstanding options,     options, warrants and     (excluding securities
                                 warrants and rights (a)             rights           reflected in column (a)
---------------------------------------------------------------------------------------------------------------
Equity compensation plans               9,700,427                    $0.47                   5,322,652
approved by security holders
Equity compensation plans not               --                         --                        --
approved by security holders
Total                                   9,700,427                    $0.47                   5,322,652

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the voting stock beneficially owned by any person who, to our knowledge, owned beneficially more than 5% of any class of voting stock . Mr. Kreisler is the only officer and the only member of the Board of Directors of Veridium.


                   Amount and Nature of Beneficial Ownership
Name and Address                                  Percentage       Series D      Percentage      Percentage of
of Beneficial Owner(1)             Common            of Class     Preferred       of Class       Voting Power
-------------------              ---------        -----------     ---------      -----------     ------------
Kevin Kreisler(2)                        -               0%       1,000,000          100%             70%

(1) The address of each shareholder is c/o Veridium Corporation, 535 West 34th Street, Suite 203, New York, NY 10001. (2) All shares listed for Kevin Kreisler are owned of record by GreenShift Corporation, of which Mr. Kreisler is Chairman and majority shareholder.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2005 and 2004, and in connection with the Company's various acquisitions and the requirements of financings, the Company was party to the following significant related party transactions:

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (continued)

CERTAIN INVESTMENTS RECEIVED DURING 2004

In December 22, 2004, the Company closed on the sale of equity to Viridis Capital, LLC ("Viridis"), an affiliate of Kevin Kreisler. This equity was assigned to GreenShift Corporation ("GreenShift"), another affiliate of Kevin

Kreisler, in connection with GreenShift's initial capitalization and its plans to file to become public as a business development company regulated under the Investment Company Act of 1940. The initial sale of equity, however, to Viridis was relative to purchase and conversion of (a) $755,202 of principal, accrued interest, fees and penalties under the CCS Debentures, (b) the AMRC Debentures in the approximate amount of $104,491, (c) short term borrowings of $75,000, and
(d) interest due on the Senior Loan and Subordinate Loan of $100,431 (see Note 7, Financing Arrangements) In consideration of these amounts, the Company issued to GreenShift 516,968 shares of the Company's Series B Preferred Stock, 1,960,954 shares of the Company's common stock and an option to purchase an additional 187,500 shares of the Company's Series B Preferred Stock for $4.00 per share. Shares of Series B Preferred Stock cannot be converted into common stock until December 31, 2005 in the absence of a change of control or other merger or acquisition event. Each share of Series B Preferred Stock may be converted by the holder into twenty-five shares of common stock. There is no expiration date associated with the conversion option. At all times prior to conversion, each share of Series B Preferred Stock has the equivalent voting power of twenty-five shares of the Company's common stock. Each share of Series B Preferred Stock entitles its holder to receive cumulative annual cash or stock dividends as defined in the relevant Certificate of Designations. The transaction between Viridis and GreenShift Corp. was a stock transfer outside of Veridium Corporation's control, between two entities that are controlled by Kevin Kreisler, Veridium's chairman. Mr. Kreisler has informed Veridium that this transfer was done for the purpose of consolidating his holdings.

On December 30, 2004, the Company closed on a $1.5 million sale of equity to GreenShift, an affiliate of Kevin Kreisler. In consideration of $1,500,000 less $200,000 in costs associated with the transaction, the Company issued to GreenShift 750,000 shares of the Company's Series C preferred stock, 1,500,000 shares of the Company's common stock and an option to purchase an additional 375,000 shares of the Company's Series C Preferred Stock for $4.00 per share. The Series C Preferred Stock acquired by GreenShift may not be converted into common stock until December 31, 2006, in the absence of a change of control or other merger or acquisition event. Each share of Series C Preferred Stock may then be converted into twenty-five shares of common stock, subject to certain anti-dilution and price-protection adjustments that are specified in the Certificate of Designations of the Series C Preferred Stock. There is no expiration date associated with the conversion option. At all times prior to conversion, each share of Series C Preferred Stock has voting power equivalent to twenty-five shares of the Company's common stock. Each share of Series C Preferred Stock entitles its holder to receive cumulative annual cash or stock dividends on a pro rated basis with holders of the Company's common stock. Also, as a result of this transaction, 175,000 of common stock subscription was created and still outstanding at December 31, 2004. The entire cash amount of $175,000 was received on February 28, 2005.

OTHER RELATED PARTY TRANSACTIONS

During 2005 and 2004, the Company utilized the services of Candent Corporation for development and administration of its various management information systems. Candent is majority-owned by Kevin Kreisler's spouse. Such services approximated $25,000 and $187,000 for 2005 and 2004, respectively.

                                     PART IV
ITEM 13.    EXHIBITS

The following are exhibits filed as part of Veridium's Form 10KSB for the year ended December 31, 2005:

EXHIBITS

     Exhibits to this Form 10-KSB Annual Report have been included only with the copies of the Form 10-KSB filed with the Securities and Exchange Commission. Upon request to Veridium and payment of a reasonable fee, copies of the individual exhibits will be furnished.

Index to Exhibits

Exhibit Number          Description

3.1*    Certificate of Incorporation *

3.1(a)* Certificate of Designation for Series A Preferred Stock *

3.1(b)* Certificate of Designation for Series B Preferred Stock *

3.1(c)* Certificate of Designation for Series C Preferred Stock *

3.1(d) Certificate of Designation for Series D Preferred Stock - filed as an exhibit to Current Report on Form 8-K dated March 24, 2006 and incorporated herein by reference 3.2 * Bylaws *

10.1*   Acquisition  Agreement and  Amendment,  dated as of December 11, 2002,
        and May 2, 2003, by   and between R.M. Jones & Co., Inc. and Veridium
        Environmental Corporation.

10.2*   Revised  Purchase  Agreement,  dated May 2, 2002,  by and between James
        F. Green and Veridium Environmental Corporation

10.4**  Convertible Debenture issued to CCS *

10.5**  Warrants issued to CCS *

10.6*   Convertible Debenture issued to Laurus *

10.7*   Security Agreement with Laurus *

10.8*   Registration Rights Agreement with Laurus *

10.9*   Warrant issued to Laurus *

10.10***GCS Debenture

10.11***GCS Warrants

10.12***Veridium and GreenShift Equity Financing

31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

99 On March 15, 2006 Veridium sent a letter to its shareholders. The letter was republished in a press release as an exhibit to this report.

     * Exhibits incorporated by reference from Veridium Corporation's 2004 Form 10KSB filing on March 31, 2005.

     ** Exhibits incorporated by reference from Veridium Corporation's SB-2 Amendment 2 filing on April 12, 2005.

     *** Exhibits incorporated by reference from Veridium Corporation's SB-2 Amendment 3 filing on July 18, 2005.



ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

     Fees for professional services provided by Veridium's independent auditors, Rosenburg, Rich, Baker Berman and Company for the years ended December 31, 2005 and WithumSmith & Brown, PC 2004 are as follows:

                                                                                       2005             2004
                                                                             -------------------------------
Audit fees                                                                   $       80,000    $      80,000
Audit-related fees                                                                   30,000           30,000
Tax fees                                                                             10,000           10,000
Fees associated  with an SB-2 registration statement                                     --           40,000
                                                                             --------------    -------------
       Total fees                                                            $      120,000    $     160,000
                                                                             ==============    =============

Audit fees consist of fees related to Veridium's year end financial statements and review of Veridium's quarterly reports on Form 10QSB. Audit related fees principally include accounting consultations. Tax fees consist of fees related to analysis of Veridium's net operating loss carry forwards and preparation of Veridium's United States federal, state, and local tax returns in 2005 and 2004.

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




VERIDIUM CORPORATION

By:           /S/       KEVIN KREISLER
              ------------------------
                        KEVIN KREISLER
                        Chairman of the Board, Chief Executive Officer,
                        Chief Financial Officer

Date:                   April 16, 2006


             In accordance with the Exchange Act, this Report has been signed below on March 31, 2006 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

              /S/       KEVIN KREISLER
              ------------------------
                        KEVIN KREISLER
                        Chairman of the Board, Chief Executive Officer,
                        Chief Financial Officer

Date:                   April 16, 2006