Form 10QSB
period 2006-03-31
VERIDIUM CORP
filed 2006-05-23
CIK 1269127

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          _________________________

                                 FORM 10-QSB
                          _________________________


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL QUARTER ENDED MARCH 31, 2006

                         COMMISSION FILE NO.: 0-50469



                             VERIDIUM CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                        59-3764931
    ----------------------------------------------------------------------
    (State of other jurisdiction of                  (IRS Employer
     incorporation or organization)                   Identification No.)


      535 34th Street, Suite 203, New York, New York         10001
    ----------------------------------------------------------------------
        (Address of principal executive offices)           (Zip Code)


                                (973) 942-7700
               ---------------------------------------------------
               (Registrant's telephone number including area code)


Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes   [X]   No  [ ]

Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

The number of outstanding shares of common stock as of May 22, 2006 was 249,827,079.

Transitional Small Business Disclosure Format:  Yes  [ ]   No  [X]

                             VERIDIUM CORPORATION
                        QUARTERLY REPORT ON FORM 10QSB
                  FOR THE FISCAL QUARTER ENDED MARCH 31, 2006

                              TABLE OF CONTENTS

                                                               Page No
Part I	Financial Information

Item 1.	Financial Statements (unaudited for March 31, 2006
         and 2005).................................................3

        Consolidated Balance Sheets - March 31, 2006...............3

	Consolidated Statements of Operations - Three Months
         Ended March 31, 2006 and 2005.............................4

	Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 2006 and 2005.............................5

        Notes to Consolidated Financial Statements.................6

Item 2.	Management's Discussion and Analysis or Plan of
         Operation................................................15

Item 3. Controls and Procedures...................................22

Part II	Other Information

Item 1. Legal Proceedings.........................................23

Item 2. Changes in Securities.....................................23

Item 3. Defaults Upon Senior Securities...........................23

Item 4. Submission of Matters to a Vote of Security Holders.......23

Item 5. Other Information.........................................23

Item 6. Exhibits and Reports on Form 8K...........................23

Signatures                                                        24

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                   VERIDIUM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                        MARCH 31, 2006 (unaudited)

ASSETS:

Current assets:
 Cash                                                   $    163,787
 Restricted cash                                              27,367
 Accounts receivable, net                                  2,407,818
 Inventory                                                   316,323
 Prepaid expenses and other current assets                   187,764
                                                          ----------
 Total current assets                                      3,103,059

Property and equipment, net                                1,404,762

Other Assets:
 Deposits                                                    104,297
 Permits, net                                                186,796
 Goodwill                                                  4,010,303
                                                          ----------
 Total other assets                                        4,301,396
                                                          ----------
TOTAL ASSETS                                             $ 8,809,217
                                                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
 Short term borrowings - related party                   $ 1,440,000
 Short term borrowings - other                                18,669
 Accounts payable                                          2,587,199
 Accrued expenses                                          1,246,123
 Net current liabilities of discontinued operations          727,427
 Current maturities of long-term debt                        242,572
 Liability for derivative instruments                      3,225,629
 Billing in excess of earnings                               231,536
 Current portion of convertible debenture -
  related party                                              270,114
 Current portion of convertible debentures - other           334,153
                                                          ----------
 Total Current Liabilities                                10,323,422

Long-term debt, net of current maturities                    343,616
Convertible debentures, net of current portion             1,559,553
                                                          ----------
 Total long term liabilities:                              1,903,169
                                                          ----------
 Total liabilities:                                       12,226,591

Minority interest in consolidated subsidiary                 775,000

Stockholders' equity:
 Convertible preferred stock, $0.001 par value,
  5,000,000 shares authorized:
  Series A: 1,254,244 shares issued and outstanding            1,254
  Series B: 438,650 shares issued and outstanding                439
  Series D: 1,000,000 shares issued and outstanding            1,000
  Common stock, $0.001 par value, 250,000,000
   authorized; 193,605,086 shares issued and
   193,443,820 outstanding                                   193,607
 Deferred compensation                                      (148,625)
 Additional paid-in capital                               46,426,088
 Accumulated deficit                                     (50,602,383)
 Treasury stock at cost, 161,266  shares of
  common stock                                               (63,754)
                                                          ----------
 Total stockholders' equity                               (4,192,374)
                                                          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 8,809,217
                                                          ==========
The notes to the Consolidated Financial Statements are an integral part of these statements.

                    VERIDIUM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED) AND 2005 (UNAUDITED)

                                                     3/31/06        3/31/05
                                                   -----------    -----------
Revenues                                          $  3,174,925   $  3,534,648
Cost of revenues                                     2,404,089      2,721,141
                                                   -----------    -----------
Gross profit                                           770,836        813,507

Operating expenses:
 Selling expenses                                      280,857        240,427
 General and administrative expenses                 2,665,330        553,726
                                                   -----------    -----------
Total operating expenses                             2,946,187        794.153
                                                   -----------    -----------
Operating (loss) income                             (2,175,351)        19,354

Other income (expense):
 Change in fair value of derivative instruments        459,150             --
 Forgiveness of interest and finance charges           119,240             --
 Gain on equipment disposal                              5,453          1,836
 Miscellaneous income                                    1,000          7,072
 Interest expense                                   (2,310,406)      (159,455)
                                                   -----------    -----------
Total other income (expense), net                   (1,725,563)      (150,547)
                                                   -----------    -----------

(Loss) income before provision for income taxes     (3,900,914)      (131,194)

Provision for income taxes                               4,309            313
                                                   -----------    -----------
Net loss from continuing operations               $ (3,905,223)  $   (131,507)
                                                   ===========    ===========
Discontinued operations:
 Loss from discontinued operations                      (9,324)      (101,777)
 Gain on disposal of discontinued operations             6,000             --
                                                   -----------    -----------
Total discontinued operations                     $     (3,324)  $   (101,777)
                                                   -----------    -----------
Net loss                                          $ (3,908,547)  $   (233,284)

Preferred dividends                                   (681,594)            --
                                                   -----------    -----------

Net loss attributable to common shareholders      $ (4,590,141)  $         --


Loss per common share, basic and diluted -
 continuing operations                            $      (0.02)  $      (0.01)
Loss per common share, basic and diluted -         -----------    -----------
 discontinued operations                          $         --   $      (0.01)
                                                   -----------    -----------
Net loss per common share, basic and diluted      $      (0.02)  $      (0.01)
                                                   -----------    -----------

Weighted average shares of common stock
 outstanding - basic and diluted                   182,599,567     39,498,720



The notes to the Consolidated Financial Statements are an integral part of these statements.

                    VERIDIUM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED) AND MARCH 31, 2005
                                  (UNAUDITED)

                                                     3/31/06        3/31/05
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                 $ (3,908,547)  $    (81,728)
 Adjustments to reconcile net (loss) income
  to net cash provided by (used in) operating
  activities
  Depreciation and amortization                         56,934         34,217
  Equity issued in exchange for services rendered    2,081,201        187,369
  Change in assets/liabilities of discontinued
   operations                                         (138,068)      (221,972)
  Change in fair value of derivative instruments      (459,150)            --
  Accretion of debt discounts                        2,073,379             --
  Amortization of BCF on debt-related party              5,041             --
  Gain on forgiveness of debt                         (119,240)            --
 Changes in assets and liabilities
  Decrease in restricted cash                            1,887             --
  Accounts receivable                                 (231,435)      (739,484)
  Prepaid expenses and other current assets            (15,382)        11,822
  Inventories                                         (316,323)         3,627
  Accounts payable                                     663,369       (159,074)
  Billings in excess of earnings                       231,536             --
  Accrued expenses                                    (371,961)       263,028
                                                    ----------     ----------
 Net cash (used in) operating activities              (446,759)      (702,195)
                                                    ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Deposits                                                  202        (88,799)
 Additions to and acquisition of property,
  plant and equipment                                  (23,904)       (34,431)
 Permits                                                    --          2,499
                                                    ----------     ----------
 Net cash (used in) investing activities               (23,703)      (120,731)
                                                    ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings/(repayment) of short term debt -
  related party                                        723,810       (224,767)
 Repayment to short term borrowings - other             (3,742)            --
 Repayment of long-term debt                           (41,240)       (40,575)
 Repayment of term financing                           (25,000)            --
 Repayment of/proceeds from long-term
  convertible debentures                              (353,707)        46,371
 Proceeds from sale of common stock                         --         11,631
 Proceeds from common stock subscription receivable         --        175,000
                                                    ----------     ----------
 Net cash provided by/(used in) financing activities   300,121        (32,340)
                                                    ----------     ----------

(Decrease) Increase in cash                           (170,341)      (855,266)

Cash at beginning of period                            334,128      1,096,327
                                                    ----------     ----------
Cash at end of period                              $   163,787    $   241,061
                                                    ==========     ==========

The notes to the Consolidated Financial Statements are an integral part of these statements.

                     VERIDIUM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

The consolidated interim financial statements included herein have been prepared by Veridium Corp. ("Veridium" or "the Company"), pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

2.       GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $3,908,547 for the three months ended March 31, 2006. As of March 31, 2006 the Company had $163,787 in cash, and current liabilities exceeded current assets by $7,220,363 including $3,225,629 in derivative liabilities. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

3.       SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION-VERIDIUM INDUSTRIAL DESIGN CORPORATION

Fixed Price Contract revenue is recognized on the percentage-of-completion method in the ratio that costs incurred bear to estimated costs at completion. Costs include all direct material and labor costs, and indirect costs, such as supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Profits on short term contracts are recorded upon substantial completion of the contract. Other revenue is recorded on the basis of performance of services or shipment of products.

The asset "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts invoiced. The liability "billings in excess of costs and estimated earnings on uncompleted contracts" represents invoices in excess of revenues recognized.

The liability "Deferred Revenue" represents amounts invoiced to customers for deposits and partial payments on orders or projects not complete for delivery. The revenue, along with the project costs, is recognized upon delivery or completion of the project for the customer.

4.       STOCKHOLDERS EQUITY

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R, SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The Company also followed the disclosure requirements of

                   VERIDIUM CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.       STOCKHOLDERS EQUITY (CONTINUED)

SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation.

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

On March 31, 2006, the Company issued 40,000,000 stock options as part the stock based employee compensation plan, including 10,000,000 stock options to Kevin Kreisler, the Company's Chief Executive Officer. Activity under the Plan and issuances of warrants to employees for the quarter ended March 31, 2006 is as follows:

                                      Number of          Weighted Average
                                      Shares             Exercise Price
                                      ---------------    ------------------
Outstanding at December 31, 2004        9,700,427         $     0.47
 Granted at fair value                         --                 --
 Forfeited                                     --                 --
 Exercised                                     --                 --
                                       ----------            -------
Outstanding at December 31, 2005        9,700,427         $     0.47
 Granted at fair value                 40,000,000               0.04
 Forfeited                                (22,943)                --
 Exercised                                     --                 --
                                       ----------            -------
Outstanding at March 31, 2006          49,700,427         $     0.12
                                       ==========            =======

                    VERIDIUM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.       RELATED PARTY TRANSACTIONS

CONVERTIBLE DEBENTURES ISSUED TO GREENSHIFT

During the three months ended March 31, 2006, GreenShift loaned an additional $729,618 to the Company. This is in addition to a debenture purchased with the Company in the amount of $280,196 in 2005. The total amount of short term notes and convertible debentures due to GreenShift at March 31, 2006 was $1,710,236. Interest in the amount $5,686 is accrued on the short term note at a rate of 8%.

GREENSHIFT CONVERSION OF PREFERRED STOCK TO COMMON STOCK

On February 10, 2006 GreenShift Corporation converted 1,609,590 shares of Series A Preferred Stock and Series B Preferred Stock into 63,633,322 shares of common stock.

ISSUANCE OF SERIES D PREFERRED STOCK TO GREENSHIFT

On March 24, 2006 Veridium issued 1,000,000 shares of Series D Preferred Stock to GreenShift Corporation. In consideration of the Series D shares, GreenShift Corporation surrendered 750,000 shares of Veridium's Series C Preferred Stock and 63,633,322 shares of Veridium common stock.

TRANSACTIONS WITH FAMILY MEMBERS OF KEVIN KREISLER

In February 2006, Serenity Capital, LLC, purchased $500,000 in debt from GCS Investments. During the period ended March 31, 2006, Serenity effected conversions totaling $100,000, corresponding to 5,000,000 shares of the Company's common stock. Serenity subsequently effected additional conversions totaling $400,000 during the second quarter 2006 into a total of 20,000,000 shares of the Company's common stock. Serenity is owned by a family member of the Company's chairman.

In February 2006, Cyrus Capital, LLC, purchased $500,000 in debt from GCS Investments. During the period ended March 31, 2006, Cyrus effected conversions totaling $280,000, corresponding to 14,000,000 shares of the Company's common stock. Cyrus subsequently effected additional conversions totaling $220,000 during the second quarter 2006 into a total of 11,000,000 shares of the Company's common stock. Cyrus is owned by a family member of the Company's chairman.

6.       FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of March 31, 2006:

                                                           3/31/06
                                                       ---------------
Short-term borrowings
 Vendor composition plans                              $      18,669
 Short term loans - Greenshift                             1,440,000
                                                         -----------
 Total short term borrowings                           $   1,458,669

Current maturities of long-term debt:
 Term financing                                               75,000
 Vehicle loans and other current obligations                 167,572
                                                         -----------
 Total current maturities of long-term debt            $     242,572

Current portion of convertible debentures:
 Convertible debenture - related party                       270,114
 Convertible promissory note - Berger                         78,000
 Convertible debenture - Highgate House Funds, LLC           500,000
 Convertible debenture - Seaway Valley Funds, LLC            200,000
 Convertible debenture - Hudson Capital Partners, LLC        300,000
 Convertible debenture - Serenity Capital, LLC               400,000
 Convertible debenture - Cyrus Capital, LLC                  220,000
 Total Note Discounts                                     (1,363,847)
                                                         -----------
 Total current portion of convertible debentures       $     604,267

Long-term debt:
 Laurus Master Fund, secured minimum borrowing note        1,000,000
 Laurus Master Fund, secured revolving note                  559,553
 Vehicle loans and other current obligations                 343,616
                                                         -----------
 Total long-term debt, net of current maturities       $   1,903,169

                   VERIDIUM CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.       FINANCING ARRANGEMENTS (CONTINUED)

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements as of March 31, 2006 and the Company's ability to meet such obligations:

      Year                                                Amount
      ----                                               ---------
      2006                                             $ 3,835,005
      2007                                                 127,473
      2008                                                 106,713
      2009                                                  88,622
      2010                                                  50,864
                                                        ----------
      Total minimum payments due under current and
       long-term obligations                           $ 4,208,677
                                                        ==========

SHORT TERM BORROWINGS

During the three months ended March 31, 2006, GreenShift loaned an additional $729,618 to the Company. This is in addition to a debenture purchased with the Company in the amount of $ 280,196 in 2005. The total amount of short term notes and convertible debentures due to GreenShift at March 31, 2006 was $1,710,236. Interest is accrued on the short note at a rate of 8%. GreenShift is an approximate 70% shareholder of Veridium and is controlled by Kevin Kreisler, Chairman and Chief Executive Officer of Veridium.

TERM FINANCING

The Company had certain term financing totaling $100,000 as of December 31, 2005. The balance at March 31, 2006 was $75,000 was due and payable in March 2006. This obligation is secured by a first mortgage interest in the Company's Massachusetts property. The Company is currently in default of this obligation.

CONVERTIBLE NOTES - LAURUS MASTER FUND

On March 31, 2004, Veridium closed on a revolving fixed price convertible facility in the amount of $1.75 million with the Laurus Master Fund (the "Laurus Financing"). Total financing available with this facility is $2.5 million which consists of the Secured Revolving Note of $1.5 million (the "Revolving Facility") and a Minimum Borrowing Note for $1.0 million (the "Minimum Note"). All advances evidenced by these notes are made in accordance with the terms and provisions of the Security Agreement with Laurus Fund. Under the Security Agreement, the Minimum Note includes the requirement to maintain a $1.0 million minimum balance by automatic transfer of funds, if necessary, from the Revolving Facility. The Revolving Facility is structured like a standard receivables based line of credit. The Security Agreement provides that outstanding loans under this facility cannot exceed the lesser of (a) $2,500,000 less reserves determined by Laurus, (b) 90% of eligible Accounts Receivable ("Accounts") less the above reserves and (c) Accounts plus $500,000 less subordinated accounts. The notes bear interest at prime plus 5%, subject to a floor of 9%, and a term of three years. Veridium may convert debt into equity at a fixed conversion price equal to $0.43 per share, which price is subject to adjustment based on reset to a lower conversion price based on offer prices, which may result in the issuance of additional shares of the Company's common stock. The proceeds of the Laurus Financing were used to complete Veridium's recapitalization process and to stimulate increased cash flows from operations. Veridium is currently in default of this agreement due to its failure to register certain stock and debentures. Based on this default the Company accrued $360,000 in liquidating damages through December 31, 2005, which have been calculated based on the period of default through that date. This accrual approximated the settlement that occurred subsequent to March 31, 2006. The debt is also subject to certain covenants related to incurrence of additional non-trade debt or restrictions on disposition and protection of collateral. On April 21, 2006 Cornell Capital Partners, LP purchased from Laurus Master Fund, Ltd. the Secured Minimum Borrowing Note and the Revolving Note that Veridium issued to Laurus on March 31, 2004. In April of 2006 this debt was purchased by Cornell Capital, LP and this debt was converted in full (see subsequent events - Transactions with Cornell Capital Partners, below).

DEMAND NOTE - GCS

On December 19, 2003, Veridium closed on the first installment of a Convertible Demand Note with GCS Investments, LLC ("GCS"). The note is payable on demand with a principal balance of $1.0 million at December

                   VERIDIUM CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.       FINANCING ARRANGEMENTS (CONTINUED)

31, 2005, and bears interest at the greater of 10% per year or 6% above prime rate per year. Payments are of interest only and are payable monthly. The note is secured by a blanket subordinate security position on
substantially all  of Veridium's assets.   GCS's security position has been
subordinated to Laurus's first priority security position (see below). Conditions precedent of this financing included the conversion of the majority of Veridium's pre-consolidation debt and other liabilities into various forms of equity, including all obligations due to Veridium's officers and its related parties for loans extended to Veridium, deferred salaries, price-protection agreements in relation to previous loans and deferred salaries and any other and all liabilities due to Veridium's officers and related parties. Additionally required were cash-based management contributions, the unconditional personal guarantee of Veridium's chairman. Kevin Kreisler, and the conversion by GCS' affiliate of $1.184 million in debt into the GCS Convertible Preferred Debenture (see below). The note and any accrued interest thereon are convertible into common stock of Veridium based on the average closing price for the ten days prior to such conversion. GCS additionally received detachable warrants to purchase 500,000 shares of common stock that are exercisable at $0.40 per share and expire on December 19, 2008. The warrants are redeemable at the option of the holder if at the time of exercise the market price is at or above $0.40 per share. The warrants have been recorded at fair value as a discount to the Convertible Preferred Debenture (see below). Veridium received $1.2 million of the funds under the note in 2003 and the balance of $0.3 million in January 2004. The note was modified in March 2004 in connection with the Laurus Financing. In April 2004, This note was reduced by $500,000 in conjunction with the acquisition and amendment by GCS of the Company's subordinated balloon note previously payable to R. M. Jones & Company, Inc. ("Jones")(see below). Approximately four months of interest under this loan in the amount of $42,500 and the Subordinated Balloon Note (see below) was purchased and converted into equity by Viridis Capital, LLC, an affiliate of Kevin Kreisler, and assigned to GreenShift another affiliate of Kevin Kreisler, in December 2004 (see Note 12, Shareholders' Equity, below). During 2005, the note was modified to reduce the interest rate to 3% effective for the first nine months of the year, which was determined not to be a material debt modification. In addition, during 2005, based on the terms of the conversion option and the redemption feature of the warrants, the Company determined that this conversion option and the warrants required reclassification as derivative liabilities.

As of March 31, 2006 this note was converted in full - (see Transactions Involving Convertible Debentures issued to GCS Investments below).

SUBORDINATED BALLOON NOTE - GCS

In April 2004, Veridium's various outstanding notes issued in connection with the purchase of the Environmental Services Division of R.M. Jones & Co., Inc. ("Jones") were consolidated and adjusted in compliance with the provisions of Letter Agreements with Jones, which resulted in the repurchase of the debt for $500,000 and 1.25 million common shares. For the consideration given, Jones agreed to the assignment of the debt to GCS, consisting of $1,517,000 plus accrued interest for a total balance of $1,547,500 (see above). This new note bears interest at the rate of 12% per year, payable monthly. The principal of the loan is due and payable on April 5, 2007. This note is secured by the stock of two of Veridium's subsidiaries: JES-LLC and ESC. Approximately four months of interest under this loan in the amount of $57,931 and the Demand Note (see above) was purchased and converted into equity by Viridis Capital, LLC, an affiliate of Kevin Kreisler, and assigned to GreenShift another affiliate of Kevin Kreisler, in December 2004. As of March 31, 2006 this note was converted in full - (see Transactions Involving Convertible Debentures issued to GCS Investments below).

CONVERTIBLE PREFERRED DEBENTURE - GCS

In December 2003, and in connection with the requirements of the GCS Demand Note, GCS' affiliates converted $1.184 million in debt into convertible preferred debt securities of Veridium (the "GCS Debenture"). This instrument is to be paid at a rate equal to 2% of Veridium's gross annual revenue on a quarterly basis, provided that such payments, together with the interest payments paid to GCS on the GCS Demand Note, do not exceed 30% of Veridium's EBITDA for such year. These payments shall continue to be made until the sum of all such payments is equal to $1.184 million, at which time this instrument will automatically convert into 30,000 shares of Subsidiary Preferred Equity (see Note 8, Minority Interest, below). During 2005 and 2004, Veridium accrued $52,777 and $76,000 interest respectively under this debenture. Interest was accrued at a rate of 10% during the year 2005. None of the contingent payments were required to be made during this period. During 2005, the note was modified to reduce the interest rate to 3% effective for the first nine months of the year and payments of $45,594 were made reducing the principal of the note to $1,138,471. Detachable options issued concurrently with the financing have been recorded as a discount to the debt, amortizable over the term of the note. The maturity date of this note is December 13, 2008. In addition, during 2005, based on the terms of the conversion

                    VERIDIUM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.       FINANCING ARRANGEMENTS (CONTINUED)

option and the redemption feature of the options, the Company determined that this conversion option required reclassification as a derivative liability. As of March 31, 2006 this note was converted in full (see Transactions Involving Convertible Debentures issued to GCS Investments below).

TRANSACTIONS INVOLVING CONVERTIBLE DEBENTURES ISSUED TO GCS INVESTMENTS

On February 10, 2006, GCS Investments, LLC ("GCS") effected a conversion against the Senior Debt of $180,000 at $0.02 per share, corresponding to 9,000,000 shares. GCS subsequently sold these shares and received $199,350 in proceeds in March 2006, all of which were credited to amounts due to GCS.

In February 2006, Serenity Capital, LLC, purchased $500,000 in debt from GCS Investments. The conversion feature on the debenture due to Serenity is variable based on trailing market prices and contains an embedded derivative. A note discount of $500,000 and a derivative liability of $1,672,000 were recorded at the assumption date. Interest expense from accretion of the debt discount was $136,862 and loss on the fair market value of the derivative liability was $462,200 for the quarter ended March 31, 2006. As of March 31, 2006 the derivative liability for debentures due to Serenity was $962,400. During the period ended March 31, 2006, Serenity effected conversions totaling $100,000, corresponding to 5,000,000 shares of the Company's common stock. Serenity subsequently effected additional conversions totaling $400,000 during the second quarter 2006 into a total of 20,000,000 shares of the Company's common stock. Serenity is owned by a family member of the Company's chairman.

In February 2006, Cyrus Capital, LLC, purchased $500,000 in debt from GCS Investments. The conversion feature on the debenture due to Cyrus is variable based on trailing market prices and contains an embedded derivative. A note discount of $500,000 and a derivative liability of $1,672,000 were recorded at the assumption date. Interest expense from accretion of the debt discount was $300,274 and loss on the fair market value of the derivative liability was $29,320 for the quarter ended March 31, 2006. As of March 31, 2006 the derivative liability for debentures due to Cyrus was $529,320. During the period ended March 31, 2006, Cyrus effected conversions totaling $280,000, corresponding to 14,000,000 shares of the Company's common stock. Cyrus subsequently effected additional conversions totaling $220,000 during the second quarter 2006 into a total of 11,000,000 shares of the Company's common stock. Cyrus is owned by a family member of the Company's chairman.

In February 2006, Seaway Valley Fund, LLC, purchased $500,000 in debt from GCS Investments. The conversion feature on the debenture due to Seaway is variable based on trailing market prices and contains an embedded derivative. A note discount of $500,000 and a derivative liability of $1,672,000 were recorded at the assumption date. Interest expense from accretion of the debt discount was $318,431 and gain on the fair market value of the derivative liability was $18,800 for the quarter ended March 31, 2006. As of March 31, 2006 the derivative liability for debentures due to Seaway was $481,200. During the period ended March 31, 2006, Seaway Valley effected conversions totaling $300,000, corresponding to 15,000,000 shares of the Company's common stock. Seaway Valley subsequently effected additional conversions totaling $200,000 during the second quarter 2006 into a total of 10,000,000 shares of the Company's common stock.
In February 2006, Hudson Capital Partners, LLC, purchased $500,000 in debt from GCS Investments. The conversion feature on the debenture due to Hudson is variable based on trailing market prices and contains an embedded derivative. A note discount of $500,000 and a derivative liability of $1,751,000 were recorded at the assumption date. Interest expense from accretion of the debt discount was $217,378 and loss on the fair market value of the derivative liability was $266,800 for the quarter ended March 31, 2006. As of March 31, 2006 the derivative liability for debentures due to Hudson was $766,800. During the period ended March 31, 2006, Hudson effected conversions totaling $200,000, corresponding to 10,000,000 shares of the Company's common stock. Hudson subsequently effected additional conversions totaling $300,000 during the second quarter 2006 into a total of 15,000,000 shares of the Company's common stock.

In March 2006, Highgate House Funds, Ltd., purchased a total of $1,500,000 of GCS' convertible debentures in the Company directly from GCS. The conversion feature on the debentures due to Cornell is variable based on trailing market prices and contains an embedded derivative. A note discount of $1,016,000 and a derivative liability of $1,016,000 were recorded at the assumption date. Interest expense from accretion of the debt discount was $679,208 and gain on the fair market value of the derivative liability was $719,000 for the quarter ended March 31, 2006. As of March 31, 2006 the derivative liability for debentures due to Cornell
was $297,000.   Highgate effected conversions of $1,000,000 of these
debentures into a total of 27,998,872 shares of common stock during the period ended March 31, 2006, leaving a balance due to Highgate at March 31, 2006 of $500,000. Highgate subsequently

                   VERIDIUM CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.       FINANCING ARRANGEMENTS (CONTINUED)

effected additional conversions totaling $500,000 during the second quarter 2006 into a total of 15,221,993 shares of the Company's common stock.

RELATED PARTY CONVERTIBLE NOTE

During 2005, Veridium borrowed $280,196 from GreenShift Corporation in the form of a convertible promissory note at a rate of 8%. The note is due on September 30, 2006. Based on the terms of the conversion option, the debt was determined to contain a beneficial conversion feature, recorded as a discount on the debt of $20,165, amortizable over the term of the debt. Interest expense of $5,041 has been recorded based on the amortization of the discount in 2006. GreenShift is an approximate 70% shareholder of Veridium and is controlled by Kevin Kreisler, Chairman and Chief Executive Officer of Veridium.

CONVERTIBLE PROMISSORY NOTE - BERGER

In May 2005, Veridium acquired the assets of NCES. As part of this acquisition, Veridium assumed a convertible promissory note in the amount of $128,000 payable to Robert Berger. This note was due and payable November 10, 2005. The payee may elect at any time to convert any or all of the outstanding principal into common stock equal to the amount due divided by the average closing price of such common stock for the (30) day prior period to the date of the exercise of this conversion. In November 2005, the Company made a payment of $50,000 reducing this note to $78,000. The balance of the note is in default and is immediately due and payable.
Based on the terms of the note, it was determined that the conversion option was an embedded derivative conversion feature. Accordingly, the company recognized a liability for this derivative conversion feature of $52,800, recorded as a debt discount which was fully amortized over the term of this short term debt in 2005. The derivative liability was marked to fair value at March 31, 2006, resulting in an accounting gain for the change in fair value.

7.       CHANGES IN STOCKHOLDERS' EQUITY

During the first quarter of 2006, various common stock issuances for services and debt repayments were as follows: 706,942 shares issued to settle debt amounting to $213,580; 22,394,720 shares issued in exchange for services amounting to $567,401; 71,998,872 shares were issued for debt conversions amounting to $1,880,000; 75,973,947 shares were issued for conversion of 627,122 and 1,207,468 shares, respectively, of Series A and B preferred stock into common stock, 1,666,667 shares were issued issued for conversion of subsidiary preferred stock, resulting in a reduction of minority interest of $50,000; and 63,633,322 shares of common stock and 750 shares of series C preferred stock were retired in exchange 1,000,000 shares of Series D preferred stock (the par value of this issuance were recorded as a credit to additional paid in capital).

On March 24, 2006, the Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation. On March 24, 2006, the holder of a majority of the voting power of the outstanding voting stock gave its written consent to the amendment. The amendment will be filed and become effective approximately twenty days after the Company's April 27, 2006 Information Statement is mailed to the shareholders. The effect of the amendment will be to increase the number of authorized shares of common stock, $0.001 par value, from 250,000,000 to 500,000,000.

8.       ACQUISITIONS

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

ACQUISITIONS - GREENSHIFT INDUSTRIAL DESIGN CORPORATION

On January 22, 2006, Veridium Corporation (VRDM") acquired 100% of the stock of GreenShift Industrial Design Corporation and Tornado Trash Corporation ("TTC") from GreenShift Corporation ("GreenShift") in return for 10% of the fully diluted stock in Veridium. GreenShift Corporation owns approximately 70% of the fully diluted capital stock of Veridium Corporation, and due to the transfer of assets between related parties these transfers were

                    VERIDIUM CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.       ACQUISITIONS (CONTINUED)

recorded at cost for accounting purposes. GreenShift Industrial Design Corporation was subsequently renamed Veridium Industrial Design Corporation ("VIDC").

VIDC is a development stage company that focuses on the engineering and marketing of green innovations and processes that enhance manufacturing efficiencies improve resource utilization and minimize waste. VIDC's mission is to deliver consumer orientated Natural SolutionsTM based on an array of green technologies and applied engineering expertise that reduce waste at the source and make it easier for people and businesses to recycle and reuse resources. VIDC plans to initially focus on the acquisition, development and marketing of benchmark green technologies and products that accomplish the following key goals:

     * Reduce the volume of waste generated by residential and commercial consumers;

     * Increase the convenience and decrease the cost of recycling by residential and commercial consumers; and,

     * Increase the cost efficiency of processing certain types of industrial wastes.

VIDC expects to leverage its portfolio of powerful new green technologies to generate revenue starting in 2006 from the provision of customized engineering services to third party clients.

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

9.       DISCONTINUED OPERATIONS

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

                                                   2006             2005
                                                ---------        ---------
Net revenues                                    $     353        $ 438,771
Cost of revenues                                    1,881          422,951
                                                 --------         --------
Gross profit                                       (1,458)          15,820

Selling, general and administrative expense         5,079          111,557
                                                 --------         --------
Total                                           $   5,079        $ 111,557

Loss from operations                               (6,537)         (95,737)

Interest expense                                $    (249)       $  (6,040)
Other income and expenses                              --               --
                                                 --------         --------
Loss before provision for income taxes          $  (6,786)       $(101,777)

Total provision for tax                             2,538               --
                                                 --------         --------
Net loss from discontinued operations           $  (9,324)       $(101,777)

Gain on disposal of discontinued operations         6,000          	--
                                                 --------         --------
Total - discontinued operations                 $  (3,324)       $(101,777)


The results presented above for 2006 and 2005 include the operating activity for the recycling operation for the 3 month period. Assets and liabilities of the recycling business were reported as net assets and net liabilities (current and net of current) of discontinued operations at March 31, 2006.

                    VERIDIUM CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.       DISCONTINUED OPERATIONS (CONTINUED)

Assets and liabilities of discontinued operations as of March 2006 are as follows:

Current liabilities of discontinued operations:
 Accounts payable                                       $   475,384
 Accrued and other liabilities                              251,698
                                                          ---------
Total current liabilities of discontinued operations    $   727,082
                                                          =========

10.      SUBSEQUENT EVENTS

TRANSACTIONS WITH HIGHGATE HOUSE FUNDS

In February and March 2006, Highgate House Funds, Ltd., purchased a total of $1,500,000 of GCS' convertible debentures in the Company directly from GCS. Highgate effected conversions of $1,000,000 of these debentures into a total of 27,998,872 shares of common stock during the period ended March 31, 2006, leaving a balance due to Highgate at March 31, 2006 of $500,000. Highgate subsequently effected additional conversions totaling $500,000 during the second quarter 2006 into a total of 15,221,993 shares of the Company's common stock.

TRANSACTIONS WITH CORNELL CAPITAL PARTNERS

Effective April 13, 2006, Veridium entered into a Securities Purchase Agreement with Cornell Capital Partners, LP, under which Cornell purchased a Convertible Debenture in the amount of $4,400,000. The Debenture was issued as of April 13, 2006. Cornell paid the $4,400,000 purchase price on April 19, 2006. The conversion price of the Debenture shall be equal to the lesser of $0.10 per share or the average of the three lowest closing market prices of the Company's Common Stock for the thirty days preceding conversion. Cornell will be entitled to convert the Debenture on the basis of the conversion price into Veridium common stock, provided that Cornell cannot convert into shares that would cause Cornell to own more than 4.9% of Veridium's outstanding common stock. The Debenture will bear interest at 5% per annum. Accrued interest and the principal amount will be payable on April 1, 2009. Veridium's obligations under the Debenture are secured by a pledge of all of its assets, subject to Cornell's agreement to subordinate its security interest to any line of credit that Veridium obtains from a bank or other financial institution. The proceeds of the Debenture may only be used by Veridium to support the deployment by Veridium's wholly owned subsidiary, Veridium Industrial Design Corporation ("VIDC"), of its various technologies, specifically including VIDC's Corn Oil Extraction and CO2 BioReactor technologies. The Company agreed to issue to Cornell a five year Warrant to purchase 10,000,000 common shares at $0.10 per share, a five year Warrant to purchase 10,000,000 common shares at $0.15 per share, a five year Warrant to purchase 10,000,000 common shares at $0.20 per share, a five year Warrant to purchase 20,000,000 common shares at $0.25 per share, and a five year Warrant to purchase 25,000,000 common shares at $0.50 per share.

On April 21, 2006 Cornell Capital Partners, LP purchased from Laurus Master Fund, Ltd. the Secured Minimum Borrowing Note and the Revolving Note that Veridium issued to Laurus on March 31, 2004. The aggregate debt, including accrued interest and penalties, was $2,190,147. Subsequently Veridium agreed with Cornell Capital Partners to amend the Revolving Note such that its terms are now identical to the Secured Minimum Borrowing Note.
Veridium also agreed to modify the conversion feature of the two Notes.
The Notes, as modified, may be converted by Cornell Capital Partners into common stock at a conversion rate equal to the lesser of (a) $0.10 per share or (b) 90% of the lowest VWAP for the thirty trading days preceding conversion.

INCREASE IN AUTHORIZED

On March 24, 2006, the Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation. On March 24, 2006, the holder of a majority of the voting power of the outstanding voting stock gave its written consent to the amendment. The amendment will be filed and become effective approximately twenty days after the Company's Information Statement is mailed to the shareholders. The effect of the amendment will be to increase the number of authorized shares of common stock, $0.001 par value, from 250,000,000 to 500,000,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements

OVERVIEW

Veridium Corporation ("we," "our," "us," "Veridium," or the "Company") is an environmental management company providing a variety of services to a broad client base in both the private and public sectors. We conduct business throughout the northeastern region of the United States and our services include:

     * Environmental Services - we provide transportation, distribution, recycling and disposal services specific to the materials and processes of our clients, for a wide range of industrial wastes.

     * Field Services - we provide remedial, industrial cleaning and other related services for our clients at their sites and facilities.

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

As of March 31, 2006 we operated out of four service centers: our RCRA Part B permitted TSDF in Lowell, Massachusetts; our field service operations in Sandwich and Milford, Massachusetts; and our technical services center in Plainville, Connecticut.

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

On January 22, 2006, Veridium Corporation (VRDM") acquired 100% of the stock of GreenShift Industrial Design Corporation and Tornado Trash Corporation ("TTC") from GreenShift Corporation ("GreenShift") in return for 10% of the fully diluted stock in Veridium. These acquisitions are part of the Veridium's plans to revitalize its industrial waste recycling business model following Veridium's discontinuance during 2005 of the AMRC and MRTC operations. GreenShift Industrial Design Corporation was subsequently renamed Veridium Industrial Design Corporation ("VIDC").

VIDC is a development stage company that focuses on the engineering and marketing of green innovations and processes that enhance manufacturing efficiencies improve resource utilization and minimize waste. VIDC's mission is to deliver consumer orientated Natural SolutionsTM based on an array of green technologies and applied engineering expertise that reduce waste at the source and make it easier for people and businesses to recycle and reuse resources. VIDC plans to initially focus on the acquisition, development and marketing of benchmark green technologies and products that accomplish the following key goals:

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

     * Reduce the volume of waste generated by residential and commercial consumers;

     * Increase the convenience and decrease the cost of recycling by residential and commercial consumers; and,

     * Increase the cost efficiency of processing certain types of industrial wastes.

VIDC expects to leverage its portfolio of powerful new green technologies to generate revenue starting in 2006 from the provision of customized engineering services to third party clients.

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

                                       Percentage of Total Revenues For the
                                                   Period Ended,
                                              3/31/06       3/31/05

Revenue                                       100.0%          100.0%
Cost of revenue                                75.7            77.0
                                             ------          ------
Gross profit                                   24.3            23.0

Selling expenses                                8.8             6.8
General and administrative expenses            36.0            15.8
Stock based compensation                       48.0             0.0
                                             ------          ------
Total operating expenses                       92.8            22.6
                                             ------          ------
Income (loss) from operations                  (3.4)            0.5

Other Income and Expense                        4.0             0.3
Change in derivative liabilites               (53.7)             --
Interest expense                               (4.6)           (4.5)
                                             ------          ------
Total other income (expense)                  (54.3)           (4.6)
Income (loss) before provision for income
 taxes                                       (122.0)           (3.7)
Provision for income taxes                      0.1              --
                                             ------          ------
Net (loss)                                   (123.0)           (3.7)
                                             ======          ======

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $3,908,547 for the three months ended March 31, 2006. As of March 31, 2006 the Company had $163,787 in cash, and current liabilities exceeded current assets by $7,220,363 including $3,225,629 in derivative liabilities. These matters raise substantial doubt about the Company's ability to continue as a going concern.

THE CONVERSION OF OUR CONVERTIBLE DEBENTURES, THE EXERCISE OF OUR
OUTSTANDING WARRANTS AND OPTIONS AND THE COMPANY'S VARIOUS ANTI-DILUTION AND PRICE-PROTECTION AGREEMENTS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL, AND MAY HAVE DILUTIVE AND OTHER EFFECTS ON OUR EXISTING STOCKHOLDERS.

As of May 22, 2006, the conversion of our outstanding convertible debentures, and the exercise of our outstanding warrants and options could result in the issuance of approximately 129 million shares of common stock, assuming all outstanding warrants and options are currently exercisable, and taken with the Company's various anti-dilution and price-protection agreements, are subject to adjustment pursuant to certain anti-dilution and price-protection

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

provisions. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

SOME OF OUR EXISTING STOCKHOLDERS CAN EXERT CONTROL OVER US AND MAY NOT MAKE DECISIONS THAT FURTHER THE BEST INTERESTS OF ALL STOCKHOLDERS.

Our officers, directors and principal stockholders (greater that 5% stockholders) together control approximately 11% of our outstanding common stock, 33% of our outstanding Series A preferred stock, 49% of our outstanding Series B preferred stock and 100% of Series D preferred stock. Series A preferred stock votes on an as converted basis as

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

five shares of common stock and Series B and D preferred stock vote on an as converted basis as twenty-five shares of common stock. As a result, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

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

THE COMPANY IS SUBJECT TO VARIOUS LAWSUITS WHICH MAY AFFECT THE VALUE OF
OUR STOCK

The Company is involved in a lawsuit with Kerns Manufacturing Corporation which could substantially dilute the value of the Veridium stock (see item, Note 7, commitments and contingencies).

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

As described more fully in Commitments and Contingencies, above, we are subject to legal proceedings which we have assumed in our consolidation process. Accruals are established for legal matters when, in our opinion, it is probable that a liabilities exists and the liability can be reasonably estimated. Estimates of the costs associated with dispute settlement are adjusted as facts emerge. Actual expenses incurred in future periods can differ materially from accruals established.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THREE MONTHS ENDED MARCH 31, 2006 VERSUS THE THREE MONTHS ENDED MARCH 31, 2005

REVENUES

Total revenues were $3.2 million for the three months ended March 31, 2006, corresponding to a decrease of $0.4 million, or 11.1% less than the three months ended March 31, 2005 revenues of $3.5 million. The decrease in revenues in the first quarter was due to major soil transportation and disposal project in the amount of $1,089,000 conducted in the first quarter of 2005. Revenues from discontinued operations of $0 and $438,771 for 2006 and 2005 respectively have been removed from the above figures.

COST OF REVENUES

Cost of revenues for the three months ended March 31, 2006 were $2.4 million, or 75.7% of revenue, as compared to $2.7 million, or 77.0% of revenue for the same period in 2005. The decrease in the cost of revenues during the first quarter 2006 was due to decreased sales. Cost of sales from discontinued operations of $1,811 and $422,952 for 2006 and 2005 respectively have been removed from the above figures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended March 31, 2006 were $2.9 million, or 92.8% of revenue, as compared to $0.8 million, or 22.5% of revenue for the same period in 2005. Included in the first quarter was $2,081,201 of stock based compensation or 65.6% of revenue. Selling, general and administrative expenses from discontinued operations of $5,079 and $111,556 for 2006 and 2005 respectively have been removed from the above figures.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended March 31, 2006 were $71,844, or 3.0% of revenue, as compared to $34,218 or 1.0% of revenue for the same period in 2005. Depreciation expense from discontinued operations of $97,195 for 2005 has been removed from these figures.

THREE MONTHS ENDED MARCH 31, 2006 VERSUS THE THREE MONTHS ENDED MARCH 31, 2005

INTEREST EXPENSE

Interest expenses for the three months ended March 31, 2006 were $2.3 million, or 72.8% of revenue, as compared to $0.16 million, or 0.05% of revenue for the same period in 2005. Interest expense for the three months ended March 31, 2006 for derivatives in the amount of $2,163,713 has been included in these figures. Interest expense in the amount of $6,039 from discontinued operations in 2005 has been removed from the above figures.

NET INCOME OR LOSS

Net loss from continuing operations for the three months ended March 31, 2006, was $ 3.9 million, or 123.0% of revenue, as compared to a loss from continuing operations of $131,507, or 3.72 % of revenue from the same period in 2005. Net loss from discontinued operations of $3,324 and $101,776 for 2006 and 2005 respectively have been removed from the above. The net loss realized during the period was due primarily to additional costs for stock based employee compensation and interest on derivative instruments. We expect that net loss will be eliminated in future periods as we move out of the less productive first quarter.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

Our primary sources of liquidity are cash provided by operating, investing and financing activities, and availability under our various credit facilities. For the three months ended March 31, 2006, net cash used by our operating activities was $0.45 million as compared to the net cash used by our operating activities of about $0.70 million as of the quarter ended March 31, 2005.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

economic trends, and collection activities. At March 31, 2006 the Company had cash of about $163,787. This cash represents a decrease of $77,275 from the quarter ended March 31, 2005.

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006

Our operating activities during the first quarter 2006 used $0.45 million in cash. Accounts receivable at March 31, 2006, net of allowance for doubtful accounts, totaled $2.4 million as compared to the March 31, 2005, balance of $2.9 million. Accounts payable at March 31, 2006 totaled 2.6 million as compared to the March 31, 2005, balance of $1.7 million. Accrued expenses at March 31, 2006 totaled $1.2 million as compared to the March 31, 2005 balance of $1.1 million. The increase in accounts payable is primarily due to the NCES acquisition in May 2005. The decrease in accounts receivable is due to the large soil transportation disposal project conducted in 2005. The increase in accrued expenses is attributable to financing activities.

For the three months ended March 31, 2006, we used $0.02 million from investing activities, and we provided net cash from financing of $.30 million. We used these funds to further provide working capital for operations. Our financing arrangements are discussed further below in this
Item 2 and in more detail in financing arrangements.

The Company had a negative working capital position of $7.2 million at March 31, 2006.

STOCKHOLDER MATTERS

Stockholders' impairment was $4.2 million at March 31, 2006, as compared to $1.1 million of stockholders equity at December 31, 2005.
As of March 31, 2006, the Company did not have sufficient shares of common stock authorized to accommodate conversion of all outstanding preferred stock, options, warrants and convertible debt.

On March 24, 2006, the Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation. On March 24, 2006, the holder of a majority of the voting power of the outstanding voting stock gave its written consent to the amendment. The amendment will be filed and become effective approximately twenty days after the Company's April 27, 2006 Information Statement is mailed to the shareholders. The effect of the amendment will be to increase the number of authorized shares of common stock, $0.001 par value, from 250,000,000 to 500,000,000.

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

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of
1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The following are exhibits filed as part of the Company's Form 10-QSB for the period ended March 31, 2006:

Exhibit Number   Description
--------------   --------------------------------------------------------
  31.1           Certification of Chief Executive Officer and Chief
                  Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).

  32.1           Certification of Chief Executive Officer and Chief
                  Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

                                        VERIDIUM CORPORATION

                                        By: /S/ KEVIN KREISLER
                                        -------------------------------
                                        KEVIN KREISLER
                                        Chairman of the Board, Chief
                                         Executive Officer, Chief
                                         Financial Officer

Date:  May 22, 2006