Form 10QSB
period 2006-06-30
GS Cleantech Corp
filed 2006-08-22
CIK 1269127

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2006

                          COMMISSION FILE NO.: 0-50469



                            GS CLEANTECH CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                          59-3764931
--------------------------------------------------------------------------------
(State of other jurisdiction of                                  (IRS Employer
incorporation or organization)                               Identification No.)


One Penn Plaza, Suite 1612, New York, New York                           10119
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (212) 994-5374
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)





Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.



The number of outstanding shares of common stock as of August 21, 2006 was 249,827,813.



Transitional Small Business Disclosure Format:  Yes         No  X
                                                    ---        ---

                            GS CLEANTECH CORPORATION
                         QUARTERLY REPORT ON FORM 10QSB
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2006

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements (unaudited)...............................................................3
                  Consolidated Balance Sheet - June 30, 2006 (unaudited).........................................4
                  Consolidated Statements of Operations - for the Six Months Ended June 30, 2006 (unaudited)
                  and 2005 (unaudited)...........................................................................5
                  Consolidated Statements of Cash Flows - for the Six Months Ended June 30, 2006 (unaudited) and
                  2005 (unaudited)...............................................................................6
                  Notes to Consolidated Financial Statements.....................................................8
Item 2.           Management's Discussion and Analysis or Plan of Operation.....................................19
Item 3.           Controls and Procedures.......................................................................26

Part II           Other Information
Item 1.           Legal Proceedings.............................................................................27
Item 2.           Changes in Securities.........................................................................27
Item 3.           Defaults Upon Senior Securities...............................................................27
Item 4.           Submission of Matters to a Vote of Security Holders...........................................27
Item 5.           Other Information ............................................................................27
Item 6.           Exhibits and Reports on Form 8K...............................................................27

Signatures                                                                                                      28

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED FOR JUNE 30, 2006)


     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2006 (UNAUDITED)


ASSETS:                                                                 6/30/06
                                                                     ------------
Current assets:
   Cash ..........................................................   $  2,758,142
   Loans receivable-affiliate ....................................         48,739
   Accounts receivable, net ......................................      2,635,458
   Miscellaneous receivable ......................................          3,000
   Inventories ...................................................      1,783,871
Prepaid expenses and other current assets ........................         85,128
                                                                     ------------
           Total current assets ..................................      7,314,338

Property and equipment, net ......................................      1,317,933

Other Assets:
   Deposits ......................................................        104,297
   Permits, net ..................................................        184,071
   Deferred financing costs, net .................................        417,083
   Assets of discontinued operations .............................          7,500
   Goodwill ......................................................      4,010,303
                                                                     ------------
       Total other assets ........................................      4,723,254
                                                                     ------------

TOTAL ASSETS .....................................................   $ 13,355,525
                                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Short term borrowings .........................................   $     17,875
   Short term borrowings - related party .........................      1,182,313
   Accounts payable ..............................................      3,475,952
   Accrued expenses ..............................................        988,524
   Current maturities of long-term debt ..........................        214,971
   Billings in excess of earnings ................................        147,708
   Current portion of convertible debentures, net of discount ....        143,166
   Current convertible debentures - related party, net of discount        402,428
   Liability for derivative instruments ..........................      7,414,236
   Liabilities of discontinued operations, net of current ........        561,592
                                                                     ------------
       Total current liabilities .................................     14,548,765

Long-term debt, net of current maturities ........................        309,167
Convertible debentures, net of current portion and net of discount        366,667
                                                                     ------------
       Total long term liabilities: ..............................        675,834
                                                                     ------------

       Total liabilities: ........................................     15,224,599

Minority interest in consolidated subsidiary .....................        775,000

Stockholders' equity:
   Convertible preferred stock, $0.001 par value:
     Series A: 1,254,244 shares issued and outstanding ...........          1,254
     Series B: 438,650 shares issued and outstanding .............            439
Series D: 1,000,000 shares issued and outstanding ................          1,000
   Common stock, $0.001 par value, 250,000,000 authorized;
   249,828,213 issued and 249,828,213 outstanding ................        249,828

   Additional paid-in capital ....................................     50,297,654
   Accumulated deficit ...........................................    (53,194,249)
                                                                     ------------
       Total stockholders' equity ................................     (2,644,074)
                                                                     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................   $ 13,355,525
                                                                     ============

       The notes to the Consolidated Financial Statements are an integral part of these statements.



     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)


                                                      For the three months ending     For the six months ending
                                                  -----------------------------------------------------------------
                                                      6/30/06           6/30/05          6/30/06     6/30/05
                                                  -----------------------------------------------------------------

Revenues: .....................................   $   3,703,542    $   3,122,395    $   6,878,467    $   6,657,043
   Cost of revenues ...........................       2,777,378        2,111,653        5,177,467        4,823,272
                                                  -------------    -------------    -------------    -------------
Gross profit ..................................         926,164        1,010,742        1,697,000        1,833,771

Operating expenses:
  Selling expenses ............................         326,388          261,550          607,245          501,977
  Stock based compensation ....................         148,625             --          1,668,625             --
  Research and development ....................            --               --             34,945             --
  General and administrative ..................       1,028,215          578,435        2,138,600        1,132,161
                                                  -------------    -------------    -------------    -------------
Total operating expenses ......................       1,503,228          839,985          4,449,4        1,634,138

Operating (loss) income .......................        (577,088)         170,757       (2,748,439)         199,633

Other income (expense):
  Miscellaneous income ........................             269            6,378            1,294           16,491
  Gain on forgiveness of interest expense .....           6,245             --            125,485             --
  Gain/Loss on equipment disposal .............         (46,255)          10,435          (40,802)          12,271
  Amortization of deferred financing costs ....            --            (37,916)            --
                                                                                                           (37,916)
  Change in value of derivative instruments ...      (1,685,490)            --         (3,390,053)            --
  Interest expense ............................        (177,669)        (169,654)        (324,362)        (332,151)
                                                  -------------    -------------    -------------    -------------
    Total other income (expense), net .........      (1,940,793)        (152,841)      (3,666,354)        (303,389)

Income/Loss before provision for income taxes .      (2,517,881)          17,916       (6,414,793)        (103,756)
Provision for income tax, net .................            --            (13,534)          (4,309)         (13,847)
-----------------------------------------------   -------------    -------------    -------------    -------------
Income/Loss from continuing operations ........   $  (2,517,881)   $       4,382    $  (6,419,102)   $    (117,603)
                                                  =============    =============    =============    =============

Discontinued operations:

Income (loss) from discontinued operations ....   $      (1,729)   $    (111,526)   $     (11,053)   $    (218,825)
   Gain on disposal, discontinued operations ..          28,469            3,042           34,469            3,042
                                                  -------------    -------------    -------------    -------------
                           Total discontinued .          26,740         (108,484)          23,416         (215,783)
                                                  -------------    -------------    -------------    -------------
operations
Net Loss ......................................   $  (2,491,141)   $    (104,102)   $  (6,399,687)   $    (333,386)
Preferred Dividends ...........................            --               --      $    (681,594)            --

Net loss attributable to shareholders .........   $  (2,491,141)   $    (104,103)   $  (7,081,281)   $    (333,386)

Basic loss attributable to common shareholders,   $       (0.01)   $       (0.00)   $       (0.04)   $       (0.00)
continuing operations .........................
Basic loss attributable to common shareholders,   $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
discontinued operations
Basic loss attributable to common shareholders,   $       (0.01)   $       (0.00)   $       (0.04)   $       (0.00)
net
Weighted average shares of common stock .......     241,561,185       44,295,053      196,180,731       44,295,053
outstanding basic and dilutive

       The notes to the Consolidated Financial Statements are an integral part of these statements.

      CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
                          AND JUNE 30, 2005 (UNAUDITED)


                                                                         6/30/06            6/30/05
                                                                       --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ............................................................   $(6,399,687)   $  (333,386)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Interest and fees paid through financing activities ..............          --           59,202
   Depreciation and amortization ....................................       107,936         79,862
   Bad debt recovery                                                        (13,854)          --
   Stock-based compensation                                               2,249,400       143,160
   Change in net assets of discontinued operations ..................      (311,403)        (8,901)
   Loss on disposal of fixed assets .................................        40,802          3,042
    Gain on forgiveness of debt                                            (125,485)       (67,197)
   Amortization of deferred finance costs ...........................       (37,917)          --
   Amortization of BCF - related party ..............................        10,082           --
   Change in fair value of derivative instruments ...................      (445,673)          --
   Accretion of debt discounts ......................................     3,835,726           --

   Changes in assets and liabilities,
     (Increase) in accounts receivable ..............................      (445,221)      (173,496)
     Billing in excess of earnings ..................................       147,708           --
     (Increase) decrease in inventories .............................    (1,783,871)         3,627
     (Increase) in other receivable .................................        (3,000)          --
     Decrease (increase) in prepaid expenses and other current assets        87,254        (54,008)
        Increase in accounts payable ................................     1,765,282         95,620

        (Decrease) increase in accrued expenses .....................      (517,110)       165,650
                                                                           ---------       -------
       Net cash (used in) provided by operating activities ..........    (2,013,968)       (86,825)
                                                                          ----------       -------

CASH FLOWS FROM INVESTING ACTIVITIES

   Deposits .........................................................          --          (88,799)
   Permits ..........................................................          --          (38,841)
    Restricted  cash released from restrictions                              29,254           --
   Loans to affiliates ..............................................       (48,739)          --
   Proceeds from sales of fixed assets ..............................          --            3,042
   Additions to and acquisition of property, plant and equipment ....          --         (135,440)
                                                                           ---------      -------

       Net cash used in investing activities ........................       (19,485)      (260,038)
                                                                           ---------       -------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from convertible debenture, net of financing costs ......     4,224,787           --
    Repayment of convertible debentures .............................       (58,161)          --
    Net proceeds from short term borrowings - related party .........       466,123           --
    Repayment of short-term borrowings ..............................        (4,536)      (173,992)
   Repayment of long-term debt, net .................................       (70,746)      (321,990)
   Repayment of term financing ......................................       (50,000)      (100,000)
   Conversion of minority interest                                          (50,000)           --
   Collection of stock subscription receivable ......................          --          175,000
   Purchase of treasury stock .......................................          --         (340,624)
   Proceeds from sale of common stock ...............................          --           75,000
                                                                           --------        -------
       Net cash (used in) provided by financing activities ..........     4,457,467       (686,606)

(Decrease) Increase in cash .........................................     2,424,014     (1,033,469)

Cash at beginning of period .........................................       334,128      1,096,327
                                                                          ---------         -------

Cash at end of period ...............................................   $ 2,758,142    $    62,858
                                                                         ==========        =======


                 GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
                                AND JUNE 30, 2005 (UNAUDITED) (CONTINUED)

                                                                                 6/30/06            6/30/05
                                                                          ----------------------------------

Supplemental Disclosure of cash flow information
Cash paid during the period for Interest                                   $     439,890     $     55,770
Supplemental disclosure of non-cash investing and financing activities:
   Equity issued for interest payment                                              --                --
   Payment of Laurus financing/accrued interest with
     proceeds of Cornell Capital financing                                   2,193,047               --
   Deferred financing costs paid with proceeds of
     Cornell Capital financing                                                 455,000               --
    Convertible debentures conversions into common stock                     1,310,900               --
    Other long-term debt conversions into common stock                       2,110,000               --
    Payables settled in stock                                                   33,580             174,369
    Vehicles purchased via financing                                            41,411               --

Acquisition of business through following:
    Issuance of common stock                                                          --           75,000
    Incurrence of term financing                                                      --          128,000
   Incurrence of convertible debentures (Laurus Master Fund)                          --          408,750





       The notes to the Consolidated Financial Statements are an integral part of these statements.

     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1        BASIS OF PRESENTATION

The consolidated interim financial statements included herein have been prepared by GS CleanTech Corp. ("GS CleanTech" or "the Company"), pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

2        GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $6,399,687 for the six months ended June 30, 2006. As of June 30, 2006 the Company had $2,758,142 in cash, and current liabilities exceeded current assets by $7,234,427 including $7,414,236 in derivative liabilities. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans include raising additional proceeds from debt and equity transactions to fund operations and to increase revenue and cut expenses to reduce the loss from operations. There can be no assurances that GS CleanTech will be able to eliminate both its working capital deficit and its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

3        SIGNIFICANT NEW ACCOUNTING POLICIES

REVENUE RECOGNITION - GS INDUSTRIAL DESIGN, INC.

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

The liability "Deferred Revenue" represents amounts invoiced to customers for deposits and partial payments on orders or projects not complete for delivery. The revenue, along with the project costs, is recognized upon delivery or completion of the project for the customer

INVENTORIES - GS INDUSTRIAL DESIGN, INC.

Due to the long lead times to obtain some components, GS Industrial Design, Inc. maintains an inventory of centrifuges and related parts. Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.

4        STOCKHOLDERS EQUITY

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R, SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the

     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4        STOCKHOLDERS EQUITY (CONTINUED)

provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation.

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

     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


On March 31, 2006, the Company issued 40,000,000 stock options as part the stock based employee compensation plan, including 10,000,000 stock options to Kevin Kreisler, the Company's Chief Executive Officer. Activity under the Plan and issuances of options and/or warrants for the quarter ended June 30, 2006 is as follows:
                                                        Weighted
                                   Number of Shares      Average
                                                      Exercise Price
                                   ---------------------------------
Outstanding at December 31, 2004     9,700,427        $   0.47
   Granted at fair value .......          --              --
   Forfeited ...................          --              --
   Exercised ...................          --              --
                                   -----------       ----------
Outstanding at December 31, 2005     9,700,427        $   0.47
   Granted at fair value .......    40,000,000            0.04
   Forfeited ...................       (22,943)            --
   Exercised ...................          --               --
                                   -----------       ----------
Outstanding at June 30, 2006 ...    49,700,427       $   0.12

STOCK ISSUANCES

During the second quarter of 2006, various common stock issuances for debt repayments and conversions were as follows: 2,000,000 shares issued to settle debt amounting to $162,000; and 54,221,993 shares were issued for debt conversions amounting to $1,310,900.

INCREASE IN AUTHORIZED

On March 24, 2006, the Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation. On March 24, 2006, the holder of a majority of the voting power of the outstanding voting stock gave its written consent to the amendment. The amendment will be filed and will become effective approximately twenty days after the Company's Information Statement is mailed to the shareholders. The effect of the amendment will be to increase the number of authorized shares of common stock, $0.001 par value, from 250,000,000 to 500,000,000.


5        RELATED PARTY TRANSACTIONS

CONVERTIBLE DEBENTURES ISSUED TO GREENSHIFT

During the three months ended June 30, 2006, the Company repaid $257,810 of the short term loans due to Greenshift leaving a balance at June 30, 2006 of $1,462,509 including a debenture issued to GreenShift in the amount of $280,196 in 2005. Interest in the amount of $83,682 was accrued on the short term note at a rate of 8%. GreenShift is an 80% shareholder of GS CleanTech and is controlled by Kevin Kreisler, Chairman and Chief Executive Officer of GS CleanTech.

GREENSHIFT CONVERSION OF PREFERRED STOCK TO COMMON STOCK

On February 10, 2006 GreenShift Corporation converted 1,609,590 shares of Series A Preferred Stock and Series B Preferred Stock into 63,633,322 shares of common stock.

ISSUANCE OF SERIES D PREFERRED STOCK TO GREENSHIFT

On March 24, 2006 GS CleanTech issued 1,000,000 shares of Series D Preferred Stock to GreenShift Corporation. In consideration of the Series D shares, GreenShift Corporation surrendered 750,000 shares of GS CleanTech's Series C Preferred Stock and 63,633,322 shares of GS CleanTech common stock.

     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


5        RELATED PARTY TRANSACTIONS (CONTINUED)

TRANSACTIONS WITH FAMILY MEMBERS OF KEVIN KREISLER

In February 2006, Serenity Capital, LLC, purchased from GCS Investments $500,000 in convertible debt issued by GS CleanTech. During the period ended March 31, 2006, Serenity effected conversions totaling $100,000, corresponding to 5,000,000 shares of the Company's common stock. During the second quarter 2006 Serenity effected additional conversions totaling $100,000 into a total of 5,000,000 shares of the Company's common stock. Serenity is owned by a family member of the Company's chairman.

In February 2006, Cyrus Capital, LLC, purchased from GCS Investments $500,000 in convertible debt issued by GS Clean Tech. During the period ended March 31, 2006, Cyrus effected conversions totaling $280,000, corresponding to 14,000,000 shares of the Company's common stock. During the second quarter 2006 Cyrus effected additional conversions totaling $120,000 into a total of 6,000,000 shares of the Company's common stock. Cyrus is owned by a family member of the Company's chairman.



6        FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of June 30, 2006:

                                                                 6/30/06
                                                               ------------
Short-term borrowings
Vendor composition plans ...................................   $    17,875
Short term loans - Greenshift ..............................     1,182,313
                                                               -----------
     Total short term borrowings ...........................   $ 1,200,188

Current maturities of long-term debt:
   Term financing ..........................................        50,000
    Vehicle loans and other current obligations ............       164,971
                                                               -----------
     Total current maturities of long-term debt ............   $   214,971

Current portion of convertible debentures:
   Cornell Capital convertible debenture (April 21, 2006) ..   $ 2,102,147
   Convertible debenture - related party ...................       280,196
   Convertible promissory note - Berger ....................        19,840
   Convertible debenture - Serenity Capital, LLC ...........       300,000
   Convertible debenture - Cyrus Capital, LLC ..............       100,000
     Total Note Discounts ..................................    (2,256,589)
                                                               -----------
             Total current portion of convertible debentures   $   545,594

   Long-term debt:
   Vehicle loans and other current obligations .............       309,167

Convertible debentures, non-current
   Cornell Capital convertible debenture (April 13, 2006) ..     4,400,000
   Note Discount ...........................................    (4,033,333)
                                                               -----------
     Total convertible debentures, non-current .............   $   366,667



The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements as of June 30, 2006 and the Company's ability to meet such obligations:

Year                                                         Amount
----                                                     -------------
2006 - 2007                                              $   4,217,342
2007 - 2008                                                    107,700
2008 - 2009                                                  4,499,623
2009 - 2010                                                     76,687
2010 - 2011                                                     25,157
                                                          -------------

Total minimum payments due under current
  and long-term obligations                              $   8,926,509
                                                         =============

     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6        FINANCING ARRANGEMENTS (CONTINUED)

SHORT TERM BORROWINGS

During the three months ended June 30, 2006, the Company repaid $257,810 of the short term loans due to Greenshift leaving a balance at June 30, 2006 of $1,462,509 including a debenture issued to GreenShift in the amount of $280,196 in 2005. Interest in the amount of $83,682 is accrued on the short term note at a rate of 8%. GreenShift is an 80% shareholder of GS CleanTech and is controlled by Kevin Kreisler, Chairman and Chief Executive Officer of GS CleanTech.

TERM FINANCING

The Company has certain term financing totaling $50,000 as of June 30, 2006. The balance of $50,000 was due and payable in March 2006. This obligation is secured by a first mortgage interest in the Company's Massachusetts property. The Company is currently in default of this obligation.

TRANSACTIONS INVOLVING CONVERTIBLE DEBENTURES ISSUED TO GCS INVESTMENTS

In February 2006, Serenity Capital, LLC, purchased $500,000 in debt from GCS Investments. The conversion feature on the debenture due to Serenity is variable based on trailing market prices and contains an embedded derivative. A note discount of $500,000 and a derivative liability of $1,672,000 were recorded at the assumption date. During the second quarter 2006 Serenity effected conversions totaling $100,000 into a total of 5,000,000 shares of the Company's common stock, and the principal amount due on the debenture was $300,000 as of June 30, 2006. Interest expense from accretion of the debt discount was $158,593 and loss on the fair market value of the derivative liability was $138,300 for the quarter ended June 30, 2006. As of June 30, 2006 the derivative liability for debentures due to Serenity was $1,100,700. Interest is accrued at a rate of 5% on the principal balance. As of June 30, 2006, $4,083 of interest is accrued on this debenture. Serenity is owned by a family member of the Company's chairman.

In February 2006, Cyrus Capital, LLC, purchased $500,000 in debt from GCS Investments. The conversion feature on the debenture due to Cyrus is variable based on trailing market prices and contains an embedded derivative. A note discount of $500,000 and a derivative liability of $1,672,000 were recorded at the assumption date. During the second quarter 2006, Cyrus effected additional conversions totaling $120,000 into a total of 6,000,000 shares of the Company's common stock, and the principal amount due on the debenture was $100,000 as of June 30, 2006. Interest expense from accretion of the debt discount was $131,544 and gain on the fair market value of the derivative liability was $162,420 for the quarter ended June 30, 2006. As of June 30, 2006 the derivative liability for debentures due to Cyrus was $366,900. Interest is accrued at a rate of 5% on the principal balance. As of June 30, 2006, $2,131 of interest is accrued on this debenture. Cyrus is owned by a family member of the Company's chairman.

In February 2006, Seaway Valley Fund, LLC, purchased $500,000 in debt from GCS Investments. The conversion feature on the debenture due to Seaway is variable based on trailing market prices and contains an embedded derivative. A note discount of $500,000 and a derivative liability of $1,672,000 were recorded at the assumption date. During the second quarter 2006, Seaway Valley effected conversions totaling $200,000 into a total of 10,000,000 shares of the Company's common stock. Interest expense from accretion of the debt discount was $181,569 and gain on the fair market value of the derivative liability was $481,200 for the quarter ended June 30, 2006. Interest was accrued at a rate of 5% on the principal balance. As of June 30, 2006, accrued interest of $1,083 was forgiven and the debenture due to Seaway Valley was fully converted.

In February 2006, Hudson Capital Partners, LLC, purchased $500,000 in debt from GCS Investments. The conversion feature on the debenture due to Hudson is variable based on trailing market prices and contains an embedded derivative. A note discount of $500,000 and a derivative liability of $1,751,000 were recorded at the assumption date. During the second quarter 2006, Hudson effected conversions totaling $300,000 into a total of 15,000,000 shares of the Company's common stock. Interest expense from accretion of the debt discount was $282,622 and gain on the fair market value of the derivative liability was $766,800 for the quarter ended June 30, 2006. Interest was accrued at a rate of 5% on the principal balance. As of June 30, 2006, accrued interest of $1,208 was forgiven and the debenture due to Hudson Capital Partners, LLC was fully converted.

GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



6        FINANCING ARRANGEMENTS (CONTINUED)

In March 2006, Highgate House Funds, Ltd. purchased a total of $1,500,000 of GCS' convertible debentures in the Company directly from GCS. The conversion feature on the debentures due to Cornell is variable based on trailing market prices and contains an embedded derivative. A note discount of $1,016,000 and a derivative liability of $1,016,000 were recorded at the assumption date. During the second quarter 2006, Highgate effected conversions totaling $500,000 into a total of 15,221,993 shares of the Company's common stock. Interest expense from accretion of the debt discount was $336,792 and gain on the fair market value of the derivative liability was $297,000 for the quarter ended June 30, 2006. Interest was accrued at a rate of 5% on the principal balance. As of June 30, 2006, accrued interest of $4,132 was forgiven and the debenture due to Highgate was fully converted.

TRANSACTIONS WITH CORNELL CAPITAL PARTNERS

On April 13, 2006, GS CleanTech entered into a Securities Purchase Agreement with Cornell Capital Partners, LP, under which Cornell purchased a Convertible Debenture in the amount of $4,400,000. The Debenture was issued as of April 13, 2006. Cornell paid the $4,400,000 purchase price on April 19, 2006. The Company paid $440,000 in deferred finance costs and $15,000 in structuring fees as part of this transaction. The conversion price of the Debenture shall be equal to the lesser of $0.10 per share or 90% of the volume weighted average price of the Company's common stock for the thirty days preceding conversion, with the conversion price reduced, at the holders option, to the price for which the Company issues common stock or convertible instruments to any other party. Cornell will be entitled to convert the Debenture on the basis of the conversion price into GS CleanTech common stock, provided that Cornell cannot convert into shares that would cause Cornell to own more than 4.99% of GS CleanTech's outstanding common stock. The Debenture will bear interest at 5% per annum. Accrued interest and the principal amount will be payable on April 1, 2009. GS CleanTech's obligations under the Debenture are secured by a pledge of all of its assets, subject to Cornell's agreement to subordinate its security interest to any line of credit that GS CleanTech obtains from a bank or other financial institution. The proceeds of the Debenture may only be used by GS CleanTech to support the deployment by GS CleanTech's wholly owned subsidiary, GS Industrial Design, Inc. ("GSID"), of its various technologies, specifically including GSID's Corn Oil Extraction and CO2 BioReactor technologies. The Company agreed to issue to Cornell a five year Warrant to purchase 7,500,000 common shares at $0.10 per share, a five year Warrant to purchase 7,500,000 common shares at $0.15 per share, a five year Warrant to purchase 15,000,000 common shares at $0.20 per share, a five year Warrant to purchase 20,000,000 common shares at $0.25 per share. The Company may redeem the debentures at any time for an amount equal to 120% of the outstanding principal and accrued interest. The conversion feature on this debenture due to Cornell Capital Partners, LP (dated April 13,
2006) is variable based on trailing market prices and contains an embedded derivative. A note discount of $4,400,000 and a derivative liability of $14,958,108 were recorded at the assumption date. Interest expense from accretion of the debt discount was $366,667 and gain on the fair market value of the derivative liability was $10,968,188 for the quarter ended June 30, 2006. As of June 30, 2006 the derivative liability for the debenture due to Cornell Capital Partners, LP was $3,989,920.

On April 21, 2006 Cornell Capital Partners, LP purchased from Laurus Master Fund, Ltd. the Secured Minimum Borrowing Note and the Revolving Note that GS CleanTech issued to Laurus on March 31, 2004. The aggregate debt, including accrued interest and penalties, was $2,193,047. Subsequently GS CleanTech agreed with Cornell Capital Partners to amend the Revolving Note such that its terms are now identical to the Secured Minimum Borrowing Note. GS CleanTech also agreed to modify the conversion feature of the two Notes. The Notes, as modified, may be converted by Cornell Capital Partners into common stock at a conversion rate equal to the lesser of (a) $0.10 per share or (b) 90% of the lowest VWAP for the thirty trading days preceding conversion. The conversion feature on this debenture due to Cornell Capital Partners, LP (dated April 13,
2006) is variable and contains an embedded derivative. A note discount of $2,193,047 and a derivative liability of $18,444,715 were recorded at the assumption date. On May 2, 2006, Cornell Capital Partners, LP effected conversions totaling $90,900, corresponding to 3,000,000 shares of the Company's common stock. Interest expense from accretion of the debt discount was $214,226 and gain on the fair market value of the derivative liability was $16,699,597 for the quarter ended June 30, 2006. As of June 30, 2006 the derivative liability for the debenture due to Cornell Capital Partners, LP (April 21, 2006) was $1,745,118.

    GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6        FINANCING ARRANGEMENTS (CONTINUED)

RELATED PARTY CONVERTIBLE NOTE

During 2005, GS CleanTech borrowed $280,196 from GreenShift Corporation in the form of a convertible promissory note at a rate of 8%. The note is due on September 30, 2006. Based on the terms of the conversion option, the debt was determined to contain a beneficial conversion feature, recorded as a discount on the debt of $20,165, amortizable over the term of the debt. Interest expense of $5,041 in the quarter ended June 30, 2006 has been recorded. A total of $10,082 has been recorded based on the amortization of the discount in 2006. GreenShift is an 80% shareholder of GS CleanTech and is controlled by Kevin Kreisler, Chairman and Chief Executive Officer of GS CleanTech.

CONVERTIBLE PROMISSORY NOTE - BERGER

In May 2005, GS CleanTech acquired the assets of NCES. As part of this acquisition, GS CleanTech assumed a convertible promissory note in the amount of $128,000 payable to Robert Berger. This note was due and payable November 10, 2005. The payee may elect at any time to convert any or all of the outstanding principal into common stock equal to the amount due divided by the average closing price of such common stock for the (30) day prior period to the date of the exercise of this conversion. In November 2005, the Company made a payment of $50,000 reducing this note to $78,000. During the three months ended June 30, 2006, a $58,160 reduction of this note was effected by agreement with Mr. Berger in exchange for services performed on his behalf. The $19,839 balance of the note is in default and is immediately due and payable. Based on the terms of the note, it was determined that the conversion option was an embedded derivative conversion feature. Accordingly, the company recognized a liability for this derivative conversion feature of $52,800, recorded as a debt discount which was fully amortized over the term of this short term debt in 2005. The derivative liability was marked to fair value at June 30, 2006 resulting in an accounting gain of $23,043 for the change in fair value of the derivative liability.

7        SEGMENT INFORMATION

GS CleanTech currently operates two business segments: Environmental Services and Process Engineering. Summarized financial information about each segment is as follows:

                               Environmental Services  Process Engineering    Total
                               ----------------------------------------------------
For the three months ended June 30:
-----------------------------------
 Revenue
  2006                             $3,586,550          $  116,992          $3,703,542
  2005                              3,122,395                  --           3,122,395

   Operating Income
  2006                              (209,309)           (369,779)           (577,088)
  2005                                170,757                  --             170,757


For the six months ended June 30:
--------------------------------
   Revenue
  2006                             $6,686,331          $  192,316          $6,878,647
  2005                              6,657,043                  --           6,657,043

   Operating Income
  2006                             (2,071,369)          (677,070)          (2,748,439)
  2005                                199,633                  --             199,633

   Total Assets
  2006                              8,846,310           4,509,215          13,355,525
  2005                              9,479,023                  --           9,479,023

     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8        ACQUISITIONS

GS CleanTech follows SFAS No. 141, "Business Combinations." Under this standard, business acquisitions are accounted for under the purchase method and goodwill represents the excess of the purchase price of a business acquisition over the fair market value of the net assets acquired at the date of acquisition. The statement also requires the recognition of acquired intangible assets apart from goodwill if it arises from contractual and other legal rights. If an intangible does not arise from contractual or other legal rights, it shall be recognized as an asset apart from goodwill only if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. For transfers of assets under common control, the Company follows APB Opinion 16, "Business Combinations".

ACQUISITIONS - GS INDUSTRIAL DESIGN, INC.

On January 22, 2006, GS CleanTech acquired 100% of the stock of GreenShift Industrial Design Corporation and Tornado Trash Corporation ("TTC") from GreenShift Corporation ("GreenShift") in return for 10% of the fully diluted stock in GS CleanTech. GreenShift Corporation previously held approximately 70% of the fully diluted capital stock of GS CleanTech Corporation at the time of this transaction, and due to the transfer of assets between companies under common control these transfers were recorded at cost for accounting purposes. GreenShift Industrial Design Corporation was subsequently renamed GS Industrial Design, Inc. ("GSID").

GSID is an early stage company that focuses on the engineering and marketing of clean technologies and processes that enhance manufacturing efficiencies improve resource utilization and minimize waste. GSID's mission is to use its array of clean technologies and applied engineering expertise that reduce waste at the source and make it easier for people and businesses to recycle and reuse resources.

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

GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9         DISCONTINUED OPERATIONS

On October 24, 2005, the Company's Board of Directors adopted a plan to close the former Paterson, New Jersey recycling facility operated by American Metal Recovery Corporation ("AMRC"). The plan included the discontinuation of the operations of MRTC during 2005, as well. The decision to terminate operations at the Paterson facility was made due to overall economic factors, in particular the decreasing volume of inorganic, metal bearing wastes suitable for recycling. AMRC has ceased accepting waste and has removed all hazardous waste from the facility. AMRC has disposed of all of the equipment and cleaned the facility as required by regulation and surrendered the premises on December 31, 2005. The results of the recycling business are recorded as discontinued operations, of which the components are as follows:

                                                              June 30, 2006  June 30, 2005
                                                              -------------  -------------
Net revenues ................................................   $     353      $ 888,521
Cost of revenues ............................................       8,620        909,641
                                                                ---------      ---------
           Gross profit .....................................      (8,267)       (21,120)

Selling, general and administrative expense .................        --          197,078
                                                                ---------      ---------
           Total ............................................   $    --        $ 197,078

Loss from operations ........................................      (8,267)      (218,198)

Interest  expense ...........................................   $    (249)     $  (7,765)
Other income and expenses ...................................        --            6,179
                                                                ---------      ---------
           Total ............................................        (249)        (1,586)

Loss before provision for income taxes ......................   $  (8,516)     $(219,784)

Total provision for tax .....................................       2,537           --
                                                                ---------      ---------
           Net loss from discontinued operations ............   $ (11,053)     $(219,784)
                  Gain on disposal of discontinued operations      34,469          3,041
                                                                ---------      ---------
                   Total - discontinued operations ..........   $  23,416      $(222,825)

The results presented above for 2006 and 2005 include the operating activity for the recycling operation for the 6 month period. Assets and liabilities of the recycling business were reported as net assets and net liabilities (current and net of current) of discontinued operations at June 30, 2006.

           Assets and liabilities of discontinued operations as of June 30, 2006 are as follows:

Assets of discontinued operations:
        Deposits                                                $      7,500

Current liabilities of discontinued operations:
     Accounts payable                                           $     314,859
       Accrued and other liabilities                                  246,733
                                                                -------------
Total current liabilities of discontinued operations            $     561,592

     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10       CONTINGENCIES

LEGAL PROCEEDINGS

The Company is party to the matter entitled Kerns Manufacturing Corp. v. KBF Pollution Management Inc. The action was filed in the Supreme Court of the State of New York, August 14, 2003. The verified complaint seeks performance of certain agreements between the plaintiffs and the Company, plus attorney's fees and costs. The matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time. This matter relates to the Company's 2003 acquisition of Vulcan Waste Systems, Inc. from Kerns Manufacturing Corp. and the breach by Kerns of the terms and conditions of the relevant acquisition agreement. The Company incurred a loss in December 31, 2003 on its write-off of $1,890,000 of idle equipment connected to this transaction. 1,350,000 shares of restricted common stock related to the Vulcan acquisition remain outstanding which shares the Company is seeking to have cancelled. The Company is currently pursuing the reversal of this acquisition and seeking the return of the common stock issued.

The Company has received a federal grand jury subpoena from the Middle District of Pennsylvania requiring the production of original records in regards to an incident that occurred in February of 2004, where a tanker truck of liquid wastes, shipped from the Company's New Jersey recycling facility by a private carrier to a destination in Pennsylvania, overheated on the highway, causing no injuries, but requiring emergency response services, including redirecting traffic. The Company is cooperating fully in the investigation. On July 27, 2006, the Company was notified that the U.S. Department of Justice has officially dropped this case.

The Company is subject to a number of complaints from the New Jersey Department of Environmental Protection ("NJDEP") related to past operations at Paterson from 1999 to 2004. The final penalty from the New Jersey Department of Environmental Protection was settled at $272,000. As of June 30, 2006, the Company has a reserve $247,000 to cover the balance of assessed penalties. The Company may not have the funds available to settle the case, which could impact continuing operations.

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

Viridis Capital, LLC, an affiliate of Kevin Kreisler, assumed a $75,000 debt payable to Lakeland Bank and assigned this debt to GreenShift, another affiliate of Kevin Kreisler. Lakeland Bank has not released the Company of this debt obligation.

The Company has failed to comply with certain registration requirements for stock issued to certain debt holders.

     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


11        SUBSEQUENT EVENTS

ACQUISITIONS

On July 1, 2006, GS CleanTech Corporation acquired from its majority shareholder, GreenShift Corporation, 100% of the outstanding capital stock of GS EnviroServices, Inc. (f/k/a GreenWorks Corporation) and 100% of the outstanding capital stock of GS CleanTech Ventures, Inc.

GS EnviroServices, Inc. owns an environmental engineering business called Enviro-Sciences (of Delaware) Corporation. GS CleanTech Ventures holds equity stakes in General Hydrogen Corporation, General Ultrasonics Corporation, Ovation Products Corporation, and Aerogel Composite, Inc.

In exchange for the shares in GS EnviroServices and GS CleanTech Ventures, GS CleanTech assumed GreenShift's obligations under certain debentures in the principal amount of $1,900,000. GS CleanTech has also agreed to amend the Series D Preferred Stock now held by GreenShift to increase the portion of GS CleanTech's equity represented by the Series D shares from 70% to 80%.

The following pro forma results for the six months ending June 30, 2006 are presented as if the acquisitions were made on January 1, 2006:

                                    For the 6 months ending June, 30
                                        2006              2005
                                        ----             -----

Net Sales                           $ 9,019,807      $8,834,087

Net Loss                             (2,318,248)        430,743

Net Loss per Share                  $     (0.02)    $      0.01

AMENDMENT TO ARTICLES OF INCORPORATION

Effective on July 18, 2006, the Corporation filed with the Delaware Secretary of State a Certificate of Amendment of its Certificate of Incorporation. The amendment changed the name of the corporation to "GS CleanTech Corporation."


INCREASE IN AUTHORIZED SHARES

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



--------------------------------------------------------------------------------

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

GS CleanTech Corporation ("we," "our," "us," "GS CleanTech," or the "Company") provides applied engineering and technology transfer services based on clean technologies and process innovations that make it cost-effective and easy to recycle and reuse resources.

We focus on incremental advances in technologies and business practices that enable increased and sustainable profits on relatively small infrastructure investments by enhancing manufacturing efficiencies, improving resource utilization and minimizing waste. Our offerings include:

     o Technology Transfer - we provide our clients with innovative clean technologies for use at their sites in return for various forms of license fees and royalties.

     o Equipment Sales - we provide our clients with proprietary equipment based on our technologies on the basis of rental, lease or purchase terms.

     o    Process   Engineering   Services  -  we  provide  specialized  process
          engineering services bundled with our technology and/or equipment sales.

COMPANY BACKGROUND

The Company was formed in 1984 as KBF Pollution Management, Inc. ("KPMI") and was merged with its wholly owned subsidiary, Veridium Corporation in 2003. Veridium changed its name to GS CleanTech Corporation in July 2006.

We conduct these operations through our wholly-owned subsidiary, GS Industrial Design, Inc. We also own several clean technology investments through our wholly-owned venture group, GS CleanTech Ventures, Inc. These investments include minority investments in General Hydrogen Corporation (about 3%), Ovation Products Corporation (about 12%), and Aerogel Composite, Inc. (about 25%), and majority stakes in General Ultrasonics Corporation (about 70%) and GS EnviroServices, Inc. (about 100%). Nearly all of our revenues are generated by GS Industrial Design, Inc. and GS EnviroServices, Inc.

GS Industrial Design

Our industrial design group is primarily focused on delivering our technologies and process innovations to the North American Ethanol Production Industry with a view towards maximizing the yield of traditional corn-based ethanol production. As we move beyond our current efforts in the Ethanol Production Industry, we intend to market our technologies and process innovations to other industries including the agriproducts, power generation, petrochemical refining, and municipal and industrial waste processing industries.

While GS Industrial Design currently accounted for about 3% of our revenue during the three months ended June 30, 2006, this division has executed a number of technology transfer agreements and has developed a pipeline of what we believe to be high probability sales. GS Industrial Design's revenues can be expected to increase as a percentage of our overall sales if we successfully deploy our technologies under our executed agreements and if we are able to successfully convert our sales prospects into additional technology deployments.

GS Industrial Design's revenues during the quarter were primarily attributable to the sale of equipment to ethanol facilities for technology deployments that served as early adopter installations of our corn oil extraction technology.

--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

GS EnviroServices

The remainder of our revenues, or about 97% of our revenue during the three months ended June 30, 2006, were generated by our GS EnviroServices subsidiary.

GS EnviroServices is a diversified industrial and hazardous waste management and environmental services company that specializes in providing its clients with the following cost-effective and environmentally friendly management services:

     o    Transportation and distribution of industrial and hazardous wastes;

     o    Site remediation and industrial cleaning projects;

     o    Engineering and consulting services; and,

     o    Environmental, health and safety compliance.

Headquartered in Sandwich, Massachusetts, GS EnviroServices operates out of five strategically located service centers including its RCRA Part B Permitted Treatment, Storage and Disposal facility.

The table and below discussions should be read in conjunction with Item 1, Financial Statements, of this report.

                                                    Percentage of Total Revenues For the Period Ended,
                                                    ---------------------------------------------------
                                                                     6/30/06                   6/30/05
Revenue                                                                100.0%                   100.0%
Cost of revenue                                                          75.3                     72.5
                                                                  -----------               ----------
   Gross profit                                                          24.7                     27.5

Selling expenses                                                          8.8                      7.5
General and administrative expenses                                      31.6                     17.0
Stock based compensation                                                 24.3                      0.0
                                                                  -----------               ----------

   Total operating expenses                                              64.7                     24.5
                                                                  -----------               ----------

Income (loss) from operations                                          (40.0)                      3.0
her income and expense                                                   0.6                       0.4
Accretion of debt discounts                                            (55.7)                       --
Change in derivative liabilities                                         6.5                        --
Interest expense                                                        (4.7)                    (4.9)
                                                                   -----------               ----------

   Total other income (expense)                                        (53.3)                    (4.5)

Income (loss) before provision for income taxes                        (93.3)                    (1.5)
   Provision for income taxes                                            --                      0.2
                                                                   -----------               ----------
Net (loss) continuing operations                                       (93.3)                    (1.7)
                                                                   ===========               ==========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect, the Company's business, including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

Our external auditors have issued a going concern opinion raising substantial doubt as to the Company's ability to continue as a going concern due to the Company's history of losses, working capital deficiency and cash position, which conditions could impair the value of the Company's stock.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $6,399,687 for the six months ended June 30, 2006. As of June 30, 2006 the Company had $2,758,142 in cash, and current liabilities exceeded current assets by $7,234,427 including $7,414,236 in derivative liabilities. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The conversion of our convertible debentures, the exercise of our outstanding warrants and options and the Company's various anti-dilution and price-protection agreements could cause the market price of our common stock to fall, and may have dilutive and other effects on our existing stockholders.

As of August 9, 2006, the conversion of our outstanding convertible debentures, and the exercise of our outstanding warrants and options could result in the issuance of approximately 129 million shares of common stock, assuming all outstanding warrants and options are currently exercisable, and taken with the Company's various anti-dilution and price-protection agreements, are subject to adjustment pursuant to certain anti-dilution and price-protection provisions. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

GreenShift Corporation controls our operations and may not make decisions that further the best interests of all stockholders.

GreenShift Corporation, by reason of its ownership of our Series D preferred stock determines who will serve as management of GS CleanTech. As a result, GreenShift Corporation may exerts a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of GrenShift Corporation may not always coincide with our interests or the interests of other stockholders and accordingly, it could cause us to enter into transactions or agreements which we would not otherwise consider.

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

The Company is subject to a lawsuit that may affect the value of our stock

The Company is involved in a lawsuit with Kerns Manufacturing Corporation which could substantially dilute the value of the GS CleanTech stock (see Legal Proceedings, Notes to Consolidated Financial Statements).

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

SIX MONTHS ENDED JUNE 30, 2006 VERSUS THE SIX MONTHS ENDED JUNE 30, 2005

Revenues

Total revenues were $3.7 million for the three months ended June 30, 2006, corresponding to an increase of $0.6 million, or 18.7%, over the three months ended June 30, 2005 revenues of $3.1 million. Total revenues for the six months ended June 30, 2006 were $6.9 million corresponding to an increase of $0.2 million, or 3.3% more than the six months ended June 30, 2005 revenues of $6.7 million. Revenue from discontinued operations of $449,750 and $888,521 for the three and six months ended June 2005 has been removed from these figures. The change in revenues over the first six months is attributable to one large scale project conducted in the first six months of 2005. Net of this large scale project, total revenues increased $0.2 million and $1.5 million in the three and six months ended June 30, 2006. The increase in revenue is attributable to acquisitions acquired in June 2005 and January 2006.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2006 were $2.8 million, or 75% of revenue, as compared to $2.1 million, or 67.6% of revenue for the same period in 2005. Cost of revenues for the six months ended June 30, 2006 were $5.2 million, or 75.2% of revenue compared to $4.8 million, or 72.4% of revenue for the same period in 2005. Costs of revenues from discontinued operations of $477,167 and 909,641 for the three and six months ended June 30, 2005 and $6,549 and $8,620 for the three and six months ended June 30, 2006 have been removed from these figures. The change in cost of revenues over the first six months is attributable to a large budgeted lower margin project which occurred in the first six months of 2005. Net of this large scale project cost of revenues for the three months ended June 30, 2005 were $2.0 million or 67% of revenue and $3.9 million or 69% of revenue the six months ended June 30, 2005. Increase in costs of revenues in 2006 was largely due to unfavorable economic factors which the company has addressed.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2006 were $1.5 million, or 40.6% of revenue, as compared to $0.8 million, or 26.9% of revenue for the same period in 2005. Selling, general and administrative expenses for the six months ended June 30, 2006 were $4.4 million, or 64.7% of revenue compared to $1.6 million, or 25% of revenue for the same period in 2005. Included in the six months ended June 30, 2006 was $1,668,625 in stock based compensation or 24.3% of revenue. Increase in selling, general and administrative expenses is due to new acquisitions acquired in June 2005 and January 2006. Selling, general and administrative expenses from discontinued operations of $0 and $197,078 for 2006 and 2005 respectively have been removed from the above figures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2006 was $58,811 or 1.6% of revenue, as compared to $46,322 or 1.5% of revenue for the same period in 2005. Depreciation and amortization expenses for the six months ended June 30, 2006 was $117,867 or 1.7% of revenue, as compared to $79,862 or 1.2% of revenue for the same period in 2005. Depreciation expense from discontinued operations of $97,195 and $138,095 for the three and six months ended June 2005 have been removed from these figures.

Interest Expense

Interest expense for the three months ended June 30, 2006 was $178,000, or 4.7% of revenue, as compared to $170,000 or 5.3% of revenue for the same period in 2005. Interest expenses for the six months ended June 30, 2006 were $324,400, or 4.7% of revenue, as compared to $332,000, or 4.8% of revenue for the same period in 2005. Interest expense for the three and six months ended June 30, 2006 for derivatives in the amount of $1,672,013 and $3,835,726 have been excluded from these figures. Interest expense from discontinued operations for the three and six months ended June 30, 2006 in the amount of $4,767 and $10,807 in 2005 have been removed from the above figures.

Net Income or Loss

Net loss from continuing operations for the three months ended June 30, 2006, was $2.5 million, or (68.0)% of revenue, as compared to a profit from continuing operations of $4,400 or 0.1% of revenue from the same period in 2005. Net loss from continuing operations for the six months ended June 30, 2006, was $6.4 million, or (93.3)% of revenue, as compared to a loss from continuing operations of $117,000, or (1.7) % of revenue from the same period in 2005. Net loss from discontinued operations of $108,500 and $215,800 for the three and six months ended June 30, 2005 have been removed from the above figures. The net loss realized during the period was due primarily to the adjustments to the fair market value of the derivative liability instruments and issuance of stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of liquidity are cash provided by operating, investing and financing activities, and availability under our various credit facilities. For the six months ended June 30, 2006, net cash used by our operating activities was $2.0 million as compared to the net cash used by our operating activities of about $87,000 as of the six months ended June 30, 2005.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At June 30, 2006 the Company had cash of about $2,758,000. This cash represents an increase of $2,594,000 from the quarter ended March 31, 2006.

Cash Flows for the Six Months Ended June 30, 2006

Our operating activities during the first quarter 2006 used $2.0 million in cash. Accounts receivable at June 30, 2006, net of allowance for doubtful accounts, totaled $2.6 million as compared to the June 30, 2005, balance of $2.5 million. Inventories at June 30, 2006 totaled 1.8 million as compared to the June 30, 2005 balance of $0. Accounts payable at June 30, 2006 totaled $3.5 million as compared to the June 30, 2005, balance of $2.0 million. Accrued expenses at June 30, 2006 totaled $1.0 million as compared to the June 30, 2005 balance of $1.0 million. The increase in accounts payable is primarily due to the NCES acquisition in May 2005 and GSID in January 2006. The increase in inventories is due to the acquisition of GSID in January 2006.

For the six months ended June 30, 2006, we used $20,000 from investing activities, and we provided net cash from financing of $4.5 million. We used these funds to further provide working capital for operations. Our financing arrangements are discussed further below in this Item 2 and in more detail in financing arrangements.

The Company had a negative working capital position of $7.2 million at June 30, 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

STOCKHOLDER MATTERS

Stockholders' impairment was $2.6 million at June 30, 2006, as compared to an impairment of $4.4 million of stockholders equity at June 30, 2005.

As of June, 2006, the Company did not have sufficient shares of common stock authorized to accommodate conversion of all outstanding preferred stock, options, warrants and convertible debt.

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial and accounting officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting him in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2006, Serenity Capital, LLC, Cyrus Capital, LLC, Seaway Valley Fund, LLC, Hudson Capital Partners, LLC, Highgate House Funds, Ltd., and Cornell Capital Partners, LP converted a total of $1,472,900 of debt and interest into 56,221,993 shares of the Company's common stock. Each of the issuances was exempt pursuant to Section 4(2) of the Securities Act since the issuance was not made in a public offering and was made to an entity whose principals had access to detailed information about the Company and which was acquiring the shares for its own account. There was no underwriter.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended June 30, 2006:

Exhibit Number             Description

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

GS CLEANTECH CORPORATION

By:           /S/       KEVIN KREISLER
              ------------------------
                        KEVIN KREISLER
                        Chairman of the Board, Chief Executive Officer,
                        Chief Financial Officer

Date:                   August 21, 2006