Form 10QSB
period 2006-09-30
GS Cleantech Corp
filed 2006-11-16
CIK 1269127

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006

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



The number of outstanding shares of common stock as of November 15, 2006 was 249,828,213.



Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ---       ---

                            GS CLEANTECH CORPORATION
                         QUARTERLY REPORT ON FORM 10QSB
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements (unaudited)...............................................................3
                  Consolidated Balance Sheet - September 30, 2006 (unaudited)....................................4
                  Consolidated Statements of Operations - for the Nine Months
                    Ended September 30, 2006 (unaudited) and 2005 (unaudited)....................................6
                  Consolidated Statements of Cash Flows - for the Nine Months
                    Ended September 30, 2006 (unaudited) and 2005 (unaudited)................................... 7
                  Notes to Consolidated Financial Statements.....................................................9
Item 2.           Management's Discussion and Analysis or Plan of Operation.....................................25
Item 3.           Controls and Procedures.......................................................................32

Part II           Other Information
Item 1.           Legal Proceedings.............................................................................33
Item 2.           Changes in Securities.........................................................................33
Item 3.           Defaults Upon Senior Securities...............................................................33
Item 4.           Submission of Matters to a Vote of Security Holders...........................................33
Item 5.           Other Information ............................................................................33
Item 6.           Exhibits and Reports on Form 8K...............................................................33

Signatures                                                                                                      34

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED FOR SEPTEMBER 30, 2006)


     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2006 (UNAUDITED)

ASSETS:                                                                 9/30/06
                                                                     -------------
Current assets:
   Cash ..........................................................   $    756,659
   Loans receivable-affiliate ....................................        182,140
   Accounts receivable, net ......................................      3,243,765
   Unbilled Revenue ..............................................        266,848
   Costs and earnings in excess of billings, current .............         61,184
   Prepaid expenses and other current assets .....................        277,106
   Inventory .....................................................      1,776,735
                                                                     ------------
           Total current assets ..................................      6,564,437

Property and equipment, net ......................................      1,556,698

Other Assets:
   Deposits ......................................................        135,063
   Costs and earnings in excess of billings, non current .........        223,569
   Permits, net ..................................................        181,046
   Property held for sale ........................................         59,298
   Deferred financing costs, net .................................        379,167
   Assets of discontinued operations .............................         99,300
   Investments in unconsolidated subsidiaries, at cost ...........      1,500,295
   Goodwill ......................................................      4,271,630
                                                                     ------------
       Total other assets ........................................      6,849,368
                                                                     ------------

TOTAL ASSETS .....................................................   $ 14,970,503
                                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Short term borrowings .........................................   $     16,975
   Short term borrowings - due to parent .........................      1,142,757
   Interest payable - due to parent ..............................        144,079
   Accounts payable ..............................................      3,208,246
   Accrued expenses ..............................................      1,795,445
   Current maturities of long-term debt ..........................        167,465
   Current obligations of capital lease ..........................         24,038
   Notes payable to non affiliated parties .......................        335,475
   Billings in excess of earnings ................................          1,949
   Deferred revenue ..............................................        125,000
   Line of credit ................................................      1,196,972
   Current portion of convertible debentures, net of discount ....      1,800,171
   Current convertible debentures - due to parent ................        606,364
   Liability for derivative instruments ..........................      6,222,632
   Federal/State income tax payable ..............................         90,000
   Liabilities of discontinued operations ........................        742,628
                                                                     ------------
       Total current liabilities .................................     17,620,196

Long-term debt, net of current maturities ........................        296,997
Accrued expenses, non current ....................................        114,462
Deferred revenue, non current ....................................        336,798
Notes payable to non affiliated parties ..........................        111,679
Convertible debentures, net of current portion and net of discount        733,333
                                                                     ------------
       Total long term liabilities: ..............................      1,593,269
                                                                     ------------
       Total liabilities: ........................................     19,213,465

Minority interest in consolidated subsidiary .....................        775,000

Stockholders' equity:
   Convertible preferred stock, $0.001 par value:
     Series A: 1,254,244 shares issued and outstanding ...........          1,255
     Series B: 438,650 shares issued and outstanding .............            439
Series D: 1,000,000 shares issued and outstanding ................         (1,000)
   Common stock, $0.001 par value, 250,000,000 authorized;
   249,828,213 issued and 249,828,213 outstanding ................        249,829

     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2006 (UNAUDITED)

                                                                         9/30/06
                                                                     -------------

   Additional paid-in capital                                          52,518,621
   Accumulated deficit                                                (57,789,106)
                                                                      ------------
       Total stockholders' equity                                      (5,017,962)
                                                                      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 14,970,503
                                                                      ============

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

                                                     For the three months ending        For the nine months ending
                                                 ------------------------------------------------------------------
                                                     9/30/06           9/30/05          9/30/06          9/30/05
                                                 ------------------------------------------------------------------

Revenues: .....................................   $   4,529,556    $  13,551,586    $  12,858,880    $   4,513,793
   Cost of revenues ...........................       3,153,066        3,133,073        9,443,593        8,855,589
                                                  -------------    -------------    -------------    -------------
Gross profit ..................................       1,376,490        1,380,720        4,107,993        4,003,291

Operating expenses:
  Selling expenses ............................         284,149          254,554          920,816          764,340
  Stock based compensation ....................            --               --          2,249,401             --
  Research and development ....................          21,012             --             55,957             --
  General and administrative ..................       1,635,103          902,267        3,885,280        2,602,763
                                                  -------------    -------------    -------------    -------------
Total operating expenses ......................       1,940,264        1,156,821        7,111,454        3,367,103

Operating (loss) income .......................        (563,774)         223,899       (3,003,461)         636,188

Other income (expense):
  Miscellaneous income ........................           2,140              545           10,913           16,336
  Gain on forgiveness of interest expense .....            --               --            125,484           17,711
  Gain (Loss) on equipment disposal ...........             500            6,259          (40,302)           6,290
  Amortization of deferred financing costs ....            --            (75,833)            --            (37,917)
  Change in value of derivative instruments ...       2,663,344             --          3,109,018             --
  Amortization of debt discount ...............      (1,487,978)            --         (5,323,704)            --
  Interest expense - due to parent ............         (52,978)            --           (126,973)            --
  Write down of investment ....................        (436,667)            --           (436,667)            --
  Interest expense ............................        (197,843)        (207,045)        (524,859)        (627,685)
                                                  -------------    -------------    -------------    -------------
    Total other income (expense), net .........         452,601         (200,241)      (3,282,923)        (587,348)

Income/Loss before provision for income taxes .        (111,173)          23,658       (6,286,384)          48,840
Provision for income tax, net .................           6,884             (598)        (121,193)         (14,444)
                                                  -------------    -------------    -------------    -------------
Income/Loss from continuing operations ........   $    (118,057)   $      23,060    $  (6,407,577)   $      34,396
                                                  =============    =============    =============    =============

Discontinued operations:
 Income (loss) from discontinued operations ...   $     (34,707)   $  (3,110,913)   $     (75,541)   $  (3,289,477)
   Gain on disposal, discontinued operations ..            --             34,469            3,041             --
                                                  -------------    -------------    -------------    -------------

Total discontinued operations .................         (34,707)      (3,110,913)         (41,072)      (3,286,436)
                                                  -------------    -------------    -------------    -------------

Net Income/Loss ...............................   $    (152,764)   $  (3,087,853)   $  (6,448,649)   $  (3,252,040)

Preferred Dividends ...........................            --               --      $    (681,594)            --

Net income/loss attributable to shareholders ..   $    (152,764)   $  (3,087,853)   $  (7,130,243)   $  (3,252,040)

Basic loss attributable to common shareholders,
continuing operations .........................   $       (0.00)   $       (0.00)   $       (0.03)   $       (0.02)
Basic loss attributable to common shareholders,
discontinued operations .......................   $       (0.00)   $       (0.07)   $       (0.03)   $       (0.10)
Basic loss attributable to common shareholders,
net ...........................................   $       (0.00)   $       (0.07)   $       (0.03)   $       (0.08)
Weighted average shares of common stock
outstanding basic and dilutive ................     230,103,087       47,094,043      230,103,087       41,429,503


            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
                       AND SEPTEMBER 30, 2005 (UNAUDITED)
                                                                           9/30/06       9/30/05
                                                                       ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ............................................................   $(6,448,649)   $(3,252,041)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation and amortization ....................................       170,586        126,334
   Write down of long term investment ...............................       436,667           --
    Bad debt recovery ...............................................        53,674         63,282
    Stock-based compensation ........................................     2,249,401        158,026
   Settlement of debt ...............................................      (166,667)          --
   Change in net assets of discontinued operations ..................      (583,080)     2,690,847
   Loss on disposal of fixed assets .................................        40,302        (14,386)
    Gain on forgiveness of debt .....................................      (125,485)       (67,197)
   Amortization of deferred finance costs ...........................       (75,833)          --
   Amortization of BCF - related party ..............................        15,124           --
   Change in fair value of derivative instruments ...................    (3,109,018)          --
   Accretion of debt discounts ......................................     5,323,704           --

   Changes in assets and liabilities,
     (Increase) in accounts receivable ..............................      (530,562)      (655,378)
     Decrease in excess of billings .................................        (1,074)       (43,357)
     Increase (decrease) in unbilled revenue ........................       293,228       (124,292)
     (Increase) decrease in inventories .............................    (1,776,735)           244
     Decrease (increase) in prepaid expenses and other current assets          (118)        83,712
     Increase in billings in excess of earnings .....................         1,949         63,461
        Increase in accounts payable ................................       367,421        209,081
     Decrease in deferred revenue ...................................       (86,368)       (41,048)
     Increase in deferred taxes .....................................        90,000           --
     Increase (decrease) in other liabilities .......................      (234,490)        58,562
        Decrease in accrued expenses ................................      (422,233)      (126,111)
                                                                        -----------    -----------
       Net cash used in operating activities ........................    (4,518,256)      (870,261)
                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Deposits .........................................................        (3,438)       (89,063)
   Permits ..........................................................          --          (16,500)
    Restricted cash released from restrictions ......................        29,254           --
   Loans to affiliates ..............................................      (182,140)          --
     Additions to and acquisition of property, plant and equipment ..      (198,991)      (123,675)
                                                                        -----------    -----------
       Net cash used in investing activities ........................      (355,315)      (229,238)
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from convertible debenture, net of financing costs ......     4,597,870        417,707
    Repayment of convertible debentures .............................       (78,000)          --
   Proceeds from convertible debenture - due to parent ..............       606,364        280,195
    Net proceeds from short term borrowings - related party .........       512,892         53,784
    Repayment of short-term borrowings ..............................        (5,436)      (259,356)
   Proceeds from notes payable - non affiliated parties .............       186,012          1,909
   Repayment of long-term debt, net .................................      (172,348)      (191,395)
Repayment of term
financing ...........................................................      (100,000)          --
   Proceeds from issuance of common stock ...........................          --          (75,000)
   Investment in subsidiary .........................................      (261,327)          --
   Purchase of treasury stock .......................................          --         (340,624)
     Conversion of minority interest ................................       (50,000)          --
   Collection of stock subscription receivable ......................          --          175,000
                                                                        -----------    -----------
       Net cash (used in) provided by financing activities ..........     5,236,027         62,220
(Decrease) Increase in cash .........................................       362,458     (1,037,279)
Cash at beginning of period .........................................       394,201      1,096,327
                                                                        -----------    -----------
Cash at end of period ...............................................   $   756,659    $    59,048
                                                                        ===========    ===========


     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
                 AND SEPTEMBER 30, 2005 (UNAUDITED) (CONTINUED)

                                                                              9/30/06        9/30/05
                                                                           -----------------------------
Supplemental Disclosure of cash flow information
Cash paid during the period for Interest ..................................   $  524,858   $   55,770

Supplemental disclosure of non-cash investing and financing activities:
   Payment of Laurus financing/accrued interest with
     proceeds of Cornell Capital financing ................................    2,193,047         --
   Deferred financing costs paid with proceeds of Cornell Capital financing      455,000         --
    Convertible debentures conversions into common stock ..................    1,310,900         --
    Other long-term debt conversions into common stock ....................    2,110,000         --
    Payables settled in stock .............................................       33,580      174,369
    Vehicles purchased via financing ......................................       71,145         --

Acquisition/investment of business through following:
    Issuance of common stock ..............................................         --         75,000
    Incurrence of term financing ..........................................         --        128,000
   Incurrence of convertible debentures (Laurus Master Fund) ..............         --        408,750


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

2        GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $6,448,649 for the nine months ended September 30, 2006. As of September 30, 2006 the Company had $756,659 in cash, and current liabilities exceeded current assets by $11,055,759 including $3,620,857 in derivative liability instruments
(net). These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

3        SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

For the period ended September 30, 2006, the accompanying consolidated financial
statements   include  all   accounts  of  GS  CleanTech   Corporation   and  its
subsidiaries:

o    GS  EnviroServices - owns 100% of the environmental  services  divisions of
     Jones   Environmental   Services,   NE,   Enviro-Safe   Corporation,    and
     EnviroSciences of Delaware.

o    GS Industrial Design - owns 100% of the process engineering division.

o GS CleanTech Ventures - owns 70% of General Ultrasonics, 10% of Ovation Products Corp, and 3% of General Hydrogen Corp. Ovation Products Corp. and General Hydrogen Corp. were integrated into GS CleanTech Ventures using the Cost Method of accounting (see cost method accounting for unconsolidated subsidiaries below).

All significant inter company balances and transactions were eliminated in consolidation. The financial statements for the period ended September 30, 2006 have been consolidated to include the accounts of GS Industrial Design, EnviroSciences of Delaware, and GS CleanTech Ventures beginning January 2006. In addition, the financial statements for the period ended September 2005 have been consolidated to include the accounts of EnviroSciences of Delaware as of January of 2005.

COST METHOD OF ACCOUNTING FOR UNCONSOLIDATED SUBSIDIARIES

The Company's subsidiary GS CleanTech accounts for its 10% investment in Ovation Products Corp. (Ovation) and its 3% investment in General Hydrogen Corp. (General Hydrogen) under the cost method. Application of this method requires the Company to periodically review this investment in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company's management. These judgments include assessments of the likelihood of Ovation and General Hydrogen to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in Ovation's and General Hydrogen's respective industry as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the investment.

     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3        SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured.

The Company provides environmental services that involve transportation and disposal of industrial waste. Revenues for the transportation and disposal of waste using the Company as the transporter that is disposed of at a third party location are recognized when the waste is delivered to the third party for processing and disposal. Revenues for the transportation and disposal of industrial waste using a third party transporter that is disposed of at the third party location are recognized when the waste is delivered to the third party location for processing and disposal. Revenues for the transportation and disposal of industrial waste that is disposed of at the Company's facility is recognized when the Company has received the waste at its facility due to the fact that the customer has no additional recourse and no additional services are provided to the customer after the waste is received.

The Company also provides environmental services and process engineering services on fixed priced contracts. Revenue from fixed priced contracts is recognized on the percentage of completion method, measured by the percentage of actual costs incurred to the estimated costs to complete. Changes in job performance and job conditions may affect total estimated costs and result in revisions to costs and revenues that affect future periods. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

The asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

The liability "deferred revenue" represents amounts invoiced to customers for deposits and partial payments on orders or projects not complete for delivery. The revenue, along with the project costs, is recognized upon delivery or completion of the project for the customer.

INVENTORIES

Due to the long lead times to obtain some components, GS Industrial Design, Inc. maintains an inventory of centrifuges and related parts. Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.

LONG-LIVED ASSETS

The Company assesses the valuation of components of its property and equipment and other long-lived assets whenever events or circumstances dictate that the carrying value might not be recoverable. The Company bases its evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such factors indicate that the carrying amount of an asset or asset group may not be recoverable, the Company determines whether impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist. If the estimate of undiscounted cash flows during the estimated useful life of the asset is less than the carrying value of the asset, the Company recognizes a loss for the difference between the carrying value of the asset and its estimated fair value, generally measured by the present value of the estimated cash flows.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews its Goodwill annually at December 31 each year for possible impairment and more frequently if events or changes in circumstances indicate Goodwill might be impaired. The fair value of the Company's reporting units is analyzed using a discounted cash flow valuation approach. The discounted cash flow calculation is made utilizing various assumptions and estimates regarding future revenues and expenses, cash flow and discount rates. The assumptions used are sometimes significantly different than historical results due to the Company's

     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3        SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

current business initiatives. If the Company fails to achieve results in line with the assumptions used, intangible assets may be impaired. At December 31, 2005 the Company had only one reporting unit but has made certain acquisition during 2006 resulting in additional reporting units. Significant assumptions used in the Company's annual impairment analysis for the year ended December 31, 2005 include a discount rate of 19% and a long-term growth rate of 5%. Possible impairment may exist if the fair value computed using the discounted cash flow valuation approach is lower than the carrying amount of the reporting unit (including goodwill). Further analysis would be required if possible impairment exists by comparing the implied fair value of the reporting unit, which is the excess of the fair value of the reporting unit over amounts assigned to the reporting units assets and liabilities, to the carrying amount of goodwill. If the carrying amount of the reporting unit goodwill is greater than the implied fair value, an impairment loss equal to the difference would be recorded and goodwill would be written down.

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

In 2003, the Company's shareholders approved the Company's 2003 Stock Option/Stock Issuance Plan (the "Plan"). The Plan consists of two separate equity programs: (i) the Discretionary Option Grant Program and (ii) the Stock Issuance Program. An aggregate of 5,322,652 shares of Common Stock were initially reserved for issuance over the term of the Plan. In addition, the number of shares of Common Stock reserved for issuance under the Plan automatically increases on the first trading day of January each calendar year, by an amount equal to eight percent (8%) of the total number of shares of Common Stock outstanding on the last trading day in December of the preceding calendar year. Shares subject to any outstanding options under the Plan which expire or otherwise terminate prior to exercise will be available for subsequent issuance. However, any shares subject to stock appreciation rights exercised under the Plan will not be available for reissuance. Should the exercise price of an option under the Plan be paid with shares of Common Stock or should shares of Common Stock otherwise issuable under the Plan be withheld in satisfaction of the withholding taxes incurred in connection with the exercise of an option or the vesting of a stock issuance under the Plan, then the number of shares of Common Stock available for issuance under the Plan will be reduced only by the gross number of shares for which the option is exercised or which vest under the stock issuance and not by the net number of shares of Common Stock issued to the holder of such option or stock issuance. The Company's officers and employees, non-employee Board members and independent consultants in the Company's service or the service of the Company's subsidiaries (whether now existing or subsequently established) are eligible to participate in the Plan. The fair market value per share of Common Stock on any relevant date under the Plan will be deemed to be equal to the closing bid price per share on that date. Options granted under the Plan may be either incentive stock options which satisfy the requirements of Section 422 of the Internal Revenue Code or non-statutory options which are not intended to meet such requirements.

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

On March 31, 2006, the Company issued 40,000,000 stock options as part the stock based employee compensation plan, including 10,000,000 stock options to Kevin Kreisler, the Company's Chief Executive Officer. Activity under the Plan and issuances of options and/or warrants for the quarter ended September 30, 2006 is as follows:

                                 Number of Shares  Weighted  Average
                                                      Exercise Price
                                  ----------------------------------

Outstanding at December 31, 2004      9,700,427    $    0.47
   Granted at fair value ........          --            --
   Forfeited ....................          --            --
   Exercised ....................          --            --
                                    -----------    ----------
Outstanding at December 31, 2005      9,700,427    $    0.47
   Granted at fair value ........    40,000,000         0.04
   Forfeited ....................       (22,943)         --
   Exercised ....................          --            --
                                    -----------    ----------
Outstanding at September 30, 2006    49,700,427    $    0.12

STOCK ISSUANCES

During the third quarter of 2006 there were no common stock issuances.

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

5        RELATED PARTY TRANSACTIONS

CONVERTIBLE DEBENTURES ISSUED TO GREENSHIFT

During the three months ended September 30, 2006, the Company received $286,611 from Greenshift leaving a balance at September 30, 2006 of $1,749,121 including convertible debentures issued to GreenShift in the amount of $606,363 in 2005 and 2006. Interest in the amount of $144,079 was accrued at a rate of 8%. GreenShift is an 80% shareholder of GS CleanTech and is controlled by Kevin Kreisler, Chairman and Chief Executive Officer of GS CleanTech.

During 2005, the Company's subsidiary ESI entered into a Management Services Agreement with GreenShift Corporation, its parent, under which GreenShift agreed to provide management assistance, financial support, and business development services. The agreement is for a term of five years and provides for GreenShift to receive $150,000 per year. As of September 30, 2006 the remaining balance due of $269,980 was converted into a convertible debenture.

     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5        RELATED PARTY TRANSACTIONS (CONTINUED)

TRANSACTIONS WITH FORMER ESI STOCK HOLDERS AND FORMER EMPLOYEES

As part of the acquisition of the Company's subsidiary ESI, the Company acquired Northvale Properties, Inc. ("Northvale") owned a building and land in Northvale, New Jersey, which has environmental contamination. Northvale was owned by ESI stockholders and former employees.

The Northvale property was sold in 2001 for $1.8 million, of which $1.5 million was paid at closing and applied to the amount owed to ESI. The $300,000 balance due from the buyer of the property was paid in August 2002 ($200,000) and October 2002 ($100,000) as final payment for all remaining remediation costs. The property may be eligible for the Brownfields rebate from the State of New Jersey. The purchaser of the property has assigned the rights to these rebates to the Company if in fact the property is eligible for the rebates. However the amount and timing of any such rebates will depend on the ultimate use of the property. Revenues recognized related to Northvale project for professional services for nine months ended September 30, 2006 and 2005 were $ 259,794 and $333,165 respectively.

GREENSHIFT TRANSFER OF SHARES OF COMMON STOCK

During the nine months ended September 30, 2006, Greenshift Corporation (the parent company) transferred 588,235 shares of its common stock to the
Corporation the Company's subsidiary ESI with a cost basis of $30,000. The Company realized a gain on the sale of these marketable securities of $105,645 and is included in additional paid in capital.

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

On July 1, 2006, GS CleanTech acquired from its majority shareholder, GreenShift Corporation, 100% of the outstanding capital stock of GS EnviroServices, Inc. (f/k/a GreenWorks Corporation) and 100% of the outstanding capital stock of GS CleanTech Ventures, Inc. In exchange for the shares in GS EnviroServices and GS CleanTech Ventures, GS CleanTech assumed GreenShift's obligations under certain debentures in the principal amount of $1,900,000. GS CleanTech has also agreed to amend the Series D Preferred Stock now held by GreenShift to increase the portion of GS CleanTech's equity represented by the Series D shares from 70% to 80%.

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

OTHER RELATED PARTY TRANSACTIONS

During the nine months ended September 2006, Candent Corporation loaned $250,000 to General Ultrasonics. The president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock of Candent is held in trust for the benefit of its president.

     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6        FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of September 30, 2006:

Short-term borrowings
   Vendor composition plans .............................   $    16,975
   Short term loans - due to parent .....................     1,142,757
                                                            -----------
     Total short term borrowings ........................   $ 1,159,732

Current maturities of long-term debt:
   Note payable - due to non affiliated parties .........       335,475
   Line of credit .......................................     1,196,972
    Vehicle loans and other current obligations .........       167,465
                                                            -----------
      Total current maturities of long-term debt ........   $ 1,669,912

Current portion of convertible debentures:
   Cornell Capital convertible debenture (April 21, 2006)   $ 2,102,147
   Cornell Capital convertible debenture (July 1, 2006) .     1,900,000
   Convertible debenture - related party ................       606,363
   Convertible debenture - Serenity Capital, LLC ........       300,000
   Convertible debenture - Cyrus Capital, LLC ...........       100,000
      Total Note Discounts ..............................    (2,601,976)
                                                            -----------
       Total current portion of convertible debentures ..   $ 2,406,534

Long-term debt:
   Vehicle loan, net of current .........................       296,997
   Notes payable - due to non-affiliated parties ........       111,679
                                                            -----------
      Total long-term debt ..............................       408,676

Convertible debentures, non-current
   Cornell Capital convertible debenture (April 13, 2006)     4,400,000
   Note Discount ........................................    (3,666,667)
                                                            -----------
     Total convertible debentures, non-current ..........   $   733,333

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) of as of September 30, 2006 and the Company's ability to meet such obligations:

Year                                                          Amount
----                                                          -------
2006 - 2007                                              $   7,852,369
2007 - 2008                                                    225,339
2008 - 2009                                                  4,503,223
2009 - 2010                                                     75,368
2010 - 2011                                                     20,529
                                                         -------------
Total minimum payments due under current
  and long-term obligations                              $  12,676,828
                                                         =============

SHORT TERM BORROWINGS

During the three months ended September 30, 2006, the Company received $286,611 from Greenshift leaving a balance at September 30, 2006 of $1,749,121 including convertible debentures issued to GreenShift in the amount of $606,363 in 2005 and 2006. Interest in the amount of $144,079 was accrued at a rate of 8%. GreenShift is an 80% shareholder of GS CleanTech and is controlled by Kevin Kreisler, Chairman and Chief Executive Officer of GS CleanTech.


During 2005, the Company's subsidiary ESI entered into a Management Services Agreement with GreenShift Corporation, its parent, under which GreenShift agreed to provide management assistance, financial support, and business development services. The agreement is for a term of five years and provides for GreenShift to receive $150,000 per year. As of September 30, 2006 the remaining balance due of $269,980 was converted into a convertible debenture.

TERM FINANCING

The Company had certain term financing totaling $100,000 as of December 2005. $50,000 was paid in the first quarter of 2006 and the remainder was paid in the third quarter 2006.

     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6        FINANCING ARRANGEMENTS (continued)

NOTES PAYABLE

Notes payable to non-affiliated parties includes a loan of $125,000, which bears interest of 3% commencing January 1, 2004. The note requires repayment of principal and interest monthly commencing June 2005 through February 2008 with a final principal payment of $78,538 in March 2008. The balance on this note-payable as of September 30, 2006 is 115,016. Interest in the amount of $2,019 has been recognized for the nine months ended September 30, 2006.

In 2003, $225,000 of financing and $15,000 of accrued interest were provided by an additional party. A promissory note was issued bearing interest at 6% and requiring repayment of $100,000 on or before September 30, 2004. The balance of principal and interest payable were payable on or before September 30, 2005. Subsequent to the payment of the $100,000 due September 30, 2004, there remained a balance due of $140,000. In December 2004, the note-holder agreed to waive interest from January 2004 forward. In December 2005, the note-holder agreed to the remaining balance due ($131,420) could be paid in consecutive monthly payments of $ 5,476 from January 2006 through December, 2007. As of September 30, 2006, the balance on this note payable was 82,137.

During the nine months ended September 2006, Candent Corporation loaned $250,000 to General Ultrasonics. The president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock of Candent is held in trust for the benefit of its president.

LINE OF CREDIT AND OTHER DEBT FINANCINGS

The Company has a credit line of $1,350,000 which bears interest at the bank's base rate plus three-quarters of one percent. The line is secured by all corporate assets of the Company's subsidiary f/k/a Enviro-Sciences of New Jersey
(ESI) and was subject to renewal on January 16, 2004. The line remains orally extended since January 2004. As of September 30, 2006 there is a balance of $ 1,196,972 drawn on the credit line.

The business loan agreement document underlying the credit line agreement has the following required financial covenants, none of which is met as of September 30, 2006.

         Tangible Net Worth - Minimum of $ 1,000,000
         Net Worth Ratio - Minimum Ratio of 1.75 to 1
         Working Capital - Minimum Ratio of $ 100,000
         Current Ratio - Minimum Ratio of 1.25 to 1
         Income - Minimum $ 250,000
         Cash Flow Requirement - Minimum of $ 350,000
         Fixed Charge Ratio - Minimum Ratio of 2 to 1
         Other Ratio - Cash flow to Current maturity of LT Debt of 1.25 to 1

TRANSACTIONS INVOLVING CONVERTIBLE DEBENTURES ISSUED TO GCS INVESTMENTS

In February 2006, Serenity Capital, LLC, purchased $500,000 in debt from GCS Investments. The conversion feature on the debenture due to Serenity is variable based on trailing market prices and contains an embedded derivative. A note discount of $500,000 and a derivative liability of $1,672,000 were recorded at the assumption date. During the first and second quarter's 2006 Serenity effected conversions totaling $200,000 into a total of 10,000,000 shares of the Company's common stock. As of September 30, 2006, the principal amount due on the debenture was $300,000. In the third quarter 2006 interest expense from accretion of the debt discount was $68,182 and gain on the fair market value of the derivative liability was $732,540. As of September 30, 2006 the derivative liability for debenture due to Serenity was $368,160. Interest is accrued at a rate of 5% on the principal balance. As of September 30, 2006, $7,875 of interest is accrued on this debenture. Serenity is owned by a family member of the Company's chairman.

In February 2006, Cyrus Capital, LLC, purchased $500,000 in debt from GCS Investments. The conversion feature on the debenture due to Cyrus is variable based on trailing market prices and contains an embedded derivative. A note discount of $500,000 and a derivative liability of $1,672,000 were recorded at the assumption date. During the first and second quarter of 2006, Cyrus effected conversions totaling $400,000 into a total of 20,000,000 shares of the Company's common stock. As of September 30, 2006, principal amount due on the debenture was $100,000. In the third quarter 2006 interest expense from accretion of the debt discount was $22,727 and gain on the fair market

GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES NOTES TO
                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6        FINANCING ARRANGEMENTS (CONTINUED)

value of the derivative liability was $224,180. As of September 30, 2006 the derivative liability for the debenture due to Cyrus was $122,720. Interest is accrued at a rate of 5% on the principal balance. As of September 30, 2006, $3,394 of interest is accrued on this debenture. Cyrus is owned by a family member of the Company's chairman. TRANSACTIONS WITH CORNELL CAPITAL PARTNERS

On April 13, 2006, GS CleanTech entered into a Securities Purchase Agreement with Cornell Capital Partners, LP, under which Cornell purchased a Convertible Debenture in the amount of $4,400,000. The Debenture was issued as of April 13, 2006. Cornell paid the $4,400,000 purchase price on April 19, 2006. The Company paid $440,000 in deferred finance costs and $15,000 in structuring fees as part of this transaction. The conversion price of the Debenture shall be equal to the lesser of $0.10 per share or 90% of the volume weighted average price of the Company's common stock for the thirty days preceding conversion, with the conversion price reduced, at the holders option, to the price for which the Company issues common stock or convertible instruments to any other party. Cornell will be entitled to convert the Debenture on the basis of the conversion price into GS CleanTech common stock, provided that Cornell cannot convert into shares that would cause Cornell to own more than 4.99% of GS CleanTech's outstanding common stock. The Debenture will bear interest at 5% per annum. Accrued interest and the principal amount will be payable on April 1, 2009. GS CleanTech's obligations under the Debenture are secured by a pledge of all of its assets, subject to Cornell's agreement to subordinate its security interest to any line of credit that GS CleanTech obtains from a bank or other financial institution. The proceeds of the Debenture may only be used by GS CleanTech to support the deployment by GS CleanTech's wholly owned subsidiary, GS Industrial Design, Inc. ("GSID"), of its various technologies, specifically including GSID's Corn Oil Extraction and CO2 BioReactor technologies. The Company agreed to issue to Cornell a five year Warrant to purchase 7,500,000 common shares at $0.10 per share, a five year Warrant to purchase 7,500,000 common shares at $0.15 per share, a five year Warrant to purchase 15,000,000 common shares at $0.20 per share, a five year Warrant to purchase 20,000,000 common shares at $0.25 per share. The Company may redeem the debentures at any time for an amount equal to 120% of the outstanding principal and accrued interest. The conversion feature on this debenture due to Cornell Capital Partners, LP (dated April 13,
2006) is variable based on trailing market prices and contains an embedded derivative. A note discount of $4,400,000 and a derivative liability of $14,958,108 were recorded at the assumption date. In the third quarter ended September 30, 2006, interest expense from accretion of the debt discount was $366,667 and gain on the fair market value of the derivative liability was $560,560. As of September 30, 2006 the derivative liability for debentures due to Cornell Capital Partners, LP was $3,429,360 and interest of $102,055 has been accrued.

On April 21, 2006 Cornell Capital Partners, LP purchased from Laurus Master Fund, Ltd. the Secured Minimum Borrowing Note and the Revolving Note that GS CleanTech issued to Laurus on March 31, 2004. The aggregate debt, including accrued interest and penalties, was $2,193,047. Subsequently GS CleanTech agreed with Cornell Capital Partners to amend the Revolving Note such that its terms are now identical to the Secured Minimum Borrowing Note. The debenture will bear interest at a rate of the prime lending rate plus 5%. GS CleanTech also agreed to modify the conversion feature of the two Notes. The Notes, as modified, may be converted by Cornell Capital Partners into common stock at a conversion rate equal to the lesser of (a) $0.10 per share or (b) 90% of the lowest VWAP for the thirty trading days preceding conversion. The conversion feature on this debenture due to Cornell Capital Partners, LP (dated April 13, 2006) is variable and contains an embedded derivative. A note discount of $2,193,047 and a derivative liability of $18,444,715 were recorded at the assumption date. On May 2, 2006, Cornell Capital Partners, LP effected conversions totaling $90,900, corresponding to 3,000,000 shares of the Company's common stock. Interest expense from accretion of the debt discount was $490,308 and gain on the fair market value of the derivative liability was $16,699,597 for the quarter ended June 30, 2006. In the third quarter ended September 30, 2006, interest expense from accretion of the debt discount was $525,534 and gain on the fair market value of the derivative liability was $673,444. As of September 30, 2006 the derivative liability for debentures due to Cornell Capital Partners, LP was $1,071,674 and interest of $124,214 has been accrued.

On July 1, 2006, GS CleanTech assumed from GreenShift Corporation, 100% of the outstanding capital stock of GS EnviroServices, Inc. (f/k/a GreenWorks Corporation) and 100% of the outstanding capital stock of GS CleanTech Ventures, Inc. GS EnviroServices, Inc. which owns an environmental engineering business called Enviro-Sciences (of Delaware) Corporation. GS CleanTech Ventures holds equity stakes in General Hydrogen Corporation, General Ultrasonics Corporation, Ovation Products Corporation, and Aerogel Composite, Inc. In

     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6        FINANCING ARRANGEMENTS (CONTINUED)

exchange for the shares in GS EnviroServices and GS CleanTech Ventures, GS CleanTech assumed GreenShift's obligation of a Securities Purchase Agreement with Cornell Capital Partners, LP in the principal amount of $1,900,000. GS CleanTech has also agreed to amend the Series D Preferred Stock now held by GreenShift to increase the portion of GS CleanTech's equity represented by the Series D shares from 70% to 80%. GS CleanTech also agreed to assume the conversion feature of the Notes. The Note, as assumed is convertible into GS CleanTech's common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of GS CleanTech's common stock for the thirty days preceding conversion provided that the shareholder may not convert any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of GS CleanTech's outstanding common stock, in which case the relevant number of conversion shares are held in escrow by the Company pending compliance with this limitation. The Debenture will bear interest at 5% per annum. Accrued interest and the principal amount will be payable on April 1, 2008. The conversion feature on this debenture due to Cornell Capital Partners, LP (dated April 17, 2006) is variable and contains an embedded derivative. A note discount of $1,471,740 and a derivative liability of $1,471,740 were recorded at the assumption date. Interest expense from accretion of the debt discount was $228,784 and gain on the fair market value of the derivative liability was $300,010 was recorded for the quarter ended September 30, 2006. As of September 30, 2006 the derivative liability for the debenture due to Cornell Capital Partners, LP was $1,171,730 and interest of $23,750 has been accrued.

RELATED PARTY CONVERTIBLE NOTE

During 2005, GS CleanTech borrowed $280,196 from GreenShift Corporation in the form of a convertible promissory note at a rate of 8%. The note is due on September 30, 2006. Based on the terms of the conversion option, the debt was determined to contain a beneficial conversion feature, recorded as a discount on the debt of $20,165, amortizable over the term of the debt. A total of $20,165 has been recorded based on the amortization of the discount in 2006. As of September 30, 2006 the debt discount has been amortized in full. GreenShift is an 80% shareholder of GS CleanTech and is controlled by Kevin Kreisler, Chairman and Chief Executive Officer of GS CleanTech.

CONVERTIBLE PROMISSORY NOTE - BERGER

In May 2005, GS CleanTech acquired the assets of NCES. As part of this acquisition, GS CleanTech assumed a convertible promissory note in the amount of $128,000 payable to Robert Berger. This note was due and payable November 10, 2005. The payee may elect at any time to convert any or all of the outstanding principal into common stock equal to the amount due divided by the average closing price of such common stock for the (30) day prior period to the date of the exercise of this conversion. In November 2005, the Company made a payment of $50,000 reducing this note to $78,000. During the three months ended June 30, 2006, a $58,160 reduction of this note was effected by agreement with Mr. Berger in exchange for services performed on his behalf. The $19,839 balance of the note is in default and is immediately due and payable. Based on the terms of the note, it was determined that the conversion option was an embedded derivative conversion feature. Accordingly, the company recognized a liability for this derivative conversion feature of $52,800, recorded as a debt discount which was fully amortized over the term of this short term debt in 2005. The derivative liability was marked to fair value at June 30, 2006 resulting in an accounting gain of $23,043 for the change in fair value of the derivative liability. On September 11, 2006 the Company paid the remaining balance due on this convertible debenture.

     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7        OPERATING LEASE COMMITMENTS

As part of the acquisition of Company's subsidiary ESI, the Company assumed leases on certain office space and equipment under operating leases. In June 2004, ESI began discussions with the managing agents for the Mt Arlington headquarters space regarding the need to reduce the office rent expense in light of the reduced revenue base and reduced staffing. In July, a revised lease was signed effective August 1, 2004 through the end of the original lease term wherein ESI reduced the space it occupied and received a corresponding reduction in the office rent charged.

In April, 2006, the Company renegotiated its lease for office space at the Mount Arlington office, which supersedes the former lease starting April 1, 2006. The revised lease extends the term through April 30, 2010. The following is a schedule of future minimum rental payments on office space (exclusive of common area charges) required under this new operating lease:

         April 1, 2006 - December 31, 2006                 $  85,082
         January 1, 2007 - December 31, 2007               $ 116,395
         January 1, 2008 - December 31, 2008               $ 120,191
         January 1, 2009 - April 30, 2010                  $  41,750

Rent expense of $ 81,210 and $ 68,188 was recorded by the Company for the nine months ended September 30, 2006 and 2005 respectively. In addition to the base rent, the Company also pays for utilities and for its share of increases in operating costs over a base period.

The following is a schedule of future minimum rental payments on operating leases on office equipment that have initial or non-cancelable lease terms in excess of one year as of September 30, 2006:

          January   2007 - December 31, 2007            16,926

The Company has been in negotiations with one lessor to terminate the lease agreement signed by ESI and return all equipment in exchange for a payment of a reduced settlement amount significantly less then the remaining stream of lease payments due. The full remaining lease payments due, including all payments in arrears, would have been approximately $ 107,000. The Company signed and executed an agreement in January 2006 wherein the Company would pay 2 payments of $ 10,500 in February and March 2006 (said payments having been made) as settlement of all past and future charges associated with this lease.

The Company is also in negotiations with another lessor to terminate several lease agreements for office equipment. All of the equipment under leases has been returned to the lessor, in some cases prior to the expiration of the agreed lease period. Approximately $ 30,000 is due on all operating leases with this lessor thru the end of their respective terms. The Company is seeking to negotiate a lower settlement amount but has recorded the full $ 30,000 under current liabilities.

Further, the Company is in negotiations with this lessor to terminate a capital lease which has an expiration date of December 2006. Again, the Company has returned the equipment and is attempting to negotiate a settlement amount. The payments due under the full lease agreement including those in arrears would be approximately $25,000. The liability reflected under Capital leases payable as of 9/30/2006 includes approximately $ 24,000 (current & non-current) for this lease based on the normal amortization of lease payments. An additional $ 5,000 has been accrued to cover the maximum payments due if no concession is received.

8    RETIREMENT PLAN

As part of the acquisition the Company's subsidiary ESI, the Company assumed a deferred compensation plan (401(k) plan) from ESI-NJ under which eligible employees are permitted to elect the amount of their salary deferrals, subject to certain statutory limitations. Currently, the Company's subsidiary provides a 10% match on all eligible employee deferrals and at its option, may add a profit share match. The gross 401(k) matching contribution expense (before reductions from forfeitures) for nine months ended September 30, 2006 and 2005 was $ 5,887 and $5,389 respectively.

     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9        UNCOMPLETED PROJECTS

Costs and billings on uncompleted projects as of September 30, 2006 are summarized as follows:

 Costs incurred on uncompleted projects ......................................   $ 2,147,743
 Estimated earnings ( losses ) ...............................................      (613,783)
                                                                                 -----------

 Less:  Billings to date .....................................................     1,249,207
                                                                                 -----------

          Totals .............................................................   $   284,753
                                                                                 ===========
Included in the accompanying balance sheets under the following captions:

 Costs and estimated  earnings  (losses) in excess of billings on  uncompleted   $   284,753
 projects
                                                                                 -----------

 Net .........................................................................   $   284,753
                                                                                 ===========


10       DEFERRED REVENUES

The total deferred revenues at September 30, 2006 were $461,798, of which $125,000 is shown as a current liability based on management's estimate of progress that will be made in the next twelve months.

Deferred revenues at September 30, 2006 include $202,000 for a fixed price project, and $259,794 for the remediation of the Northvale property.

11       PROPERTY HELD FOR SALE

The Company's subsidiary ESI purchased an industrial property in Cleveland, Ohio from its major customer for $59,298. The site requires remediation costs before the property can be sold. Management estimates the remediation liability to approximate the cost of the property. As such, a remediation liability in the amount of $59,298 has been recorded and is included in accrued expenses on the balance sheet in the accompanying financial statements.

12        CAPITAL LEASES

The Company assumed certain capital leases entered into by Company's subsidiary ESI having lease expirations in various years through 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of minimum lease payments or the fair values of the asset at the inception of the lease. The assets are amortized over the lower of their related lease terms or their estimated productive lives. One capital lease has not matured as of September 30, 2006 and as noted previously in Note 7 under Operating Leases, the leased equipment has been returned and negotiations are in progress to terminate the lease based on a reduced payment of past and future lease payments due. The asset has been fully amortized through expense based on the return of the equipment.

13       MEDICAL BENEFITS PROGRAM

The Company's subsidiary ESI self-insures a portion of their employee medical benefits. The Company's exposure is limited on both an individual employee and aggregate basis. Employees contribute a portion of the insurance costs and the program is administered by a third party. Expenses for the company's portion of claims plus insurance premiums for the nine month periods ended September 30, 2006 and 2005 were $169,284 and $170,427 net of amounts contributed by employees.

Accrued employee benefits of $41,417 at September 30, 2006, has been recorded for the cost of the "tail" for the semi self-insured plan. This "tail" only becomes payable when the current plan is terminated. Management has no immediate plans to terminate the plan and therefore the liability has been recorded as non-current.

     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14       SEGMENT INFORMATION

GS CleanTech currently operates three business segments: Environmental Services and Process Engineering. Summarized financial information about each segment is as follows:

                                      -------------- --------------- --------------- --------------- ---------------
                                        Corporate      Environmental      Process        Technology        Total
                                                         Services       Engineering     Development
                                     -------------- --------------- --------------- --------------- ---------------
For the three months ended  9/30/2006:

Revenue
2006                                             --      $4,264,547        $265,008              --      $4,529,555
2005                                             --       4,513,793              --              --       4,513,793

Operating Income
2006                                      (202,236)         423,841       (569,819)       (215,561)       (563,774)
2005                                      (248,985)         472,884              --              --         223,899

For the nine months ended 9/30/2006:

Revenue
2006                                             --      13,094,262         457,324              --      13,551,586
2005                                             --      12,858,880              --              --      12,858,880

Operating Income
2006                                    (2,181,565)         839,240     (1,246,919)       (414,217)     (3,003,461)
2005                                      (286,971)         923,157              --              --         636.188

Total Assets
2006                                      4,477,360       5,750,924       2,840,382       2,001,135      15,069,801
2005                                      4,728,124       5,766,805              --              --      10,494,929


15       ACQUISITIONS

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

15       ACQUISITIONS (CONTINUED)

GS ENVIROSERVICES AND GS CLEANTECH VENTURES

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

The consolidated financial statements include the financial statements of GS EnviroServices, Inc. and GS CleanTech Ventures, Inc. Due to the fact that these entities were acquired from GreenShift Corporation, a related party, the of these entities are included from January 1, 2005.

16       SUBSEQUENT EVENTS

GUARANTY AGREEMENT

On October 31, 2006 GS CleanTech guaranteed the following obligations:

o 14-month Term Note in the principal amount of $6,000,000 issued by NextGen Acquisition, Inc., to Stillwater Asset-Based Fund, LP;

o 3-year Secured Convertible Debenture in the principal amount of $13,000,000 issued by GS AgriFuels Corporation to Cornell Capital Partners, LP.

GS CleanTech's guaranty was secured by a pledge of its assets. The proceeds of the financing transactions were used to fund the acquisition by GS AgriFuels Corporation of NextGen Fuels, Inc., a current customer of GS Energy's Warnecke Design manufacturing subsidiary.

GS AgriFuels Corporation is a subsidiary of GreenShift Corporation, which owns 80% of the equity in GS CleanTech Corporation. NextGen Acquisition, Inc., is a subsidiary of GS AgriFuels Corporation.

17         DISCONTINUED OPERATIONS

During 2003, ESI discontinued the operations of its construction division. The decision to dispose of this component was based on significant losses incurred and a desire for a greater focus on its consulting division. Net sales of the construction division for the nine-months ended September 30, 2006 and 2005 were $ 211,506 and $283,008 respectively resulting in losses from operations of $ 68,488 in 2006 and $ 23,157 in 2005.

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

     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

17       DISCONTINUED OPERATIONS (CONTINUED)

The results of the construction division and recycling businesses are recorded as discontinued operations, of which the components are as follows:

                                                               Sept  30, 2006  Sept 30, 2005
                                                               -----------------------------
Net revenues ................................................   $   211,859    $ 1,535,821
Cost of revenues ............................................       286,543      1,554,255
                                                                -----------    -----------
           Gross profit .....................................       (74,684)       (18,434)

Selling expense .............................................          --           69,617
General and administrative expense ..........................        (1,929)       310,667
                                                                -----------    -----------
           Total ............................................   $    (1,929)   $   380,284

Loss from operations ........................................       (72,755)      (398,718)

Interest expense ............................................   $      (249)   $   (23,298)
Other income and expenses ...................................          --       (2,865,960)
                                                                -----------    -----------
           Total ............................................          (249)    (2,889,258)

Loss before provision for income taxes ......................   $   (73,004)   $(3,287,976)

Total provision for tax .....................................        (2,538)         1,501
                                                                -----------    -----------
           Net loss from discontinued operations ............   $   (75,541)   $(3,289,477)
                  Gain on disposal of discontinued operations        34,469          3,041
                                                                -----------    -----------
                   Total - discontinued operations ..........   $   (41,072)   $(3,286,436)


The results presented above for 2006 and 2005 include the operating activity for the construction and recycling operations for the 9 month period. Assets and liabilities of the construction and recycling businesses were reported as net assets and net liabilities (current and net of current) of discontinued operations at September 30, 2006. Assets and liabilities of discontinued operations as of September 30, 2006 are as follows:

Assets of discontinued operations:

 Accounts Receivable, net ..........................   $ 81,671
     Cost and earnings in excess of billings .......      9,320
     Machinery & equipment, net ....................        809
     Deposits ......................................      7,500
                                                       --------
          Total assets of discontinued operations ..   $ 99,300

Current liabilities of discontinued operations:
     Accounts payable ..............................   $496,453
     Accrued and other liabilities .................    246,175
                                                       --------
Total current liabilities of discontinued operations   $742,268

18       CONTINGENCIES

LEGAL PROCEEDINGS

The Company is party to the matter entitled Kerns Manufacturing Corp. v. KBF Pollution Management Inc. The action was filed in the Supreme Court of the State of New York, August 14, 2003. The verified complaint seeks performance of certain agreements between the plaintiffs and the Company, plus attorney's fees and costs. The matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time. This matter relates to the Company's 2003 acquisition of Vulcan Waste Systems, Inc. from Kerns Manufacturing Corp. and the breach by Kerns of the terms and conditions of the relevant acquisition agreement. The Company incurred a loss in December 31, 2003 on its write-off of $1,890,000 of idle equipment

     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

18       CONTINGENCIES (CONTINUED)

connected to this transaction. 1,350,000 shares of restricted common stock related to the Vulcan acquisition remain outstanding which shares the Company is seeking to have cancelled. The Company is currently pursuing the reversal of this acquisition and seeking the return of the common stock issued.

The Company received a federal grand jury subpoena from the Middle District of Pennsylvania requiring the production of original records in regards to an incident that occurred in February of 2004, where a tanker truck of liquid wastes, shipped from the Company's New Jersey recycling facility by a private carrier to a destination in Pennsylvania, overheated on the highway, causing no injuries, but requiring emergency response services, including redirecting traffic. The Company cooperated fully in the investigation. On July 27, 2006, the Company was notified that the U.S. Department of Justice has officially declined further investigation or prosecution of this case.


The Company is subject to a number of complaints from the New Jersey Department of Environmental Protection ("NJDEP") related to past operations at Paterson from 1999 to 2004. The final penalty from the New Jersey Department of Environmental Protection was settled at $272,000. As of September 30, 2006, the Company has a reserve $213,270 to cover the balance of assessed penalties. The Company may not have the funds available to settle the case, which could impact continuing operations.

The Company's subsidiary ESI is the subject of several lawsuits, none of which the Company has assumed responsibility for. It is, however, possible that the Company may, in certain cases, be found to be responsible and may be required to make settlements with the Plaintiffs.

The Company was a defendant in a lawsuit where a vendor was seeking damages for non-payment in the amount of $251,291. This obligation was paid by the end-user, a customer of the Company. The Company has reached a settlement with the end-user. This amount is included in the $659,487 settlement discussed below.

     The Company is a defendant in a lawsuit where a vendor is seeking payment for trucking services in the amount of $56,591. A judgment has been entered against The Company in this matter. Satisfaction of this obligation is expected to be paid by the end-user in August 2006 pursuant to the settlement agreement reached with the end user. This amount is included in the $659,487 settlement discussed below.

The Company and a customer have outstanding claims against each other in connection with remediation services, which were provided by The Company. No action was filed and both parties executed a settlement in May of 2006 whereby the customer will make payments directly to the Company's third party vendors for services provided on the customer's sites. The amount agreed to is approximately $665,000, which has been offset against accounts payable. The two lawsuits referenced above of $251,291 and $56,591 respectively are included in the $665,000. In conjunction with the write off of the accounts payables the Company has also written off over $4,000,000 of current assets consisting accounts receivables and unbilled earned revenues.

The Company is a defendant in an action that a customer filed claiming The Company was negligent in its failure to recognize asbestos contamination in its Phase I Environmental report and is seeking damages of $650,000. The Company's insurance carrier is vigorously defending the matter and the amount appears to be within policy limits. Additionally, the Company has accrued $25,000 which is the maximum amount for which the Company would be responsible.

The Company was a defendant in this litigation where a third party claimed injuries at a Company job site. The suit claimed the injuries were the result of The Company's staff's negligence. A settlement was reached with The Company's insurance carrier within The Company's policy limits and thus The Company had no exposure to the claim.

The Company is a defendant in this litigation where the plaintiff is seeking to recover a bankruptcy preference payment in the amount of $16,875. The Company believes it will be required to pay this amount and therefore we have accrued this in our financial statements.

The Company is a plaintiff in this action where it seeks to recover $225,000 for services performed. The customer filed a counter-claim for certain alleged damages, which was dismissed with prejudice. A trial date has yet to be determined. The Company believes there is a reasonable likelihood that it will be successful in this litigation for the collection of the final contract payment plus accrued interest earned in the trust accounts.

     GS CLEANTECH CORPORATION (F/K/A/ VERIDIUM CORPORATION) AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

18       CONTINGENCIES (CONTINUED)

The Company is involved in several other complaints with vendors. Total damages the vendors are seeking payment for is included in accounts payable. Management does not believe there will be any additional expenses related to these complaints.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We conduct these operations through our wholly-owned subsidiary, GS Industrial Design, Inc. We also own several clean technology investments through our wholly-owned venture group, GS CleanTech Ventures, Inc. These investments include minority investments in General Hydrogen Corporation (about 3%), Ovation Products Corporation (about 12%), and majority stakes in General Ultrasonics Corporation (about 70%) and GS EnviroServices, Inc. (about 100%). Nearly all of our revenues are generated by GS Industrial Design, Inc. and GS EnviroServices, Inc.

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

While GS Industrial Design currently accounted for about 6% of our revenue during the three months ended September 30, 2006, this division has executed a number of technology transfer agreements and has developed a pipeline of what we believe to be high probability sales. GS Industrial Design's revenues can be expected to increase as a percentage of our overall sales if we successfully deploy our technologies under our executed agreements and if we are able to successfully convert our sales prospects into additional technology deployments.

GS Industrial Design's revenues during the quarter were primarily attributable to the sale of equipment to ethanol facilities for technology deployments that served as early adopter installations of our corn oil extraction technology.

--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GS EnviroServices

The remainder of our revenues, or about 94% of our revenue during the three months ended September 30, 2006, were generated by our GS EnviroServices subsidiary.

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

The table and below discussions should be read in conjunction with Item 1, Financial Statements, of this report. Percentage of total revenues in the table below are presented net of discontinued operations.

                         Percentage of Total Revenues For the Period Ended,
                         --------------------------------------------------
                                                  9/30/06     9/30/05

Revenue .......................................     100.0%    100.0%
Cost of revenue ...............................      69.7      68.9
                                                    -----     -----
   Gross profit ...............................      30.3      31.1

Selling expenses ..............................       6.8       5.9
Research and development ......................       0.7      --
General and administrative expenses ...........      31.6      20.2
Stock based compensation ......................      13.4      --
                                                    -----     -----

   Total operating expenses ...................      52.5      26.2
                                                    -----     -----

Income (loss) from operations .................     (22.2)      4.9

Other income and expense ......................       1.0       0.3
Amortization of deferred finance costs ........      (0.6)     --
Write down of investment ......................      (3.3)     --
Accretion of debt discounts ...................     (39.4)     --
Change in derivative liabilities ..............      23.0      --
Interest expenses - due to parent .............      (1.0)
Interest expense ..............................      (3.9)     (4.9)
                                                    -----     -----
   Total other income (expense) ...............     (24.2)     (4.6)

Income (loss) before provision for income taxes     (45.6)      0.3
   Provision for income taxes .................       0.9       0.1
                                                    -----     -----

Net income (loss) continuing operations .......     (47.3)      0.2
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $6,448,649 for the nine months ended September 30, 2006. As of September 30, 2006 the Company had $756,659 in cash, and current liabilities exceeded current assets by $11,055,761 including $3,620,857 in derivative liability instruments
(net). These matters raise substantial doubt about the Company's ability to continue as a going concern.

The conversion of our convertible debentures, the exercise of our outstanding warrants and options and the Company's various anti-dilution and price-protection agreements could cause the market price of our common stock to fall, and may have dilutive and other effects on our existing stockholders.

As of November 15, 2006, the conversion of our outstanding convertible debentures, and the exercise of our outstanding warrants and options could result in the issuance of approximately 129 million shares of common stock, assuming all outstanding warrants and options are currently exercisable, and taken with the Company's various anti-dilution and price-protection agreements, are subject to adjustment pursuant to certain anti-dilution and price-protection provisions. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

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

Our operations are regulated by numerous laws regarding procedures for waste treatment, storage, recycling, transportation and disposal activities, all of which may provide the basis for litigation against us. In recent years, the waste treatment industry has experienced a significant increase in so-called "toxic-tort" litigation as those injured by contamination seek to recover for personal injuries or property damage. We believe that as our operations and

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

activities expand, there will be a similar increase in the potential for litigation alleging that we are responsible for contamination or pollution caused by our normal operations, negligence or other misconduct, or for accidents which occur in the course of our business activities. Such litigation, if significant and not adequately insured against, could impair our ability to fund our operations. Protracted litigation would likely cause us to spend significant amounts of our time, effort and money. This could prevent our management from focusing on our operations and expansion

If we cannot maintain adequate insurance coverage, we will be unable to continue certain operations.

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

GreenShift Corporation, by reason of its ownership of our Series D preferred stock determines who will serve as management of GS CleanTech. As a result, GreenShift Corporation may exerts a significant degree of influence

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of GreenShift Corporation may not always coincide with our interests or the interests of other stockholders and accordingly, it could cause us to enter into transactions or agreements which we would not otherwise consider.

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

THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 VERSUS THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

Total revenues were $4.5 million for the three months ended September 30, 2006, matching revenue of $4.5 million for the three months ended September 30, 2005. Total revenues for the nine months ended September 30, 2006 were $13.5 million corresponding to an increase of $0.7 million, or 5.4% over the nine months ended September 30,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

2005 revenues of $12.9 million. Revenue from discontinued operations of $68,880 and $211,506 for the three and nine months ended September 2006 and $63,347 and $283,008 for the three and nine months ended September 2005 have been removed from these figures. The Company recorded revenue of $1,607,329 associated with a large scale project in the first nine months of 2005. Net of this large scale project, total revenues increased $0.5 million and $2.3 million in the three and nine months ended September 30, 2006. Included in the revenues for nine months ended 2006 are revenues of 439,723 attributable to the acquisition of a subsidiary in 2006.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2006 were $3.1 million, or 69.6% of revenue, as compared to $3.1 million, or 69.4% of revenue for the same period in 2005. Cost of revenues for the nine months ended September 30, 2006 were $9.4 million, or 69.7% of revenue compared to $8.8 million, or 68.9% of revenue for the same period in 2005. Costs of revenues from discontinued operations of $89,806 and $286,544 for the three and nine months ended September 30, 2006 and $683,853 and $2,138,258 for the three and nine months ended September 30, 2005 have been removed from these figures. The change in cost of revenues over the first nine months is attributable to a large budgeted lower margin project which occurred in the first six months of 2005 as well as unfavorable economic factors in 2006 which the company has addressed. In addition, included in the cost of revenue for nine months ended 2006 is $388,201 or 2.7% of revenue attributable to the acquisition of a subsidiary (GIDC) in 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2006 were $1.9 million, or 42.8% of revenue, as compared to $1.2 million, or 25.6% of revenue for the same period in 2005. Selling, general and administrative expenses for the nine months ended September 30, 2006 were $7.1 million, or 52.5% of revenue compared to $3.4 million, or 26.2% of revenue for the same period in 2005. Included in the nine months ended September 30, 2006 was $2,249,401 in stock based compensation or 16.6% of revenue. In addition to the stock based compensation, increase in selling, general and administrative expenses is also due to new acquisitions acquired in January 2006 representing $848,347 or 6.3% of revenue and July 2006 representing $414,217 or 3.1% of revenue. Selling, general and administrative expenses from discontinued operations of $0 and $380,282 for 2006 and 2005 respectively have been removed from the above figures.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2006 was $55,717 or 1.2% of revenue, as compared to $52,172 or 1.2% of revenue for the same period in 2005. Depreciation and amortization expenses for the nine months ended September 30, 2006 was $170,586 or 1.3% of revenue, as compared to $126,335 or 1.0% of revenue for the same period in 2005. Depreciation expense from discontinued operations of $792 and $5,136 for the three and nine months ended September 2006 and $101,764 and $300,259 for the three and nine months ended September 2005 have been removed from these figures.

Interest Expense

Interest expense for the three months ended September 30, 2006 was $197,843, or 4.4% of revenue, as compared to $207,045 or 4.6% of revenue for the same period in 2005. Interest expenses for the nine months ended September 30, 2006 were $524,858, or 3.9% of revenue, as compared to $627,685 or 4.9% of revenue for the same period in 2005. Interest expense for the three and nine months ended September 30, 2006 for derivatives in the amount of $1,487,978 and $5,323,704 have been excluded from these figures. Interest expense from discontinued operations for the three and nine months ended September 30, 200 in the amount of $2,431 and $9,183 have been removed from the above figures. In addition, interest expense due to parent was $52,978 and $126,973 for the three and nine months ended September 2006.

Net Income or Loss

Net loss from continuing operations for the three months ended September 30, 2006, was $(0.1) million, or (2.6)% of revenue, as compared to a profit from continuing operations of $23,060 or 0.5% of revenue from the same period in 2005. Net loss from continuing operations for the nine months ended September 30, 2006, was $(6.4) million, or (47.3)% of revenue, as compared to a profit from continuing operations of $34,396 or 0.3% of revenue from the same period in 2005. Net loss from discontinued operations of $34,707 and $41,072 for the three and nine months ended September 2006, and $3,110,913 and $3,286,436 for the three and nine months ended September 2005 have been removed from the above figures. The net loss realized during the nine period was due primarily to the

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

adjustments to the fair market value of the derivative liability instruments, interest and amortization charges associated with financing and issuance of stock based compensation.

DEBENTURES DUE TO CORNELL CAPITAL PARTNERS

As of September 30, 2006 we had three convertible debentures due to Cornell Capital. The conversion feature on these debentures is variable based on trailing market prices and therefore contains an embedded derivative. We value the conversion feature at the time of issuance using the Black-Scholes Model and record a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The derivative liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results.

The principal amount on our three convertible debentures due to Cornell Capital was $8,493,047 as of September 30, 2006 and the unamortized note discount was $6,086,825. For the quarter ended September 30, 2006, we recognized interest expense for accretion of the debt discount of $1,120,985 and a gain for the change in fair value of the derivative of $1,534,014 for these debentures. The derivative liability as of September 30, 2006 was $3,429,360 for the three debentures due to Cornell Capital.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operating, investing and financing activities. For the nine months ended September 30, 2006, net cash used by our operating activities was $4.5 million as compared to the net cash used by our operating activities of about $870,000 as of the nine months ended September 30, 2005.

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At September 30, 2006 the Company had cash of about $757,000. This cash represents a decrease of $2,001,000 from the quarter ended June 30, 2006.

Cash Flows for the Nine Months Ended September 30, 2006

Our operating activities during the first nine months of 2006 used $4.5 million in cash. Accounts receivable at September 30, 2006, net of allowance for doubtful accounts, totaled $3.2 million as compared to the September 30, 2005, balance of $3.1 million. Inventories at September 30, 2006 totaled 1.8 million as compared to the September 30, 2005 balance of $0. Accounts payable at September 30, 2006 totaled $3.2 million as compared to the September 30, 2005, balance of $2.9 million. Accrued expenses at September 30, 2006 totaled $1.8 million as compared to the September 30, 2005 balance of $1.6 million. The increase in accounts payable is primarily due to the acquisition of and GSID in January 2006 GC Clean Tech Ventures in July of 2006. The increase in inventories is due to the acquisition of GSID in January 2006.

For the nine months ended September 30, 2006, we used $355,315 from investing activities, and we provided net cash from financing of $5.2 million. We used these funds to further provide working capital for operations. Our financing arrangements are discussed further below in this Item 2 and in more detail in financing arrangements.

The Company had a negative working capital position of $(11.0) million at September 30, 2006 which includes 3.6 million in derivative instruments (net).

STOCKHOLDER MATTERS

Stockholders' impairment was $5.0 million at September 30, 2006, as compared to an impairment of $5.0 million of stockholders equity at September 30, 2005.

As of September, 2006, the Company did not have sufficient shares of common stock authorized to accommodate conversion of all outstanding preferred stock, options, warrants and convertible debt.

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting him in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company's third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended September 30, 2006:

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

Date:                   November 15, 2006