Form 10KSB
period 2006-12-31
GS Cleantech Corp
filed 2007-04-17
CIK 1269127

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-KSB
                                -----------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                          COMMISSION FILE NO.: 0-50469



                            GS CLEANTECH CORPORATION
--------------------------------------------------------------------------------
              Exact name of registrant as specified in its charter)

Delaware                                                              59-3764931
--------------------------------------------------------------------------------
(State of other jurisdiction                                    (IRS Employer
incorporation or organization)                               Identification No.)

One Penn Plaza, Suite 1612, New York, New York                           10119
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. (_X_).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X.

State issuer's revenues for its most recent fiscal year: $14,435,387

The  number of  outstanding  shares of  common  stock as of April 13,  2007 was:
333,345,602. Based on the average closing bid and ask price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 13, 2007 was $6,666,912

================================================================================




                            GS CLEANTECH CORPORATION
                           ANNUAL REPORT ON FORM 10KSB
                                DECEMBER 31, 2006

                                TABLE OF CONTENTS



                                                                                                         Page No
Part I
Item 1      Description of Business .........................................................................3
Item 2      Description of Properties........................................................................9
Item 3      Legal Proceedings................................................................................9
Item 4      Submission of Matters to a Vote of Security Holders .............................................9

Part II
Item 5      Market for Registrant's Common Equity and Related Stockholder Matters ..........................10
Item 6      Management's Discussion and Analysis............................................................11
Item 7      Financial Statements ...........................................................................17
Item 8      Changes and Disagreements with Accountants on Accounting and Financial Disclosure ..............50
Item 8A     Controls and Procedures ........................................................................50

Part III
Item 9      Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance
             with Section 16(a) of the Exchange Act   ......................................................51
Item 10     Executive Compensation .........................................................................52
Item 11     Security Ownership of Certain Beneficial Owners and Related Stockholder Matters ................57
Item 12     Certain Relationships and Related Transactions .................................................57

Part IV
Item 13     Exhibits .......................................................................................55
Item 14     Principal Accountant Fees and Services .........................................................55

Signatures..................................................................................................56

                           Forward Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents GS CleanTech Corporation files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2007.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SUMMARY

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

We conduct these operations through the following subsidiaries: GS Industrial Design, Inc., Enviro-Sciences (of Delaware), Inc. and TDS (Telemedicine), Inc. (d/b/a GS EnviroServices Corporation). GS EnviroServices owns the following two operating subsidiaries: Enviro-Safe Corporation and Enviro-Safe Corporation
(NE).

We also own clean technology investments through our wholly-owned venture group, GS CleanTech Ventures, Inc. These investments include minority investments in General Hydrogen Corporation (about 3%) and Ovation Products Corporation (about 12%).

COMPANY BACKGROUND

GS EnviroServices Division

About 96% of our revenue during the twelve months ended December 31, 2006, was generated by our GS EnviroServices subsidiary. This subsidiary included the following divisions:

o    Enviro-Sciences of Delaware, Inc. (ESI)

o    Enviro-Safe Corporation

o    Enviro-Safe Corporation (NE)

ESI is an environmental engineering division located in Mt. Arlington, New Jersey. As of the year ended December 31, 2006, the Board of Directors of GS CleanTech approved a resolution to sell this division to its former owners. The assets and liabilities of ESI have been presented as part of discontinued operations in this report.

Enviro-Safe Corporation and Enviro-Safe Corporation (NE) are diversified industrial and hazardous waste management and environmental service companies that specialize in providing their clients with the following cost- effective and environmentally friendly management services:

o    Transportation and distribution of industrial and hazardous wastes;

o    Site remediation and industrial cleaning projects;

o    Engineering and consulting services; and,

o    Environmental, health and safety compliance.

As of December 31, 2006 we operated out of four service centers: our Resource Conservation and Recovery Act (RCRA) Part B permitted TSDF in Lowell, Massachusetts; our field service operations in Sandwich and Milford, Massachusetts; and our technical services center in Plainville, Connecticut. On March 19, 2007, these operations were acquired by TDS (Telemedicine), Inc., a public company in which GS CleanTech owns a controlling interest.

GS Industrial Design

GS Industrial Design is the Company's wholly owned process engineering and technology transfer subsidiary, and it focuses on process innovations that enhance manufacturing efficiencies, improve resource utilization and minimize waste. GS Industrial Design holds the rights to a number of innovative technologies including its Corn Oil Extraction, CO2 Bioreactor and Tornado Generator(TM) technologies.

GS Industrial Design is currently focused on delivering its technologies and process innovations to the ethanol production industry with a view towards maximizing the yield of traditional corn-based ethanol production. As GS Industrial Design moves beyond its current efforts in the ethanol production industry, it intends to bring its technologies and process innovations to other industries including the agriproducts, power generation, petrochemical refining, and municipal and industrial waste processing industries.

While GS Industrial Design's operations accounted for only about 4% of our revenue during the twelve months ended December 31, 2006, this division has executed a number of our corn oil extraction systems on-site at ethanol facilities to extract corn oil from an ethanol co-product for sale as a feedstock for conversion into biodiesel fuel. We have developed a significant pipeline potential for additional sales of our corn oil extraction systems and our revenues can be expected to increase as a percentage of our overall sales as we successfully deploy our technologies under our executed agreements and if we are able to successfully convert our sales prospects into additional technology deployments.

In total, our current executed contracts will produce more than 25 million gallons of corn oil for conversion into biodiesel fuel as the relevant systems are fully installed during 2007 and 2008. We are currently deploying several of these extraction systems and we expect to commission the first of these new systems in April 2007.

GS Industrial Design's revenues during 2006 were primarily attributable to the sale of equipment to ethanol facilities for technology deployments that served as early adopter installations of our corn oil extraction technology.

BUSINESS STRATEGY

A critical component of our business model is our focus on incremental advances in technologies and business practices that enable increased and sustainable profits for our clients, decreased natural resource consumption and decreased waste production on relatively small infrastructure investments.

Our ambition is to leverage our process engineering and technology transfer expertise to acquire, develop and commercialize innovative clean technologies that are compatible with our mission. While our current focus is resolved on delivering our technologies to the ethanol production industry, we believe that our current technology portfolio has broad and disruptive application potential in many other industries. A key aspect of our go-to-market strategy in the ethanol sector is to forge strategic partnerships to maximize market penetration and to quicken the rate of penetration. As we achieve budgeted milestones in our ethanol program we intend to shift our focus towards the extraction, beneficiation and refining of other co-products and waste products in other agriproducts based industries, the municipal waste processing industry and the power generation industry.

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

At the same time, governmental regulation has resulted in a reduction of the number of facilities available for hazardous waste treatment, storage or disposal, as many facilities have been unable to meet the strict standards imposed by the environmental laws and regulations. It is in this market that GS CleanTech Corporation is growing, offering efficient environmental services and effective recycling as an alternative to disposal of hazardous wastes.

ENVIRONMENTAL LAWS

GS CleanTech Corporation by its very nature and purpose is an environmental company. As such, it benefits from environmental laws and regulations under which its customers produce wastes, and is itself subject to many environmental requirements from local, state and federal agencies. GS CleanTech Corporation must obtain and maintain federal, state, and local approvals and permits for each of its facilities and transportation activities. Permits are required for air emissions, water discharges, storm water management, solid and hazardous waste management, spill prevention and control, and transport of wastes. These permits and approvals are complex and can be difficult to obtain, and are therefore considered to be assets.

These licenses and permits, without which GS CleanTech Corporation could not operate, are subject to periodic renewal. GS CleanTech Corporation anticipates that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility's operations are in compliance with the applicable regulatory requirements. At this time, GS CleanTech Corporation is in substantial compliance with all requirements. Other than the unsettled cases described below, for which a reserve has been established, no known material compliance issues exist.

GS CleanTech Corporation has no known requirements for capital expenditures to remain in compliance at any of its facilities. Operating expenses to meet regulatory requirements, including all environmental permits, are an integral part of operating costs and are not segregated. Costs for compliance with environmental laws include safety and health protection measures, controls limiting air emissions and effluent discharges, emergency response capabilities, storm water management, recordkeeping and training.

OTHER CONTINGENCIES

Under GS CleanTech's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $25,000. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate with a $4,000,000 umbrella policy.

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

INTELLECTUAL PROPERTIES

GS CleanTech Corporation holds a number of patents and trademarks. GS CleanTech, GS CleanTech Corporation Environmental, the "GS CleanTech Corporation Logo" and the tagline "A Clear Vision for a Better Environment" are the registered trademarks of GS CleanTech Corporation.

EMPLOYEES

GS CleanTech Corporation currently has 58 full-time employees as of April 13, 2007. In addition to its executive officers, GS CleanTech Corporation employs sales personnel, staff engineers, process managers, maintenance managers, administrative personnel and general facility technicians. There is no union representation for any of our employees.

BUSINESS RISK FACTORS

There are many important factors that have affected, and in the future could affect, GS CleanTech's business, including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

Our external auditors have issued a going concern opinion raising substantial doubt as to the Company's ability to continue as a going concern due to the Company's history of losses, working capital deficiency and cash position, which conditions could impair the value of the Company's stock.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from continuing operations of $10,227,896 for the year ended December 31, 2006. As of December 31, 2006 the Company had $450,627 in cash, and current liabilities exceeded current assets by $15.1 million including $6.5 million in derivative liabilities. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The conversion of our convertible debentures, the exercise of our outstanding warrants and options and the Company's various anti-dilution and price-protection agreements could cause the market price of our common stock to fall, and may have dilutive and other effects on our existing stockholders.

As of December 31, 2006, the conversion of our outstanding convertible debentures, and the exercise of our outstanding warrants and options could result in the issuance of up to 320,944,000 shares of common stock, assuming all outstanding warrants and options are currently exercisable, and taken with the Company's various anti-dilution and price-protection agreements, are subject to adjustment pursuant to certain anti-dilution and price-protection provisions. Potential future dilutive securities include 50,000,000 shares issuable under outstanding warrants, 49,830,000 in outstanding options, and 222,133,166 shares issuable for the conversion of convertible debentures. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

GS CleanTech Corporation is currently in default on some of its debt, which could result in one or more of the Company's creditors exercising their rights upon default, which could in turn significantly impair the Company's ability to operate.

The Company is in default of its various vendor credit program accounts, pursuant to which the accounts payable due to several vendors was termed out over a period of months. The amount of these two vendor accounts total $10,514 as of December 31, 2006.

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

GreenShift Corporation can exert control over us and may not make decisions that further the best interests of all stockholders.

GreenShift Corporation owns preferred stock that may be converted into 80% of our outstanding common stock. GreenShift is entitled to cast votes at a shareholders meeting or by written consent that equal 80% of the total votes. As a result, GreenShift Corporation may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

FACILITIES

GS CleanTech's corporate headquarters is located in New York, New York, in offices provided by GreenShift Corporation. There is no lease associated with this location. The Company maintains its engineering and manufacturing services in Alpharetta, Georgia. The Alpharetta lease is a one year term with a one year option for renewal. The monthly lease payment is $2,550 per month. The Company maintains its technical services offices located in Plainville, Connecticut, and its Field Services offices in Sandwich and Milford, Massachusetts. The
Plainville lease is year to year currently through June 2007, with annual options through June 2008, payable in the amount of $2,726 per month. The Sandwich lease is a five-year term through June 2008 with a five-year option with a monthly payment of $1,575. The Milford lease is a monthly lease option and a monthly payment in the amount of $2,600. We own property in Lowell, Massachusetts, the location of our RCRA permitted Treatment, Storage and Disposal Facility (TSDF).

ITEM 3.  LEGAL PROCEEDINGS

The Company was party to the matter entitled Kerns Manufacturing Corp. v. KBF Pollution Management Inc. (the "Kerns Matter"). The action was filed in the Supreme Court of the State of New York, August 14, 2003. The verified complaint sought performance of certain agreements between the plaintiffs and KPMI and GSCT, plus attorney's fees and costs. This matter related to the acquisition of Vulcan Waste Systems, Inc. from Kerns Manufacturing Corp. and the breach by Kerns of the terms and conditions of the relevant acquisition agreement. GS CleanTech Corporation incurred a loss in December 31, 2003 on its write-off of $1,890,000 of idle equipment connected to this transaction. 1,350,000 shares of restricted common stock related to the Vulcan acquisition remain outstanding which shares GS CleanTech Corporation is seeking to have cancelled.

On February 28, 2007, the Company entered into a settlement of the Kerns Matter. The total settlement of $1,500,000 is payable in two installments; $500,000 on March 31, 2007 and $1,000,000 on June 30, 2007. As of December 31, 2006, the
Company has accrued $1,500,000 for the settlement of this matter. The first installment of $500,000 due was paid on March 31, 2007.

The Company assumed and is party to various material administrative compliance proceedings for which the Company has accrued $189,333 in potential expenses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

GS CleanTech's Common Stock trades on the OTC Bulletin Board under the symbol "GSCT." The following table sets forth, for the periods indicated, the range of high and low closing bid prices for GS CleanTech's Common Stock as reported by the National Association of Securities Dealers composite. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

---------------------------------------- -------------------------------------- --------------------------
Period                                                   High                                    Low
---------------------------------------- -------------------------------------- --------------------------
2005 First Quarter                                      0.09                                  0.09
2005 Second Quarter                                     0.06                                  0.05
2005 Third Quarter                                      0.04                                  0.04
2005 Fourth Quarter                                     0.03                                  0.02

2006 First Quarter                                      0.14                                  0.14
2006 Second Quarter                                     0.19                                  0.19
2006 Third Quarter                                      0.11                                  0.11
2006 Fourth Quarter                                     0.10                                  0.09


Title of Class                                      Approximate Number of Holders of Record as of April 13, 2007
Common Stock, 0.001 par value                                               14,839

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

SALE OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during the 4th quarter of 2006.

REPURCHASE OF EQUITY SECURITIES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2006.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Description of Business - Business Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents GS CleanTech Corporation files from time to time with the Securities and Exchange Commission (the "SEC"), including the Quarterly Reports on Form 10QSB to be filed by us in the fiscal year 2007.

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

Our efforts during 2006 were focused on implementing a go-to-market strategy for commercialization of our corn oil extraction technology. These activities included: (a) securing agreements for the sale of early adopter installations of our technology at targeted qualified clients; (b) the installation of our technology at these early adopter clients; (c) the roll-out of our current technology usage program where our clients can use our technology for no up-front cost; (d) the execution of term sheets and letters of intent with usage clients to validate our business model and to facilitate early-stage financing for our commercialization program; (e) the conversion of these letters of intent into executed agreements for deployments of our technology under our usage program; and (f) the installation of our technology at our clients' facilities under our usage program.

In total, our current executed contracts in our usage program will produce more than 25 million gallons of corn oil for conversion into biodiesel fuel as the relevant extraction systems are fully installed during 2007 and 2008. We are currently deploying several of these extraction systems and we expect to commission the first of these new systems in April 2007.

Our focus for much of 2007 will remain resolved on delivering our technologies to the ethanol production industry. A key aspect of our go-to-market strategy in the ethanol sector is to forge strategic partnerships to maximize market penetration and to quicken the rate of penetration. As we achieve budgeted milestones in our ethanol program we intend to shift our focus towards the extraction, beneficiation and refining of other co-products and waste products in other agriproducts based industries, the municipal waste processing industry and the power generation industry.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

REVENUES

Total revenues were $14.4 million for the year ended December 31, 2006, corresponding to an increase of $0.4 million, or 3.0%, over 2005 revenues of $14.0 million. The increase in revenues realized during 2006 was primarily due to the addition of operating activities of a company acquired during January of 2006 which accounted for $515,549 in revenues or 4% of total revenue in 2006. Total revenues in 2005 included a major soil transportation and disposal project with our Environmental Services division of $1.6 million. Net of this major project, and revenues from the acquisition during 2006, the company realized an increase in its in base business of $1.5 million. Increased revenues from the addition of operating activities and increase in base business are expected to continue in 2007. Revenues from the discontinued operations of $3.7 million and $6.3 million for 2006 and 2005 respectively have been removed from the above figures.

COST OF REVENUES

Cost of revenues for the year ended December 31, 2006 were $10.8 million, or 74.5% of revenue, as compared to $10.5 million, or 74.9% of revenue in 2005. The change in cost of revenues is primarily attributable to the major soil transportation and disposal project noted above. This project was done at margins considerably lower than our base business. Cost of revenue without this project was 73.0% in 2005. Cost of sales from the discontinued operations of $2.1 million and $5.3 million for 2006 and 2005 respectively have been removed from the above figures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the year ended December 31, 2006 were $7.0 million or 48.4% of revenue, as compared to $4.7 million, or 33.3% of revenue in 2005. Included in SG&A expenses in 2006 was 2,249,400 in stock based compensation. 2005 SG&A expenses included an impairment of Goodwill in the amount of $532,000. Net of the stock based compensation in 2006 and impairment of goodwill in 2005, selling, general and administrative expenses overall have increased by $0.6 million in 2006 and can be attributed to the acquisition in January 2006. We expect that the percentage of these costs will decrease as a percentage of revenue in future periods. Selling, general and administrative expenses from discontinued operations of $1.3 million and $1.7 million for 2006 and 2005 respectively have been removed from the above figures.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for continuing operations for the year ended December 31, 2006 were $198,998 or 1.4% of revenue, as compared to $175,027, or 1.3% of revenue in 2005. Depreciation and amortization expenses from discontinued operations of $4,337 and $244,630 in 2006 and 2005 respectively have been removed from the above figures.

INTEREST EXPENSE

Interest expenses for the year ended December 31, 2006 were $0.7 million, or 5.0% of revenue, as compared to $0.5 million, or 3.8% of revenue in 2005. Increase in interest is attributable to GS CleanTech's various financings completed during 2006. Interest expense from the discontinued operations of $137,936 in 2006 and $161,116 in 2005 have been removed from the above figures.

LOSS ON IMPAIRMENT OF INTANGIBLE ASSETS

During 2006 the Company did not realize any impairments to intangible assets. During 2005, GS CleanTech Corporation's discontinued operations identified a number of long lived assets that have been impaired by the closure of the recycling facility in Paterson, New Jersey. Based on the closure of this facility, an impairment charge to the value of the patents of $1.7 million along with an additional $0.1 million for permits related to the facility were realized. The 2005 charge represents a complete write down of the patent values and has been included in discontinued operations in 2005.

LOSS ON IMPAIRMENT OF ASSETS - EQUIPMENT

During 2006 the Company did not realize any impairments to equipment. During 2005, GS CleanTech Corporation's discontinued operations identified long lived assets that have been impaired by the closure of the recycling facility in Paterson, New Jersey. Due to the closure of the recycling facility in Paterson, New Jersey a charge of $1.1 million was recorded in 2005. This represents a write down of all equipment associated with the recycling facility to zero and has been included in discontinued operations in 2005.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

LOSS ON IMPAIRMENT OF ASSETS - GOODWILL

During 2006 the Company did not realize an impairment to Goodwill. During 2005, GS CleanTech Corporation realized an impairment to goodwill in the amount of $0.5 million. This impairment is due to the closure of the recycling facility in Paterson, New Jersey.

NET LOSS

Our total net loss from continuing operations the year ended December 31, 2006 was $10.2 million or (70.9)% of revenue, as compared to a loss of $1.8 million, or (12.9)% of revenue in 2005. Included in the 2006 net loss was a settlement in the amount of $1,500,000 (see Item 3 - Legal Proceedings), a loss of $4,267,826 in amortization of debt discounts, a loss of $436,667 for the write down of an investment, $2,417,918 of warrants issued associated with financing with Cornell Capital, LP and $1,520,000 of related party option issuances. The majority of the loss in 2005 was attributable to a write off of $0.5 million of goodwill associated with the environmental services operations. The income of $0.4 million and loss of $3.5 million incurred in 2006 and 2005 respectively from discontinued operations have been removed from the above figures.

LIQUIDITY AND CAPITAL RESOURCES

GS CleanTech's operating activities used $1,969,302 of cash in 2006 as compared to a $484,925 use of cash in 2005. GS CleanTech's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt and capital leases and planned capital expenditures. GS CleanTech's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. At December 31, 2006 GS CleanTech Corporation had cash of $450,627. This cash represents a decrease of $0.1 million from the cash available as of December 31, 2005.

CASH FLOWS FOR 2006

Operating activities in 2006 used approximately $1,969,302 in cash flows. Non-cash expenses recorded for the year ended December 31, 2006 totaled
($7,286,087) and consisted of $312,748 in depreciation and amortization, ($773,607) gain in derivative liabilities, $5,041,433 amortization of debt discount, $30,380 in equipment disposal, $2,249,401 in stock based compensation, $436,667 write down of an investment, and about ($10,935) in bad debt recovery.

Accounts receivable at December 31, 2006, net of allowance for doubtful accounts, totaled $2.2 million, as compared to December 31, 2005 balance of $2.2 million. Net accounts receivable from the discontinued operations of $0.4 million and $0.1 million in 2006 and 2005 respectively have been removed from the previous figures. Accounts payable at December 31, 2006 totaled $2.5 million, a decrease of $0.6 million from the December 31, 2005 balance of $1.9 million. Accounts payables from discontinued operations of $0.5 million and $0.8 million in 2006 and 2005 respectively have been removed from the above figures. Accrued expenses at December 31, 2006 totaled $3.1 million, an increase of $1.2 million over the December 31, 2005 balance of $1.6 million. Included in the accrued expenses in 2006 is the $1,500,000 settlement (see Item 3, Legal Proceedings). Net of this legal settlement accrual, accrued expenses decreased by $0.3 million in 2006. Accrued expenses from the discontinued operations of $0.2 million and $0.4 million in 2006 and 2005 respectively have been removed from the above figures.

For the year ended December 31, 2006, we obtained net cash from financing of $4.4 million verses $1.0 million for 2005. This financing with Cornell Capital may only be used by GS CleanTech to support the deployment by GS CleanTech's wholly owned subsidiary, GS Industrial Design Corporation ("GIDC"), of its various technologies, specifically including GIDC's Corn Oil Extraction and CO2 BioReactor technologies (see Note 10, Convertible Debentures).

GS CleanTech Corporation had a negative working capital position of ($13,579,000) million as of December 31, 2006 as compared to a negative working capital position of ($8,552,314) million as of December 31, 2005. The current liabilities that contribute to the negative position in 2006 include $6,542,000 in derivative liabilities, $3,094,000 current liabilities of discontinued operations, $1,500,000 legal accrual (see Item 3 Legal Proceedings) and a $1,528,000 loan due to GreenShift Corporation, the Company's parent. In 2005, current liabilities that contribute to the negative working capital position include $668,800 in derivative liabilities, and $4,255,000 current liabilities of discontinued operations.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

CASH FLOWS FOR 2006

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 31, 2006. Information regarding these obligations is more fully disclosed in the Notes to the Consolidated Financial Statements.

                                                 Years Ended December 31, 2006
                                         2007         2008         2009          2010           2011      Total
                                      -------------------------------------------------------------------------------
Long and short term debt and capital
   lease obligations ...............   $4,402,325   $2,012,181   $4,489,099   $   59,643   $   5,060    $10,968,308
Operating leases ...................       65,100       18,900        7,875         --          --           91,875
                                       ----------   ----------   ----------   ----------   ---------     ----------
Total contractual cash obligations .   $4,467,425   $2,031,081   $4,496,974   $   59,643   $   5,060     $11,060,183

GOING CONCERN

GS CleanTech Corporation incurred a net loss of approximately $9.9 million during the year ended December 31, 2006. Also as of December 31, 2006, GS CleanTech Corporation had current liabilities exceeding its current assets by $15.1 million. These matters caused the Company's auditors to add an explanatory paragraph in their auditors report which raises substantial doubt about GS CleanTech's ability to continue as a going concern.

Management's plans include raising additional proceeds from debt and equity transactions to fund operations and to increase revenue and cut expenses to reduce the loss from operations. There can be no assurances that GS CleanTech Corporation will be successful in this regard or will be able to eliminate both its working capital deficit and its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

STOCKHOLDER MATTERS

Stockholders' equity was ($8.8) million at December 31, 2006 as compared to ($6.7) million at December 31, 2005.

OFF BALANCE SHEET ARRANGEMENTS

The Company is party to several equipment rental license agreements which contain various performance guarantees and purchase agreements. The Company has warrantied the expense for any deficiencies within the first year.

The company has been retained to provide process engineering and consulting services. In addition to the contract price, the Company is contingently responsible to pay 10 million shares of GS CleanTech Common Stock as penalty if construction does not commence on or before September 30, 2007.

The Company, as well as the Company's parent (Greenshift) and subsidiaries are guarantors on GS Agrifuels' $18 million debt and signed a security agreement to provide substantially all assets as collateral.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities , and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 156, Accounting for Servicing of Financial Asset. SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

On September  13,  2006,  the SEC released  Staff  Accounting  Bulletin No. 108,
"Considering the Effects of Prior Period Misstatements When Quantifying Misstatements in Current Year Financial Statements.", which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The standard is effective for the first annual financial statements for fiscal years beginning after November 15, 2006. The Company is currently considering the effect of implementing the requirements of this standard.

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event ." This FASB Staff Position (FSP) addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), Share-Based Payment.

On October 10, 2006, the FASB issued FASB Staff Position FSP FAS 123R-5, "Amendment of FASB Staff Position FAS 123R-1. " This FASB Staff Position (FSP) addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1 , "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) ."

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-6, "Technical Corrections of FASB Statement No. 123(R). " This FASB Staff Position
(FSP) addresses certain technical corrections of FASB Statement No. 123 (revised
2004), Share-Based Payment.

The Company's adoption of SFAS 123(R) and the implementation of these new standards did not have a material impact on the Company's financial position, results of operations and cash flows.

ITEM 7.          FINANCIAL STATEMENTS


                                                                                                     Page No
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (2006)............................................18

Consolidated Balance Sheets ..............................................................................20

Consolidated Statements of Operations ....................................................................21

Consolidated Statements of Stockholders' Equity........................................................22-23

Consolidated Statements of Cash Flows.....................................................................24

Notes to Consolidated Financial Statements ............................................................25-50


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of GS CleanTech Corporation and Subsidiaries

We have audited the accompanying balance sheets of GS CleanTech Corporation and Subsidiaries as of December 31, 2006, and the related statements of income, stockholders' equity and cash flows of the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GS CleanTech Corporation and Subsidiaries as of December 31, 2006, and the results of its consolidated operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that GS CleanTech Corporation and Subsidiaries will continue as a going concern. As discussed in Note 2 to the financial statements, GS CleanTech Corporation and Subsidiaries has suffered recurring losses from operations and has working capital deficiency of $13,596,000 and an accumulated deficit of $60,564,000 as of December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Rosenberg Rich Baker Berman & Company
--------------------------------------------
    Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 12, 2007

ITEM 7.  FINANCIAL STATEMENTS (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                    DECEMBER 31, 2006

ASSETS:
Current assets:
   Cash ......................................................................   $    450,627
   Accounts receivable, net of allowance of doubtful accounts ................      2,170,350
   Loans due from affiliate ..................................................        457,547
   Inventory .................................................................        611,866
   Project development costs .................................................        270,473
   Prepaid expenses and other current assets .................................         83,986
   Assets of discontinued operations, current ................................        961,249
                                                                                 ------------
       Total current assets ..................................................      5,006,098
                                                                                 ------------


Other Assets:
   Property and equipment, net ...............................................      1,297,447
   Deposits ..................................................................        104,297
   Construction in progress ..................................................      1,550,411
   Intangible assets, net ....................................................        225,114
   Investments in unconsolidated subsidiaries, at cost .......................      1,500,295
   Deferred financing costs, net .............................................        341,250
   Goodwill, net .............................................................      4,010,303
   Assets of discontinued operations, net of current .........................        344,632
                                                                                 ------------
       Total other assets ....................................................      9,373.749
                                                                                 ------------

TOTAL ASSETS .................................................................   $ 14,379,847
                                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Short term borrowings - related party .....................................   $  1,274,226
   Short term borrowings - other .............................................         10,514
   Accounts payable - related party ..........................................        686,344
   Accounts payable ..........................................................      1,860,101
   Billings in excess of earnings ............................................         62,973
   Accrued interest payable - related party ..................................        125,189
   Accrued expenses ..........................................................      2,960,690
   Current maturities of long-term debt ......................................        160,032
   Liability for derivative instruments ......................................      6,542,042
   Current portion of convertible debentures, net of discount ................      3,078,756
   Current portion of convertible debentures - parent ........................        280,196
   Discontinuance of operations, current .....................................      3,093,996
                                                                                 ------------
       Total current liabilities .............................................     20,135,059
                                                                                 ------------

   Long-term debt, net of current maturities .................................        265,983
   Convertible debentures, net of current portion and discount ...............      1,100,000
   Discontinuance of operations, net of current ..............................        893,624
                                                                                 ------------
       Total long term liabilities ...........................................      2,259,607
                                                                                 ------------

       Total liabilities: ....................................................     22,394,666
                                                                                 ------------

Minority interest in consolidated subsidiary .................................        775,000
                                                                                 ------------

Commitments and contingencies ................................................           --

Stockholders' equity:
   Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
     Series A: 1,254,244 shares issued and outstanding .......................          1,254
     Series B: 438,750 shares issued and outstanding .........................            439
     Series C:  -- shares issued and  -- shares outstanding ..................           --
     Series D: 1,000,000 shares issued and outstanding .......................          1,000
   Common stock, $0.001 par value, 250,000,000 authorized;
   248,786,519 shares issued and outstanding .................................        248,787
   Additional paid-in capital ................................................     52,204,294
   Accumulated deficit .......................................................    (60,564,000)
   Preferred dividends .......................................................       (681,593)
                                                                                 ------------
       Total stockholders' equity (deficit) ..................................     (8,789,819)
                                                                                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................   $ 14,379,847
                                                                                 ============

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                                                                        12/31/06        12/31/05
                                                                     ------------------------------
Revenues .........................................................   $  14,435,387    $  14,021,056
Cost of revenues .................................................      10,751,215       10,507,524
                                                                     -------------    -------------
     Gross profit ................................................       3,684,172        3,513,532
                                                                     -------------    -------------

Operating expenses:

   Selling expenses ..............................................       1,157,782        1,015,135
   Research and development ......................................         231,785             --
   Stock based compensation ......................................       2,249,401             --
   General and administrative expenses ...........................       3,343,717        3,125,616
   Impairment of goodwill ........................................            --            532,088
                                                                     -------------    -------------
Total operating expenses .........................................       6,982,685        4,672,839
                                                                     -------------    -------------

Operating loss ...................................................      (3,298,513)      (1,159,307)
                                                                     -------------    -------------

Other income (expense):
   Miscellaneous income (expense) ................................           3,127           22,202
   Change in fair value of derivative instruments ................         773,607           66,200
   Amortization of debt discount .................................      (5,041,433)        (224,420)
   Gain on extinguishment of debt ................................            --              7,247
   Gain (loss) on equipment disposal .............................         (30,380)          38,530
   Interest expense ..............................................        (453,273)        (519,875)
   Interest  expense - due  to parent ............................        (139,124)         (17,697)
   Amortization of deferred finance costs ........................        (113,750)            --
   Write down on investment ......................................        (436,667)            --
   Loss on legal settlement ......................................      (1,500,000)            --
                                                                     -------------    -------------
     Total other expense, net ....................................      (6,937,893)        (627,813)
                                                                     -------------    -------------

Loss before provision for income taxes ...........................     (10,236,406)      (1,787,120)
Provision for (benefit from) income taxes ........................          (8,510)          19,166
                                                                     -------------    -------------

Net loss from continuing operations ..............................     (10,227,896)      (1,806,286)
                                                                     -------------    -------------

Discontinued operations:

   Income (loss) from discontinued operations ....................         359,282       (3,555,606)

   Gain on disposal of discontinued operations ...................            --             54,651
                                                                     -------------    -------------

             Total discontinued operations .......................         359,282       (3,500,955)
                                                                     -------------    -------------

Net loss .........................................................      (9,868,614)      (5,307,241)

Preferred dividends ..............................................        (681,593)      (3,647,083)
                                                                     -------------    -------------

Net loss applicable to common shareholders .......................   $ (10,550,207)   $  (8,954,324)
                                                                     =============    =============

Loss per common share, basic and diluted - continuing operations .           (0.05)           (0.04)

Loss per common share, basic and diluted - discontinued operations           (0.00)           (0.08)

Loss per common share, basic and diluted - preferred dividends ...           (0.00)           (0.07)
                                                                     -------------    -------------

Net loss per common share, basic and diluted .....................           (0.05)           (0.19)
                                                                     =============    =============

Weighted average shares of common stock
  outstanding, basic and diluted .................................     223,101,379       46,364,515
                                                                     =============    =============

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.



                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



                            Series A        Series B         Series C         Series D       Common Stock
                           Preferred     Preferred Stock  Preferred Stock    Preferred
                             Stock                                             Stock
                          ------- ------- --------- ------ -------- ------- ------- -------   ---------     --------
                         Shares  Amount   Shares   Amount  Shares   Amount  Shares  Amount     Shares        Amount
------------------------ ------- ------- --------- ------  -------- ------- ------- -------   ---------     --------
Balance at 1/1/05       1,881,366 $1,881  1,761,218 $1,761 750,000   $750       --       --     33,849,132   $33,849
Settlement of debt           --      --      --       --      --      --        --       --        855,602       856
and payables
Antidilution and             --      --      --       --      --      --        --       --      8,381,122     8,381
price protection
Shares issued for            --      --      --       --      --      --        --       --      1,175,928     1,176
cash - related party
Settlement of debt -
payables - related           --      --      --       --      --      --        --       --     11,181,607    11,182
party
Antidilution  price
protection - related         --      --      --       --      --      --        --       --      2,200,000     2,200
party
Exchange for services        --      --      --       --      --      --        --       --      5,537,295     5,537
Adjustment for               --      --      --       --      --      --        --       --           --       --
business combination
Exchange for services        --      --      --       --      --      --        --       --     10,316,578    10,317
- related party
Cancellation or
redemption - related         --      --      --       --      --      --        --       --    (5,219,486)   (5,220)
party
Conversion of
Preferred Stock into         --      --    (115,000 (115)     --      --        --       --      8,500,000     8,500
Common Stock
Amortization of              --      --      --       --      --      --        --       --           --        --
beneficial conversion
Value of beneficial
conversion feature on        --      --      --       --      --      --        --       --           --        --
convertible debt
Net Loss                     --      --      --       --      --      --        --       --           --        --
                         -------  ------- --------- ------ -------- ------- -------   -------      --------- --------
Balance at 12/31/05     1,881,366 $1,881  1,646,218 $1,646 750,000   $750        --      --      76,777,778   $76,778
                         =======  ======= ========= ====== ======== ======= =======   =======     ========= ========

Settlement of debt           --      --      --       --      --      --        --       --        706,942       707
and payables
Gain on sales of
marketable securities        --      --      --       --      --      --        --       --            --       --
- related party
Shares issued for
conversion of                --      --      --       --      --      --        --       --    139,644,745   139,645
debentures
Settlement of debt -
payables - related           --      --      --       --      --      --        --       --           --       --
party
Anti dilution price
protection - related         --      --      --       --      --      --        --       --     18,640,000    18,640
party
Exchange for services        --      --      --       --      --      --        --       --      5,754,720     5,755
Exchange for services        --      --      --       --      --      --        --       --           --       --
- related party
Adjustment for               --      --      --       --      --      --        --       --           --       --
business combination
Conversion of                --      --      --       --      --      --        --       --      1,666,667    1,667
minority interest
Cancellation or              --      --      --       --      --      --        --       --          --        --
redemption
Cancellation or
redemption - related         --      --      --       --      --      --        --       --    (6,744,958)   (6,745)
party
Issuance of warrants         --      --      --       --      --      --        --       --          --        --
and options
Conversion of Series
A and B Preferred       (627,122) (627)   (1,207,468) (1,207) --      --      --       --      75,973,947    75,974
Stock to Common
Conversion of Series
C and Common to              --      --      --       --    (750,000) (750)   1,000,000 1,000  (63,633,322) (63,633)
Series D
Gain on sale of
marketable securities        --      --      --       --      --      --      --       --            --       --
- related party
Cancellation of              --      --      --       --      --      --      --       --            --       --
 Treasury Stock
Feature on
convertible preferred        --      --      --       --      --      --      --       --            --       --
stock
Net loss                     --      --      --       --      --      --      --       --            --       --
                       --------- ------- --------- ------ -------- ------- -------   -------   ----------  --------
Balance at 12/31/06    1,254,244 $1,254  438,750   $439     --      $ --   1,000,00 $1,000     248,786,519 $248,787
                       ========= ======= ========= ====== ======== ======= =======  =======    ==========  ========


            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                              Common Stock        Additional     Accumulated   Treasury Stock   Total Equity
                               Subscribed       Paid-in Capital    Deficit
                          ---------- ---------- ---------------- ------------ -------- -------- --------------
                           Shares     Amount                                  Shares   Amount
------------------------- ---------- ---------- ---------------- ------------ -------- -------- --------------
Balance at 1/1/05       (2,078,533) ($175,000)   $39,827,198 ($41,601,604)    161,266  ($63,754)($1,974,920)
Settlement of debt         --         --          (88,739)          --         --       --       (87,883)
and payables
Antidilution and           --         --         (130,496)          --         --       --       (122,115)
price protection
Shares issued for       2,078,533   175,000        73,824           --         --       --        250,000
cash - related party
Settlement of debt -
payables - related         --         --          212,450           --         --       --        223,632
party
Antidilution  price
protection - related       --         --          (2,200)           --         --       --          --
party
Exchange for services      --         --          195,463           --         --       --        201,000
Adjustment for             --         --          436,667           --         --       --        436,667
business combination
Exchange for services      --         --          208,778           --         --       --        219,095
- related party
Cancellation or
redemption - related       --         --         (372,439)          --         --       --       (377,659)
party
Conversion of
Preferred Stock into       --         --          (8,385)           --         --       --          --
Common Stock
Amortization of            --         --           20,165           --         --       --        20,165
beneficial conversion
Value of beneficial
conversion feature on      --         --         3,647,083      (3,647,083)    --       --          --
convertible debt
Net Loss                   --         --             --         (5,446,699)    --       --     ($5,446,699)
                       ---------- ----------  -------------   ------------ -------- --------   ------------
Balance at 12/31/05        --         --        $44,019,368   ($50,695,386) 161,266  ($63,754) ($6,658,717)
                       ========== ==========  ==============  ============  ======== ========  ============

Settlement of debt         --         --           21,112           --         --       --        21,819
and payables
Gain on sales of
marketable securities      --         --          105,664           --         --       --        105,664
- related party
Shares issued for
conversion of              --         --         1,419,733          --         --       --       1,559,378
debentures
Settlement of debt -
payables - related         --         --         (166,667)          --         --       --       (166,667)
party
Anti dilution price
protection - related       --         --             --             --         --       --        18,640
party
Exchange for services      --         --          276,396           --         --       --        282,151
Exchange for services      --         --          428,610           --         --       --        428,610
- related party
Adjustment for             --         --         1,500,000          --         --       --       1,500,000
business combination
Conversion of              --         --           48,333           --         --       --        50,000
minority interest
Cancellation or            --         --             --             --         --       --          --
redemption
Cancellation or
redemption - related       --         --           6,746            --         --       --          --
party
Issuance of warrants       --         --         3,937,917          --         --       --       3,937,917
and options
Conversion of Series
A and B Preferred          --         --          (74,140)          --         --       --          --
Stock to Common
Conversion of Series
C and Common to            --         --           63,383           --         --       --          --
Series D
Gain on sale of
marketable securities      --         --             --             --         --       --          --
- related party
Cancellation of            --         --          (63,754)          --       (161,266)63,754        --
 Treasury Stock
Feature on
convertible preferred      --         --          681,593        (681,593)     --       --          --
stock
Net loss                   --         --             --         (9,868,614)    --       --      (9,868,614)
                        ---------- ---------- --------------   ------------ -------- -------- --------------
Balance at 12/31/06        --         --        $52,204,294   ($61,245,593)    --       --      ($8,789,819)
                        ========== ========== ==============   ============ ======== ======== ==============



            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.


                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                                                                     12/31/06        12/31/05
                                                                  -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .......................................................   $(9,868,614)   $(5,307,242)
Adjustments to reconcile net loss to net cash
  used in operating activities:

   Depreciation and amortization ...............................       198,998        175,027
   Amortization of deferred financing costs ....................       113,750           --
   Impairment of goodwill ......................................          --          532,088
   Change in allowance for doubtful accounts ...................       (10,935)        83,270
   Write down of investment ....................................       436,667           --
   Amortization of debt discount ...............................     5,041,433        171,620
   Change in fair value of derivatives .........................      (773,607)       137,716
   Stock based compensation ....................................     2,249,401        234,095
   Change in net assets of discontinued operations .............      (924,086)     2,772,648
   Gain (loss) on equipment disposal ...........................        30,380        (30,484)
   Stock issuance for settlement of debt .......................      (144,848)       110,616

Changes in assets and liabilities, net of acquisitions
     Accounts receivable, net ..................................        16,967         84,923
     Prepaid expenses ..........................................       123,473          9,774
     Deposits ..................................................           202        (88,799)
     Permits, net ..............................................          --          (16,500)
     Inventory .................................................      (611,866)          --
     Billings and costs in excess of earnings ..................        62,973           --
     Accounts payable - due to related party ...................       686,344           --
     Accounts payable ..........................................       (63,730)      (162,483)
     Accrued expenses ..........................................     1,467,796        808,806
                                                                   -----------    -----------
       Net cash used in operating activities ...................    (1,969,302)      (484,925)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Additions due to acquisition ................................          --         (372,243)
   Construction in progress ....................................    (1,550,411)          --
   Project development costs ...................................      (270,473)          --
   Patent, net .................................................       (46,797)          --
   Additions to and acquisition of property, plant and equipment       (92,923)       (22,752)
                                                                   -----------    -----------
       Net used in investing activities ........................    (1,960,604)      (394,995)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (decrease) in restricted cash ......................        29,253        (29,253)
   Short term borrowings - due to parent .......................       548,530        618,728
   Loan due to related party ...................................        (9,504)          --
   Loan due from related party .................................      (457,546)          --
   Repayment of short-term borrowings - other ..................       (11,897)      (225,292)
   Proceeds from collection of stock subscription ..............          --             --
   Issuance of long term debt ..................................       (71,417)      (324,056)
   Issuance of (repayment of) long-term debt ...................       (36,954)       195,963
   Repayment of term financing .................................      (100,000)      (100,000)
   Issuance of convertible debentures ..........................     4,400,000       (128,000)
   Repayment of convertible debentures .........................      (244,060)       209,631
   Common Stock subscription receivable ........................          --         (175,000)
Proceeds from stock issuance ...................................          --           75,000
                                                                   -----------    -----------
       Net cash provided by financing activities ...............     4,046,405        117,720
                                                                   -----------    -----------

Increase (decrease) in cash ....................................       116,499       (762,199)

Cash at beginning of year ......................................       334,128      1,096,327
                                                                   -----------    -----------

Cash at end of year ............................................   $   450,627    $   334,128
                                                                   ===========    ===========



              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.


                   GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company was formed in 1984 as KBF Pollution Management, Inc. ("KPMI") and was merged with its wholly owned subsidiary, Veridium Environmental Corporation in 2003. Veridium Environmental Corporation changed its name to GS CleanTech Corporation in July 2006.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include all accounts of the Company and its subsidiaries. These subsidiaries include, GS Industrial Design, GS CleanTech Ventures, Enviro-Safe Corporation, Enviro-Safe Corporation (NE) (f/k/a Jones Environmental Services (NE)), and the discontinued operations of American Metal Recovery Corporation, Metal Recovery Transportation Corporation, and Enviro-Sciences of Delaware. All significant inter-company accounts and transactions have been eliminated in consolidation (see notes 4 and 6)

2     GOING CONCERN

The Company incurred a loss from continuing operations of approximately $10.2 million during the year ended December 31, 2006, which excludes income from discontinued operations of $0.4 million. Also as of December 31, 2006, the Company had current liabilities exceeding its current assets by $15.1 million which includes $6.5 million in derivative liabilities. These matters caused the Company's auditors to add an explanatory paragraph in their auditors report which raises substantial doubt about the Company's ability to continue as a going concern.

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

3     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References to the "FASB", "SFAS","SAB", and "EITF" herein refer to the "Financial Accounting Standards Board," "Statements of Financial Accounting Standards," "SEC Staff Accounting Bulletin," and "Emerging Issues Task Force" respectively.

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

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

INVENTORIES

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. Inventories consist of raw materials used in our process engineering segment.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged in 2006 and 2005 were $231,785 and $0 respectively.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects GS CleanTech's best estimate of the amounts that may not be collected. This estimate is based on reviews of all balances in excess of 90 days from the invoice date. Based on this assessment of current credit worthiness, GS CleanTech Corporation estimates the portion, if any, of the balance that will not be collected. Management also considers the need for additional general reserves and reviews its valuation allowance on a quarterly basis.

Accounts receivable at December 31, 2006 are as follows:

Accounts receivable                                    2,329,602
Less: allowance for doubtful accounts                   (159,252)
                                                   --------------
Accounts receivable, net                           $    2,170,350
                                                   ==============

COST METHOD OF ACCOUNTING FOR UNCONSOLIDATED SUBSIDIARIES

The Company's subsidiary GS CleanTech Ventures accounts for its 10% investment in Ovation Products Corp. (Ovation) and its 3% investment in General Hydrogen Corp. (General Hydrogen) under the cost method. Application of this method requires the Company to periodically review this investment in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company's management. These judgments include assessments of the likelihood of Ovation and General Hydrogen to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in Ovation's and General Hydrogen's respective industry as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

write down all or part of the investment.

CASH AND EQUIVALENTS

The Company considers cash and equivalents to be cash and short-term investments with original maturities of three months or less from the date of acquisition.

The Company maintains cash balances with financial institutions that at times may exceed the limits insured by the Federal Deposit Insurance Corporation. Cash balances in excess of these limits at December 31, 2006 amounted to $429,693.

NET LOSS PER COMMON SHARE

The Company computes its net income or loss per common share under the provisions of SFAS No. 128, "Earnings per Share", whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares if the effect is anti-dilutive. For the years ended December 31, 2006 and 2005, common stock equivalent shares arising from the assumed exercise of options, warrants and debt conversions of convertible debt instruments were excluded from the computation of diluted net loss per share. Potential future dilutive securities include 50,000,000 shares issuable under outstanding warrants, 48,810,000 in outstanding options, and 222,133,166 shares issuable for the conversion of convertible debentures.

PROPERTY AND EQUIPMENT

Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the lease or their useful lives. The Company uses the straight line method for amortization and depreciation and depreciates its vehicles over a five year period, lease hold improvements over a 15-20 year period, and intangible assets over a 15-20 year period. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal, and repair and maintenance expenditures are expensed as incurred. Property, plant and equipment are stated at cost and include amounts capitalized under capital lease obligations. Expenditures for major renewals and improvements which extend the life or usefulness of the asset, are capitalized.

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for its goodwill and intangible assets pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, intangibles with definite lives are amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology.

An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs which may include direct costs paid to or warrants issued to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants, fair value of the derivative conversion feature, or the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These costs and discounts are generally amortized over the life of the related debt. Amortization expense related to these costs and discounts were $5,041,433 and $224,420 for the years ended December 31, 2006 and 2005, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

Certain of the Company's debt and equity instruments include embedded derivatives that require bifurcation from the host contract under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under the provisions of this statement, the Company records the related derivative liabilities at fair value and records the accounting gain or loss resulting from the change in fair values at the end of

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

each reporting period. Change in the derivatives instruments resulted in income of $773,608 and $66,200 for the years ended December 31, 2006 and 2005, respectively.

ENVIRONMENTAL LIABILITIES

Environmental liabilities include accruals for the estimates of GS CleanTech's obligations associated with remedial environmental matters at GS CleanTech's facilities and pending administrative matters assumed in GS CleanTech's various acquisitions. Accruals are adjusted if and as further information relative to the underlying obligations develop or circumstances change. As of December 31, 2006, the Company had no environmental liabilities.

INCOME  TAXES

Income taxes are accounted for under the asset and liability method, whereby deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. Deferred income tax assets, which relate primarily to net operating loss carry-forwards and differences in the bases of property, equipment and intangible assets, have been offset by a valuation allowance for the same amount for all financial statement periods presented.

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

STOCK BASED COMPENSATION

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock is measured on the date of stock issuance or the date an option/warrant is granted. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-KSB have not been restated to reflect the fair value method of expensing share-based compensation.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Assets and Extinguishments of Liabilities and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In March 2006, the FASB issued SAFS No. 156 "Accounting for Servicing of Financial Asset". SFAS No. 156 amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

On September  13,  2006,  the SEC released  Staff  Accounting  Bulletin No. 108,
"Considering the Effects of Prior Period Misstatements When Quantifying Misstatements in Current Year Financial Statements.", which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The standard is effective for the first annual financial statements for fiscal years beginning after November 15, 2006. The Company is currently considering the effect of implementing the requirements of this standard.

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event ." This FASB Staff Position (FSP) addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), Share-Based Payment

On October 10, 2006, the FASB issued FASB Staff Position FSP FAS 123R-5, "Amendment of FASB Staff Position FAS 123R-1. " This FASB Staff Position (FSP) addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) ."

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-6, "Technical Corrections of FASB Statement No. 123(R). " This FASB Staff Position
(FSP) addresses certain technical corrections of FASB Statement No. 123 (revised
2004), Share-Based Payment.

The Company's adoption of SFAS 123(R) and the implementation of these new standards did not have a material impact on the Company's financial position, results of operations and cash flows.

4    DISCONTINUED OPERATIONS

As of December 31, 2006, the Company's Board of Directors adopted a plan for the sale of the Company's environmental consulting business located in Mount Arlington, New Jersey operated by EnviroSciences (of Delaware), Inc. The assets and liabilities of this operation are presented as discontinued operations in the accompanying financial statements.

On October 24, 2005, the Company's Board of Directors adopted a plan to close the Paterson, New Jersey recycling facility operated by American Metal Recovery Corporation ("AMRC"). The plan included the

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4     DISCONTINUED OPERATIONS (continued)

discontinuation of the operations of Metal Recovery Transportation Corporation ("MRTC") during 2005, as well. The decision to terminate operations at the Paterson facility was made due to overall economic factors, in particular the decreasing volume of inorganic, metal bearing wastes suitable for recycling. AMRC has ceased accepting waste and has removed all hazardous waste from the facility. AMRC has disposed of all of the equipment and cleaned the facility as required by regulation and surrendered the premises on December 31, 2005. The results of the recycling business are recorded as discontinued operations.

The components of discontinued operations are as follows:
                                                                             2006          2005
                                                                             ----          ----
Net revenues ........................................................   $ 3,678,232    $ 6,313,885
Cost of revenues ....................................................     2,135,293      5,264,112
                                                                        -----------    -----------
           Gross profit .............................................     1,542,939      1,049,773

Selling, general and administrative expense .........................     1,265,986      1,734,595
                                                                        -----------    -----------
           Income (loss) from operations ............................       276,953       (684,822)
                                                                        -----------    -----------

Impairment of assets ................................................          --       (2,872,140)
Interest expense ....................................................      (137,936)      (161,116)
Other income and expenses, net ......................................       248,334        163,973
                                                                        -----------    -----------
           Total other income and expense ...........................       110,398     (2,869,283)
                                                                        -----------    -----------

           Income (loss) before provision for income taxes ..........       387,351     (3,554,105)


Total provision for tax .............................................        28,069          1,501
                                                                        -----------    -----------
           Net income (loss) from discontinued operations ...........       359,282     (3,555,606)

           Gain (loss) on disposal of discontinued operations........          --           54,651
                                                                        -----------    -----------
           Total income (loss) - discontinued operations ............   $   359,282    $(3,500,955)
                                                                        ===========    ===========

The results presented above for 2006 and 2005 include the operating activity for the discontinued operations for the 12 month period. Assets and liabilities of the discontinued businesses were reported as net assets and net liabilities (current and net of current) of discontinued operations at December 31, 2006. The net fixed assets and the net intangible assets totaling $2,958,876 were written down to zero based upon the assets and intangibles site-specific to our Paterson, New Jersey facility.

Assets and liabilities of discontinued operations as of December 31, 2006 are as follows:

Current assets of discontinued operations:
     Cash ....................................................   $  109,177
     Accounts receivable, net ................................      446,446
     Other current assets ....................................      405,626
                                                                 ----------
          Total current assets of discontinued operations ....      961,249
                                                                 ----------

Non-current assets of discontinued operations

     Net fixed assets ........................................       56,882
     Other assets ............................................      287,751
                                                                 ----------
     Total non current assets of discontinued operations .....      344,633
                                                                 ----------
          Total assets of discontinued operations ............   $1,305,882
                                                                 ==========

Current liabilities of discontinued operations:
     Accounts payable ........................................   $1,001,562
     Line of credit ..........................................    1,196,972
     Accrued Expenses ........................................      449,895
     Other accrued and liabilities ...........................      445,567
                                                                 ----------
          Total current liabilities of discontinued operations   $3,093,996
                                                                 ----------

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4        DISCONTINUED OPERATIONS (continued)

Non-current liabilities of discontinued operations   $   893,624
                                                     -----------

Total liabilities of discontinued operations .....     3,987,620
                                                     -----------
Net assets of discontinued operations ............   $(2,681,738)
                                                     ===========

5        PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 are summarized as follows:

Land and building ...........   $   675,000
Furniture and fixtures ......        58,834
Machinery & Equipment .......        88,348
Vehicles ....................       826,319
Computer Equipment ..........        22,564
Leasehold  Improvements .....       145,697
                                -----------
                                  1,816,762
Less accumulated depreciation      (519,315)
                                -----------
Net fixed assets ............   $ 1,297,447
                                ===========

In May 2003, and in connection with its two acquisitions of Enviro-Safe Corporation and Enviro-Safe Corporation (NE), GS CleanTech Corporation assumed certain non-interest-bearing term financing. The outstanding principal balance was secured by a first mortgage interest in GS CleanTech's Lowell, MA property (see buildings above). As of December 31, 2006 the Company has paid this debt in full.

As of December 31, 2006, all property and equipment serves as collateral for debt (see Note 12 - Guaranty Agreement).

Depreciation charged to operations, which includes amortization of assets under capital lease, was $198,998 and $175,027 for the years ended December 31, 2006 and 2005, respectively. Depreciation expense from discontinued operations of $4,377 and $244,630 for the years ended December 31, 2006 and 2005, respectively have been excluded from these figures.

Discontinuance of operations at the Company's recycling facility resulted in the impairment of fixed assets located at this facility during the year 2005. Net assets of $1,187,333 (See Note 4) were written down to zero as of September 30, 2005.

6         ACQUISITIONS

The Company follows SFAS No. 141, "Business Combinations." Under this standard, business acquisitions are accounted for under the purchase method and goodwill represents the excess of the purchase price of a business acquisition over the fair market value of the net assets acquired at the date of acquisition. The statement also requires the recognition of acquired intangible assets apart from goodwill if it arises from contractual and other legal rights. If an intangible does not arise from contractual or other legal rights, it shall be recognized as an asset apart from goodwill only if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. In accordance with SFAS 141, the receiving entity for transfers of net assets and exchanges of shares between entities under common control should report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interests has occurred at the beginning of the period.

ACQUISITION OF GS INDUSTRIAL DESIGN, INC. AND TORNADO TRASH CORPORATION FROM GREENSHIFT CORPORATION

On January 22, 2006, the Company acquired 100% of the stock of GS Industrial Design, Inc. (GIDC") and Tornado Trash Corporation ("TTC") from GreenShift Corporation ("GreenShift"), our parent in return for 10% of the fully diluted stock in the Company.

GIDC is a development stage company that focuses on the engineering and marketing of green innovations and processes that enhance manufacturing efficiencies improve resource utilization and minimize waste. GIDC's mission is to deliver consumer orientated Natural SolutionsTM based on an array of green technologies and applied

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6     ACQUISITIONS (continued)

engineering expertise that reduce waste at the source and make it easier for people and businesses to recycle and reuse resources. GIDC plans to initially focus on the acquisition, development and marketing of benchmark green technologies and products that accomplish the following key goals:

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

ACQUISITION OF GS ENVIROSERVICES AND GS CLEANTECH VENTURES FROM GREENSHIFT CORPORATION

On July 1, 2006, the Company acquired from its majority shareholder, GreenShift Corporation, 100% of the outstanding capital stock of GS EnviroServices, Inc. (f/k/a GreenWorks Corporation) and 100% of the outstanding capital stock of GS CleanTech Ventures, Inc.

GS EnviroServices, Inc. owns an environmental engineering business called Enviro-Sciences (of Delaware), Inc. GS CleanTech Ventures holds equity stakes in General Hydrogen Corporation, General Ultrasonics Corporation, Ovation Products Corporation, and Aerogel Composite, Inc.

In exchange for the shares in GS EnviroServices and GS CleanTech Ventures, the Company assumed GreenShift's obligations under certain debentures in the principal amount of $1,900,000. The Company has also agreed to amend the Series D Preferred Stock now held by GreenShift to increase the portion of GS CleanTech's equity represented by the Series D shares from 70% to 80%.

NORTH COUNTRY ENVIRONMENTAL SERVICES, INC.

In May of 2005, the Company acquired all of the assets and certain liabilities of North Country Environmental Services located in Milford, Massachusetts. These operations were integrated with the Company's field services group located in Sandwich, Massachusetts. The Company recorded approximately $522,000 in goodwill including $50,000 for a customer listing relating to the engineering and training portion of business. This acquisition provided the Company with additional volume in the Field Service Area to maximize potential of existing structure, as well as to add Engineering and Training to the service offerings. Operations of this acquisition from the date of acquisition through December 31, 2005 have been included in the Company's consolidated statement of operations. The following table summarizes the fair value of assets acquired and liabilities assumed for the acquisition detailed above.

Cash paid to sellers

     Cash paid directly to lending facility on Line of Credit .....................   $358,750
     Cash paid directly to seller .................................................     50,000
                                                                                      --------
          Total cash payments to seller ...........................................    408,750
Fair value of debt issued to sellers, per agreement ...............................    128,000

Fair value of equity issued on date of acquisition (982,759 shares of common stock)     75,000
                                                                                      --------


     Total Purchase Price .........................................................    611,750
                                                                                      ========

Allocation of purchase price:
Fair value of assets acquired
     Current assets ...............................................................    233,853
     Property and equipment .......................................................    175,280
     Goodwill .....................................................................    521,629
                                                                                      --------
     Total assets acquired ........................................................   $930,762
                                                                                      --------

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORTH COUNTRY ENVIRONMENTAL SERVICES, INC. (continued)

Less: liabilities assumed
     Current liabilities ..........   $(242,880)
     Long term debt ...............     (76,132)
                                      ---------
          Total liabilities assumed   $(319,012)
                                      =========

7         GOODWILL AND INTANGIBLE ASSETS

The Company reviews its Goodwill annually at December 31 each year for possible impairment and more frequently if events or changes in circumstances indicate Goodwill might be impaired. The fair value of the Company's reporting units is analyzed using a discounted cash flow valuation approach. The discounted cash flow calculation is made utilizing various assumptions and estimates regarding future revenues and expenses, cash flow and discount rates. The assumptions used are sometimes significantly different than historical results due to the Company's current business initiatives. If the Company fails to achieve results in line with the assumptions used, intangible assets may be impaired. Possible impairment may exist if the fair value computed using the discounted cash flow valuation approach is lower than the carrying amount of the reporting unit (including goodwill). Further analysis would be required if possible impairment exists by comparing the implied fair value of the reporting unit, which is the excess of the fair value of the reporting unit over amounts assigned to the reporting units assets and liabilities, to the carrying amount of goodwill. If the carrying amount of the reporting unit goodwill is greater than the implied fair value, an impairment loss equal to the difference would be recorded and goodwill would be written down. As of December 31, 2006 the Company does not believe any impairment of Goodwill or other intangible assets has occurred.

On April 1, 2006, the Company acquired US Patent No. 6,667,771. This patent grants the intellectual property rights to manufacture bioreactors capable of the unique process of photosynthetic carbon sequestration. This technology has the ability to reduce our greenhouse gas emissions and to create an entirely new feedstock for cleaner and greener burning fuels. The bioreactor can substantially reduce the amount of greenhouse gases that are produced from ethanol, power generation, other industrial facilities while generating a significant new source of revenue.

Intangible assets at December 31, 2006 include the following:

Patent ...................   $  50,000
Permits ..................     216,500
Accumulated amortization .     (41,386)
                             ---------
   Patent and Permits, net   $ 225,114
                             =========

Amortization of intangible assets was $14,114 and $9,052 for the years ended December 31, 2006 and 2005 respectively. Estimated amortization expense for future years is as follows:

         2007   $ 20,893
         2008     20,893
         2009     20,893
         2010     20,893
         2011     17,811
Thereafter       123,731
                --------
Total           $225,114
                ========

8    SHORT TERM BORROWINGS

SHORT TERM BORROWINGS - AFFILIATES

During 2006, the Company borrowed $432,240 from GreenShift Corporation. Interest is accrued at a rate of 8%. As of December 31, 2006, the total loan balance due to GreenShift Corporation was $1,274,226 and is payable upon demand. GreenShift is a majority shareholder of the Company and is

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8    SHORT TERM BORROWINGS (continued)

controlled by Kevin Kreisler, Chairman and former Chief Executive Officer of the Company. In addition, during 2006, the Company borrowed $9,504 from an affiliate. The loan is non-interest bearing and is due upon demand.

SHORT TERM BORROWINGS - OTHER

The company is party to certain vendor composition plans that were established in 2003. Currently $10,514 is in default and due upon demand.

9     LONG TERM DEBT

VEHICLE LOANS

The Company has vehicle loans with varying interest rates from 0% to 11.45%. These loans have maturity dates that range from February 2007 to December 2012. As of December 31, 2006, vehicle notes totaled $426,015 with $160,032 currently due.

TERM FINANCING

In May 2003, and in connection with its two acquisitions of Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a Jones Environmental Services
(NE), the Company assumed certain non-interest-bearing term financing. The obligation was secured by a first mortgage interest in the Company's Lowell, MA property. As of December 31, 2006 this note has been paid in full.

The following is a summary of GS CleanTech's long term debt as of December 31, 2006:

Current maturities of long-term debt:
     Vehicle loans and other current obligations .....   $160,032
                                                         --------
     Total current maturities of long-term debt ......    160,032

Long-term debt:
     Vehicle loans and other current obligations .....    265,983
                                                         --------
     Total long-term debt, net of current maturities ..   265,983

        Total long term debt, current and non-current.   $426,015
                                                         ========

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its long term debt requirements of December 31, 2006 and the Company's ability to meet such obligations:

Year                                            Amount
2007                                        $   160,032
2008                                            112,181
2009                                             89,099
2010                                             59,643
2011 and thereafter                               5,060
                                            -----------
Total minimum payments due under
  current and long-term obligations         $   426,015
                                            ===========

10         CONVERTIBLE DEBENTURES

In the first quarter of 2006, five parties assumed the debt of $3,500,000 from another convertible debt holder of the company. In exchange for these debt assumptions the company issued convertible debentures totaling $3,500,000 to these parties. Below is the breakdown of these transactions for parties who assumed the debt, and were issued a new convertible debenture.

SERENTY CAPITAL

In February 2006 the company issued a $500,000 convertible debenture to Serenity Capital, LLC (Serenity) in exchange for Serenity's assumption of $500,000 in debt. The debenture is convertible at the lesser of $0.02 or 80% of the average closing market price of the Company's common stock prior to the date of conversion. A note discount of $500,000 and a derivative liability of $1,672,500 were recorded at the assumption date. During the year 2006 Serenity effected conversions totaling $288,477 into a total of 14,423,880 shares of the Company's common stock. During the year ended 2006 interest expense from accretion of the debt discount was $464,465 and the gain

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10      CONVERTIBLE DEBENTURES (continued)

on the fair market value of the derivative liability was $1,401,372. As of December 31, 2006, the principal amount due on the debenture was $211,523. Interest is accrued at a rate of 5% on the principal balance. As of December 31, 2006, $11,667 of interest is accrued on this debenture. Serenity is owned by a family member of the Company's chairman.

CYRUS CAPITAL

In February 2006 the company issued a $500,000 convertible debenture to Cyrus Capital, LLC (Cyrus) in exchange for Cyrus's assumption of $500,000 in debt. The debenture is convertible at the lesser of $0.02 or 80% of the average closing market price of the Company's Common stock prior to the date of conversion A note discount of $500,000 and a derivative liability of $1,672,000 were recorded at the assumption date. During the year 2006, Cyrus effected conversions totaling $400,000 into a total of 20,000,000 shares of the Company's common stock. As of December 31, 2006, principal amount due on the debenture was $100,000. Interest is accrued at a rate of 5% on the principal balance. As of December 31, 2006, $4,644 of interest is accrued on this debenture. Cyrus is owned by a family member of the Company's chairman.

SEAWAY VALLEY FUND

In February 2006 the company issued a $500,000 convertible debenture to Seaway Valley Fund, LLC (Seaway) in exchange for Seaway's assumption of $500,000 in debt. The debenture is convertible at the lesser of $0.02 or 80% of the average closing market price of the Company's Common stock prior to the date of conversion. A note discount of $500,000 and a derivative liability of $1,672,000 were recorded at the assumption date. During the year ended December 31, 2006, Seaway Valley effected conversions totaling $500,000 into a total of 25,000,000 shares of the Company's common stock. Interest was accrued at a rate of 5% on the principal balance. As of December 31, 2006 the debenture due to Seaway Valley was fully converted. Seaway Valley Fund, LLC is owned by an employee of GreenShift Corporation, the Company's parent.

HUDSON CAPITAL PARTNERS

In February 2006 the company issued a $500,000 convertible debenture to Hudson Capital Partners, LLC (Hudson) in exchange for Hudson's assumption of $500,000 in debt. The debenture is convertible at 80% of the average closing market price of the Company's Common stock prior to the date of conversion. A note discount of $500,000 and a derivative liability of $1,751,000 were recorded at the assumption date. During the year ended December 31, 2006, Hudson effected conversions totaling $500,000 into a total of 25,000,000 shares of the Company's common stock. Interest was accrued at a rate of 5% on the principal balance. As of December 31, 2006 the debenture due to Hudson Capital Partners, LLC was fully converted. Hudson Capital, LLC is owned by an employee of GreenShift Corporation, the Company's parent.

HIGHGATE HOUSE FUNDS

In February 2006 the company issued a $1,500,000 convertible debenture to Highgate House Funds, Ltd. (Highgate) in exchange for Highgate's assumption of $500,000 in debt. The debenture is convertible at 80% of the average closing market price of the Company's Common stock for ten days prior to the date of conversion. A note discount of $1,016,000 and a derivative liability of $1,016,000 were recorded at the assumption date. During the year ended December 31, 2006, Highgate effected conversions totaling $1,500,000 into a total of 43,220,865 shares of the Company's common stock. Interest was accrued at a rate of 5% on the principal balance. As of December 31, 2006 the debenture due to Highgate was fully converted.

TRANSACTIONS WITH CORNELL CAPITAL PARTNERS

On April 13, 2006, GS CleanTech entered into a Securities Purchase Agreement with Cornell Capital Partners, LP, under which Cornell purchased a Convertible Debenture in the amount of $4,400,000. The Company paid $440,000 in deferred finance costs and $15,000 in structuring fees as part of this transaction. The conversion price of the Debenture is equal to the lesser of $0.10 per share or 90% of the volume weighted average price of the Company's common stock for the thirty days preceding conversion. Cornell will be entitled to convert the Debenture on the basis of the conversion price into GS CleanTech common stock, provided that Cornell cannot convert into shares that would cause Cornell to own more than 4.99% of GS CleanTech's outstanding common stock. The Debenture bears interest at 5% per annum. Accrued interest and the principal amount are payable on April 1, 2009. GS CleanTech's obligations under the Debenture are secured by a pledge of all of its assets. The proceeds of the

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10    CONVERTIBLE DEBENTURES (continued)

Debenture may only be used by GS CleanTech to support the deployment by GS CleanTech's wholly owned subsidiary, GS Industrial Design, Inc. ("GIDC"), of its various technologies, specifically including GIDC's Corn Oil Extraction and CO2 BioReactor technologies. In connection with the debenture the Company issued to Cornell a five year Warrant to purchase 7,500,000 common shares at $0.10 per share, a five year Warrant to purchase 7,500,000 common shares at $0.15 per share, a five year Warrant to purchase 15,000,000 common shares at $0.20 per share, a five year Warrant to purchase 20,000,000 common shares at $0.25 per share. The Company may redeem the debentures at any time for an amount equal to 120% of the outstanding principal and accrued interest. A note discount of $4,400,000 and a derivative liability of $14,958,108 were recorded at the assumption date. As of December 31, 2006 the balance due for debentures due to Cornell Capital Partners, LP was $4,400,000 and interest of $157,055 has been accrued.

On April 21, 2006 Cornell Capital Partners, LP purchased from Laurus Master Fund, Ltd. the Secured Minimum Borrowing Note and the Revolving Note that GS CleanTech issued to Laurus on March 31, 2004. The aggregate debt, including accrued interest and penalties, was $2,193,047. Subsequently GS CleanTech agreed with Cornell Capital Partners to amend the Revolving Note such that its terms are now identical to the Secured Minimum Borrowing Note. The debenture bears interest at a rate of the prime lending rate plus 5%. GS CleanTech also agreed to modify the conversion feature of the two Notes. The debentures, as modified, may be converted by Cornell Capital Partners into common stock at a conversion rate equal to the lesser of (a) $0.10 per share or (b) 90% of the lowest volume weighted average price for the thirty trading days preceding conversion. A note discount of $2,193,047 and a derivative liability of $18,444,715 were recorded at the assumption date. On May 2, 2006, Cornell Capital Partners, LP effected conversions totaling $90,900, corresponding to 3,000,000 shares of the Company's common stock. As of December 31, 2006 the balance due for debenture due to Cornell Capital Partners, LP was $2,102,147 and interest of $196,858 has been accrued.

On July 1, 2006, GS CleanTech assumed from GreenShift Corporation, 100% of the outstanding capital stock of GS EnviroServices, Inc. (f/k/a GreenWorks Corporation) and 100% of the outstanding capital stock of GS CleanTech Ventures, Inc. (see Note 6 Acquisitions). In exchange for the shares in GS EnviroServices and GS CleanTech Ventures, GS CleanTech assumed GreenShift's obligation of a Securities Purchase Agreement with Cornell Capital Partners, LP in the principal amount of $1,900,000. GS CleanTech has also agreed to amend the Series D Preferred Stock now held by GreenShift to increase the portion of GS CleanTech's equity represented by the Series D shares from 70% to 80%. The Note, as assumed is convertible into GS CleanTech's common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of GS CleanTech's common stock for the thirty days preceding conversion provided that the shareholder may not convert any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of GS CleanTech's outstanding common stock. The Debenture bears interest at 5% per annum. Accrued interest and the principal amount are payable on April 1, 2008. A note discount of $1,471,740 and a derivative liability of $1,471,740 were recorded at the assumption date. As of December 31, 2006 the balance due for the debenture due to Cornell Capital Partners, LP was $1,900,000 and interest of $47,500 has been accrued.

RELATED PARTY CONVERTIBLE NOTE

During 2005, the Company borrowed $280,196 from GreenShift Corporation in the form of a convertible promissory note at a rate of 8%. The note was due on September 30, 2006. Based on the terms of the conversion option, the debt was determined to contain a beneficial conversion feature, recorded as a discount on the debt of $20,165, amortizable over the term of the debt.

The following is a summary of GS CleanTech's convertible debentures as of December 31, 2006:

Current portion of convertible debentures:

     Convertible debenture - GreenShift Corporation      $   280,196
     Convertible debenture - Serenity Capital, LLC           211,523
     Convertible debenture - Cyrus Capital, LLC ...          100,000
     Cornell Capital, prime & 5%, due March 2007 ..        2,102,147
     Cornell Capital, 5%, due March 2008 ..........        1,900,000
        Less note discounts .......................       (1,234,914)
                                                         -----------
        Total current portion of convertible debentures  $ 3,358,952

                   GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10         CONVERTIBLE DEBENTURES (continued)

Convertible debt, net of current portion:

     Cornell Capital, 5%, due March 2009 ..............   $ 4,400,000
     Less: debt discount ..............................    (3,300,000)
                                                          -----------
Total convertible debentures, net of current maturities   $ 1,100,000

Total convertible debentures, net of discount .........   $ 4,458,952
                                                          ===========

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its convertible debenture requirements of December 31, 2006 and the Company's ability to meet such obligations:

Year                            Amount
2007                         $ 2,693,866
2008                           1,900,000
2009                           4,400,000
                             -----------
Total                        $ 8,993,866
                             ===========

11        EMBEDDED DERIVATIVES

In accordance with of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion features associated with the convertible debentures (see note 10 - Convertible Debentures) are variable and contain an embedded derivative that requires bifurcation from their hosts contacts. The company has recognized the embedded derivatives as a liability at the date the debentures were issued. In addition, at the initial date of issuance, the Company recorded a debt discount of $11,080,786. As of December 31, the change in the fair value of the derivative resulted in an accounting gain of $773,607. Amortization of the debt discount totaled $5,041,433 in 2006. The unamortized portion of the debt discount related to the derivatives was $4,534,914 at December 31, 2006. As of December 31, 2006, the fair value of the derivative liabilities was $6,542,042.

12       GUARANTEE AGREEMENT

On October 31, 2006 the Company guaranteed the following obligations:

o 14-month Term Note in the principal amount of $6,000,000 issued by NextGen Acquisition, Inc., to Stillwater Asset-Based Fund, LP;

o 3-year Secured Convertible Debenture in the principal amount of $13,000,000 issued by GS AgriFuels Corporation to Cornell Capital Partners, LP.

the Company's guaranty was secured by a pledge of all its assets. GS AgriFuels Corporation is a subsidiary of GreenShift Corporation. NextGen Acquisition, Inc., is a subsidiary of GS AgriFuels Corporation.

On March 19, 2007, Cornell Capital Partners, LP consented to subordinate its security interest in the assets of Enviro-Safe Corporation and Enviro-Safe Corporation (NE) in contemplation of Enviro-Safe Corporation entering into a credit facility with a bank.

13       SEGMENT INFORMATION

GS CleanTech currently operates three business segments: Environmental Services,
Process Engineering and Technology Development. Summarized financial information about each segment is as follows:
                                      -------------- --------------- --------------- --------------- ---------------
                                        Corporate    Environmental      Process        Technology        Total
                                                        Services      Engineering     Development
                                      -------------- --------------- --------------- --------------- ---------------
For the twelve months ended
12/31/06:

Revenue
2006                                        --        13,919,838     $    515,549         --          $ 14,435,387
2005                                        --        14,021,056           --             --            14,021,056

Operating Income
2006                                  (1,519,178)        405,114       (2,184,448)        --            (3,298,513)
2005                                  (1,551,576)        392,268           --             --            (1,159,308)

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13       SEGMENT INFORMATION (continued)


Total Assets
2006                                   4,563,095       3,992,330        3,018,541       1,500,000      13,073,966
2005                                   4,146,369       4,698,848              --              --       8,845,217


Assets of discontinued operations of $1,305,881 and $1,889,125 for the periods ended December 31, 2006 and December 31, 2005 respectively have been excluded from the above segment reporting.

14    MINORITY INTEREST

As a condition precedent to the Company's closing of a loan transaction with GCS Investments, LLC, the Company's pre-consolidation New World Recycling ("NWR") notes totaling $925,000 ("the NWR Debt") were, on December 19, 2003, converted into 92,500 shares of a non-voting class of preferred equity in the Company's American Metals Recovery, Corp. ("AMRC") subsidiary, the Subsidiary Preferred Equity, with a par value of $0.001. Subsidiary Preferred Equity holders were to receive a quarterly dividend ranging from 3% to 5% of AMRC's annualized revenue, limited to 30% of AMRC's operating income. AMRC failed to generate operating income in 2006 and 2005, therefore no dividends were payable in December 2006 and 2005. The shares could not be liquidated or transferred. Shares of Subsidiary Preferred Equity could be converted at the holder's option at fixed conversion price based on average closing price for the 60 day trading period prior to April 2, 1999. There was no expiration date associated with the conversion option. In December 2004, $100,000 of the Minority Interest was converted into 500,000 shares of the Company's common stock and a five-year option to purchase 250,000 shares of the Company's common stock at $0.10 per share.

In February 2006, $50,000 of the Minority Interest was converted into $1,666,667 shares of the Company's common stock at $0.03 per share.

The remaining balance of the NWR debt totaling $775,000 is due to be converted into 7,750,000 shares of the Company's common stock.

15   RELATED PARTY TRANSACTIONS

In addition to those related party transactions disclosed in Note 10 Convertible Debentures and Note 19, Stockholder equity, the Company had the following significant related party transactions during the periods reported in the financial statements:

TRANSACTIONS WITH THE COMPANY'S CHAIRMAN, KEVIN KREISLER, AND COMPANIES OVER WHICH KEVIN KREISLER EXERCISES VOTING CONTROL

On December 30, 2004, the Company closed on a $1.5 million sale of equity to GreenShift, an affiliate of Kevin Kreisler. In consideration of $1,500,000 less $200,000 in costs associated with the transaction, the Company issued to GreenShift 750,000 shares of the Company's Series C preferred stock, 1,500,000 shares of the Company's common stock and an option to purchase an additional 375,000 shares of the Company's Series C Preferred Stock for $4.00 per share. Each share of Series C Preferred Stock is convertible into twenty-five shares of common stock as specified in the Certificate of Designations of the Series C Preferred Stock. Based on the anti dilution and price protection adjustment on December 31, 2005, there was an increase in a number of shares due to Series C preferred stock holders, resulting in a deemed dividend totaling $1,038,630 at December 31, 2005. During 2006, 750,000 shares of Series C stock representing all of the remaining share of Series C Preferred Stock have been converted into 1,000,000 shares of Series D Preferred Stock and 63,633,322 shares of common stock.

Viridis Capital, LLC, an affiliate of Kevin Kreisler, the Company's chairman, purchased a $75,000 debt payable to Lakeland Bank and subsequently assigned this debt to GreenShift, another affiliate of Kevin Kreisler. Lakeland Bank has not released the Company of this debt obligation. The balance due as of December 31, 2007 was $58,828.

GreenShift Transfer of Shares of Common Stock

During the period ended December 31, 2006, GreenShift Corporation (the parent company) transferred 588,235 shares of its common stock to the Company's subsidiary Enviro-Sciences Corporation with a cost basis of $30,000. The Company realized a gain on the sale of these marketable securities of $105,645 and is included in additional paid in capital.

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15        RELATED PARTY TRANSACTIONS (continued)

GreenShift Conversion of Preferred Stock to Common

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

TRANSACTIONS WITH THE COMPANY'S FORMER VICE-CHAIRMAN AND EMPLOYEE, LAWRENCE KREISLER

The Company is party to a severance agreement with Lawrence Kreisler that included the following salient terms: 100 percent of his salary of $150,000 through December 31, 2004, 50 percent of his salary through December 31, 2006, and medical benefits until the age of 65. In December of 2005, Lawrence Kreisler received 7,374,796 shares of GS CleanTech's stock to satisfy these obligations in full.

In July 2005, Serenity Capital, LLC received 1,139,248 shares of the Company's common stock pursuant to its prior anti dilution agreements with the company. Lawrence Kreisler, father of Kevin Kreisler, is the sole member of Serenity Capital, LLC.

In February 2006, Serenity Capital, LLC, purchased from GCS Investments $500,000 in convertible debt issued by the Company. During the period ended March 31, 2006, Serenity effected conversions totaling $100,000, corresponding to 5,000,000 shares of the Company's common stock. During the second quarter 2006 Serenity effected additional conversions totaling $100,000 into a total of 5,000,000 shares of the Company's common stock.

TRANSACTION WITH THE COMPANY'S CHIEF EXECUTIVE OFFICER DAVID WINSNESS

Subsequent to December 31, 2006, Mr. Winsness was appointed as Chief Executive officer of the Company. Mr. Winsness was compensated for his services as described below.

Compensation During 2006

During 2006 Mr. Winsness received 3,195,000 shares of common stock which represents $79,875 in salaries. An additional $79,875 has been accrued in 2006 for the remainder of his salaries due in 2006. In addition, Mr. Winsness received $95,000 in stock options.

TRANSACTIONS WITH THE COMPANY'S FORMER PRESIDENT AND CHIEF EXECUTIVE OFFICER, JAMES GREEN

During September of 2005, Mr. Green resigned as President and Chief Executive Officer of the Company. He also resigned from the Board of Directors during September of 2005. Since September 2005 Mr. Green has continued his position as President of Enviro-Safe Corporation and Enviro-Safe Corporation (NE), Inc. (f/k/a Jones Environmental Services (NE), Inc.). Mr. Green was compensated for his services as described below.

Compensation During 2006 and 2005

During 2006 and 2005, James Green received $151,375 and $156,923 in salaries, respectively. In 2005, Mr. Green also received a bonus in December of $100,000 paid by the receipt of 5,000,000 shares of the Company's common stock. In the year ended 2006 Mr. Green also received $166,667 as final payment of debt due from the ESC acquisition from 2003.

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15       RELATED PARTY TRANSACTIONS (continued)

TRANSACTIONS WITH THE COMPANY'S FORMER CHIEF COMPLIANCE OFFICER, RICHARD KRABLIN

Richard Krablin resigned as a member of the Board of Directors in September of 2005. He resigned as Chief Compliance Officer in December of 2005. He currently is retained as a consultant by the Company (see Note 16 - Commitments and Contingencies).

Compensation During 2006 and 2005

During 2005, Mr. Krablin received $131,134 in salaries, under his employment agreement which called for an annual base salary of $150,000. Mr. Krablin also received a bonus in December of 2005 of $25,000 paid by the receipt of 1,250,000 shares of GS CleanTech Corporation Common Stock. In 2006 Mr. Krablin received $76,000 in stock options.

TRANSACTIONS WITH THE COMPANY'S INDEPENDENT BOARD MEMBERS

In September of 2005, Stephen Lewen and James Hanrahan resigned as members of the Board of Directors.

Compensation During 2006 and 2005

During 2005, Stephen Lewen and James Hanrahan received 109,166 and 149,734 shares, respectively, for their services as members of the Board of Directors. In 2006, Mr. Hanrahan received $152,000 in stock options.

OTHER RELATED PARTY TRANSACTIONS

Additional Transactions with Immediate Family Members of Kevin Kreisler

During 2005, the Company utilized the services of Candent Corporation for development and administration of its various management information systems. Such services approximated $44,000 for 2005, based on prevailing market rates for services, some amounts were paid in part with 2,016,578 shares of the Company's common stock. The former president of Candent is the spouse of the Company's chairman. The stock of Candent is held in trust for the benefit of its former president.

During 2005, Scott Kreisler, brother of Kevin Kreisler, received salaries of $72,700. Scott Kreisler no longer works for the Company. In February 2006, Cyrus Capital, LLC, purchased from GCS Investments $500,000 in convertible debt issued by GS Clean Tech. During the period ended March 31, 2006, Cyrus effected conversions totaling $280,000, corresponding to 14,000,000 shares of the Company's common stock. During the second quarter 2006 Cyrus effected additional conversions totaling $120,000 into a total of 6,000,000 shares of the Company's common stock. Cyrus is owned by Scott Kreisler.

During 2005, Kathi Kreisler, mother of Kevin Kreisler, received salaries of $33,750. During December of 2005, Kathi Kreisler received 3,806,811 shares of the Company's common stock as a settlement of all severance liabilities.

Transactions with GreenShift Corporation Management

During the period ended December 31, 2006, the following GreenShift Corporation (the parent company) employees had the following transactions with the company:

In February 2006 the company issued a $500,000 convertible debenture to Seaway Valley Fund, LLC (Seaway) in exchange for Seaway's assumption of $500,000 in debt (see Note 10 - Convertible Debentures). During the year ended December 31, 2006, Seaway Valley effected conversions totaling $200,000 into a total of 10,000,000 shares of the Company's common stock. As of December 31, 2006, accrued interest of $1,083 was forgiven and the debenture due to Seaway Valley was fully converted. Seaway Valley Fund, LLC is owned by an employee of GreenShift Corporation, the Company's parent.

In February 2006 the company issued a $500,000 convertible debenture to Hudson Capital Partners, LLC (Hudson) in exchange for Hudson's assumption of $500,000 in debt (see Note 8 - Financing Arrangements). During the second quarter 2006, Hudson effected conversions totaling $300,000 into a total of 15,000,000 shares of the Company's common stock. As of December 31, 2006, accrued interest of $1,208 was forgiven and the debenture due to Hudson Capital Partners, LLC was fully converted. Hudson Capital, LLC is owner by an employee of GreenShift Corporation, the Company's parent.

Transactions with Other Related Parties

During the period ended 2006, GS Energy Corporation, and General Ultrasonics Corporation and its subsidiary borrowed $282,293 from the

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15       RELATED PARTY TRANSACTIONS (continued)

Company. These notes receivable are non-interest bearing and are payable upon demand.

16   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

GS CleanTech's corporate headquarters is located in New York, New York, in offices provided by GreenShift Corporation. There is no lease associated with this location. The Company maintains its engineering and manufacturing services in Alpharetta, Georgia. The Alpharetta lease is a one year term with a one year option for renewal. The monthly lease payment is $2,550 per month. The Company maintains its technical services offices located in Plainville, Connecticut, and its Field Services offices in Sandwich and Milford, Massachusetts. The
Plainville lease is year to year currently through June 2007, with annual options through June 2008, payable in the amount of $2,726 per month. The Sandwich lease is a five-year term through June 2008 with a five-year option with a monthly payment of $1,575. The Milford lease is a monthly lease option and a monthly payment in the amount of $2,600. We own property in Lowell, Massachusetts, the location of our RCRA permitted Treatment, Storage and Disposal Facility (TSDF).

The lease obligations are as follows:

Year                                         Operating Leases
-----                                        ----------------
2007 $                                             65,100
2008                                               18,900
2009                                                7,875
2010                                                 --
2011                                                 --
Thereafter                                           --
                                             ------------
     Total minimum lease payments            $     91,875

CAPITAL LEASES

GS CleanTech Corporation was obligated under capital leases for machinery and equipment and office equipment, computers and fixtures that expire in three to five years, and bear interest ranging from 6% to 14%. Assets capitalized were written down to zero as of September 30, 2005 as part of the discontinuance of operations at the Paterson, New Jersey recycling facility. These obligations have been classified under net liabilities of discontinued operations. The underlying collateral for the obligations have been sold or disposed of during the year 2005. Obligations with the respective leasing companies were settled in the year ended 2006 resulting in an accounting gain of $31,251 which is included in discontinued operations.

LEGAL PROCEEDINGS

The Company was party to the matter entitled Kerns Manufacturing Corp. v. KBF Pollution Management Inc. (the "Kerns Matter"). The action was filed in the Supreme Court of the State of New York, August 14, 2003. The verified complaint sought performance of certain agreements between the plaintiffs and KPMI and GSCT, plus attorney's fees and costs. This matter related to the acquisition of Vulcan Waste Systems, Inc. from Kerns Manufacturing Corp. and the breach by Kerns of the terms and conditions of the relevant acquisition agreement. GS CleanTech Corporation incurred a loss in December 31, 2003 on its write-off of $1,890,000 of idle equipment connected to this transaction. 1,350,000 shares of restricted common stock related to the Vulcan acquisition remain outstanding which shares GS CleanTech Corporation is seeking to have cancelled.

On February 28, 2007, the Company entered into a settlement of the Kerns Matter. The total settlement of $1,500,000 is payable in two installments; $500,000 on March 31, 2007 and $1,000,000 on June 30, 2007. As of December 31, 2006, the
Company has accrued $1,500,000 for the settlement of this matter. The first installment of $500,000 due was paid on March 31, 2007.

The Company assumed and is party to various material administrative compliance proceedings for which the Company has accrued $189,333 in potential expenses. The Company is also involved in various collection matters for which vendors are seeking payment for services rendered and goods provided, but for which amounts are in dispute. These collection matters total $10,514.

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16   COMMITMENTS AND CONTINENCIES (continued)

EMPLOYMENT AGREEMENTS

The Company is party to an employment agreement with David Winsness with a five year term commencing on January 1, 2007. The annual base salary of $150,000 is a draw against fees and royalties due from the Amended Technology Acquisition Agreement (see Commitments and Contingencies - License Agreements). This salary is payable in the form of registered common stock until such time as GSCT generates sufficient positive cash flows to support this salary. On January 1, 2007, Mr. Winsness was issued 10% of the fully diluted capital stock issuable in Series D Preferred Stock. These preferred shares vest in pro-rata to the Corn Oil Extraction System deployments up to 50 million gallons per year. Non vested shares are forfeitable upon termination.

The Company is party to an employment agreement with Greg Barlage with a five year term commencing on January 1, 2007. The annual base salary of $125,000 is a draw against fees and royalties due from the Amended Technology Acquisition Agreement (see Commitments and Contingencies - License Agreements). This salary is payable in the form of registered common stock until such time as GSCT generates sufficient positive cash flows to support this salary. On January 1, 2007, Mr. Barlage was issued 5% of the fully diluted capital stock issuable in Series D Preferred Stock. These preferred shares vest in pro-rata to the Corn Oil Extraction System deployments up to 50 million gallons per year. Non vested shares are forfeitable upon termination.

The Company is party to an employment agreement with Whit Davis with a five year term commencing on January 1, 2007. The annual base salary of $125,000 is a draw against fees and royalties due from the Amended Technology Acquisition Agreement (see Commitments and Contingencies - License Agreements). This salary is payable in the form of registered common stock until such time as GSCT generates sufficient positive cash flows to support this salary. On January 1, 2007, Mr. Davis was issued 5% of the fully diluted capital stock issuable in Series D Preferred Stock. These preferred shares vest in pro-rata to the Corn Oil Extraction System deployments up to 50 million gallons per year. Non vested shares are forfeitable upon termination.

The Company is party to an employment agreement with James Green, which agreement calls for an annual base salary of $175,000, and reimbursement of expenses, use of a Company automobile, periodic bonuses, four weeks vacation and participation in any employee benefits provided to all employees of the Company.

CONSULTING AGREEMENTS

The Company is party to a consulting agreement with Corporate Environmental Performance. Corporate Environmental Performance is a contractor to the Company associated with its various developments projects. Compensation for this consulting agreement is $150,000 per year plus a discretionary bonus provision (determined annually). The owner of this company is the former Chief Compliance Officer of the Company Mr. Richard Krablin.

CUSTOMER AGREEMENTS

The Company has agreements with five customers to construct corn oil extraction facilities as part of its technology transfer services. These technologies include the Corn Oil Extraction and the Biodiesel Process technologies which are used to extract and produce corn oil derived biodiesel fuel. The Company is party to performance guarantees for each of these agreements. In the event that corn oil yields are under projected amounts, the Company has 90 - 120 days to cure or remove the extraction facilities at its own cost. In the event the Company fails to either cure or remove the extraction facilities, the customer can cause the Company to remove the extraction facility at its own cost. If the yield deficiency is due to the process installed by the customer, the extraction facility can be removed by the Company. Each of the Customer agreements has a purchase option whereby the Customer can purchase the facility after minimum rental period. The purchase price of the facility will decline over successive periods until a minimum price is reached. After the facility is purchased, the Company will provide services at a contract price. The Company has warrantied that the extraction facilities will perform within projected specifications within the first year. As of December 31, 2006 the Company has not accrued any warranty expenses related to these agreements. The Company has the continuing right under these agreements to purchase all corn oil extracted for minimum initial terms ranging from five to ten years and, in any event, for so long as the extraction facilities continue to be in operation.

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16    COMMITMENTS AND CONTINGENCIES (continued)

INTELLECTUAL PROPERTY

The Company is party to a royalty bearing license agreement for US Patent No. 6,667,171 (see Note 4 - Goodwill and Intangible Assets). The Company is responsible for 100% of the costs to protect the patent rights. Under this agreement, the Company must develop a pilot plant within two years and revenue generating commercial application of the process within three years relative to utility power generating sources.

In addition, the Company purchased all intellectual property rights in connection with the Company's corn oil extraction technology from Cantrell Winsness Technologies, LLC ("CWT"). Under the agreement, the Company agreed to sell a minimum number of extraction facilities over a period of several years. In the event the Company fails to meet these provisions, they have the option to cure by prepaying the certain fees payable under the agreement that would have been due for the minimum number of systems they were to sell, or the Company can assign the technology back to CWT and receive the grant of a non-exclusive license to the technology. Company employees David Winsness, Whit Davis, and Greg Barlage surrendered their shares and other equity owned in CWT in connection with the Company's purchase of the technology. In consideration for this, and the development of the technology, these employees were assigned 15.83% each for any of amounts payable under the relevant agreement.

SERVICE DEVELOPMENT AGREEMENT

The company has been retained by CWT to provide process engineering and consulting services, an entity majority owned by David Cantrell. The Company has assigned any right, title and interest in and to a biodiesel facility in development which is co-located at one of the Company's current biodiesel development projects in return for reimbursement of all costs incurred through the date of the agreement. In addition to the contract price, the Company is contingently responsible to pay 10 million shares of GS CleanTech Common Stock as penalty if construction does not commence on or before September 30, 2007.

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

Under GS CleanTech's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $25,000. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

Viridis Capital, LLC, an affiliate of Kevin Kreisler, purchased a $58,828 debt payable to Lakeland Bank and assigned this debt to GreenShift, another affiliate of Kevin Kreisler. Lakeland Bank has not released the Company of this debt obligation.

17        INCOME TAXES

The income tax provision (benefit) is comprised of the following:










                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17        INCOME TAXES (continued)

                                                        For the years ended December 31,
                                                        --------------------------------
                                                             2006         2005
                                                          ----------   -----------
Current provision (benefit)
Federal .................................................       --          --
State ...................................................   ($ 8,510)   ($19,166)
                                                            --------    --------
     Total current provision ............................     (8,510)    (19,166)

Deferred provision (benefit):
Federal .................................................       --          --
State ...................................................       --          --
     Total deferred provision (benefit) .................       --          --
                                                            --------    -------
          Total provision for (benefit from) income taxes   ($ 8,510)   ($19,166)
                                                            ========    ========


The Company's total deferred taxes asset and valuation allowance are as follows:

                                                               For the years ended December 31,
                                                              ---------------------------------
                                                                    2006             2005
                                                              --------------    ---------------

NOL carry forwards ...........................................   $  6,786,000    $  6,106,000
Differences in financial statement
 and tax accounting for:


Inventories, receivables and accruals ........................        219,252         101,000
Property, equipment and intangible assets ....................       (111,619)      5,210,000
                                                                 ------------    ------------
     Net deferred tax asset ..................................     6,893,6363      11,417,000
                                                                 ------------    ------------

Less valuation allowance .....................................   ($ 6,893,633)   ($11,417,000)
                                                                 ------------    ------------
          Total deferred tax asset, net of valuation allowance           --              --
                                                                 ============    ============


Inventories, receivables and accruals ........................   $    219,252    $    101,000
                                                                 ------------    ------------
Property, equipment and intangible assets ....................       (111,619)      5,210,000
                                                                 ------------    ------------
Total deferred tax asset .....................................        107,633       5,311,000
Less valuation allowance .....................................       (107,633)     (5,311,000)
                                                                 ------------    ------------
          Total deferred tax asset, net ......................   $       --      $       --
                                                                 ============    ============


A valuation allowance has been established due to the uncertainty of realizing certain net operating loss (NOL) carry forwards and a portion of the other deferred tax assets. The Company had NOL carry forwards at December 31, 2006 of approximately $18.9 million for federal income tax purposes and an aggregate of approximately $1.2 million for state income tax purposes. Due to restrictions imposed as a result of ownership changes to acquired subsidiaries, the amount of NOL carry forwards available to offset future taxable income is subject to limitation. The annual NOL utilization may be further limited if additional changes in ownership occur.

18       STOCKHOLDERS EQUITY

AUTHORIZATION

On March 24, 2006, the Company's Board of Directors approved an amendment to the Company's Certificate of Corporation. On March 24, 2006, the holder of a majority of the voting power of the outstanding voting stock gave

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18        STOCKHOLDERS EQUITY (continued)

its written consent to the amendment. The amendment will be filed and become effective approximately twenty days after the Company's Information Statement is mailed to the shareholders. The effect of the amendment will be to increase the number of authorized shares of common stock, $0.001 par value, from 250,000,000 to 500,000,000.

On February 27, 2007, an Amendment was filed with the State of Delaware increasing the authorization. The total number of shares of all classes of stock which the Corporation shall have authority to issue is 505,000,000, consisting of 5,000,000 shares of Preferred Stock, par value $0.001 per shares (the "Preferred Stock"), and 500,000,000 shares of Common Stock, par value $0.001 per share (the "Common Stock").

ANTI-DILUTION AND PRICE PROTECTION AGREEMENTS

James Green had an anti-dilution agreement in place to maintain his ownership percentage at 10% of the outstanding capital stock of the Company until December 31, 2005, provided that Mr. Green is not permitted to effect conversions into shares of common stock equal to more than 4.99% of the Company's outstanding common stock at any given time. Mr. Green holds 380,000 shares of the Company's Series B Preferred Stock per this agreement. He additionally has price protection rights relative to the Company's May 2003 acquisition from Mr. Green of Enviro-Safe Corp., in the approximate amount of $167,000 at December 31, 2005. Mr. Green received 1.8 million shares and 3.6 million shares in 2005 and 2004 respectively, pursuant to these agreements. As of December 31, 2005, no additional shares were due under these agreements. Additional shares were due in May 2006 to satisfy this obligation. As of December 31, 2006, Mr. Green received a final cash payment due on this price protect agreement. The derivative liability was adjusted to market value resulting in an accounting gain of $36,183.

STOCK OPTIONS

On March 31, 2006, the Company issued 40,000,000 stock options as part the stock based employee compensation plan, including 10,000,000 stock options to Kevin Kreisler, the Company's former Chief Executive Officer (which options were subsequently surrendered to the Company for cancellation in 2007). These options are vested upon grant date of March 31, 2006 and have a contractual term of ten years. A total of $1,520,000 of stock based compensation was expensed in this period. Activity under the Plan and issuances of options and/or warrants for the year ended December 31, 2006 is as follows:


                                                                  Number of Shares   Weighted Average
                                                                                     Exercise Price
                                                                  ------------------------------

Outstanding at December 31, 2004                                      10,200,427     $   0.39
   Granted at fair value                                                    --            --
   Forfeited                                                                --            --
   Exercised                                                                --            --
                                                                      ----------     --------
Outstanding at December 31, 2005                                      10,200,427     $   0.39
   Granted at fair value                                              40,000,000         0.04
   Forfeited                                                            (368,954)        1.83
   Exercised                                                                --            --
                                                                     -----------     ---------
Outstanding at December 31, 2006                                      49,831,473     $   0.10


Summarized information about GS CleanTech's stock options outstanding at December 31, 2006 is as follows:

   Range of Exercise Prices         Number of    Weighted       Weighted                 Exercisable
                                    Options       Average        Average         ----------------------------------
                                  Outstanding    Remaining    Exercise Price     Number of Options  Weighted Average
                                              Contractual Life                                       Exercise Price
--------------------------------------------------------------------------------------------------------------------
$0.04 to $0.99                      49,556,817     8.29           0.08            49,556,817              0.08
$1.00 to $8.00                         274,656     2.25           2.72               274,656              2.25
                                    -----------                                   ----------
                                    49,831,473                                    49,831,473
--------------------------------------------------------------------------------------------------------------------

Summarized information about GS CleanTech's stock options outstanding at December 31, 2005 is as follows:

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18        STOCKHOLDERS EQUITY (continued)

 Range of Exercise Prices       Number of         Weighted       Weighted                 Exercisable
                                    Options       Average         Average         ----------------------------------
                                  Outstanding    Remaining    Exercise Price     Number of Options  Weighted Average
                                              Contractual Life                                       Exercise Price
--------------------------------------------------------------------------------------------------------------------
$0.05 to $0.99                       9,609,317            5.24           0.27        9,609,317                 0.27
$1.00 to $8.00                         591,110            1.96           2.35          591,110                 2.35
                                   ------------                                     ----------
                                    10,200,427                                      10,200,427


Each stock option award is estimated as of the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below.

                                                   2006           2005
                                                --------------------------
Dividend yield                                     --                 --
Expected volatility                              150%                 --
Risk-free interest rate                          4.86                 --
Expected life                                    10.0                 --

There were no options granted in 2005. There were no options granted at less than fair value during the periods presented. The weighted average fair value of options and warrants granted at fair value during 2006 was calculated using the Black-Scholes valuation model to be $0.038 per share, totaling $1,520,000.

STOCK WARRANTS

In conjunction with the Company's April 13, 2006 financing with Cornell Capital, the Company issued to Cornell a five year Warrant to purchase 7,500,000 common shares at $0.10 per share, a five year Warrant to purchase 7,500,000 common shares at $0.15 per share, a five year Warrant to purchase 15,000,000 common shares at $0.20 per share, a five year Warrant to purchase 20,000,000 common shares at $0.25 per share. Summarized information about GS CleanTech's stock warrants outstanding at December 31, 2005 is as follows:

                                                        Number of Shares      Weighted Average
                                                                               Exercise Price
                                                       ---------------------------------------
Outstanding at December 31, 2004                                --             $       --
   Granted at fair value                                        --                     --
   Forfeited                                                    --                     --
   Exercised                                                    --                     --
                                                          ----------           -----------
Outstanding at December 31, 2005                                --             $       --
   Granted at fair value                                  50,000,000                  0.20
   Forfeited                                                    --                     --
   Exercised                                                    --                     --
                                                          -----------          ----------
Outstanding at December 31, 2006                          50,000,000           $      0.20


All of the above noted warrants were exercisable as of December 31, 2006.

DEBT AND OTHER LIABILITIES SETTLED WITH COMMON STOCK

During 2006, the Company issued a total of 706,942 shares of common stock upon the settlement of $33,580 in accounts payable and other liabilities due.

STOCK AND OPTIONS ISSUED FOR SERVICES

During 2006, the Company issued 24,394,720 shares of common stock in exchange for services. Of this amount, 18,640,000 shares were issued to related parties for services. In addition, 139,644,745 shares on common stock were issued in payment of convertible debt (see Transactions Involving Convertible Debentures Issued to GCS Investments).

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18        STOCKHOLDERS EQUITY (continued)

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

On February 10, 2006 GreenShift Corporation (the Parent) converted 627,122 shares of Series A Preferred Stock and 966,968 shares Series B Preferred Stock into 63,633,322 shares of common stock.

SERIES B PREFERRED STOCK

In December 2003, various parties converted shares of common stock into Series B Preferred Stock at the rate of twenty shares of common to one share of Series B Preferred Equity. The conversions included Kevin Kreisler (450,000 preferred shares), James Green (200,000 preferred shares), Richard Krablin (67,617 preferred shares), board members (42,125 preferred shares), Lawrence Kreisler, GS CleanTech's former Vice-Chairman, a current employee (130,000 preferred shares) and other parties (56,250 preferred shares). Approximately 12,550,000 shares of common stock were exchanged in connection with these agreements. Based on the terms of the Series B Preferred stock, the Company recognized a beneficial conversion feature totaling $2,608,453 and $2,608,453 in both 2005 and 2004. During 2004, an additional 815,226 shares of Series B Preferred Stock were issued in connection with the transactions detailed above. During 2005, 225,000 shares were issued for services and subsequently converted into common. The preferred shares could not be converted into common stock until December 31, 2005 in the absence of a change of control or other merger or acquisition event. Each share of Series B Preferred Equity may be converted by the holder into twenty-five shares of common stock and are subject to customary anti-dilution adjustments. The holders would be entitled to cumulative dividend rights equal to that of twenty-five common shareholders upon the declaration of dividends on common stock, and have voting privileges of five votes to every one common share. Certain of the series B shares owned by GreenShift are price protected in the amount of $516,968. Shares owned by James Green are dilution protected in the amount equivalent to 10% of the fully diluted capital stock. There is no expiration date associated with the conversion option. At all times prior to conversion, each share of Series B Preferred Equity has the equivalent voting power of twenty-five shares of GS CleanTech's common stock. Each share of Series B Preferred Equity entitles its holder to receive cumulative annual cash or stock dividends as defined in the agreement.

During 2005, the Company determined that the initial terms of the conversion option on Series B preferred shares issued in exchange for common stock in December 2003 represented a beneficial conversion feature at inception.

In December of 2005, 340,000 shares of series B preferred stock converted into GS CleanTech common stock. The amounts and individuals receiving the stock included Richard Krablin (2,875,000 common shares), Steven Powers (500,000 common shares), Thomas O'Leary (500,000 common shares), and Robert Ruggeiro (500,000 common shares).

On February 10, 2006 GreenShift Corporation (the Parent) converted 627,122 shares of Series A Preferred Stock and 966,968 shares Series B Preferred Stock into 63,633,322 shares of common stock. In addition, the following shares of Series B Preferred Stock were converted into 12,640,615 shares of Common Stock:
Hank Greer (46,875 preferred shares), Richard Krablin (115,000 preferred shares), James Hanrahan (30,875 preferred shares), Stephen Lewen (11,250 preferred shares), James Sonageri (36,500 preferred shares).

SERIES C PREFERRED STOCK

The Series C Preferred Stock acquired by GreenShift in December 2004 could not be converted into common stock until December 31, 2005 in the absence of a change of control or other merger or acquisition event. Each share of Series C Preferred Stock may then be converted into twenty-five shares of common stock, subject to certain anti-dilution and price-protection adjustments that are specified in the Certificate of Designation of the Series C Preferred Stock. The adjustments to contingently convertible shares are determined annually at each "Adjustment Date" on December 31, 2005 and 2006. There is no expiration date associated with the conversion option. Based on the anti dilution provisions of the Series C Preferred Stock the Company measured the potentially convertible shares at the initial Adjustment Date of December 31, 2005 and, consequently, the company recognized a beneficial conversion feature of $1,038,630 due to the incremental intrinsic value of the additional issuable shares at December

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18        STOCKHOLDERS EQUITY (continued)

31, 2005. At all times prior to conversion, each share of Series C Preferred Stock has voting power equivalent to twenty-five shares of all GS CleanTech's common stock. The holders would be entitled to cumulative dividend rights equal to that of twenty-five common shareholders upon the declaration of dividends on common stock, and have voting privileges of five votes to every one common share. On March 24, 2006 GS CleanTech issued 1,000,000 shares of Series D Preferred Stock to GreenShift Corporation. In consideration of the Series D shares, GreenShift Corporation surrendered 750,000 shares of GS CleanTech's Series C Preferred Stock and 63,633,322 shares of GS CleanTech common stock.

SERIES D PREFERRED STOCK

On March 24, 2006 GS CleanTech filed with the Delaware Secretary of State a Certificate of Designation of 1,000,000 shares of Series D Preferred Stock. The holders of the Series D preferred Stock have the following rights: The Series D Preferred shares may be converted by the holder into common stock. The conversion ratio is such that the full 1,000,000 shares will convert into common shares representing 70% of the GS CleanTech common shares outstanding after the conversion. The holder of Series D Preferred Stock may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Preferred Stock is convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to common shareholders, the holders of Series D Preferred Stock will receive the dividend that would be payable if the Series D shares were converted into common shares. In the event of a liquidation of GS CleanTech, the holders of Series D shares will receive a preferential distribution of $.001 per share, and will share in the distribution as if the Series D shares had been converted into common shares.

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

BENEFICIAL CONVERSION FEATURE

In addition to the beneficial conversion features recognized on preferred stock (as indicated above), the Company recognized the value of beneficial conversion features as follows:

In 2005, based on the terms of the conversion option on a related party note (see Note 8), the debt was determined to contain a beneficial conversion feature, recorded as a discount on the debt of $20,165, amortizable over the term of the debt. Interest expense of $13,443 has been recorded based on the amortization of the discount in 2006.

19        SUPPLEMENTAL CASH FLOW INFORMATION


The following is a summary of supplemental disclosures of cash flow information:

                                                                               2006           2005
                                                                            -----------------------
Cash paid during the year for the following:
     Interest ...........................................................   $  109,387   $  542,144
Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Minority interest converted into common stock ......................       50,000      100,000
     Common stock issued upon settlement of payables ....................       33,580       41,750
     Common stock issued services - related party .......................      447,250        8,500
     Settlement of related party accounts payable
       and debt with the issuance of stock ..............................         --        223,631
     Redemption of related party stock via related party loan ...........      166,667      116,667
     Value of warrants issued for in connection with Cornell Capital, LLC    2,417,918         --

                   GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19        SUPPLEMENTAL CASH FLOW INFORMATION (continued


                                                                                  2006           2005
                                                                                  -----------------------

     Value of beneficial conversion feature on convertible debt ............         --           20,165
     Value of beneficial conversion feature on convertible preferred stock ..      681,594     3,647,083
     Recognition of liabilities on derivative instruments .................         --           151,114
     Value of options issued for services - related party ....................    1,520,000          --
     Equity issued for financing costs .......................................      162,000          --
     Common stock issued for convertible debentures ..........................    1,559,378          --
     Debt issued in connection with deferred financing costs .................      455,000          --
     Acquisition of equipment and/or vehicles with long-term debt ............       71,417      306,565

In connection with the NCES acquisition:
     Net assets acquired including goodwill, excluding cash equivalents ......         --        574,978
     Less: Short term note payable issued ....................................         --        (128,000)
     Fair value of common stock issued                                                 --         (75,000)
     Net cash paid at acquisition ............................................         --        371,948

In connection with Cornell Capital, LP transaction:
     Line of credit paid .....................................................    1,782,354          --
     Payment of accrued interest .............................................       14,310          --
     Payment of early termination fee and penalty ............................      394,745          --

In connection with transactions involving convertible debentures issued to GCS

Investments:
     Settlement of GCS Demand Note ...........................................    1,000,000          --
     Settlement of GCS Balloon note ..........................................    1,547,500          --
     Settlement of GCS Preferred Debenture ...................................    1,137,471          --

20        RETIREMENT PLAN

The Company maintains a retirement plan pursuant to Section 401(k) of the Internal Revenue Code for its employees. The Company does not have an employee match at this time.

21        SUBSEQUENT EVENTS

TDS TELEMEDICINE ACQUISITION

On January 1, 2007, the Company transferred its ownership of Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a/ Jones Environmental Services (NE) Inc.) to GS EnviroServices Inc., a newly formed majority owned subsidiary of the Company. On March 19, 2007, the Company transferred GS EnviroServices, Inc. to TDS (Telemedicine), Inc. in exhcange for 82.6% of the equity in TDS (Telemedicine).

INCREASE IN AUTHORIZATION OF COMMON STOCK

On February 27, 2007, an Amendment to the Certificate of Incorporation was filed with the State of Delaware increasing the total number of shares of all classes of stock which the Corporation shall have authority to issue to 505,000,000, consisting of 5,000,000 shares of Preferred Stock, par value $0.001 per shares (the "Preferred Stock"), and 500,000,000 shares of Common Stock, par value $0.001 per share (the "Common Stock").


GREENSHIFT  MERGER  AGREEMENT

On April 3, 2007, GreenShift Corporation (the parent), GS CleanTech Corporation ("GSCT") and GS Carbon Corporation ("GSCR"), an affiliate, executed an Agreement and Plan of Merger. Pursuant to the terms and conditions of the Merger Agreement, GSCT will merge with and into GS CleanTech Acquisition, Inc., a newly formed special purpose subsidiary of GreenShift, and GSCR will merge into GS Carbon Acquisition, Inc., another newly formed special purpose subsidiary of GreenShift (see Note 21 - Subsequent Events).

An additional pending merger involves GreenShift's majority owned GS AgriFuels Corporation and GS Energy Corporation. Once all mergers are complete, GreenShift will have two majority-owned public subsidiaries, GS AgriFuels Corporation and GS EnviroServices Corporation (f/k/a TDS (Telemedicine), Inc.). GreenShift will include the subsidiaries of GS CleanTech, GS Carbon, and a number of minority held investments.

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GreenShift currently owns 80% of the capital stock of the Company and about 85% of the capital stock of GS Carbon. GreenShift's merger with the Company and GS Carbon is expected to be strategic to GreenShift for several reasons, including:

o    The reduction of operational sub-optimization,

o The reduction of confusion amongst the Company's employees, customers, vendors, creditors, shareholders and other stakeholders,

o The reduction of the resources and focus required to administer multiple public entities, and

o Merging can be expected to increase liquidity for the Company, which can be material to the Company's future development activities.

The foregoing descriptions of the transactions completed by GreenShift, the Company and GS Carbon are only a summary and are qualified in their entirety by reference to the documents and exhibits filed on Form 8-K by GreenShift.

COMMON STOCK SHARE ISSUANCES

In February 2007, the Company issued a total of 27,642,241 shares of common stock in payment of convertible debt. 15,576,120 shares of Common Stock were issued to related parties and include 10,576,120 shares issued to Serenity Capital, LLC, and 5,000,000 shares issued to Cyrus Capital, LLC. 12,066,121 shares were issued to Cornell Capital Partners, LP in payment of convertible debt. Further information about the Convertible Secured Notes is included in
Note 8, Financing Arrangements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 8A.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial and accounting officer participated in and supervised the evaluation of our disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. GS CleanTech's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to GS CleanTech Corporation required to be included in GS CleanTech's periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

None.

                                    PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS

Name                   Age      Position
--------------------------------------------------------------------------------
Kevin Kreisler          34  Chairman of the Board of Directors,
                             Chief Financial Officer
David Winsness          38  President, Chief Executive Officer
James Green             52  President of Enviro-Safe Corporation

Mr. Kreisler is the founder of GreenShift. Mr. Kreisler is currently the Chairman of the Board and Chief Executive Officer of GreenShift Corporation, and he serves as Chairman of the Board and Chief Executive Officer of several of GreenShift's companies. Previously, Mr. Kreisler worked at GreenShift's GS CleanTech Corporation, where he served as vice-president from 1998 to 2000, president from 2000 to 2002, and chief executive officer from 2002 to February 2005. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D.,
1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

David Winsness, GS CleanTech's Chief Executive Officer, was previously GS CleanTech's President and Chief Operational Officer in which position he led the commercialization effort for GS CleanTech technologies. Mr. Winsness has spearheaded the addition of over a dozen patented and patent pending technologies to GS CleanTech's portfolio, six of which were developed and authored directly by Mr. Winsness, including GS CleanTech's Corn Oil Extraction Technology. Mr. Winsness is a graduate of Clemson University (B.S., Mechanical Engineering) and he has spent his professional career as a process engineer in the chemical, food, pharmaceutical and power generation markets. Prior to accepting a position with GS CleanTech, Mr. Winsness served as chief technology officer and eventually chief executive officer of Vortex Dehydration Technology where he directed the research, development and commercialization of a technology that is now GS CleanTech's Tornado Generator(TM).

James Green, has been President of GS CleanTech's subsidiary, Enviro-Safe Corporation since 2003. Mr. Green also was GS CleanTech's President and Chief Executive Officer from February 2005 until September 2005. From 2003 until February 2005 Mr. Green was the Chief Operations Officer for GS CleanTech. Until it was acquired by GS CleanTech Corporation in 2003, Mr. Green was the vice president and an owner of the environmental services division of R.M. Jones & Co., Inc. ("Jones"). Mr. Green was formerly employed as the Chief Operations Officer for Heritage Environmental Services, and as Vice President for Laidlaw, Inc., where he was responsible for what is now the chemical services division of Clean Harbors, with 24 operations in North America, over 1500 employees and $200 million in revenue. He has also served as president of North East Solvents, where he grew a $40 million company from sales of $4 million within four years before being acquired by Laidlaw, Inc. Mr. Green holds undergraduate and advanced degrees in biochemistry and medicinal chemistry and has participated in executive MBA programs.

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

Based solely on the Company's review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2006, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

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

AUDIT COMMITTEE; COMPENSATION COMMITTEE

The Board of Directors does not have an audit or a compensation committee, due to the fact that there is only one director. The Board of Directors also does not have an audit committee financial expert, for the same reason.

CODE OF CONDUCT AND ETHICS

The Company has adopted a written code of conduct and ethics that applies to all directors, and employees, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to GS CleanTech Corporation, One Penn Plaza, Suite 1612, New York, NY 10119.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by the Company and its subsidiaries to Kevin Kreisler, Chairman of the board and Chief Financial officer, Dave Winsness, its Chief Executive Officer, and James Green, President of Enviro-Safe Corporation. There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2006 exceeded $100,000. Mr. Kreisler has cancelled his 2006 option awards in 2007.

                                                      Stock          Option            Other
Kevin Kreisler      Year     Salary      Bonus        Awards         Awards        Compensation
-------------------- ------- ----------- ----------- -------------- ------------- --------------------
                     2006       --          --         $25,000       $380,000(1)         --
                     2005    $103,462       --           --             --               --
                     2004    $129,807       --           --             --               --

                                                       Stock          Option            Other
David Winsness      Year     Salary      Bonus         Awards         Awards        Compensation
-------------------- ------- ----------- ----------- -------------- ------------- --------------------
                     2006       --          --         $79,875       $95,000             --
                     2005       --          --           --             --               --
                     2004       --          --           --             --               --

                                                       Stock         Option             Other
James Green         Year     Salary       Bonus        Awards        Awards         Compensation
-------------------- ------ ------------ ----------- ------------- -------------- --------------------
                     2006    $151,375        --           --            --                --
                     2005    $156,923        --        $100,000         --                --
                     2004    $146,537        --           --            --                --

(1)  Mr. Kreisler has cancelled his 2006 option awards in 2007.


EQUITY AWARDS

The following tables set forth certain information regarding the stock options acquired by the executive officer named in the table above during the year ended December 31, 2006 and those options held by the officers on December 31, 2006.

                         Option Grants in the Last Fiscal Year
                         -------------------------------------

                                                Percent of                                   Potential realizable
                                                   total                                       value at assumed
                                Number of         options                                      annual rates of
                               securities       granted to     Exercise                        appreciation for
                               underlying      employees in      Price                           option term
                             option granted     fiscal year    ($/share)                    ---------------------
                                                                                               5%         10%
  ------------------------- ------------------ -------------- ------------ ---------------- ---------- ----------
  Kevin Kreisler(1)             10,000,000          6.6%          $0.04        3/31/2016     $230,382    $603,778
  David Winsness                 2,500,000          3.8%          $0.04        3/31/2016     $57,595     $150,944

(1)  Mr. Kreisler has cancelled his 2006 option awards in 2007.

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2006 and held by the officers unvested at December 31, 2006.

                       Unvested Stock Awards in the Last Fiscal Year
                       -------------------------------------------
               Number of Shares That             Market Value of Shares That
               Have Not Vested                       Have Not Vested
--------- ------------------------------------------------------------------
   None              --                                        --


OPTION GRANTS IN LAST FISCAL YEAR TO NAMED EXECUTIVE OFFICERS.

The named executive officers of the Company do not hold any options to purchase shares of GS CleanTech's common stock for the year ended December 31, 2005.

COMPENSATION OF DIRECTORS

The sole member of the Board is not compensated for services as such.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plan as of December 31, 2006:

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

---------------------------------------------------------------------------------------------------------------
Equity compensation plans               99,831,473                   $1.30                   5,322,652
approved by security holders
Equity compensation plans not               --                         --                        --
approved by security holders
Total                                   99,831,473                   $1.30                   5,322,652

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the voting stock beneficially owned by any person who, to our knowledge, owned beneficially more than 5% of any class of voting stock. Mr. Kreisler is the only officer and the only member of the Board of Directors of GS CleanTech.

                                    Amount and Nature of Beneficial Ownership
                                   ------------------------------------------
Name and Address                                  Percentage       Series D      Percentage      Percentage of
of Beneficial Owner(1)             Common            of Class     Preferred       of Class       Voting Power
-------------------              ---------        -----------     ---------      -----------     ------------
Kevin Kreisler(2)                     --               0%       1,000,000          100%             80%

(1) The address of each shareholder is c/o GS CleanTech Corporation, One Penn Plaza, Suite 1612, New York, NY 10119.

(2) All shares listed for Kevin Kreisler are owned of record by GreenShift Corporation, of which Mr. Kreisler is Chairman and majority shareholder.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
            DIRECTOR INDEPENDENCE

During 2006, and in connection with the Company's various acquisitions and the requirements of financings, the Company was party to the following significant related party transactions:

On March 24, 2006 GS CleanTech issued 1,000,000 shares of Series D Preferred Stock to GreenShift Corporation. In consideration of the Series D shares, GreenShift Corporation surrendered 750,000 shares of GS CleanTech's Series C Preferred Stock and 63,633,322 shares of GS CleanTech common stock.

On October 31, 2006, the Company guaranteed the following obligations:

a. 14-month Term Note in the principal amount of $6,000,000 issued by NextGen Acquisition, Inc. to Stillwater Asset-Based Fund, LP;

b. 3-year Secured Convertible Debenture in the principal amount of $13,000,000 issued by GS AgriFuels Corporation to Cornell Capital Partners, LP.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
            DIRECTOR INDEPENDENCE (continued)

The Company's guaranty was secured by a pledge of its assets.

The proceeds of the financing transactions were used to fund the acquisition by GS AgriFuels Corporation of NextGen Fuels, Inc.

GS AgriFuels Corporation is a subsidiary of GreenShift Corporation, which owns 80% of the equity in GS CleanTech Corporation. NextGen Fuels, Inc. is a subsidiary of GS AgriFuels Corporation.

Director  Independence

The Company's sole director is not independent, as "independence" is define by the Rules of the NASDAQ National Market system.



                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8K


The following are exhibits filed as part of GS CleanTech's Form 10KSB for the year ended December 31, 2006:

Index to Exhibits

Exhibit Number             Description

3.1 Certificate of Incorporation, as amended - filed as an exhibit to the Current Report on Form 8-K filed on July 15, 2005 and incorporated herein by reference.

3.1(a) Agreement and Plan of Merger with Incode Technologies Corporation - filed as an exhibit to the Current Report on Form 8-K filed on July 15, 2005 and incorporated herein by reference.

3.2 By-Laws - filed as an exhibit to the Current Report on Form 8-K filed on July 15, 2005 and incorporated herein by reference.

10.1 Guaranty Agreement dated October 25, 2006 among Stillwater Asset-Based Fund, LP and GreenShift Corporation, GS AgriFuels Corporation, GS Energy Corporation and GS CleanTech Corporation.

10.2 Pledge Agreement dated October 25, 2006 between Stillwater Asset-Based Fund, LP and GS AgriFuels Corporation.

31.1 Certification    of   Chief    Executive    Officer    pursuant   to   Rule
     13a-14(a)/15d-14(a),   as  adopted   pursuant   to   Section   302  of  the
     Sarbanes-Oxley Act of 2002.

31.2 Certification  of Chief Financial and Accounting  Officer  pursuant to Rule
     13a-14(a)/15d-14(a),   as  adopted   pursuant   to   Section   302  of  the
     Sarbanes-Oxley Act of 2002.

32.1 Certification  of Chief  Executive  Officer  and  Chief  Financial  Officer
     pursuant  to  18  U.S.C.   Section  1350,   as  adopted   pursuant  to  the
     Sarbanes-Oxley Act of 2002.




ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

Fees for professional services provided by GS CleanTech's independent auditors, Rosenburg, Rich, Baker Berman and Company for the years ended December 31, 2006 and 2005 are as follows:

                                       2006             2005
                                   -------------------------------
Audit fees                        $       90,000    $      80,000
Audit-related fees                        35,000           30,000
Tax fees                                  10,000           10,000
Other fees                                   --               --
                                   --------------   -------------
       Total fees                 $      135,000    $     120,000
                                  ==============    =============


Audit fees consist of fees related to GS CleanTech's year end financial statements and review of GS CleanTech's quarterly reports on Form 10QSB. Tax fees consist of fees related to analysis of GS CleanTech's net operating loss carry forwards and preparation of GS CleanTech's United States federal, state, and local tax returns in 2006 and 2005.

It is the policy of GS CleanTech's board of directors to approve all engagements of GS CleanTech's independent auditors to render audit or non-audit services prior to the initiation of such services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.


GS CLEANTECH CORPORATION

By:            /S/      DAVID WINSNESS
                        ------------------------
                        DAVID WINSNESS
                        Chief Executive Officer

Date:                   April 16, 2007


In accordance with the Exchange Act, this Report has been signed below on April 13, 2007 by the following persons, and in the capacities and on the dates indicated.

By:            /S/      DAVID WINSNESS
                        ------------------------
                        DAVID WINSNESS
                        Chief Executive Officer

Date:                   April 16, 2007

By:            /S/      KEVIN KREISLER
                        ------------------------
                        KEVIN KREISLER
                        Chief Financial Officer, Director

Date:                   April 16, 2007