Form 10QSB
period 2007-03-31
GS Cleantech Corp
filed 2007-05-21
CIK 1269127

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X

The number of outstanding shares of common stock as of May 21, 2007 was 410,660,805.



Transitional Small Business Disclosure Format:  Yes         No  X
                                                    -----      --

GS CLEANTECH CORPORATION
4


                                      QUARTERLY REPORT ON FORM 10QSB
                               FOR THE FISCAL QUARTER ENDED MARCH 31, 2007

                                            TABLE OF CONTENTS
                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements (unaudited)...............................................................3
                  Consolidated Balance Sheet - March 31, 2007 (unaudited)........................................4
                  Consolidated Statements of Operations - for the Three Months Ended March 31, 2007
                  (unaudited) and 2006 (unaudited)...............................................................5
                  Consolidated Statements of Cash Flows - for the Three Months Ended March 31, 2007
                  (unaudited) and 2006 (unaudited)...............................................................6
                  Notes to Consolidated Financial Statements.....................................................7
Item 2.           Management's Discussion and Analysis..........................................................20
Item 3.           Controls and Procedures.......................................................................28

Part II           Other Information
Item 1.           Legal Proceedings.............................................................................29
Item 2.           Unregistered Sale of Equity Securities and Use of Proceeds....................................29
Item 3.           Defaults Upon Senior Securities...............................................................29
Item 4.           Submission of Matters to a Vote of Security Holders...........................................29
Item 5.           Other Information ............................................................................29
Item 6.           Exhibits and Reports on Form 8K...............................................................29

Signatures                                                                                                      30

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED FOR MARCH 31, 2007)


                            GS CLEANTECH CORPORATION
                           CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2007 (UNAUDITED)

ASSETS:                                                             3/31/07
                                                                  -----------
Current assets:
   Cash ......................................................   $    254,246
   Accounts receivable, net of allowance of doubtful accounts       2,418,746
Loans due from affiliate .....................................        469,192
   Inventory .................................................        611,866
   Project development costs .................................        276,664
   Prepaid expenses and other current assets .................        351,544
                                                                 ------------
            Total current assets .............................      4,382,258
                                                                 ------------

Other Assets:
   Property and equipment, net ...............................      1,289,192
   Deposits ..................................................        104,297
   Construction in progress ..................................      2,235,651
   Intangible assets, net ....................................        221,586
   Deferred Taxes ............................................         36,313
   Deferred financing costs, net .............................        303,333
   Investments in unconsolidated subsidiaries, at cost .......      1,500,295
   Goodwill, net .............................................      4,010,303
   Assets of discontinued operations, net of current .........          7,500
                                                                 ------------
       Total other assets ....................................      9,708,470
                                                                 ------------

TOTAL ASSETS .................................................   $ 14,090,728
                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:

   Short term borrowings - affiliate .........................   $  2,241,485
   Short term borrowings - other .............................          7,014
   Accrued interest payable - affiliate ......................        196,777
   Accounts payable - affiliate ..............................        770,000
   Note payable - related party ..............................        130,000
   Accounts payable ..........................................      2,427,713
   Billings in excess of earnings ............................         37,765
   Accrued expenses ..........................................      1,251,601
   Deferred taxes ............................................         36,607
   Current maturities of long-term debt ......................        156,806
   Liability for derivative instruments ......................      7,849,263
   Current portion of convertible debentures, net of discount       3,787,244
   Current portion of convertible debentures - parent ........        280,196
   Discontinuance of operations, current .....................        433,692
                                                                 ------------

       Total current liabilities .............................     19,606,163
                                                                 ------------

   Loan due to affiliate .....................................        535,608
   Long-term debt, net of current maturities .................        263,811
   Convertible debentures, net of current portion and discount      1,466,667
                                                                 ------------
       Total long term liabilities ...........................      2,266,086
                                                                 ------------

       Total liabilities: ....................................     21,872,249
                                                                 ------------

Minority interest in consolidated subsidiary .................        775,000
                                                                 ------------

Commitments and contingencies ................................           --

Stockholders' equity:
   Convertible preferred stock, $0.001 par value,
     5,000,000 shares authorized:
     Series A: 1,254,244 shares issued and outstanding .......          1,254
     Series B: 151,250 shares issued and outstanding .........            151
     Series C:  -- shares issued and  -- shares outstanding ..           --
Series D: 1,000,000 shares issued and outstanding ............          1,000
   Common stock, $0.001 par value, 500,000,000 authorized;
   305,053,760 shares issued and outstanding .................        305,055
   Additional paid-in capital ................................     54,458,213
   Accumulated deficit .......................................    (63,322,194)
                                                                 ------------
       Total stockholders' equity (deficit) ..................     (8,556,521)
                                                                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................   $ 14,090,728
                                                                 ============

               The notes to the Consolidated Financial Statements
                    are an integral part of these statements



                            GS CLEANTECH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

                                                                         3/31/07         3/31/06
                                                                     -----------------------------

Revenues (includes $27,972 revenue with affiliate) ...............   $   3,291,178    $   3,178,925
   Cost of revenues (includes $7,575 cost of
     sales with affiliate) .......................................       2,344,017        2,387,355
                                                                     -------------    -------------
Gross profit .....................................................         947,161          791,570
                                                                     -------------    -------------

Operating expenses:
   Research and development ......................................            --             34,944
   Stock based compensation ......................................          88,558        2,081,201
   Selling expenses ..............................................         320,734          280,857
   General and administrative expenses ...........................       1,085,232          716,119
                                                                     -------------    -------------
Total operating expenses .........................................       1,494,524        3,113,121

                                                                     -------------    -------------

Operating loss ...................................................        (547,363)      (2,321,551)
                                                                     -------------    -------------

Other income (expense):
   Change in fair value of derivative instruments ................        (436,180)         472,304
   Amortization of deferred finance costs ........................         (37,917)            --
   Forgiveness of debt ...........................................            --            119,242
   Interest expense - affiliate ..................................         (45,075)         (32,979)
   Amortization of debt discount .................................      (1,191,422)      (2,189,069)
   Gain (loss) on equipment disposal .............................            (600)           5,453
   Miscellaneous income ..........................................          11,034            1,000
   Interest expense ..............................................        (284,225)        (111,910)
                                                                     -------------    -------------
     Total other income (expense), net ...........................      (1,984,385)      (1,735,959)
                                                                     -------------    -------------

Loss before provision for income taxes ...........................      (2,531,748)      (4,057,510)

Provision for income taxes .......................................          37,972            4,309
                                                                     -------------    -------------

Net loss from continuing operations ..............................   $  (2,569,720)   $  (4,061,819)
                                                                     =============    =============

Discontinued operations:

         Gain from discontinued operations .......................   $        --      $     100,053
         Gain on disposal of discontinued operations .............       2,494,946            6,000
                                                                     -------------    -------------
                   Total discontinued operations .................       2,494,946          106,053
                                                                     =============    =============

Net loss .........................................................         (74,774)      (3,955,766)

Preferred dividends ..............................................        (151,875)        (681,594)
                                                                     -------------    -------------

Net loss attributable to common shareholders .....................        (226,649)      (4,637,360)
                                                                     =============    =============

Loss per common share, basic and diluted - continuing operations .           (0.00)           (0.02)
                                                                     -------------    -------------

Loss per common share, basic and diluted - discontinued operations            --              (0.00)
                                                                     -------------    -------------

Net loss per common share, basic and diluted .....................   $       (0.00)   $       (0.02)
                                                                     -------------    -------------

Weighted average shares of common stock outstanding, .............     294,063,004      182,599,567
basic and diluted


     The notes to the Consolidated Financial Statements are an integral part of these statements.


                                         GS CLEANTECH CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)
                                      AND MARCH 31, 2006 (UNAUDITED)

                                                                       3/31/07       3/31/06
                                                                   ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss .......................................................   $   (74,774)   $(3,955,766)
Adjustments to reconcile net loss to net cash
 used in operating activities:

   Depreciation and amortization ...............................        66,380         56,934
   Amortization of deferred financing costs ....................        37,917           --
   Change in allowance for doubtful accounts ...................       (52,448)        (3,335)
   Deferred tax ................................................        17,832           --
   Change in fair value of derivatives .........................       436,180       (472,304)
Amortization of debt discount ..................................     1,191,422      2,189,069
Stock based compensation .......................................         4,984      2,081,201
   Assets of discontinued operations ...........................          --          221,427
   Liabilities of discontinued operations ......................       (10,600)      (448,549)
   Gain (loss) on equipment disposal ...........................           600         (5,453)
   Stock issued for services - affiliate .......................        83,574         75,000
   Amortization of beneficial conversion feature ...............       113,080           --
   Gain on sale of discontinued operations .....................    (2,494,946)          --

Changes in assets and liabilities, net of acquisitions
     Accounts receivable, net ..................................      (223,920)      (231,101)
     Accounts receivable - related party .......................        27,972           --
     Prepaid expenses ..........................................       (35,097)      (148,662)
     Deposits ..................................................          --              202
     Inventory .................................................          --         (316,323)
     Earnings in excess of billings ............................          --           (8,798)
     Billings and costs in excess of earnings ..................       (25,208)       231,536
     Accounts payable ..........................................       559,031        649,646
     Accounts payable - related party ..........................        83,656
     Accrued expenses ..........................................        22,685       (428,542)
                                                                   -----------    -----------
       Net cash used in operating activities ...................      (271,680)      (513,818)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Long term investment ........................................       282,672           --
   Construction in progress ....................................      (685,240)          --
   Project development costs ...................................        (6,191)          --
   Additions to and acquisition of property, plant and equipment       (13,188)          --
                                                                   -----------    -----------
       Net used in investing activities ........................      (421,948)          --
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Short term borrowings .......................................        (3,500)        (3,740)
   Loan due from affiliate .....................................      (294,317)          --
   Loan due to related party ...................................       130,000           --
   Convertible debenture .......................................          --         (462,048)
   Loan due to affiliate .......................................       703,890        874,239
   Issuance of long term debt ..................................          --           (6,047)
   Repayment of long-term debt .................................       (38,827)       (35,814)
Repayment of term financing ....................................          --          (25,000)
                                                                   -----------    -----------
     Net cash provided by financing activities .................       497,246        341,590
                                                                   -----------    -----------

Decrease in cash ...............................................      (196,381)      (172,228)

Cash at beginning of year ......................................       450,627        363,382
                                                                   -----------    -----------

Cash at end of year ............................................   $   254,246    $   191,154
                                                                   ===========    ===========



     The Notes to Consolidated Financial Statements are an integral part of these statements.

                            GS CLEANTECH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1        BASIS OF PRESENTATION

The consolidated interim financial statements included herein have been prepared by GS CleanTech Corp. ("GS CleanTech" or "the Company"), pursuant to the rules and regulations of the Securities and Exchange Commission with regard to Regulation S-B and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

2        GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $226,649 for the three months ended March 31, 2007. As of March 31, 2007 the Company had $254,246 in cash, and current liabilities exceeded current assets by $15,223,906 including $7,849,265 in derivative liability instruments. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

3        SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

For the period ended March 31, 2007,  the  accompanying  consolidated  financial
statements   include  all   accounts  of  GS  CleanTech   Corporation   and  its
subsidiaries:

o    GS   EnviroServices   (TDS   (Telemedicine)   Inc.)  -  owns  100%  of  the
     environmental services divisions of Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a Jones Environmental Services, NE).

o    GS Industrial Design - owns 100% of the process engineering division.

o GS CleanTech Ventures - owns 10% of Ovation Products Corp, and 3% of General Hydrogen Corp. Ovation Products Corp. and General Hydrogen Corp. were integrated into GS CleanTech Ventures using the Cost Method of accounting (see cost method accounting for unconsolidated subsidiaries below).

All significant inter company balances and transactions were eliminated in consolidation. The financial statements for the period ended March 31, 2007 have been consolidated to include the accounts of GS Industrial Design, GS EnviroServices, and GS CleanTech Ventures beginning January 2007.

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

                            GS CLEANTECH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

PROPERTY AND EQUIPMENT

Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the lease or their useful lives. Gains and losses on depreciable assets retired or sold are recognized in the combined income statement in the year of disposal, and repair and maintenance expenditures are expensed  as  incurred.  Property,  plant  and  equipment  are  stated  at cost.
Expenditures for major renewals and improvements which extend the life or usefulness of the asset, are capitalized. Once an asset has been completed and placed in service, it is transferred to the appropriate category and depreciation commences.

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for its goodwill and intangible assets pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology.

Intangibles with definite lives consist primarily of permits which have useful lives and are subject to impairment testing in the event of certain indicators. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

LONG-LIVED ASSETS

The Company assesses the valuation of components of its property and equipment and other long-lived assets whenever events or circumstances dictate that the carrying value might not be recoverable. The Company bases its evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such

                            GS CLEANTECH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


LONG LIVED ASSETS (continued)

factors indicate that the carrying amount of an asset or asset group may not be recoverable, the Company determines whether impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist. If the estimate of undiscounted cash flows during the estimated useful life of the asset is less than the carrying value of the asset, the Company recognizes a loss for the difference between the carrying value of the asset and its estimated fair value, generally measured by the present value of the estimated cash flows.

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

DERIVATIVE FINANCIAL INSTRUMENTS

Certain of the Company's debt and equity instruments include embedded derivatives that require bifurcation from the host contract under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under the provisions of this statement, the Company records the related derivative liabilities at fair value and records the accounting gain or loss resulting from the change in fair values at the end of each reporting period. Change in the derivatives instruments resulted in a loss of $(436,180) and income of $472,304 for the three months ended March 31, 2007 and 2006, respectively.

FINANCIAL INSTRUMENTS

The carrying values of accounts receivable, other receivables, accounts payable, and accrued expenses approximate their fair values due to their short term maturities. The carrying values of the Company's long-term debt approximate their fair values based upon a comparison of the interest rate and terms of such debt to the rates and terms of debt currently available to the Company.

3         CONCENTRATIONS

The Company maintains cash balances with financial institutions that at times may exceed the limits insured by the Federal Deposit Insurance Corporation. Cash balances in excess of these limits at March 31, 2007 amounted to $154,246.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflect the Company's best estimate of the amounts that may not be collected. This estimate is based on reviews of all balances in excess of 90 days from the invoice date. Based on this assessment of current credit worthiness, the Company estimates the portion, if any, of the balance that will not be collected. Management also considers the need for additional general reserves and reviews its valuation allowance on a quarterly basis.

                            GS CLEANTECH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3         CONCENTRATIONS (continued)

Accounts receivable at March 31, 2007 are approximated as follows:

Accounts receivable .................   $ 2,525,550
Less: allowance for doubtful accounts      (106,804)
                                        -----------
Accounts receivable, net ............   $ 2,418,746
                                        ===========

4        STOCKHOLDERS EQUITY

The Company accounts for stock and stock options issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. Effective January 1, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS)123R SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

STOCK OPTIONS

Activity under the Plan and issuances of options and/or warrants for the year ended March 31, 2007 is as follows:


                                    Number of Shares  Weighted Average
                                                       Exercise Price
                                    --------------------------------------

Outstanding at December 31, 2005    10,200,427    $   0.39
Granted at fair value ..........    40,000,000        0.04
Forfeited ......................      (368,954)       1.83
Exercised ......................          --          --
                                   -----------    --------
Outstanding at December 31, 2006    49,831,473    $   0.10
Granted at fair value ..........          --          --
Forfeited ......................          --          --
Exercised ......................          --          --
                                   -----------    --------
Outstanding at March 31, 2007 ..    49,831,473    $   0.10

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

5         DISCONTINUED OPERATIONS

During the year ended December 31, 2006, the GS CleanTech Board of Directors adopted a plan for the sale of the Company's environmental consulting business located in Mount Arlington, New Jersey operated by EnviroSciences Inc. The assets and liabilities of this operation are presented as discontinued operations in the accompanying financial statements. On May 4, 2007, the Company executed a Share Purchase Agreement with the former owners (the seller) of EnviroServices with an effective date of January 1, 2007. In exchange for the acquisition shares, the seller agreed the pay $250,000 to the Company. As of March 31, 2007, this cash is included in prepaid expenses. The Company recognized a gain of $2,494,946 from the sale. A breakdown of this purchase is as follows:

Cash received on purchase .....................   $  250,000

Assets disposed of ............................    1,298,382
Liabilities disposed of .......................    3,543,328
                                                  ----------
Net gain on disposal  of assets and liabilities    2,244,946
                                                  ----------

Total gain on sales of discontinued operation .   $2,494,946
                                                  ==========

On October 24, 2005, the GS CleanTech Corporation Board of Directors adopted a plan to close the Paterson, New Jersey recycling facility operated by American Metal Recovery Corporation ("AMRC"). The plan included the

GS CLEANTECH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5        DISCONTINUED OPERATIONS (continued)

discontinuation of the operations of Metal Recovery Transportation Corporation ("MRTC") during 2005, as well. The decision to terminate operations at the Paterson facility was made due to overall economic factors, in particular the decreasing volume of inorganic, metal bearing wastes suitable for recycling. AMRC has ceased accepting waste and has removed all hazardous waste from the facility. AMRC has disposed of all of the equipment and cleaned the facility as required by regulation and surrendered the premises on December 31, 2005. The results of the recycling business are recorded as discontinued operations.

The components of discontinued operations are as follows:


                                                                           2007           2006
                                                                           ----           ----
Net revenues ........................................................   $        --     $ 1,072,226
Cost of revenues ....................................................            --         601,451
                                                                        -------------   -----------
           Gross profit .............................................            --         470,775
                                                                        -------------   -----------

Selling, general and administrative expense .........................            --         314,632
                                                                        -------------   -----------
           Income from operations ...................................            --         156,143
                                                                        -------------   -----------

Other income and expenses, net ......................................            --         (26,552)
                                                                        -------------   -----------
           Total other income and expense ...........................            --         (26,552)
                                                                        -------------   -----------

           Income before provision for income taxes .................            --        (127,591)

Total provision for tax .............................................            --         (27,538)
                                                                        -------------   -----------
           Net income (loss) from discontinued operations ...........            --         100,053
                   Gain (loss) on disposal of discontinued operations            --           6,000
                                                                        -------------   -----------
                   Total income (loss) - discontinued operations ....   $        --     $   106,053
                                                                        =============   ===========


The results presented above for 2007 and 2006 include the operating activity for the discontinued operations for the 3 month period. Assets and liabilities of the discontinued businesses were reported as net assets and net liabilities (current and net of current) of discontinued operations at March 31, 2007.

Assets and liabilities of discontinued operations as of March 31, 2007 are as follows:

Non-current assets of discontinued operations

     Other assets .....................................   $   7,500
                                                          =========
           Total assets of discontinued operations ....       7,500
                                                          =========

Current liabilities of discontinued operations:
     Accounts payable .................................     254,958
     Accrued Expenses .................................     178,733
                                                          ---------
           Total liabilities of discontinued operations     433,691
                                                          ---------

Net assets of discontinued operations .................   $(426,191)
                                                          =========

6         DEPOSITS

In 2005, the Company deposited $90,000 to satisfy an environmental bond obligation for potential site clean-up of the Lowell location. In accordance with the agreement, the trustee is TD Banknorth and beneficiary is the Massachusetts Department of Environmental Protection.

Other deposits in the amount $14,297 are for security deposits on property leases and deposits for our hazardous waste transporter permits.

7        GOODWILL AND INTANGIBLE ASSETS

The Company reviews its Goodwill annually at December 31 each year for possible impairment and more frequently if events or changes in circumstances indicate Goodwill might be impaired. The fair value of the Company's reporting units is analyzed using a discounted cash flow valuation approach. The discounted cash flow calculation is made utilizing various assumptions and estimates regarding future revenues and expenses, cash flow and discount

                            GS CLEANTECH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7        GOODWILL AND INTANGIBLE ASSETS (continued)

rates. The assumptions used are sometimes significantly different than historical results due to the Company's current business initiatives. If the Company fails to achieve results in line with the assumptions used, intangible assets may be impaired. Possible impairment may exist if the fair value computed using the discounted cash flow valuation approach is lower than the carrying amount of the reporting unit (including goodwill). Further analysis would be required if possible impairment exists by comparing the implied fair value of the reporting unit, which is the excess of the fair value of the reporting unit over amounts assigned to the reporting unit's assets and liabilities, to the carrying amount of goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value, an impairment loss equal to the difference would be recorded and goodwill would be written down. As of March 31, 2007 the Company does not believe any impairment of Goodwill or other intangible assets has occurred.

Intangible assets at March 31, 2007 include the following.

Patent .................   $  50,000
Permits ................     216,500
Accumulated amortization     (44,914)
                           ---------
    Permits, net .......   $ 221,586
                           =========

Amortization of intangible assets was $6,729 and $2,727 for the three months ended March 31, 2007 and 2006 respectively. Estimated amortization expense for future years is as follows:

         2007   $  9,790
         2008     14,117
         2009     14,117
         2010     14,117
         2011     14,117
Thereafter       155,328
                --------
Total           $221,586
                ========

8         PROPERTY AND EQUIPMENT

Property, plant and equipment consist of the following at March 31, 2007:

Land and building ...........   $   675,000
Furniture and fixtures ......        61,178
Machinery & Equipment .......        98,839
Vehicles ....................       859,148
Computer Equipment ..........        31,496
Leasehold  Improvements .....       145,697
-----------------------------   -----------
                                  1,871,360
Less accumulated depreciation      (582,168)
                                -----------
Net fixed assets ............   $ 1,289,192
                                ===========

9         SHORT TERM BORROWINGS

SHORT TERM BORROWINGS

The company is party to certain vendor composition plans that were established in 2003. Currently $7,014 is in default and due upon demand.

10        LONG TERM DEBT

                            NOTE PAYABLE - AFFILIATE

During the three months ended March 31, 2007, the Company borrowed $656,713 from GreenShift Corporation. Interest is accrued at a rate of 8%. As of March 31, 2007, the total loan balance due to GreenShift Corporation was

                            GS CLEANTECH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10       LONG TERM DEBT (continued)

$2,767,589 with $2,231,981  currently due and $535,608 due December 31, 2008. In addition, the Company owes $9,504 to Mean Green, an affiliate of the Company. The total amount due to affiliates as of March 31, 2007 is $2,777,093. GreenShift is a majority shareholder of GS CleanTech Corporation, the Company's parent and is controlled by Kevin Kreisler, Chairman and Chief Financial Officer of GS CleanTech.

VEHICLE LOANS

The Company has vehicle loans with varying interest rates from 0% to 11.45%. These loans have maturity dates that range from February 2007 to December 2012. As of March 31, 2007, vehicle notes totaled $420,617 with $156,806 currently due.

The following is a summary of GS EnviroService's long term debt as of March 31, 2007:

Current maturities of long-term debt:

     Vehicle loans and other current obligations .....   $156,806
                                                         --------
Total current maturities of long-term debt ...........    156,806

Long-term debt

     Note payable - affiliate ........................    535,608
     Vehicle loans and other current obligations .....    263,811
                                                         --------
Total long-term debt, net of current maturities ......    799,419

         Total long term debt, current and non-current   $956,225
                                                         ========

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements of March 31, 2007 and the Company's ability to meet such obligations:

Year                                Amount
----                                ------
2007                               $156,806
2008                                647,789
2009                                 85,264
2010                                 59,703
2011 and thereafter                   6,663
                                   --------
Total minimum payments due under   $956,225
                                   ========

11         CONVERTIBLE DEBENTURES

In the first quarter of 2006, five parties assumed the debt of $3,500,000 from another convertible debt holder of the company. In exchange for these debt assumptions the company issued convertible debentures totaling $3,500,000 to these parties. As of December 31, 2006, $311,523 of these debentures were not converted. A breakdown of transactions for parties with activity in the three months ended March 31, 2007 is described below.

SERENITY CAPITAL

In February 2006 the company issued a $500,000 convertible debenture to Serenity Capital, LLC (Serenity) in exchange for Serenity's assumption of $500,000 in debt. The debenture is convertible at the lesser of $0.02 or 80% of the average closing market price of the Company's common stock prior to the date of conversion. A note discount of $500,000 and a derivative liability of $1,672,500 were recorded at the assumption date. During the year 2006 Serenity effected conversions totaling $288,477 into a total of 14,423,880 shares of the Company's common stock. During the year ended 2006 interest expense from accretion of the debt discount was $464,465 and the gain on the fair market value of the derivative liability was $1,401,372. As of December 31, 2006, the principal amount due on the debenture was $211,523. During the three months ended March 31, 2007, interest expense from accretion of the debt discount was $35,535 and gain on the fair market value of the derivative liability was $271,128. In March 2007, the remaining principal on the debenture was converted into 10,576,120 shares of common stock.

CYRUS CAPITAL

In February 2006 the company issued a $500,000 convertible debenture to Cyrus Capital, LLC (Cyrus) in exchange for Cyrus's assumption of $500,000 in debt. The debenture is convertible at the lesser of $0.02 or 80% of the average closing market price of the Company's common stock prior to the date of conversion. A note discount of

                            GS CLEANTECH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11         CONVERTIBLE DEBENTURES (continued)

$500,000 and a derivative liability of $1,672,000 were recorded at the assumption date. During the year 2006, Cyrus effected conversions totaling $400,000 into a total of 20,000,000 shares of the Company's common stock. As of December 31, 2006, principal amount due on the debenture was $100,000. Interest is accrued at a rate of 5% on the principal balance. As of December 31, 2006, $4,644 of interest is accrued on this debenture. During the three months ended March 31, 2007, interest expense from accretion of the debt discount was $31,350 and gain on the fair market value of the derivative liability was $128,188. In March 2007, the remaining principal on the debenture was converted into 5,000,000 shares of Common Stock. Cyrus is owned by a family member of the Company's chairman.

TRANSACTIONS WITH CORNELL CAPITAL PARTNERS

On April 13, 2006, GS CleanTech entered into a Securities Purchase Agreement with Cornell Capital Partners, LP, under which Cornell purchased a Convertible Debenture in the amount of $4,400,000. The Company paid $440,000 in deferred finance costs and $15,000 in structuring fees as part of this transaction. The conversion price of the Debenture is equal to the lesser of $0.10 per share or 90% of the volume weighted average price of the Company's common stock for the thirty days preceding conversion. Cornell will be entitled to convert the Debenture on the basis of the conversion price into GS CleanTech common stock, provided that Cornell cannot convert into shares that would cause Cornell to own more than 4.99% of GS CleanTech's outstanding common stock. The Debenture bears interest at 5% per annum. Accrued interest and the principal amount are payable on April 1, 2009. GS CleanTech's obligations under the Debenture are secured by a pledge of all of its assets. The proceeds of the Debenture may only be used by GS CleanTech to support the deployment by GS CleanTech's wholly owned subsidiary, GS Industrial Design, Inc. ("GIDC"), of its various technologies, specifically including GIDC's Corn Oil Extraction and CO2 BioReactor technologies. In connection with the debenture the Company issued to Cornell a five year Warrant to purchase 7,500,000 common shares at $0.10 per share, a five year Warrant to purchase 7,500,000 common shares at $0.15 per share, a five year Warrant to purchase 15,000,000 common shares at $0.20 per share, a five year Warrant to purchase 20,000,000 common shares at $0.25 per share. The Company may redeem the debentures at any time for an amount equal to 120% of the outstanding principal and accrued interest. A note discount of $4,400,000 and a derivative liability of $14,958,108 were recorded at the assumption date. As of December 31, 2006 the balance due for debentures due to Cornell Capital Partners, LP was $4,400,000 and interest of $157,055 has been accrued. During the three months ended March 31, 2007, interest expense from accretion of the debt discount was $366,667 and gain on the fair market value of the derivative liability was $189,380.

On April 21, 2006 Cornell Capital Partners, LP purchased from Laurus Master Fund, Ltd. the Secured Minimum Borrowing Note and the Revolving Note that GS CleanTech issued to Laurus on March 31, 2004. The aggregate debt, including accrued interest and penalties, was $2,193,047. Subsequently GS CleanTech agreed with Cornell Capital Partners to amend the Revolving Note such that its terms are now identical to the Secured Minimum Borrowing Note. The debenture bears interest at a rate of the prime lending rate plus 5%. GS CleanTech also agreed to modify the conversion feature of the two Notes. The debentures, as modified, may be converted by Cornell Capital Partners into common stock at a conversion rate equal to the lesser of (a) $0.10 per share or (b) 90% of the lowest volume weighted average price for the thirty trading days preceding conversion. A note discount of $2,193,047 and a derivative liability of $18,444,715 were recorded at the assumption date. On May 2, 2006, Cornell Capital Partners, LP effected conversions totaling $90,900, corresponding to 3,000,000 shares of the Company's common stock. As of December 31, 2006 the balance due for debenture due to Cornell Capital Partners, LP was $2,102,147 and interest of $196,858 has been accrued. During the three months ended March 31, 2007, $433,703 was converted into 16,066,121 shares of Common Stock. Interest expense from accretion of the debt discount was $112,101 and loss on the fair market value of the derivative liability was $609,331.

On July 1, 2006, GS CleanTech assumed from GreenShift Corporation, 100% of the outstanding capital stock of GS EnviroServices, Inc. (f/k/a GreenWorks Corporation) and 100% of the outstanding capital stock of GS CleanTech Ventures, Inc. (see Note 6 Acquisitions). In exchange for the shares in GS EnviroServices and GS CleanTech Ventures, GS CleanTech assumed GreenShift's obligation of a Securities Purchase Agreement with Cornell Capital Partners, LP in the principal amount of $1,900,000. GS CleanTech has also agreed to amend the Series D Preferred Stock now held by GreenShift to increase the portion of GS CleanTech's equity represented by the Series D shares from 70% to 80%. The Note, as assumed is convertible into GS CleanTech's common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of GS CleanTech's common

                            GS CLEANTECH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11         CONVERTIBLE DEBENTURES (continued)

stock for the thirty days preceding conversion provided that the shareholder may not convert any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of GS CleanTech's outstanding common stock. The Debenture bears interest at 5% per annum. Accrued interest and the principal amount are payable on April 1, 2008. A note discount of $1,471,740 and a derivative liability of $1,471,740 were recorded at the assumption date. As of December 31, 2006 the balance due for the debenture due to Cornell Capital Partners, LP was $1,900,000 and interest of $47,500 has been accrued. During the three months ended March 31, 2007, interest expense from accretion of the debt discount was $210,149 and gain on the fair market value of the derivative liability was $487,141.

TRANSACTIONS WITH KERNS MANUFACTURING

On February 28, 2007 GS CleanTech entered into a Stipulation of Settlement to settle the lawsuit titled "Kerns Manufacturing Corp. v. Veridium Corporation and KBF Pollution Management, Inc., which was pending in the Supreme Court of the State of New York (County of Queens, Index No. 19788/03). Pursuant to the Stipulation, GS CleanTech issued to Kerns Manufacturing Corp. (a) a Convertible Debenture in the principal amount of $500,000 that is due on March 31, 2007 and
(b) a Convertible Debenture in the principal amount of $1,000,000 that is due on June 30, 2007. Each Debenture may be converted by its holder into common stock of GS CleanTech at a price equal to 90% of the average of the last trade prices for the common stock during the five days preceding conversion. The total shares issued upon conversion, however, may not, when added to other GS CleanTech shares beneficially owned by the holder, total more that 4.99% of the outstanding GS CleanTech common stock. The Stipulation provides that upon satisfaction of all obligations under the Stipulation, the parties will exchange mutual general releases. If, however, GS CleanTech defaults in satisfying the $500,000 Debenture, then Kerns Manufacturing Corp. may cause the action to be restored to the trial calendar of the New York Supreme Court.

Kerns $0.5 Million Convertible Debenture

A note discount of $290,347 and a derivative liability of $290,347 were recorded at the assumption date. During the three months ended March 31, 2007, interest expense from accretion of the debt discount was $290,347 and loss on the fair market value of the derivative liability was $300,253. As of March 31, 2007, the principal balance on this debenture was $500,000.

Kerns $1.0 Million Convertible Debenture

A note discount of $580,694 and a derivative liability of $580,694 were recorded at the assumption date. During the three months ended March 31, 2007, interest expense from accretion of the debt discount was $145,173 and loss on the fair market value of the derivative liability was $600,469. As of March 31, 2007, the principal balance on this debenture was $1,000,000.

RELATED PARTY CONVERTIBLE NOTE


During 2005, GS CleanTech Corporation borrowed $280,196 from GreenShift Corporation in the form of a convertible promissory note at a rate of 8%. The note was due on September 30, 2006. Based on the terms of the conversion option, the debt was determined to contain a beneficial conversion feature, recorded as a discount on the debt of $20,165, amortizable over the term of the debt. As of March 31, 2007, the debt discount is fully amortized.

The following is a summary of GS CleanTech's convertible debentures as of March 31, 3007:

Current portion of convertible debentures:

     Convertible debenture - GreenShift Corporation   $   280,196
     Cornell Capital, prime & 5%, due March 2007 ..     1,668,444
     Kerns Manufacturing, due March 2007 ..........       500,000
     Kerns Manufacturing, due June 2007 ...........     1,000,000
     Cornell Capital, 5%, due March 2008 ..........     1,900,000
Less note discounts ...............................    (1,281,200)
                                                      -----------
Total current portion of convertible debentures ...   $ 4,067,440

                            GS CLEANTECH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11         CONVERTIBLE DEBENTURES (continued)

Convertible debt, net of current portion:

     Cornell Capital, 5%, due March 2009 ..............   $ 4,400,000
     Less: debt discount ..............................    (2,933,333)
                                                          -----------
Total convertible debentures, net of current maturities     1,466,667

Total convertible debentures, net of discount .........   $ 5,534,107
                                                          ===========

The following chart is presented to assist the reader in analyzing GS CleanTech's ability to fulfill its convertible debenture requirements of March 31, 2007 and GS CleanTech's ability to meet such obligations:

Year          Amount
2007-2008   $3,448,640
2008-2009    1,900,000
2009-2010    4,400,000
            ----------
Total ...   $9,748,640
            ==========

12        EMBEDDED DERIVATIVES

In accordance with of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion features associated with the convertible debentures (see note 10 - Convertible Debentures) are variable and contain an embedded derivative that requires bifurcation from their hosts contacts. The company has recognized the embedded derivatives as a liability at the date the debentures were issued. During the three months ended March 31, 2007, the change in the fair value of the derivative resulted in an accounting loss of $436,180. Amortization of the debt discount totaled $1,191,422. The unamortized portion of the debt discount related to the derivatives was $4,214,533 at March 31, 2007. As of December 31, 2006, the fair value of the derivative liabilities was $7,849,263.

13    COMMITMENTS AND CONTINGENCIES

FACILITIES

GS CleanTech's corporate headquarters is located in New York, New York, in offices provided by GreenShift Corporation. There is no lease associated with this location. The Company maintains its engineering and manufacturing services in Alpharetta, Georgia. The Alpharetta lease is a one year term with a one year option for renewal. The monthly lease payment is $2,550 per month and expires December 31, 2007. The Company leases properties in Sandwich and Milford, Massachusetts which houses our field services operations and administrative offices. The lease in Sandwich, Massachusetts terminates in July of 2009 with a five year option for renewal. The monthly lease payment for the Sandwich location is $1,575 per month. The lease in Milford, Massachusetts is on a month to month basis. The monthly lease payment for the Milford location is $2,600 per month. Additionally, we lease office space in Plainville, Connecticut, which houses our technical services group. The Plainville, Connecticut lease terminates in November of 2007 with a one year option for renewal. The monthly lease payment for the Plainville location is $2,726 per month. We own property in Lowell, Massachusetts, the location of our RCRA permitted Treatment, Storage and Disposal Facility (TSDF). The lease obligations are as follows:


Year                       Operating Leases
2007                          $ 29,775
2008                            18,900
2009                             7,875
     ---------------------------------
Total minimum lease payments  $ 56,550
                              ========

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

                            GS CLEANTECH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13    COMMITMENTS AND CONTINGENCIES (continued)

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

14       GUARANTEE AGREEMENT

On October 31, 2006 GS CleanTech, the Company's parent guaranteed the following obligations:

o 14-month Term Note in the principal amount of $6,000,000 issued by NextGen Acquisition, Inc., to Stillwater Asset-Backed Fund, LP;

o 3-year Secured Convertible Debenture in the principal amount of $13,000,000 issued by GS AgriFuels Corporation to Cornell Capital Partners, LP.

GS CleanTech's guaranty was secured by a pledge of all its assets including the assets of the Company. GS AgriFuels Corporation is a subsidiary of GreenShift Corporation. NextGen Acquisition, Inc., is a subsidiary of GS AgriFuels Corporation.

On March 19, 2007, Cornell Capital Partners, LP and Stillwater Asset Backed Fund, LP consented to subordinate their security interests in the assets of GS EnviroServices in contemplation of entering into a credit facility with a bank.

15       SEGMENT INFORMATION

GS CleanTech currently operates three business segments: Environmental Services, and Process Engineering, and Technology Development. Summarized financial information about each segment is as follows:


For the three months     ---------------------------------------------------------------------
ended March 31, 2007      Corporate    Environmental     Process         Technology
2006                                     Services       Engineering      Development    Total
                        ---------------------------------------------------------------------
Revenue:
2007                           --        3,220,009         71,169           --       3,291,178
2006                           --        3,173,602         75,323           --       3,260,854

Operating Income:
2007                        (80,179)       114,143       (581,327)          --        (547,363)
2006                     (1,859,672)      (154,588)      (307,291)          --      (2,321,550)

Total Assets:
2007                        728,689      8,489,848      3,364,691      1,500,000    14,083,228
2006                         18,375      8,320,144        715,479      1,936,667    10,890,665


Assets of discontinued operations of $7,500 and $1,667,698 for the periods ended March 31, 2007 and 2006 respectively have been excluded from the above segment reporting.

16        MINORITY INTEREST

As a condition precedent to GS CleanTech's closing of the Senior Loan, GS CleanTech's pre-consolidation New World Recycling ("NWR") notes totaling $925,000 ("the NWR Debt") were, on December 19, 2003, converted into 92,500 shares of a non-voting class of preferred equity in GS CleanTech's American Metals Recovery, Corp.

                            GS CLEANTECH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16        MINORITY INTEREST (continued)

("AMRC") subsidiary, the Subsidiary Preferred Equity, with a par value of $0.001. Subsidiary Preferred Equity holders were to receive a quarterly dividend ranging from 3% to 5% of AMRC's annualized revenue, limited to 30% of AMRC's operating income. AMRC failed to generate operating income in 2006 and 2005, therefore no dividends were payable in December 2006 and 2005. The shares could not be liquidated or transferred. Shares of Subsidiary Preferred Equity could be converted at the holder's option at fixed conversion price based on average closing price for the 60 day trading period prior to April 2, 1999. There was no expiration date associated with the conversion option. In December 2004, $100,000 of the Minority Interest was converted into 500,000 shares of GS CleanTech's common stock and a five-year option to purchase 250,000 shares of GS CleanTech's common stock at $0.10 per share. In February 2006, $50,000 of the Minority Interest was converted into $1,666,667 shares of GS CleanTech's common stock at $0.03 per share.

The remaining balance of the NWR debt totaling $775,000 is due to be converted into 7,750,000 shares of GS CleanTech's common stock.

17       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:

                                                                          2007       2006
                                                                        ------------------
Cash paid during the year for the following:
     Interest .......................................................   $ 9,746   $10,739
Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Acquisition of equipment and/or vehicles with long-term debt ...   $32,829   $43,527

18                      RETIREMENT PLAN

The Company maintains a retirement plan pursuant to Section 401(k) of the Internal Revenue Code for its employees. The Company currently does not provide a matching contribution.

19             RELATED PARTY TRANSACTIONS

During the periods ended March 31, 2007 and March 31, 2006, the Company had revenues of $27,971 and $4,000 respectively with affiliates. During the year the Company's parent paid approximately $656,713 cash for the Company's debt obligations. As of March 31, 2007, the total loan balance due to GreenShift Corporation was $2,767,589 with $2,231,981 currently due and $535,608 due December 31, 2008. The note bears interest at a rate of 8%.

During the three months ended March 31, 2007, the Company borrowed $30,000 from David Winsness, the Company's Chief Executive Officer. The note is non interest bearing and payable upon demand. The Company also borrowed $100,000 from Candent Corporation. Candent Corporation is owned by a relative of Kevin Kreisler, Chairman and Chief Financial Officer of GS CleanTech.

During the three months ended March 31 2007, the Company paid $4,952 to R. Green Management for services, a company owned and operated by a relative of James F. Green, President and CEO of GS EnviroServices.

20             INCOME TAXES

The Company provides for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The components of the provision for income taxes as of March 31, 2007 and 2006 were as follows:

                2007      2006
             -----------------
Current ..   $ 9,746   $ 4,309
Deferred .    32,829      --
             -------   -------
     Total   $37,972   $ 4,309
             =======   =======

                            GS CLEANTECH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

20       INCOME TAXES (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax asset and liabilities at March 31, 2007 were as follows:

Deferred tax assets
Allowance for doubtful accounts receivable   $36,313
                                             -------
         Total deferred tax asset ........    36,313
                                             =======
Deferred tax liabilities:
Equipment and property ...................   $33,314
Intangibles ..............................     3,293
                                             -------
   Total deferred tax liability ..........   $36,607
                                             =======

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

21             ACQUISITIONS

On March 19, 2007, GS EnviroServices, Inc. and its wholly owned subsidiaries, Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a/ Jones Environmental Services (NE) Inc.) entered into an Agreement and Plan of Merger and Reorganization ("Merger") with TDS (Telemedicine), a publicly held corporation. 19,000,000 shares the Company's common stock was issued to GS CleanTech in exchange for the purchase of the GS EnviroServices and its subsidiaries. Prior to the merger, the shareholders of TDS (Telemedicine), Inc. retained 4,000,000 shares of common stock in the public company.

The above transaction has been accounted for as a reverse merger (recapitalization) with GS EnviroServices, Inc. being deemed the accounting acquirer and TDS (Telemedicine) Inc. being deemed the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of GS EnviroServices, Inc. (March 19, 2007, its date of inception) as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to additional paid in capital. The basis of the assets and liabilities of GS EnviroServices, Inc. and subsidiaries, the accounting acquirer, has been carried over in the recapitalization.

MERGER AND REINCORPORATION

The Board has approved the reincorporation of tds (Telemedicine) Inc. by changing its state of incorporation from New York to Delaware, which will be effected pursuant to the Merger Agreement. Under the Merger Agreement, the Corporation will be merged with and into its subsidiary, GS EnviroServices, Inc., a Delaware Corporation. GS EnviroServices was recently acquired by tds (Telemedicine), Inc., and is the holding company for all of the business operations of tds (Telemedicine). Upon the effectiveness of the Reincorporation, the New York Corporation will cease to exist and the Delaware Corporation will continue to operate the New York Corporation's business under the name "GS EnviroServices, Inc." (see ITEM 4. Submission of Matters to a Vote of Security Holders).

22       SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the Company entered into a Share Purchase Agreement to purchase the assets of GS Carbon Corporation. In exchange for the Acquisition Shares, the Company has agreed to assume the repayment obligation of a convertible debenture due to Cornell Capital Partners, LP in the amount of $1,125,000 plus any other convertible debt outstanding as of June 30, 2007, with the exception of a maximum of $500,000 of GS Carbon Corporation's convertible debentures which will remain the responsibility of GS Carbon Corporation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Our efforts during 2006 were focused on implementing a go-to-market strategy for commercialization of our corn oil extraction technology. These activities included: (a) securing agreements for the sale of early adopter installations of our technology at targeted qualified clients; (b) the installation of our technology at these early adopter clients; (c) the roll-out of our current technology usage program where our clients can use our technology for no up-front cost; (d) the execution of term sheets and letters of intent with usage clients to validate our business model and to facilitate early-stage financing for our commercialization program; (e) the conversion of these letters of intent to execute agreements for deployments of our technology under our usage program; and (f) the installation of our technology at our clients' facilities under our usage program.

While these activities accounted for only about 3% of our revenue during the three months ended March 31, 2007, we have executed a number of agreements for the extraction of more than 25 million gallons of corn oil for conversion into biodiesel fuel and we have developed a significant pipeline for the potential additional sales of our corn oil extraction systems. Accordingly, our revenues can be expected to increase as a percentage of our overall sales as we successfully deploy our technologies under our executed agreements during 2007 and 2008 and if we are able to successfully convert our sales prospects into additional technology deployment. We are currently deploying several of these extraction systems and we began commissioning of the first of these systems in April 2007.

Our focus for much of 2007 will remain resolved to delivering our technologies to the ethanol production industry. A key aspect of our go-to-market strategy in the ethanol sector is to forge strategic partnerships to maximize market penetration and to quicken the rate of penetration. As we achieve budgeted milestones in our ethanol program we intend to shift our focus toward the extraction, beneficiation and refining of other co-products and waste products in other agriproducts based industries, the municipal waste processing industry and the power generation industry.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GS EnviroServices

GS EnviroServices, Inc. and its subsidiaries: Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a Jones Environmental Services (NE), Inc.), are environmental management companies providing a variety of services to a broad client base in both the private and public sectors. We conduct business throughout the northeastern region of the United States and our services include:

o    Transportation  and  Disposal  Services  -  transportation,   distribution,
     recycling and disposal services specific to the materials and processes of our clients, for a wide range of industrial wastes.

o Field Services - remedial, industrial cleaning and other related services for our clients at their sites and facilities.

As of March 31, 2007 we operated out of four service centers: our Resource Conservation and Recovery Act (RCRA) Part B permitted TSDF in Lowell, Massachusetts; our field service operations centers in Sandwich and Milford, Massachusetts; and our technical and field service center in Plainville, Connecticut.

SERVICES

We provide our  services and manage our  business  through two major  divisions:
Transportation and Disposal Services and Field Services.

Transportation and Disposal

Enviro-Safe is one of the leading providers of safe, environmentally sound hazardous waste management services in New England. Quality field personnel and flexible service are the reasons for the rapid growth of Enviro-Safe. We now deliver the same types of services at a growing number of sites historically serviced by other companies in the environmental industry. Enviro-Safe is committed to waste volume reduction, environmentally sound and cost efficient management of hazardous wastes. Enviro-Safe offers a "turnkey" service, which focuses on providing a high level of customer service, focused on the best waste management options by constantly assessing and listening to the customer's needs. Our disposal hierarchy is that of reduction, reuse, recycle, treatment, incineration, and as a last resort landfill. At Enviro-Safe, our primary goals are to minimize waste, utilize all recycling/reuse options to reduce disposal costs and limit your liability. Enviro-Safe owns and operates a fleet of licensed waste hauling vehicles capable of responding to the needs of any program.

Facilities

We operate a TSDF where we collect, temporarily store and transport the waste to final recycling, treatment or disposal destinations. The material collected at the TSDF is disposed of at third party incineration, landfill or wastewater treatment facilities. Waste types processed or transferred in drums or bulk quantities include:

o    Flammables, combustibles and other organics;

o    Acids and caustics;

o    Cyanides and sulfides;

o    Solids and sludge;

o Items containing PCBs, such as utility transformers and electrical light ballasts;

o    Other regulated wastes; and o Non-hazardous industrial waste.

Enviro-Safe provides complete cradle-to-grave tracking of hazardous waste by our computerized waste tracking system. Every drum of waste at Enviro-Safe after identification and sampling is assigned a unique number. This number is used to identify the location of the drum in the warehouse and is used for tracking to the end disposal site.

Lab Pack Services

Enviro-Safe provides all the resources necessary to safely package, remove and dispose of aged chemical inventories, expired, surplus or waste chemicals, reactives, and laboratory waste. Enviro-Safe personnel identify and

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

classify different wastes and prepare a custom waste management program to meet the needs of its clients. Enviro-Safe's highly qualified and degreed chemists will process all waste according to DOT, EPA, and disposal facility requirements. Acceptable waste is shipped to our Part-B permitted TSD facility in Lowell, MA. After processing, the waste is transported for final disposal and/or treatment to an Enviro-Safe approved hazardous waste facility.

All state and federal regulations are meticulously followed by the Enviro-Safe lab pack teams who are fully trained and insured professionals that package and transport the waste. We currently service a wide variety of customers including:

o    State and local municipalities;

o    Pharmaceutical companies;

o    Engineering, and research and development companies;

o    College, university and high school laboratories; and

o    Hospital and medical care laboratories.

Household Hazardous Waste

Enviro-Safe is one of New England's largest organizations committed to effective management of household hazardous wastes. Enviro-Safe performed over 150 collection programs over the past four years and currently operates three permanent collection centers in New England. Enviro-Safe's program emphasizes working with communities to design a program that will meet individual needs. Our project managers visit each site to ensure that the site is set up in the safest and most efficient design possible. Traffic flow patterns are developed to decrease waiting time for participants. Enviro-Safe's program focuses on providing cost effective, safe and efficient collection programs. Waste is consolidated to reduce the number of drums for disposal.

Enviro-Safe offers clients the security that all wastes collected will be disposed of properly. Enviro-Safe's computerized system tracks waste cradle to grave. This ensures that each container of waste will be analyzed and routed to the most environmentally sound, cost effective disposal site available.

Field Services

Remediation Services

Enviro-Safe  Field  Services  offers  comprehensive   environmental  contracting
services to a wide variety of clients within the commercial, industrial, engineering and municipal markets. Our key senior staff is able to provide accurate and reliable information to our clients from the design phase of a project through completion. Enviro-Safe's expertise in Field Services enables us to formulate cost-effective solutions for our clients while completing projects safely and compliantly. Our services include:

         Remediation Construction

o        Hazardous & Non-Hazardous Contaminated Soil Excavation and Disposal
o        Facility Decontamination/Demolition

         PCB  Management & Disposal

o        Installation of  Soil &  Ground Water Treatment Systems
o        Storage Tank Cleaning
o        Brownfield Redevelopment Services
o        Vacuum Truck Services
o        Emergency Spill Response Services
         Petroleum Equipment Construction

o        Underground/Aboveground Storage Tank Installation and Removal
o        Station Decommissioning
o        Certified Highland Tank, Containment Solutions &
           Convault Tank Installers
o        Product Dispensing Equipment Installation
o        Installation & Upgrading of Fueling Facilities
o        Fuel System Testing

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         Environmental Construction

o        Landfill Capping
o        Oil/Water Separator Installation and Closure
o        Commercial Septic System Installations - Certified Title 5  Installer
o        Water & Sewer Utility Installations & Relocations
o        Site layout & General Construction

Engineering and Consulting Services

Enviro-Safe provides a range of engineering and consulting services in compliance with federal and state waste site cleanup laws and regulations. Our licensed, experienced engineers and technicians provide a variety of services to our clients including:

o        Site Assessment;
o        Soil and Groundwater Remediation
o        LSP Services;
o        Phase I and II Site Assessments; and
o        RCRA Reporting.
o        Emergency response;
o        Tank cleaning and removal;
o        Vacuum services;
o        Environmental remediation; and
o        Asbestos abatement.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain operating data associated with our results of operations. The table and below discussions should be read in conjunction with Item 1, Financial Statements, of this report.

                                                 Percentage of Total Revenues
                                                     For the Period Ended,
                                                 ------------------------------
                                                   3/31/07    3/31/06

Revenue .......................................     100.0%    100.0%
Cost of revenue ...............................      71.2      75.1
                                                  -----     -----
   Gross profit ...............................      28.8      24.9

Selling expenses ..............................       9.7       8.8
General and administrative expenses ...........      33.0      23.4
Stock based compensation ......................       2.7      65.7
                                                  -----     -----

   Total operating expenses ...................      45.4      97.9
                                                  -----     -----
   Net income from operations .................     (16.6)    (73.0)

Other income and expense ......................      (8.9)      3.1
Amortization of debt discount .................     (36.2)     14.9
Change in derivative liabilities ..............     (13.3)    (68.9)
Interest expense ..............................      (6.6)     (3.5)
                                                  -----     -----
   Total other income (expense) ...............     (65.0)    (54.6)

Income (loss) before provision for income taxes      (5.7)   (127.6)
   Provision for income taxes .................       1.2       0.1
                                                  -----     -----

Net income (loss) from operations .............      (6.9%)  (127.7%)
                                                  =====     =====

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from continuing operations of ($2,569,720) for the three months ended March 31, 2007. As of March 31, 2007 the Company had $254,246 in cash, and current liabilities exceeded current assets by $15.2 million including $7.8 million in derivative liabilities. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The conversion of our convertible debentures, the exercise of our outstanding warrants and options and the Company's various anti-dilution and price-protection agreements could cause the market price of our common stock to fall, and may have dilutive and other effects on our existing stockholders.

As of March 31, 2007, the conversion of our outstanding convertible debentures, and the exercise of our outstanding warrants and options could result in the issuance of up to 450,292,000 shares of common stock, assuming all outstanding warrants and options are currently exercisable, and taken with the Company's various anti-dilution and price-protection agreements, are subject to adjustment pursuant to certain anti-dilution and price-protection provisions. Potential future dilutive securities include 50,000,000 shares issuable under outstanding warrants, 49,830,000 in outstanding options, and 350,462,000 shares issuable for the conversion of convertible debentures. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

environmental laws and regulations, or by the enactment of new environmental laws and regulations. Any predictions regarding possible liability under such laws are complicated further by current environmental laws which provide that we could be liable, jointly and severally, for certain activities of third parties over whom we have limited or no control.

As our operations expand, we may be subject to increased litigation which could significantly impair our ability to operate and our future financial results by causing the Company to expend significant amounts of time, effort, money and focus on matters not directly related to our operations and expansion.

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

Acquisitions are a component of the Company's growth strategy. Accordingly, the Company's performance will be impacted by its ability to integrate such acquisitions into the Company's existing business. Our ability to grow will require us to effectively manage our collaborative arrangements and to continue to improve our operational, management, and financial systems and controls, and to successfully train, motivate and manage our employees. If we are unable to effectively manage our growth, we may not realize the expected benefits of such growth, and such failure could result in lost sales opportunities, lost business, difficulties operating our assets and could therefore significantly impair our financial condition.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

THREE MONTHS ENDED MARCH 31, 2007 VERSUS THE THREE MONTHS ENDED MARCH 31, 2006

REVENUES

Total revenues were $3.3 million for the three months ended March 31, 2007, an increase of $0.1 million, or 0.4% over 2006 revenues of $3.2 million. Revenues for the transportation and disposal division were $50,000 less in 2007 as compared to the same period in 2006, however the field service division experienced a $135,000 increase in revenues. Revenues for our process engineering division remains consistent with the prior year.

COST OF REVENUES

Cost of revenues for the three months ended March 31, 2007 were $2.3 million or 71.2% of revenue, as compared to $2.4 million, or 75.1% of revenue in 2006. The decrease in cost of revenues is primarily attributable to management's efforts to streamline costs and increased utilization of our resources.

SELLING, GENERAL AND ADIMISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the three months ended March 31, 2007 were $1.5 million or 45.4% of revenue, as compared to $3.1 million, or 97.9% of revenue in 2006. SG&A expenses for the three months ended March 31, 2007 and 2006 include $88,558 and $2,081,201 of stock based compensation respectively. In addition, during the three months ended March 2006, general and administrative expenses include $146,000 in non-recurring costs associated with management fees due to an affiliate of the Company.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended March 31, 2007 were $66,380, or 2.0% of revenue, as compared to $56,934, or 2.0% of revenue in 2006.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2007 was $329,301, or 10.0% of revenue, as compared to $111,910, or 0.5% of revenue in 2006. For the periods ended March 31, 2007 and 2006, interest expense included $45,075 and $32,977 due to an affiliate of the Company. Net of the interest due to an affiliate, interest expense has increased $205,293 over the periods presented.

NET INCOME

Our total net loss from operations before provision for tax for the three months ended March 31, 2007, was $547,363 or (16.6%) of revenue, as compared to a loss of $2,321,551, or (73.0) % of revenue in 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used $271,680 of cash in 2007 as compared to a $513,818 use of cash in 2006. The Company's process engineering division is a technology "start up" company which typically will have a negative cash flow effect. In addition, during the first quarter, GS EnviroServices incurred additional cash expenditures related to the opening of our field service center in Plainville, Connecticut. These costs are non-recurring and GS EnviroServices expects this cash flow to improve in future periods. The Company's capital requirements consist of general working capital needs and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations. At March 31, 2007 the Company had cash of $254,246. This cash represents a decrease of ($196,381) from the cash available as of December 31, 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

CASH FLOWS FOR 2007

Non-cash expenses recorded for the three months ended March 31, 2007 totaled $(454,150) and consisted primarily of ($52,448) in allowance for bad debt, $88,558 of Common Stock issuances, $17,832 of deferred taxes, $66,380 of depreciation and amortization, $1,191,422 of amortization of debt discounts, $436,180 change in fair value of derivative instruments, $37,917 of amortization of deferred financing costs, $113,080 from a beneficial conversion feature, ($2,494,946) gain on the sale of a discontinued operation, and about ($600) in equipment disposal costs.

Accounts receivable at March 31, 2007, net of allowance for doubtful accounts, totaled $2.4 million, a decrease of ($0.1) million from the March 31, 2006 balance of $2.5 million. Accounts payable at March 31, 2007 totaled $3.2 million, a increase of $0.6 million from the March 31, 2006 balance of $2.6 million. Accrued expenses at March 31, 2007 totaled $1.5 million, as compared to the March 31, 2006 balance of $1.2 million.

The Company had a negative working capital position of ($15,223,906) as of March 31, 2007 as compared to a negative working capital position of ($13,473,901) as of March 31, 2006. The Company incurred a loss before provision for tax of approximately ($0.2) million during the three months ended March 31, 2007.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-6, "Technical Corrections of FASB Statement No. 123(R). " This FASB Staff Position
(FSP) addresses certain technical corrections of FASB Statement No. 123 (revised
2004), Share-Based Payment .

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

GS CleanTech Corporation was party to the matter entitled Kerns Manufacturing Corp. v. KBF Pollution Management Inc. (the "Kerns Matter. On February 28, 2007, the Company entered into a settlement of the Kerns Matter (see Item 2 - Unregistered Sales of Equity Securities below).

The Company assumed and is party to various material administrative compliance proceedings for which the Company has accrued $178,733 in potential expenses.

GS EnviroServices received a notice from the state of New York Department of Environmental Conservation that it may be a potentially Responsible Party at the Frontier Chemical site. The Company is investigating this matter and has made no allowance for any financial responsibility at this time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2007 GS CleanTech entered into a Stipulation of Settlement to settle the lawsuit titled "Kerns Manufacturing Corp. v. Veridium Corporation and KBF Pollution Management, Inc., which was pending in the Supreme Court of the State of New York. Pursuant to the Stipulation, GS CleanTech issued to Kerns Manufacturing Corp. a Convertible Debenture in the principal amount of $500,000 that is due on March 31, 2007 and a Convertible Debenture in the principal amount of $1,000,000 that is due on June 30, 2007 (see Note 11 Convertible Debentures). The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about GS CleanTech and were acquiring the shares for the entity's own account. There were no underwriters.

From time to time during the three months ended March 31, 2007 GS CleanTech issued a total of 16,066,121 shares to Cornell Capital Partners, LP upon its partial conversion of the Secured Minimum Borrowing Note in the aggregate amount of $433,703. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to an entity whose principals had access to detailed information about GS CleanTech and were acquiring the shares for the entity's own account. There were no underwriters.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended March 31, 2007:

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


GS CLEANTECH CORPORATION

By:

              /S/       DAVID WINSNESS
              -------------------------------
                        DAVID WINSNESS
                        Chief Executive Officer

Date:                   May 21, 2007



              /S/       KEVIN KREISLER
              -------------------------------
                        KEVIN KREISLER
                        Chief Financial Officer

Date:                   May 21, 2007