Form 10QSB
period 2007-06-30
GS Cleantech Corp
filed 2007-08-14
CIK 1269127

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

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

The number of outstanding shares of common stock as of August 14, 2007 was 483,671,558



Transitional Small Business Disclosure Format:  Yes     No X
                                                   ---    ---


                            GS CLEANTECH CORPORATION

                         QUARTERLY REPORT ON FORM 10QSB
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

                                TABLE OF CONTENTS


                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements (unaudited)...............................................................3
                  Consolidated Balance Sheet - June 30, 2007 (unaudited).........................................4
                  Consolidated Statements of Operations - for the Three and Six Months
                  Ended June 30, 2007 (unaudited) and 2006 (unaudited)...........................................5
                  Consolidated Statements of Cash Flows - for the Six Months
                  Ended June 30, 2007 (unaudited) and 2006 (unaudited)...........................................6
                  Notes to Consolidated Financial Statements.....................................................7
Item 2.           Management's Discussion and Analysis..........................................................22
Item 3.           Controls and Procedures.......................................................................29

Part II           Other Information
Item 1.           Legal Proceedings.............................................................................30
Item 2.           Unregistered Sale of Equity Securities and Use of Proceeds....................................30
Item 3.           Defaults Upon Senior Securities...............................................................30
Item 4.           Submission of Matters to a Vote of Security Holders...........................................30
Item 5.           Other Information ............................................................................30
Item 6.           Exhibits .....................................................................................30

Signatures                                                                                                      30


                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED FOR JUNE 30, 2007)


                           GS CLEANTECH CORPORATION
                           CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2007 (UNAUDITED)

ASSETS:                                                               6/30/07
                                                                   -------------
Current assets:
Cash ...........................................................   $    101,607
Accounts receivable, net of allowance of doubtful accounts .....      2,924,586
Loans due from affiliates ......................................        654,653
Inventory ......................................................        611,866
Project development costs ......................................        276,664
Prepaid expenses and other current assets ......................         77,037
                                                                   ------------
            Total current assets ...............................      4,646,413
                                                                   ------------

Other Assets:
   Property and equipment, net .................................      1,445,217
   Deposits ....................................................        171,341
   Construction in progress ....................................      2,513,675
   Intangible assets, net ......................................        218,061
   Deferred Taxes ..............................................         43,261
   Deferred financing costs, net ...............................        265,417
   Investments in unconsolidated subsidiaries, at cost .........      1,000,295
   Goodwill, net ...............................................      4,431,319
   Assets of discontinued operations, net of current ...........          7,500
                                                                   ------------
       Total other assets ......................................     10,096,086
                                                                   ------------

TOTAL ASSETS ...................................................   $ 14,742,499
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Notes Payable - affiliates ..................................   $  2,314,377
   Accrued interest payable - affiliate ........................        290,566
   Note payable - affiliates ...................................        651,455
   Note payable - related party ................................        130,000
   Accounts payable ............................................      2,944,574
   Billings in excess of earnings ..............................         16,865
   Accrued expenses ............................................        611,391
   Accrued interest payable ....................................        704,203
   Deferred taxes ..............................................         36,607
   Income tax payable ..........................................         85,220
   Current maturities of vehicle loans .........................        184,560
   Liability for derivative instruments ........................      4,533,864
   Current portion of convertible debentures, net of discount ..      3,238,699
   Current portion of convertible debentures - parent ..........        280,196
   Line of Credit ..............................................        497,341
   Discontinuance of operations, current .......................        423,092
                                                                   ------------
       Total current liabilities ...............................     16,943,010
                                                                   ------------

   Note payable - affiliate ....................................        508,446
   Vehicle loans, net of current maturities ....................        360,311
   Convertible debentures, net of current portion and discount .      1,833,333
                                                                   ------------
       Total long term liabilities .............................      2,702,090
                                                                   ------------
       Total liabilities: ......................................     19,645,100
                                                                   ------------
Minority interest in consolidated subsidiary ...................        775,000
                                                                   ------------

Stockholders' equity:
 Convertible preferred stock, $0.001 par value,
   5,000,000 shares authorized:
   Series A: 1,254,244 shares issued and outstanding ..............       1,254
   Series B: 151,250 shares issued and outstanding ................         151
   Series C:  -- shares issued and  -- shares outstanding .........        --
   Series D:
    1,000,000 shares issued and outstanding .......................       1,000
    Common stock, $0.001 par value, 500,000,000 authorized;
    439,761,495 shares issued and outstanding .....................     439,763
   Additional paid-in capital .....................................  56,040,386
   Accumulated deficit ............................................ (62,160,155)
                                                                   ------------
       Total stockholders' equity (deficit) .......................  (5,677,601)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................... $ 14,742,499
                                                                   ============

               The notes to the Consolidated Financial Statements
                    are an integral part of these statements

                            GS CLEANTECH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)
                                                             For the three months ending              For the six months ending
                                                          --------------------------------------------------------------------------
                                                                6/30/07           6/30/06           6/30/07            6/30/06
                                                          --------------------------------------------------------------------------
Sales and Revenue .....................................   $     4,142,339    $     3,703,542    $     7,406,725    $     6,878,467
Revenue with Affiliates ...............................             5,628               --               32,420              4,000
                                                          ---------------    ---------------    ---------------    ---------------
          Total Revenue ...............................         4,147,967          3,703,542          7,439,145          6,882,467

Cost of revenues ......................................         2,880,881          2,758,263          5,217,324          5,145,618
Cost of revenues with affiliates ......................             2,888               --               10,463               --
                                                          ---------------    ---------------    ---------------    ---------------
         Total cost of revenues .......................         2,883,769          2,758,263          5,227,787          5,145,618

Gross profit ..........................................         1,264,198            945,279          2,211,358          1,736,849
                                                          ---------------    ---------------    ---------------    ---------------

Operating expenses:
     Stock based compensation .........................           111,858             75,000            450,019          1,670,000
     Selling expenses .................................           340,844            305,199            661,578            586,056
     General and administrative .......................         1,313,269          1,294,145          2,148,897          2,531,409
                                                          ---------------    ---------------    ---------------    ---------------
Total operating expenses ..............................         1,765,971          1,674,344          3,260,494          4,787,465
                                                          ---------------    ---------------    ---------------    ---------------

Operating (loss) income ...............................          (501,773)          (729,065)        (1,049,136)        (3,050,616)
                                                          ---------------    ---------------    ---------------    ---------------

Other income (expense):
     Change in fair value of derivative instruments ...         3,654,878               (269)         2,879,218            472,035
     Interest expense - affiliate .....................           (61,530)           (45,697)          (116,610)           (84,360)
     Loss on sale of investment .......................          (364,777)              --             (364,777)              --
     Amortization of debt discount & deferred financing        (1,055,038)        (1,735,286)        (2,284,376)        (3,924,355)
     Gain (loss) on equipment disposal ................            22,061            (46,255)            21,461            (40,802)
     Miscellaneous income .............................            21,769                (83)            32,803              1,294
     Interest expense .................................          (165,815)          (129,959)          (440,036)          (122,810)
                                                          ---------------    ---------------    ---------------    ---------------
         Total other income (expense), net ............         2,051,548         (1,957,549)          (272,317)        (3,698,998)
                                                          ---------------    ---------------    ---------------    ---------------

Income/Loss before provision for income taxes .........         1,549,775         (2,686,614)        (1,321,453)        (6,749,614)
Provision for income tax, net .........................            48,257               (196)            86,229              4,309
                                                          ---------------    ---------------    ---------------    ---------------
    Income/Loss from continuing operations ............   $     1,501,518    $    (2,686,418)   $    (1,407,682)   $    (6,753,923)
                                                          ===============    ===============    ===============    ===============
Discontinued operations:
 Income from discontinued operations ..................              --              241,890               --              341,962
 Gain on disposal, discontinued operations ............              --                 --            2,494,946              6,000
                                                          ---------------    ---------------    ---------------    ---------------
                                                                     --              241,890          2,494,946            347,962
                                                          ===============    ===============    ===============    ===============

Net profit (loss) .....................................   $     1,501,518    $    (2,444,528)   $     1,087,264    $    (6,405,961)
Preferred Dividends ...................................              --                 --      $       151,875    $       681,594
                                                          ---------------    ---------------    ---------------    ---------------
Income (loss) attributable to shareholders ............   $     1,501,518    $    (2,444,528)   $       935,389    $    (7,087,555)
Weighted average common shares outstanding:

Basic .................................................       406,886,802        241,561,185        361,590,317        196,180,731
Diluted ...............................................     1,427,740,451        241,561,185      1,382,443,966        196,180,731

Earnings (loss) per share

Basic
Income from continuing operations .....................              0.00              (0.01)              0.00              (0.03)
Income (loss) from discontinued operations ............              0.00               0.01               0.01               0.00
                                                          ---------------    ---------------    ---------------    ---------------
Net income per share - basic ..........................              0.00              (0.01)              0.01              (0.03)
                                                          ===============    ===============    ===============    ===============

Diluted
Income from continuing operations .....................              0.00              (0.01)              0.00              (0.03)
Income (loss) from discontinued operations ............              0.00               0.00               0.00               0.00
                                                          ---------------    ---------------    ---------------    ---------------
Net income per share - basic ..........................              0.00              (0.01)              0.00              (0.03)
                                                          ===============    ===============    ===============    ===============

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                            GS CLEANTECH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
                          AND JUNE 30, 2006 (UNAUDITED)
                                                                     6/30/07        6/30/06
                                                                   ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .......................................................   $ 1,087,264    $(6,405,961)
Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization ...............................       144,055        115,012
   Amortization of deferred financing costs ....................        75,833         37,917
   Change in allowance for doubtful accounts ...................       (41,119)       (13,854)
   Deferred tax ................................................        10,884           --
   Change in fair value of derivatives .........................    (2,879,218)      (445,673)
   Amortization of debt discount ...............................     2,208,543      3,835,726
   Stock based compensation ....................................       450,019      1,670,000
   Deferred financing costs ....................................          --         (455,000)
   Changes in net assets of discontinued operations ............          --           85,430
   Gain (loss) on equipment disposal ...........................       (21,461)        40,802
   Stock issued for services ...................................        25,000           --
   Stock issued for services - affiliate .......................          --          150,000
   Amortization of beneficial conversion feature ...............       113,080         10,083
   Gain on sale of discontinued operations .....................    (2,494,946)          --
    Loss on sale of investment .................................       364,776           --
   Settlement of debt ..........................................          --           33,580

Changes in assets and liabilities, net of acquisitions
   Accounts receivable, net ..................................        (741,088)      (448,221)
   Accounts receivable - related party .......................          27,972           --
   Prepaid expenses ..........................................         239,409         84,347
   Deposits ..................................................        (117,044)           202
   Inventory .................................................            --       (1,783,871)
   Loan from affiliate .....................................            79,591        (48,740)
   Liabilities of discontinued operations ....................         (21,200)      (721,380)
   Billings and costs in excess of earnings ..................         (46,108)       147,708
   Income tax payable ........................................          55,205           --
   Accounts payable ..........................................         396,889      1,547,587
   Accounts payable - related party ..........................         651,455           --
   Accrued interest payable ..................................         302,789        (38,742)
   Accrued expenses ..........................................        (523,623)      (643,656)
                                                                   -----------    -----------
       Net cash used in operating activities ...................      (653,043)    (3,246,704)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash paid for acquisition ...................................      (447,842)          --
   Deposit .....................................................        50,000           --
   Construction in progress ....................................      (963,265)          --
   Project development costs ...................................        (6,191)          --
    Additions to and acquisition of property, plant and equipment       (39,123)       (32,688)
                                                                   -----------    -----------
       Net used in investing activities ........................    (1,406,421)       (32,688)
                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Line of credit ..............................................       497,341           --
   Loan due to related party ...................................       130,000           --
   Convertible debenture .......................................          --        4,400,000
   Loan due to affiliate .......................................     1,161,006      1,397,015
   Issuance of long term debt ..................................          --             --
   Repayment of long-term debt .................................       (77,903)       (72,863)
   Conversion of minority interest .............................          --             --
   Repayment of term financing .................................          --          (50,000)
                                                                   -----------    -----------
     Net cash provided by financing activities .................     1,710,444     5,674,152
                                                                   -----------    -----------

Decrease/Increase  in cash .....................................      (349,020)     2,394,760
Cash at beginning of period ....................................       450,627        363,382
                                                                   -----------    -----------
Cash at end of period ..........................................   $   101,607    $ 2,758,142
                                                                   ===========    ===========

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                       6

                            GS CLEANTECH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

2        GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2007 the Company had $101,607 in cash, and current liabilities exceeded current assets by $12,296,597 including $4,533,864 in derivative liability instruments. These matters raise substantial doubt about the Company's ability to continue as a going concern.


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

3        SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

For the period  ended June 30, 2007,  the  accompanying  consolidated  financial
statements   include  all   accounts  of  GS  CleanTech   Corporation   and  its
subsidiaries:

     o GS EnviroServices, Inc. (f/k/a TDS (Telemedicine) Inc.) - owns 100% of the environmental services divisions of Enviro-Safe Corporation (NE) (f/k/ Jones Environmental Services Inc., (NE)), and Enviro-Safe Corporation. GS CleanTech owns 55% of GS EnviroServices, Inc.

     o    GS Ethanol - owns 100% of the process engineering division.

     o GS CleanTech Ventures - owns 10% of Ovation Products Corp. Ovation Products Corp. was integrated into GS CleanTech Ventures using the Cost Method of accounting (see cost method accounting for unconsolidated subsidiaries below).

All significant inter company balances and transactions were eliminated in consolidation. The financial statements for the period ended June 30, 2007 have been consolidated to include the accounts of GS Ethanol, GS EnviroServices, and GS CleanTech Ventures beginning January 2007.

COST METHOD OF ACCOUNTING FOR UNCONSOLIDATED SUBSIDIARIES

The Company's subsidiary GS CleanTech Ventures accounts for its 10% investment in Ovation Products Corp. (Ovation) under the cost method. Application of this method requires the Company to periodically review this investment in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company's management. These judgments include assessments of the likelihood of Ovation to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in Ovation's respective industry as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the investment.

During the six months ended June 30, 2007, GS CleanTech Ventures sold its 3% interest in General Hydrogen in exchange for $135,223. The GS CleanTech realized a loss $364,777 on the sale of this investment.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. The Company provides environmental services that involve transportation and disposal of industrial waste. Revenues for the transportation (using the Company as the transporter) and disposal of waste that is disposed of at a third party location are recognized when the waste is delivered to the third party for processing and disposal. Revenues for the transportation and disposal of industrial waste using a third party transporter that is disposed of at the third party location are recognized when the waste is delivered to the third party location for processing and disposal.

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

INVENTORIES

Due to the long lead times to obtain some components, GS Ethanol, Inc. maintains an inventory of centrifuges and related parts. Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out
(FIFO) method.

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

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for its goodwill and intangible assets pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology.

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

DERIVATIVE FINANCIAL INSTRUMENTS

Certain of the Company's debt and equity instruments include embedded derivatives that require bifurcation from the host contract under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under the provisions of these statements, the Company records the related derivative liabilities at fair value and records the accounting gain or loss resulting from the change in fair values at the end of each reporting period. Change in the derivatives instruments resulted in income of $2,879,218 and income of $472,035 for the six months ended June 30, 2007 and 2006, respectively.

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

BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted earnings per share is based on the if converted method for convertible securities and the treasury stock method for stock options which includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive.

4         CONCENTRATIONS: ACCOUNTS RECEIVABLE

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

Accounts receivable at June 30, 2007 are approximated as follows:

Accounts receivable                                       $    3,042,718
Less: allowance for doubtful accounts                           (118,132)
                                                          --------------
Accounts receivable, net                                  $    2,924,586
                                                          ==============

STOCKHOLDERS EQUITY

GS CleanTech accounts for stock and stock options issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. Effective January 1, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS)123R SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

STOCK OPTIONS

Activity under the Plan and issuances of options and/or warrants for the period ended June 30, 2007 is as follows:


                                      Number of Shares        Weighted Average
                                                              Exercise Price
                                      ------------------------------------------
Outstanding at December 31, 2005          10,200,427             $   0.39
   Granted at fair value .......          40,000,000                 0.04
   Forfeited ...................            (368,954)                1.83
   Exercised
                                         -----------             ---------
Outstanding at December 31, 2006          49,831,473             $   0.10
   Granted at fair value .......               --                     --
   Forfeited ...................             (12,500)                 --
   Exercised                             -----------             ---------
Outstanding at June 30, 2007 ...          49,818,973             $   0.10
                                         ===========             =========

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

6         DISCONTINUED OPERATIONS

During the year ended December 31, 2006, the GS CleanTech Board of Directors adopted a plan for the sale of the Company's environmental consulting business, which was located in Mount Arlington, New Jersey and operated by EnviroSciences Inc. On May 4, 2007, the Company executed a Share Purchase Agreement with the former owners of EnviroSciences with an effective date of January 1, 2007. In exchange for the outstanding shares of EnviroSciences, Inc., the former owners agreed the pay $250,000 to the Company. This has been paid as of June 30, 2007. GS CleanTech recognized a gain of $2,494,946 from the sale. A breakdown of this purchase is as follows:

Cash received on sale .........................   $   250,000
                                                  ===========

Assets disposed of ............................     1,298,382
Liabilities disposed of .......................    (3,543,328)
                                                  -----------
Net gain on disposal  of assets and liabilities     2,244,946
                                                  ===========

Total gain on sales of discontinued operation .   $ 2,494,946
                                                  -----------

On October 24, 2005, the GS CleanTech Corporation Board of Directors adopted a plan to close the Paterson, New Jersey recycling facility operated by American Metal Recovery Corporation ("AMRC"). The plan included the discontinuation of the operations of Metal Recovery Transportation Corporation ("MRTC") during 2005, as well. The decision to terminate operations at the Paterson facility was made due to overall economic factors, in particular the decreasing volume of inorganic, metal bearing wastes suitable for recycling. AMRC has ceased accepting waste and has removed all hazardous waste from the facility. AMRC has disposed of all of the equipment and cleaned the facility as required by regulation and surrendered the premises on December 31, 2005. The results of the recycling business are recorded as discontinued operations.

The components of discontinued operations are as follows:
                                                                               2007            2006
                                                                            -----------    -----------
Net revenues ........................................................       $      --      $ 2,283,967
Cost of revenues ....................................................              --        1,305,444
                                                                            -----------    -----------
           Gross profit .............................................              --          978,523
                                                                            -----------    -----------

Selling, general and administrative expense .........................              --          494,808
                                                                            -----------    -----------
           Income from operations ...................................              --          483,715
                                                                            -----------    -----------

Other income and expenses, net ......................................              --          (29,215)
                                                                            -----------    -----------
           Total other income and expense ...........................              --          (29,215)
                                                                            -----------    -----------

           Income before provision for income taxes .................              --          454,500

Total provision for tax .............................................              --          112,538
                                                                            -----------    -----------
           Net income (loss) from discontinued operations ...........              --          341,962
           Gain (loss) on disposal of discontinued operations........              --            6,000
                                                                            -----------    -----------
                   Total income (loss) - discontinued operations ....   $          -- $        347,962
                                                                            ===========    ===========

The results presented above for 2007 and 2006 include the operating activity for the discontinued operations for the six month period. Assets and liabilities of the discontinued businesses were reported as net assets and net liabilities (current and net of current) of discontinued operations at June 30, 2007.

Assets and liabilities of discontinued operations as of June 30, 2007 are as follows:

Assets of discontinued operations

     Other assets .....................................   $   7,500
                                                          =========
           Total assets of discontinued operations ....       7,500
                                                          =========

Current liabilities of discontinued operations:
     Accounts payable .................................     254,958
     Accrued Expenses .................................     168,134
                                                          ---------
           Total liabilities of discontinued operations     423,092
                                                          ---------

Net liabilities of discontinued operations ............   $(415,592)
                                                          =========

7         DEPOSITS

In 2005, GS EnviroServices deposited $90,000 to satisfy a regulatory requirement for the closure of the Lowell location. In accordance with the agreement, the trustee is TD Banknorth and beneficiary is the Massachusetts Department of Environmental Protection. Other deposits in the amount $81,341 are for security deposits on property leases, deposits for our hazardous waste transporter permits, bonds, and a $50,000 deposit held in escrow for a potential acquisition.

8        GOODWILL AND INTANGIBLE ASSETS

The Company reviews its Goodwill annually at December 31 each year for possible impairment and more frequently if events or changes in circumstances indicate Goodwill might be impaired. The fair value of the Company's reporting units is analyzed using a discounted cash flow valuation approach. The discounted cash flow calculation is made utilizing various assumptions and estimates regarding future revenues and expenses, cash flow and discount rates. The assumptions used are sometimes significantly different than historical results due to the Company's current business initiatives. If the Company fails to achieve results in line with the assumptions used, intangible assets may be impaired. Possible impairment may exist if the fair value computed using the discounted cash flow valuation approach is lower than the carrying amount of the reporting unit (including goodwill). Further analysis would be required if possible impairment exists by comparing the implied fair value of the reporting unit, which is the excess of the fair value of the reporting unit over amounts assigned to the reporting unit's assets and liabilities, to the carrying amount of goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value, an impairment loss equal to the difference would be recorded and goodwill would be written down. As of June 30, 2007 the Company does not believe any impairment of Goodwill or other intangible assets has occurred.

Intangible assets at June 30, 2007 include the following.

Patent .................   $  50,000
Permits ................     216,500
Accumulated amortization     (48,439)
                           ---------
    Permits, net .......   $ 218,061
                           =========

Amortization of intangible assets was $7,055 and $5,452 for the six months ended June 30, 2007 and 2006 respectively. Estimated amortization expense for future years is as follows:

         2007             $  6,265
         2008               14,117
         2009               14,117
         2010               14,117
         2011               14,117
Thereafter                 155,328
                          --------
Total                     $218,061
                          ========

9         PROPERTY AND EQUIPMENT

Property, plant and equipment consist of the following at June 30, 2007:

Land and building ...........   $   675,000
Furniture and fixtures ......        89,490
Machinery & Equipment .......       107,712
Vehicles ....................     1,012,715
Computer Equipment ..........        38,494
Leasehold  Improvements .....       145,699
                                -----------
                                  2,069,110
Less accumulated depreciation      (623,893)
                                -----------
Net fixed assets ............   $ 1,445,217
                                ===========

10        LINE OF CREDIT

One May 31, 2007, GS EnviroServices closed on a demand line of credit in the amount of $1,000,000. The principal balance bears interest that fluctuates based on the prime lending rate. As of June 30, 2007, the rate was 8.25%. The line is secured by all assets of the GS EnviroServices. The total amount due is payable upon demand on or before June 30, 2008. As of June 30, 2007 there is a balance of $497,341 drawn on the credit line. The revolving credit loan agreement includes the following required financial covenants of GS EnviroServices:

     o Total debt to capital funds ratio - at all times during which the loan is available, the Borrower shall maintain a total debt to capital funds ration not exceeding 2.2 to 1 calculated as follows: (total liabilities minus subordinated debt) divided by (total net worth minus intangible assets, affiliates receivables, officer receivables plus subordinated debt).
                                       12

     o Debt Service Coverage - at all times during which the Loan is available, the Company shall maintain a minimum global debt service coverage ratio of 1.2 to 1. Debt service coverage ratio shall be defined as the Company's combined earnings before interest, taxes, distributions, and amortization, plus non-recurring income, minus non-recurring expenses, minus cash taxes, minus non-recurring income, minus un-financed capital expenditures, minus dividends, divided by the current maturity of principal for the year and interest expense.

     As of June 30, 2007, GS EnviroServices was in compliance with the financial covenants.

11        NOTES PAYABLE - AFFILIATES

As of June 30, 2007, the total loan balances due to GreenShift Corporation and Mean Green Biofuels, Inc., an affiliate of the Company, was $2,822,823 with $2,314,377 currently due and $508,446 due December 31, 2008. GreenShift is a majority shareholder of GS CleanTech Corporation, the Company's parent and is controlled by Kevin Kreisler, Chairman and Chief Financial Officer of GS CleanTech. Mean Green Biofuels, Inc. is an affiliate of the Company. The notes accrue interest at a rate of 5% per annum.

12       VEHICLE LOANS

GS EnviroServices has vehicle loans with varying interest rates from 0% to 11.45%. These loans have maturity dates that range from August 2007 to June 2013. As of June 30, 2007, vehicle notes totaled $544,871 with $184,560 currently due.

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements as of June 30, 2007:

     Year                                                         Amount
     ----                                                        --------
2007-2008 ....................................................   $184,560
2008-2009 ....................................................    138,562
2009-2010 ....................................................    120,218
2010-2011 ....................................................     57,000
2011 and thereafter ..........................................     44,531
                                                                 --------
     Total minimum payments due under current
       and long-term obligations                                 $544,871
                                                                 ========

13         CONVERTIBLE DEBENTURES

In the first quarter of 2006, five parties assumed the debt of $3,500,000 from another convertible debt holder of GS CleanTech. In exchange for these debt assumptions GS CleanTech issued convertible debentures totaling $3,500,000 to these parties. As of December 31, 2006, $311,523 of these debentures were not converted. A breakdown of these transactions in the six months ended June 30, 2007 is described below.

SERENITY CAPITAL

In  February  2006 GS  CleanTech  issued a  $500,000  convertible  debenture  to
Serenity Capital, LLC (Serenity) in exchange for Serenity's assumption of $500,000 in debt. The debenture is convertible at the lesser of $0.02 or 80% of the average closing market price of GS CleanTech's common stock prior to the date of conversion. A note discount of $500,000 and a derivative liability of $1,672,500 were recorded at the assumption date. During the year 2006 Serenity effected conversions totaling $288,477 into a total of 14,423,880 shares of GS CleanTech's common stock. During the year ended 2006 interest expense from accretion of the debt discount was $464,465 and the gain on the fair market value of the derivative liability was $1,401,372. As of December 31, 2006, the principal amount due on the debenture was $211,523. During the three months ended March 31, 2007, interest expense from accretion of the debt discount was $35,535 and gain on the fair market value of the derivative liability was $271,128. In March 2007, the remaining principal on the debenture was converted into 10,576,120 shares of common stock.

CYRUS CAPITAL

In February 2006 GS CleanTech issued a $500,000 convertible debenture to Cyrus Capital, LLC (Cyrus) in exchange for Cyrus's assumption of $500,000 in debt. The debenture is convertible at the lesser of $0.02 or 80% of the average closing market price of GS CleanTech's common stock prior to the date of conversion. A note discount of $500,000 and a derivative liability of $1,672,000 were recorded at the assumption date. During the year 2006, Cyrus effected conversions totaling $400,000 into a total of 20,000,000 shares of GS CleanTech's common stock. As of December 31, 2006, principal amount due on the debenture was $100,000. Interest is accrued at a rate of 5% on the principal balance. As of December 31, 2006, $4,644 of interest is accrued on this debenture. During the three months ended March 31, 2007, interest expense from accretion of the debt discount was $31,350 and gain on the fair market value of the derivative liability was $128,188. In March 2007, the remaining principal on the debenture was converted into 5,000,000 shares of Common Stock. Cyrus is owned by a family member of the Company's chairman.

TRANSACTIONS WITH CORNELL CAPITAL PARTNERS

On April 13, 2006, Cornell Capital Partners, LP purchased from GS CleanTech a Convertible Debenture in the amount of $4,400,000. GS CleanTech paid $440,000 in deferred finance costs and $15,000 in structuring fees as part of this transaction. The conversion price of the Debenture is equal to the lesser of $0.10 per share or 90% of the volume weighted average price of GS CleanTech's common stock for the thirty days preceding conversion. Cornell will be entitled to convert the Debenture on the basis of the conversion price into GS CleanTech common stock, provided that Cornell cannot convert into shares that would cause Cornell to own more than 4.99% of GS CleanTech's outstanding common stock. The Debenture bears interest at 5% per annum. Accrued interest and the principal amount are payable on April 1, 2009. GS CleanTech may redeem the debentures at any time for an amount equal to 120% of the outstanding principal and accrued interest. GS CleanTech's obligations under the Debenture are secured by a pledge of all of its assets. The proceeds of the Debenture may only be used by GS CleanTech to support the deployment by GS CleanTech's wholly owned subsidiary, GS Ethanol, Inc. ("Ethanol") of its various technologies, specifically including GS Ethanol's Corn Oil Extraction and CO2 BioReactor technologies. In connection with the debenture the Company issued to Cornell a five year Warrant to purchase 7,500,000 common shares at $0.10 per share, a five year Warrant to purchase
7,500,000 common shares at $0.15 per share, a five year Warrant to purchase 15,000,000 common shares at $0.20 per share, a five year Warrant to purchase 20,000,000 common shares at $0.25 per share. A note discount of $4,400,000 and a derivative liability of $14,958,108 were recorded at the assumption date. As of June 30, 2007 the balance due for debentures due to Cornell Capital Partners, LP was $4,400,000 and interest of $267,056 has been accrued. During the six months ended June 30, 2007, interest expense from accretion of the debt discount was $733,333 and gain on the fair market value of the derivative liability was $1,423,061.

On April 21, 2006 Cornell Capital Partners, LP purchased from Laurus Master Fund, Ltd. the Secured Minimum Borrowing Note and the Revolving Note that GS CleanTech issued to Laurus on March 31, 2004. The aggregate debt, including accrued interest and penalties, was $2,193,047. Subsequently GS CleanTech agreed with Cornell Capital Partners to amend the Revolving Note such that its terms are now identical to the Secured Minimum Borrowing Note. The debenture bears interest at a rate of the prime lending rate plus 5%. GS CleanTech also agreed to modify the conversion feature of the two Notes. The debentures, as modified, may be converted by Cornell Capital Partners into common stock at a conversion rate equal to the lesser of (a) $0.10 per share or (b) 90% of the lowest volume weighted average price for the thirty trading days preceding conversion. A note discount of $2,193,047 and a derivative liability of $18,444,715 were recorded at the assumption date. As of June 30, 2007 the balance due for debenture due to Cornell Capital Partners, LP was $969,444 and interest of $342,147 has been accrued. During the six months ended June 30, 2007, $699,900 was converted into 80,718,554 shares of Common Stock. Interest expense from accretion of the debt discount was $116,786 and gain on the fair market value of the derivative liability was $217,407.

On July 1, 2006, GS CleanTech assumed from GreenShift Corporation 100% of the outstanding capital stock of GreenWorks Corporation, the holding company of EnviroSciences of DE, and 100% of the outstanding capital stock of GS CleanTech Ventures, Inc. In exchange for the shares in GreenWorks Corporation and GS CleanTech Ventures, GS CleanTech assumed GreenShift's obligation under a convertible debenture issued to Cornell Capital Partners, LP in the principal amount of $1,900,000. GS CleanTech has also agreed to amend the Series D Preferred Stock now held by

GreenShift to increase the portion of GS CleanTech's equity represented by the Series D shares from 70% to 80%. The Debenture, as assumed, is convertible into GS CleanTech's common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of GS CleanTech's common stock for the thirty days preceding conversion provided that the shareholder may not convert any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of GS CleanTech's outstanding common stock. The Debenture bears interest at 5% per annum. Accrued interest and the principal amount are payable on April 1, 2008. A note discount of $1,471,740 and a derivative liability of $1,471,740 were recorded at the assumption date. As of June 30, 2007 the balance due for the debenture due to Cornell Capital Partners, LP was $1,900,000 and interest of $95,000 has been accrued. During the six months ended June 30, 2007, interest expense from accretion of the debt discount was $420,498 and gain on the fair market value of the derivative liability was $1,013,242.

TRANSACTIONS WITH KERNS MANUFACTURING

On February 28, 2007 GS CleanTech entered into a Stipulation of Settlement to settle the lawsuit titled "Kerns Manufacturing Corp. v. Veridium Corporation and KBF Pollution Management, Inc., which was pending in the Supreme Court of the State of New York (County of Queens, Index No. 19788/03). Pursuant to the Stipulation, GS CleanTech issued to Kerns Manufacturing Corp. (a) a Convertible Debenture in the principal amount of $500,000 that is due on March 31, 2007 and
(b) a Convertible Debenture in the principal amount of $1,000,000 that is due on June 30, 2007. Each Debenture may be converted by its holder into common stock of GS CleanTech at a price equal to 90% of the average of the last trade prices for the common stock during the five days preceding conversion. The total shares issued upon conversion, however, may not, when added to other GS CleanTech shares beneficially owned by the holder, total more that 4.99% of the outstanding GS CleanTech common stock. The Stipulation provides that upon satisfaction of all obligations under the Stipulation, the parties will exchange mutual general releases. If, however, GS CleanTech defaults in satisfying the $500,000 and $1,000,000 debentures, then Kerns Manufacturing Corp. may cause the action to be restored to the trial calendar of the New York Supreme Court. The Company failed to pay the $1,000,000 principal due on June 30, 2007. Therefore, Kerns Manufacturing Corp. has filed a motion for summary judgment in lieu of complaint in the Supreme Court of the State of New York, Queens County, seeking $1,000,000 in damages and ancillary relief (see note 24).

Kerns $0.5 Million Convertible Debenture

A note discount of $290,347 and a derivative liability of $290,347 were recorded at the assumption date. During the six months ended June 30, 2007, interest expense from accretion of the debt discount was $290,347 and gain on the fair market value of the derivative liability was $290,437. In April 2007, the entire principal balance on this debenture was converted into 29,513,375 shares of common stock.

Kerns $1.0 Million Convertible Debenture

A note discount of $580,694 and a derivative liability of $580,694 were recorded at the assumption date. During the six months ended June 30, 2007, interest expense from accretion of the debt discount was $580,694 and loss on the fair market value of the derivative liability was $472,935. As of June 30, 2007, the principal balance on this debenture was $1,000,000. This debenture was in default as of June 30, 2007.

RELATED PARTY CONVERTIBLE NOTE


During 2005, GS CleanTech Corporation borrowed $280,196 from GreenShift Corporation in the form of a convertible promissory note at a rate of 8%. The note was due on September 30, 2006. Based on the terms of the conversion option, the debt was determined to contain a beneficial conversion feature, recorded as a discount on the debt of $20,165, amortizable over the term of the debt. As of June 30, 2007, the debt discount is fully amortized. The following is a summary of GS CleanTech's convertible debentures as of June 30, 3007:

Current portion of convertible debentures:

     Convertible debenture - GreenShift Corporation ...   $   280,196
     Cornell Capital, prime & 5%, due March 2007 ......       969,444
     Kerns Manufacturing, due June 2007 ...............     1,000,000
     Cornell Capital, 5%, due March 2008 ..............     1,900,000
     Less note discounts ..............................      (630,745)
                                                          -----------
Total current portion of
  convertible debentures ..............................   $ 3,518,895
                                                          -----------

Convertible debt, net of current portion:

     Cornell Capital, 5%, due March 2009 ..............   $ 4,400,000
     Less: debt discount ..............................    (2,566,667)
                                                          -----------
Total convertible debentures, net of current maturities     1,833,333

Total convertible debentures, net of discount .........   $ 5,352,228
                                                          ===========

The following chart is presented to assist the reader in analyzing GS CleanTech's ability to fulfill its convertible debenture requirements of June 30, 2007 and GS CleanTech's ability to meet such obligations:

Year             Amount
2007-2008 ..   $4,149,640
2008-2009 ..    4,400,000
               ----------
       Total   $8,549,640
               ==========

14        EMBEDDED DERIVATIVES

In accordance with of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion features associated with the convertible debentures (see note 10 - Convertible Debentures) are variable and contain an embedded derivative that requires bifurcation from their hosts contacts. GS CleanTech has recognized the embedded derivatives as a liability at the date the debentures were issued. During the six months ended June 30, 2007, the change in the fair value of the derivative resulted in an accounting gain of $2,879,218. Amortization of the debt discount totaled $2,208,543. The unamortized portion of the debt discount related to the derivatives was $3,197,412 at June 30, 2007. As of June 30, 2007, the fair value of the derivative liabilities was $4,533,864

15        COMMITMENTS AND CONTINGENCIES

FACILITIES

GS CleanTech's corporate headquarters is located in New York, New York, in offices provided by GreenShift Corporation. There is no lease associated with this location. GS Ethanol maintains its engineering and manufacturing services in Alpharetta, Georgia. The Alpharetta lease is a one year term with a one year option for renewal. The monthly lease payment is $2,550 per month and expires December 31, 2007. GS EnviroServices leases properties in Sandwich and Milford, Massachusetts which houses our field services operations and administrative offices. The lease in Sandwich, Massachusetts terminates in July of 2009 with a five year option for renewal. The monthly lease payment for the Sandwich location is $1,575 per month. The lease in Milford, Massachusetts terminates in June 2010. The monthly lease payment for the Milford location is $1,800 per month. GS EnviroServices recently added a new field service location in Smithfield, Rhode Island. The monthly lease for the Smithfield location is $2,500 per month and terminates in June 2008. Additionally, GS EnviroServices leases office space in Plainville, Connecticut, which houses our technical services group. The Plainville, Connecticut lease terminated in June of 2007 and is on a month to month basis. The monthly lease payment for the Plainville location is $2,726 per month. GS EnviroServices owns property in Lowell, Massachusetts, the location of our RCRA permitted Treatment, Storage and Disposal Facility (TSDF). The lease obligations are as follows:

Year                        Operating Leases
-----                       ----------------
2007                          $ 50,550
2008                            55,500
2009                            29,475
2010                            10,800
                               --------
Total minimum lease payments   $146,325
                               ========

OTHER CONTINGENCIES

GS EnviroServices is subject to various regulatory requirements, including the procurement of requisite licenses and permits at its facilities. These licenses and permits without which the Company's operations would be adversely affected are subject to periodic renewal. The Company anticipates that, once a license or permit is issued with respect to a facility, the license or permit will be renewed at the end of its term if the facility's operations are in compliance with the applicable regulatory requirements.

GS EnviroServices owns property in Lowell, Massachusetts, the location of our RCRA permitted Treatment, Storage and Disposal Facility (TSDF). Per the requirements of the permit associated with the operation of this facility, a third party evaluation is conducted on a yearly basis to evaluate the costs associated with the retirement of this asset. Per the outcome of this evaluation, $90,000 has been placed in a trust with the Massachusetts Department of Environmental Protection listed as beneficiary. The Company has included the $90,000 in this trust as part of deposits in other assets.

GS EnviroServices currently has $50,000 held in an escrow account pending review of possible expansion activities. The $50,000 is refundable and has been included in deposits on the balance sheet.

Under GS EnviroServices's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $25,000. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

In February 2007, GS EnviroServices received a notice from the state of New York Department of Environmental Conservation that it may be a Potentially Responsible Party in connection with the mandatory clean-up of a treatment site maintained by Frontier Chemical, to whom the Company transferred hazardous materials in the past. The Company is investigating the matter. However, as of June 30, 2007, liability has not been ascertained and amount of loss cannot be reasonably estimated. Therefore, the Company has made no allowance for any financial responsibility at this time.

On February 28, 2007 GS CleanTech issued to Kerns Manufacturing Corp. a Convertible Debenture in the principal amount of $1,000,000 in settlement of a pending legal action. The Convertible Debenture was payable on June 30, 2007 and did not bear interest. It is convertible into common stock of the Company at a conversion rate equal to 90% of the average of the closing price for the five trading days preceding conversion. The Company failed to pay the principal due on June 30, 2007. Therefore, Kerns Manufacturing Corp. has filed a motion for summary judgment in lieu of complaint in the Supreme Court of the State of New York, Queens County, seeking $1,000,000 in damages and ancillary relief (see note 24).

16       GUARANTEE AGREEMENT

On October 31, 2006 GS CleanTech guaranteed the following obligations:

     o 14-month Term Note in the principal amount of $6,000,000 issued by NextGen Acquisition, Inc., to Stillwater Asset-Backed Fund, LP;

     o 3-year Secured Convertible Debenture in the principal amount of $13,000,000 issued by GS AgriFuels Corporation to Cornell Capital Partners, LP.

GS CleanTech's guaranty was secured by a pledge of all its assets. GS AgriFuels Corporation is a subsidiary of GreenShift Corporation. NextGen Acquisition, Inc., is a subsidiary of GS AgriFuels Corporation.

On March 19, 2007, Cornell Capital Partners, LP and Stillwater Asset-Backed Fund, LP consented to subordinate their security interests in the assets of Enviro-Safe Corporation and Enviro-Safe Corporation (NE) to a credit facility with a bank which was executed on May 31, 2007.

17       SEGMENT INFORMATION

GS CleanTech currently operates three business segments: Environmental Services (GS EnviroServices), Process Engineering (GS Ethanol), and Technology Development (GS CleanTech Ventures). Summarized financial information about each segment is as follows:


--------------------------------------------------------------------------------
             Corporate   Environmental      Process       Technology      Total
                            Services      Engineering     Development
--------------------------------------------------------------------------------
For the three months ended 6/30/2007:

Revenue
2007           --         4,081,198          66,769            --     $  4,147,967
2006           --         3,586,550         116,992            --        3,703,542

Operating Income (loss)
2007        (55,630)        160,902        (607,046)           --         (501,774)
2006       (348,299)        (10,987)       (369,779)           --         (729,065)


For the six months ended 6/30/2007:

Revenue
2007           --         7,300,207         137,938            --        7,439,145
2006           --         6,686,152         192,315            --        6,882,467

Operating Income (loss)
2007       (135,809)        275,047      (1,188,374)           --       (1,049,136)
2006     (2,207,971)       (165,575)       (677,070)           --       (3,050,616)

Total Assets
2007      4,962,554       9,221,690       3,891,129       1,110,223     19,185,596
2006      4,431,328       8,420,696       4,509,215       1,936,667     19,297,906

Assets of discontinued operations of $7,500 and $1,803,694 for the periods ended June 30, 2007 and 2006 respectively have been excluded from the above segment reporting.

18        MINORITY INTEREST

In 2003, GS CleanTech's American Metals Recovery, Corp. ("AMRC") subsidiary issued the Subsidiary Preferred Equity, with a par value of $0.001. Subsidiary Preferred Equity holders were to receive a quarterly dividend ranging from 3% to 5% of AMRC's annualized revenue, limited to 30% of AMRC's operating income. AMRC failed to generate operating income in 2006 and 2005; therefore no dividends were payable in December 2006 and 2005. The shares could not be liquidated or transferred. Shares of Subsidiary Preferred Equity could be converted into shares of GS CleanTech at the holder's option at fixed conversion price based on average closing price for the 60 day trading period prior to April 2, 1999. There was no expiration date associated with the conversion option. In December 2004, $100,000 of the Minority Interest was converted into 500,000 shares of GS CleanTech's common stock and a five-year option to purchase 250,000 shares of GS CleanTech's common stock at $0.10 per share. In February 2006, $50,000 of the Minority Interest was converted into $1,666,667 shares of GS CleanTech's common stock at $0.03 per share.

The remaining balance of the NWR debt totaling $775,000 is due to be converted into 7,750,000 shares of GS CleanTech's common stock.

19       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:

                                                                          2007        2006
                                                                       --------------------
Cash paid during the year for the following:
    Interest ........................................................   $ 20,862   $ 21,548
    Income taxes ....................................................       --         --
                                                                        --------   --------
           Total ....................................................     20,862     21,548
                                                                        ========   ========
Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Acquisition of equipment and/or vehicles with long-term debt ...    266,978     43,527
                                                                        --------   --------
           Total ....................................................   $852,134   $ 43,527
                                                                        ========   ========

20                RETIREMENT PLAN

GS EnviroServices maintains a retirement plan pursuant to Section 401(k) of the Internal Revenue Code for its employees. The Company currently does not provide a matching contribution.

21         RELATED PARTY TRANSACTIONS

In June 2007, GS CleanTech sold its 3% investment in General Hydrogen for $135,223. GS CleanTech realized a $364,777 loss on the sale of this investment. The Company's parent received $110,233 of proceed and $25,000 by GS Carbon, an affiliate of the Company. GS CleanTech recorded a note receivable in the amount of $110,223 from the Company's parent and $25,000 from GS Carbon.

During the periods ended June 30, 2007 and June 30, 2006, GS EnviroServices had revenues of $32,420 and $4,000 respectively with affiliates. During the year the Company's parent paid approximately $1,166,883 cash for the Company's debt obligations. As of June 30, 2007, the total loan balance due to GreenShift Corporation was $2,813,319 with $2,304,873 currently due and $508,446 due December 31, 2008. The note bears interest at a rate of 8%.

During the six months ended June 30, 2007, GS Ethanol borrowed $30,000 from David Winsness, the Company's Chief Executive Officer. The note is non interest bearing and payable upon demand. GS Ethanol also borrowed $100,000 from Candent Corporation. Candent Corporation is owned by a relative of Kevin Kreisler, Chairman and Chief Financial Officer of GS CleanTech.

During the six months ended June 30, 2007, GS EnviroServices paid $4,952 to R. Green Management for services, a company owned and operated by a relative of James F. Green, President and CEO of GS EnviroServices.

22       INCOME TAXES

The Company provides for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. GS EnviroServices is not consolidated with GS CleanTech for tax purposes.

The components of the provision for income taxes as of June 30, 2007 and 2006 were as follows:

               2007      2006
             -----------------
Current ..   $74,416   $ 4,309
Deferred .    10,804      --
             -------   -------
     Total   $85,220   $ 4,309
             =======   =======

The Company's total deferred taxes asset and valuation allowance as of June 30, 2007 are as follows:

NOL carry forwards ...........................................   $ 6,786,000
Differences in financial statement and tax accounting for:
Allowance for doubtful accounts receivable ...................        43,260
Property, equipment and intangible assets ....................       (36,607)
                                                                 -----------
     Net deferred tax asset ..................................     6,792,653
                                                                 -----------

Less valuation allowance .....................................    (6,749,393)
                                                                 -----------
          Total deferred tax asset, net of valuation allowance   $    43,260
                                                                 ===========


Allowance for doubtful accounts receivable ...................   $    43,260
                                                                 -----------
Property, equipment and intangible assets ....................       (36,607)
                                                                 -----------
Total deferred tax asset .....................................         6,653
Less valuation allowance .....................................        36,607
                                                                 -----------
          Total deferred tax asset, net ......................   $    43,260
                                                                 ===========

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

23         ACQUISITIONS

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

REVERSE MERGER - TDS (TELEMEDICINE), INC

On March 19, 2007, GS EnviroServices, Inc. and its wholly owned subsidiaries, Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a/ Jones Environmental Services (NE) Inc.) entered into an Agreement and Plan of Merger and Reorganization ("Merger") with TDS (Telemedicine), a publicly held corporation. Pursuant to the Agreement, 19,000,000 shares of the Company's common stock were issued to GS CleanTech in exchange for the purchase of GS EnviroServices and its subsidiaries. The individuals who were shareholders of TDS (Telemedicine), Inc. prior to the Merger retained 4,000,000 shares of common stock in the public company. The Merger has been accounted for as a reorganization of entities under common control.

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

On May 25, 2007, GS EnviroServices completed the reincorporation of TDS (Telemedicine) Inc. by changing its state of incorporation from New York to Delaware. Under the Merger Agreement, the Corporation merged with and into its subsidiary, GS EnviroServices, Inc., a Delaware Corporation. As of May 25, 2007, the New York Corporation has ceased to exist and the Delaware Corporation will continue to operate the New York Corporation's business under the name "GS EnviroServices, Inc."

ACQUISITION - VERTEX ENVIRONMENTAL SERVICES, INC.

On April 9, 2007, GS EnviroServices acquired certain assets of the Remedial Construction Group of Vertex Environmental Services, Inc. The Company has incorporated this team of professionals with the field service division of the Company's subsidiary Enviro-Safe Corporation. With this acquisition, the Company will expand operations into the southern New England area with a new Rhode Island facility. We believe this acquisition will enhance and expand our business with minimal capital outlay. This expansion of our existing services through this strategic acquisition will generate incremental revenues from existing and new customers. Operations of this acquisition from the date of acquisition through June 2007 have been included in the Company's consolidated statement of operations. The final allocation of the purchase price over the fixed assets has not been determined as of June 30, 2007. The following table summarizes the acquisition detailed above:

Cash paid directly to seller from Line of Credit ....   $387,000
     Cash paid directly to seller ...................     43,000
     Closing costs ..................................     17,842
                                                        --------
     Total purchase cost ............................   $447,842
                                                        ========

Allocation of purchase price:
     Tools and equipment ............................   $ 26,826
     Excess purchase price over fixed assets acquired    421,016
                                                        --------
          Total assets acquired .....................   $447,842
                                                        ========
                                       20

24       SUBSEQUENT EVENTS

On February 28, 2007, GS CleanTech issued to Kerns Manufacturing Corp. a Convertible Debenture in the principal amount of $1,000,000 in settlement of a pending legal action. The Convertible Debenture was payable on June 30, 2007 and did not bear interest. It is convertible into common stock of the Company at a conversion rate equal to 90% of the average of the closing price for the five trading days preceding conversion. GS CleanTech failed to pay the principal due on June 30, 2007. Therefore, Kerns Manufacturing Corp. has filed a motion for summary judgment in lieu of complaint in the Supreme Court of the State of New York, Queens County, seeking $1,000,000 in damages and ancillary relief.

Effective July 1, 2007, GS CleanTech acquired 100% of the capital stock of GS Carbon Trading, Inc., and its holdings in Sterling Planet, Inc., TerraPass, Inc., Air Cycle Corporation, General Ultrasonics Corporation and General Carbonics Corporation, in return for the assumption by GS CleanTech of One Million One Hundred Twenty Five Thousand ($1,125,000) in convertible debt due to Cornell Capital Partners, LP.

During July 2007, the Company liquidated its holdings in Air Cycle Corporation and Ovation Products Corporation for $335,000 and $945,000 in cash, respectively, and the Company sold 80% of its stake in TerraPass for $326,000 in cash. The Company's chairman resigned from the director posts previously held at Air Cycle and TerraPass at the time of each closing.

In addition, the Company converted the substantial majority of its investments in General Ultrasonics Corporation, H2 Energy Solutions, Inc., General Carbonics Corporation and Aerogel Composite, Inc. into senior secured demand notes in the amounts of $1,574,191 (plus accretion clause), $261,327, $191,427(plus accretion clause), and $500,000, respectively (the Company had previously written off its initial investment in Aerogel Composite during 2006). The Company continues to own 1,000 shares in each of General Ultrasonics, H2 Energy Solutions, General Carbonics and Aerogel Composite. The Company's chairman also resigned from the officer and director posts previously held at General Ultrasonics, General Carbonics and H2 Energy Solutions and the director post previously held at Aerogel Composite.

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

GS CleanTech Corporation provides applied engineering and technology transfer services based on clean technologies and process innovations that make it cost-effective and easy to recycle and reuse resources.

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

GS Ethanol

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

While these activities accounted for only about 2% of our revenue during the six months ended June 30, 2007, we have executed a number of agreements for the extraction of more than 25 million gallons of corn oil for conversion into biodiesel fuel and we have developed a significant pipeline for potential additional sales of our corn oil extraction systems. Accordingly, our revenues can be expected to increase as a percentage of overall sales as we successfully deploy our technologies under our executed agreements during 2007 and 2008 and if we are able to successfully convert our sales prospects into additional technology deployments. We are currently deploying several of these extraction systems and we began commissioning of the first of these systems in April 2007.

Our focus for much of 2007 will remain resolved on delivering our technologies to the ethanol industry. A key aspect of our go-to-market strategy in the ethanol sector is to forge strategic partnerships to maximize market penetration and to quicken the rate of penetration. As we achieve budgeted milestones in our ethanol program we intend to shift our focus towards the extraction, beneficiation and refining of other co-products and waste products in other agriproducts based industries, the municipal waste processing industry and the power generation industry.

GS EnviroServices

GS EnviroServices Inc. (f/k/a TDS (Telemedicine), Inc.) owns the following two operating subsidiaries: Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a Jones Environmental Services (NE), Inc.), hereinafter referred to collectively as Enviro-Safe or the "Company". These companies are environmental management companies providing a variety of services to a broad client base in both the private and public sectors. We conduct business throughout the northeastern region of the United States and our services include:

     o    Transportation  and Disposal Services - transportation,  distribution,
          recycling  and  disposal   services  specific  to  the  materials  and
          processes of our clients, for a wide range of industrial wastes.

     o Field Services - remedial, industrial cleaning and other related services for our clients at their sites and facilities.

GS EnviroServices provides a variety of services to a broad client base in both the private and public sectors. Our services include collection and transportation of industrial wastes and site remediation. We provide our services and manage our business through two major divisions: Transportation and Disposal Services and Field Services. As of June 30, 2007 we operated out of five service centers: our Resource Conservation and Recovery Act (RCRA) Part B permitted TSDF in Lowell, Massachusetts; our field service operations centers in Sandwich and Milford, Massachusetts and Smithfield, Rhode Island; and our technical and field service center in Plainville, Connecticut.

Enviro-Safe is one of the leading providers of safe, environmentally sound hazardous waste management services in New England. Quality field personnel and flexible service are the reasons for the growth of Enviro-Safe. We now deliver the following full range of services:

          o FACILITIES. We operate a TSDF where we collect, temporarily store and transport the waste to final recycling, treatment or disposal destinations. The material collected at the TSDF is disposed of at third party incineration, landfill or wastewater treatment facilities. Waste types processed or transferred in drums or bulk quantities include:
               o    Flammables, combustibles and other organics;
               o    Acids and caustics;
               o    Cyanides and sulfides;
               o Items containing PCBs, such as utility transformers and electrical light ballasts;
               o    Solids and sludge;
               o    Other regulated wastes; and
               o    Non-hazardous industrial waste.

          o LAB PACK SERVICES. Enviro-Safe provides all the resources necessary to safely package, remove and dispose of aged chemical inventories, expired, surplus or waste chemicals, reactives, and laboratory waste. Enviro-Safe personnel identify and classify different wastes and prepare a custom waste management program to meet the needs of its clients. Enviro-Safe's highly qualified and degreed chemists will process all waste according to DOT, EPA, and disposal facility requirements. Acceptable waste is shipped to our Part-B permitted TSD facility in Lowell, MA. After processing, the waste is transported for final disposal and/or treatment to an Enviro-Safe approved hazardous waste facility.

          o HOUSEHOLD HAZARDOUS WASTE. Enviro-Safe is one of New England's largest organizations committed to effective management of household hazardous wastes. Enviro-Safe performed over 150 collection programs over the past four years and currently operates three permanent collection centers in New England. Enviro-Safe's program emphasizes working with communities to design a program that will meet individual needs. Our project managers visit each site to ensure that the site is set up in the safest and most efficient design possible. Traffic flow patterns are developed to decrease waiting time for participants. Enviro-Safe's program focuses on providing cost effective, safe and efficient collection programs. Waste is consolidated to reduce the number of drums for disposal.

          o REMEDIATION SERVICES. Enviro-Safe Field Services offers comprehensive environmental contracting services to a wide variety of clients within the commercial, industrial, engineering and municipal markets. Our key senior staff is able to provide accurate and reliable information to our clients from the design phase of a project through completion. Enviro-Safe's expertise in Field Services enables us to formulate cost-effective solutions for our clients while completing projects safely and compliantly. Our services include:

               o    Remediation Construction
               o    PCB Management & Disposal
               o    Petroleum Equipment Construction
               o    Environmental Construction

          o ENGINEERING AND CONSULTING SERVICES. Enviro-Safe provides a range of engineering and consulting services in compliance with federal and state waste site cleanup laws and regulations. Our licensed, experienced engineers and technicians provide a variety of services to our clients including:

               o    Site Assessment;
               o    Soil and Groundwater Remediation ;
               o    LSP Services;
               o    Phase I and II Site Assessments;
               o    RCRA Reporting;
               o    Emergency response;
               o    Tank cleaning and removal;
               o    Vacuum services;
               o    Environmental remediation; and
               o    Asbestos abatement.

BUSINESS RISK FACTORS

You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

Our external auditors have issued a going concern opinion raising substantial doubt as to the Company's ability to continue as a going concern due to the Company's history of losses, working capital deficiency and cash position, which conditions could impair the value of the Company's stock.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2007 the Company had $101,607 in cash, and current liabilities exceeded current assets by $12.3 million including $4.5 million in derivative liabilities. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The conversion of our convertible debentures, the exercise of our outstanding warrants and could cause the market price of our common stock to fall, and may have dilutive and other effects on our existing stockholders.

As of June 30, 2007, the conversion of GS CleanTech's outstanding convertible debentures, and the exercise of our outstanding warrants and options could result in the issuance of up to 295,889,109 shares of common stock, assuming all outstanding warrants and options are currently exercisable. Potential future dilutive securities include 50,000,000 shares issuable under outstanding warrants, 49,818,973 in outstanding options, and 196,070,136 shares issuable for the conversion of convertible debentures. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

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

GreenShift Corporation owns preferred stock that may be converted into 70% of our outstanding common stock after conversion. GreenShift is entitled to cast votes at a shareholders meeting or by written consent that equal 70% of the total votes. As a result, GreenShift Corporation may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 VERSUS THE THREE MONTHS ENDED JUNE 30, 2006

REVENUES

Total revenues were $4.1 million for the three months ended June 30, 2007, an increase of $0.4 million, or 10.9% over 2006 revenues of $3.7 million. This increase is due to our expansion efforts in field services.

COST OF REVENUES

Cost of revenues for the three months ended June 30, 2007 were $2.9 million or 69.4% of revenue, as compared to $2.8 million, or 75.7% of revenue in 2006. The increase in cost of revenues is directly related to the increase in revenue.

SELLING, GENERAL AND ADIMISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the three months ended June 30, 2007 were $1.8 million or 43.9% of revenue, as compared to $1.7 million, or 46.0% of revenue in 2006. SG&A expenses for the three months ended June 30, 2007 and 2006 include $111,858 and $75,000 of stock based compensation respectively

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended June 30, 2007 were $77,675, or 1.9% of revenue, as compared to $58,078, or 1.6% of revenue in 2006.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2007 was $227,345, or 5.5% of revenue, as compared to $175,656, or 4.8% of revenue in 2006. For the periods ended June 30, 2007 and 2006, interest expense included $61,530 and $45,697 due to an affiliate of the Company. Net of the interest due to an affiliate, interest expense has increased $36,036 over the periods presented.

NET INCOME

Our total net income from operations before provision for tax for the three months ended June 30, 2007, was $1.5 million or 37.3% of revenue, as compared to a loss of $2.7 million (73.0) % of revenue in 2006.

SIX MONTHS ENDED JUNE 30, 2007 VERSUS THE SIX MONTHS ENDED JUNE 30, 2006

REVENUES

Total revenues were $7.4 million for the six months ended June 30, 2007, an increase of $0.6 million, or 8.7% over 2006 revenues of $6.9 million. This increase is due to our expansion efforts in field services.

COST OF REVENUES

Cost of revenues for the six months ended June 30, 2007 were $5.2 million or 71.1% of revenue, as compared to $5.1 million, or 74.0% of revenue in 2006. This percentage drop is due to our management's efforts to execute its plan for success and continued better utilization our internal resources. This internalization resulted in a reduction in subcontractor expense of 3.1% for the six months ended June 30, 2007.

SELLING, GENERAL AND ADIMISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the six months ended June 30, 2007 were $3.3 million or 44.6% of revenue, as compared to $4.8 million, or 69.6% of revenue in 2006. SG&A expenses for the six months ended June 30, 2007 and 2006 include $450,019 and $1,670,000 of stock based compensation respectively. In addition, during the six months ended June 2006, general and administrative expenses include $148,000 in non-recurring costs associated with management fees due to an affiliate of the Company.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the six months ended June 30, 2007 were $144,055, or 1.9% of revenue, as compared to $115,012, or 1.5% of revenue in 2006.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2007 was $556,646, or 7.4% of revenue, as compared to $207,170, or 3.0% of revenue in 2006. For the periods ended June 30, 2007 and 2006, interest expense included $116,610 and $84,360 due to an affiliate of the Company. Net of the interest due to an affiliate, interest expense has increased $119,166 over the periods presented.

NET INCOME

Our total loss from continuing operations before provision for tax for the six months ended June 30, 2007, was $1,346,453 or (18.1%) of revenue, as compared to a loss of $6,749,614 (5.7) % of revenue in 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used $763,266 of cash in 2007 as compared to a $3,197,964 use of cash in 2006. The Company's process engineering division GS Ethanol, is a technology "start up" company which typically will have a negative cash flow effect. In addition, during the first six months, GS EnviroServices improved their cash flow over the first quarter with no additional use of cash. The Company's capital requirements consist of general working capital needs and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations. At June 30, 2007 the Company had cash of $101,607. This cash represents a decrease of ($2,656,535) from the cash available as of June 30, 2006.

CASH FLOWS FOR 2007

Non-cash expenses recorded for the six months ended June 30, 2007 totaled ($2,361,804) and consisted primarily of $25,000 of Common Stock issuances,

$10,884 of deferred taxes, $144,055 of depreciation and amortization, $2,208,543 of amortization of debt discounts, ($2,879,218) change in fair value of derivative instruments, $75,833 of amortization of deferred financing costs, $113,080 from a beneficial conversion feature, ($2,494,946) gain on the sale of a discontinued operation, and about ($21,461) in equipment disposal costs.

Accounts receivable at June 30, 2007, net of allowance for doubtful accounts, totaled $2.9 million, an increase of $0.3 million from the June 30, 2006 balance of 2.6 million. Accounts payable at June 30, 2007 totaled $2.9 million, a decrease of $0.5 million from the June 30, 2006 balance of $3.4 million. Accrued expenses at June 30, 2007 totaled $1.4 million, as compared to the June 30, 2006 balance of $.9 million.

The Company had a negative working capital position of $12.4 as of June 30, 2007 as compared to a negative working capital position of $7.2M as of June 30, 2006. The Company experienced a gain before provision for tax of approximately $1.1 million during the six months ended June 30, 2007.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time during the six months ended June 30, 2007 GS CleanTech issued a total of 96,784,675 shares to Cornell Capital Partners, LP upon its partial conversion of the Secured Minimum Borrowing Note in the aggregate amount of $1,132,703. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to an entity whose principals had access to detailed information about GS CleanTech and were acquiring the shares for the entity's own account. There were no underwriters.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On February 28, 2007 the Company issued to Kerns Manufacturing Corp. a Convertible Debenture in the principal amount of $1,000,000. The principal amount of the Debenture was payable on June 30, 2007. The Company has defaulted in making that payment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended June 30, 2007:

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


GS CLEANTECH CORPORATION
By

              /S/       DAVID WINSNESS
              -----------------------------------
                        DAVID WINSNESS
                        Chief Executive Officer

Date:                   August 14, 2007

              /S/       KEVIN KREISLER
              -----------------------------------
                        KEVIN KREISLER
                        Chief Financial Officer


Date:                   August 14, 2007