Form 10QSB
period 2007-09-30
GS Cleantech Corp
filed 2007-11-14
CIK 1269127

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

                          COMMISSION FILE NO.: 0-50469



                            GS CLEANTECH CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                            59-3764931
--------------------------------------------------------------------------------
(State of other jurisdiction of                                   IRS Employer
incorporation or organization)                               Identification No.)


One Penn Plaza, Suite 1612, New York, New York                          10119
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

The number of outstanding shares of common stock as of November 14, 2007 was 497,548,271.

Transitional Small Business Disclosure Format:  Yes   No X



                            GS CLEANTECH CORPORATION
                         QUARTERLY REPORT ON FORM 10QSB
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

                                TABLE OF CONTENTS

                                                                                                           Page No
Part I            Financial Information
Item 1.           Financial Statements (unaudited)...............................................................3
                  Consolidated Balance Sheet - September 30, 2007 (unaudited)....................................4
                  Consolidated Statements of Operations - for the Three and Nine Months Ended
                    September 30, 2007 (unaudited) and 2006 (unaudited)..........................................6
                  Consolidated Statements of Cash Flows - for the Nine Months Ended
                    September 30, 2007 (unaudited) and 2006 (unaudited)..........................................7
                  Notes to Consolidated Financial Statements.....................................................9
Item 2.           Management's Discussion and Analysis .........................................................25
Item 3.           Controls and Procedures.......................................................................35

Part II           Other Information

Item 1.           Legal Proceedings.............................................................................36
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds...................................36
Item 3.           Defaults upon Senior Securities...............................................................36
Item 4.           Submission of Matters to a Vote of Security Holders...........................................36
Item 5.           Other Information ............................................................................36
Item 6.           Reports on Form 8K............................................................................36

Signatures


                            GS CLEANTECH CORPORATION
                         QUARTERLY REPORT ON FORM 10QSB
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      AS OF SEPTEMBER 30, 2007 (UNAUDITED)

ASSETS
Current assets:
   Cash .....................................................   $    442,879
   Accounts receivable, net of allowance of doubtful accounts      2,657,513
   Accounts receivable due from affiliate ...................        248,597
   Loans due from affiliates ................................        196,621
   Inventory ................................................        354,972
   Project development costs ................................        279,106
   Prepaid expenses and other current assets ................        116,702
                                                                ------------
            Total current assets ............................      4,296,390
                                                                ------------
Other Assets:
   Property and equipment, net ..............................      2,990,611
   Deposits .................................................        108,860
   Construction in progress .................................      1,596,842
   Intangible assets, net ...................................        214,533
   Deferred financing costs, net ............................        344,306
   Investments in unconsolidated subsidiaries, at cost ......      1,685,333
   Goodwill .................................................      4,431,319
   Assets of discontinued operations ........................          7,500
                                                                ------------
       Total other assets ...................................     11,379,304
                                                                ------------
TOTAL ASSETS ................................................   $ 15,675,694
                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Line of Credit ...........................................   $    347,341
   Accounts payable and accrued expenses ....................      3,784,102
   Notes Payable - affiliates ...............................      1,900,059
   Accrued interest payable - affiliate .....................        281,620
   Note payable - related party .............................         30,000
   Billings in excess of earnings ...........................         16,865
   Accrued interest payable .................................        921,839
   Deferred taxes ...........................................         13,515
   Income tax payable .......................................        127,629
   Current portion of long term debt ........................        184,452
   Liability for derivative instruments .....................      7,273,647
   Convertible debentures, net of discount ..................      3,840,881
   Liabilities of discontinued of operations, current .......        423,092
                                                                ------------
       Total current liabilities ............................     19,145,042
                                                                ------------
   Long term debt net of current portion ....................        339,897
   Convertible debenture, net discount ......................      2,200,000
                                                                ------------
       Total long term liabilities ..........................      2,539,897
                                                                ------------
       Total liabilities: ...................................     21,684,939
                                                                ------------
Minority interest in consolidated subsidiary ................        703,000
                                                                ------------
Stockholders' equity:
   Convertible preferred stock, $0.001 par value,
    5,000,000 shares authorized:
     Series A: 1,254,244 shares issued and outstanding ......          1,254
     Series B: 151,250 shares issued and outstanding ........            151
     Series C:  -- shares issued and  -- shares outstanding .           --
     Series D: 1,000,000 shares issued and outstanding ......          1,000
   Common stock, $0.001 par value, 500,000,000 authorized;
   497,548,271 shares issued and outstanding ................        497,550
   Additional paid-in capital ...............................     55,341,157
   Accumulated deficit ......................................    (62,553,357)
                                                                ------------
     Total stockholders' equity (deficit) ...................     (6,712,245)
                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................   $ 15,675,694
                                                                ============

                                       4

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                  Three Months Ended                     Nine Months Ended
                                                                        September 30                          September 30
                                                     -------------------------------       -------------------------------
                                                             2007               2006               2007               2006
                                                     -------------------------------       -------------------------------
Revenue ........................................   $     4,339,532    $     3,891,838    $    11,745,077    $    10,606,297
Revenue - affiliates ...........................            30,000               --               63,600              4,000
                                                   ---------------    ---------------    ---------------    ---------------
  Total Revenue ................................         4,369,532          3,891,838         11,808,677         10,610,297

Cost of revenues ...............................         3,152,447               --            8,380,233          7,821,447
Cost of revenues - affiliates ..................             8,593          2,839,837              8,593               --
                                                   ---------------    ---------------    ---------------    ---------------
  Total Cost of revenues .......................         3,161,040          2,839,837          8,388,826          7,821,447

Gross Profit ...................................         1,208,492          1,052,001          3,419,851          2,788,850
Operating expenses:
  General and administrative expenses ..........           543,247          1,227,324          2,941,748          3,701,101
   Selling expenses ............................           332,373            271,474            993,951            878,719
  Research and development .....................             1,467             21,013              1,467             55,957
  Stock based compensation .....................           278,602             50,000            479,018          1,670,000
                                                   ---------------    ---------------    ---------------    ---------------
     Total operating expenses ..................         1,155,689          1,569,811          4,416,184          6,305,777
                                                   ---------------    ---------------    ---------------    ---------------
Net income (loss) from operations ..............            52,803           (517,810)          (996,333)        (3,516,927)

Other income (expense):
  Change in fair value of derivative instruments           186,909          2,676,552          3,405,607          3,135,380
  Interest expense - affiliate .................           (60,628)           (77,803)          (167,233)          (124,436)
  Write down of investments ....................              --             (436,667)              --             (436,667)
  Loss on sale of investments ..................           (23,373)              --             (388,150)              --
  Amortization of debt discount
   & deferred financing ........................          (602,194)        (1,551,251)        (2,886,570)        (5,475,605)
  Gain (loss) on equipment disposal ............            (1,366)               500             20,095            (40,302)
  Miscellaneous income .........................            60,765              2,140             93,566              3,434
  Interest expense .............................          (315,488)          (126,651)          (765,528)          (289,623)
                                                   ---------------    ---------------    ---------------    ---------------
     Total other income (expense), net .........          (755,375)           486,820           (688,213)        (3,227,819)
                                                   ---------------    ---------------    ---------------    ---------------
Income (loss) before provision for income taxes.          (702,572)           (30,990)        (1,684,546)        (6,744,746)

(Provision for)/benefit from income taxes ......            27,040              4,549            113,269              8,858
                                                   ---------------    ---------------    ---------------    ---------------
  Income (loss) from continuing operations .....          (729,612)           (35,539)        (1,797,815)        (6,753,604)
                                                   ===============    ===============    ===============    ===============
Discontinued operations:
Income (Loss) from discontinued operations .....            (3,069)           (62,152)            (3,069)           231,217
Gain on disposal of discontinued operations ....              --                 --            2,494,946             41,949
                                                   ---------------    ---------------    ---------------    ---------------
  Total discontinued operations ................            (3,069)           (62,152)         2,491,877            273,166
                                                   ===============    ===============    ===============    ===============
Net income (loss) ..............................   $      (732,681)   $       (97,691)   $       694,062    $    (6,480,438)
Preferred dividends ............................              --                 --             (151,875)          (681,594)
                                                   ---------------    ---------------    ---------------    ---------------
Income (loss) attributable to shareholders .....   $      (732,681)   $       (97,691)   $       542,187    $    (7,162,032)

Weighted average common shares outstanding
Basic ..........................................       329,784,740         76,777,778        464,492,475        223,061,992
Diluted ........................................       329,784,740         76,777,778      1,150,302,061        223,061,992

Earnings (loss) per share
Basic
Income from continuing operations ..............              0.00               0.00               0.00              (0.03)
Income (loss) from discontinued operations .....              0.00               0.00               0.01               0.00
                                                   ---------------    ---------------    ---------------    ---------------
Net income per share - basic ...................              0.00               0.00               0.00              (0.03)
                                                   ===============    ===============    ===============    ===============
Diluted
Income from continuing operations ..............              0.00               0.00               0.00              (0.03)
Income (loss) from discontinued operation ......              0.00               0.00               0.00               0.00
                                                   ---------------    ---------------    ---------------    ---------------
Net income per share - diluted .................              0.00               0.00               0.00              (0.03)
                                                   ===============    ===============    ===============    ===============

           The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                            Nine Months Ended Nine Months Ended
                                                                 September 30      September 30
                                                                         2007              2006
                                                            ----------------- -----------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss) ..........................................   $   694,062    $(6,480,438)

Adjustments to reconcile net loss to net
  cash used in operating activities
   Depreciation and amortization ..............................       243,944        175,300
   Amortization of debt discount and deferred financing costs .     2,886,570      5,475,605
   Change in allowance for doubtful accounts ..................       (26,285)       (12,234)
   Deferred tax ...............................................       (14,076)          --
   Change in fair value of derivatives ........................    (3,405,607)    (3,135,380)
   Stock based compensation ...................................       479,018      1,670,000
   Deferred financing costs ...................................          --         (455,000)
   Gain (loss) on equipment disposal ..........................       (20,095)        40,302
   Stock issued for services ..................................        25,000           --
   Stock issued for services - affiliates .....................          --          150,000
   Amortization of beneficial conversion feature ..............       113,080         15,124
   Gain on sale of discontinued operations ....................    (2,494,946)          --
   Loss on sale of investment .................................       388,150        436,667
   Settlement of debt .........................................          --         (133,087)

Change in assets and liabilities, net of acquisitions
   Accounts receivable, net ...................................      (460,878)      (482,219)
   Accounts receivable - related party ........................      (248,597)          --
   Prepaid expenses ...........................................       262,857         99,005
   Deposits ...................................................        (4,563)           202
   Inventory ..................................................       256,895     (1,776,735)
   Loan from affiliate ........................................       (21,130)      (369,811)
   Billings and costs in excess of earnings ...................       (46,108)         1,949
   Income tax payable .........................................       107,489           --
   Accrued interest - related party ...........................       118,704         94,174
   Convertible debenture - related party ......................          --           76,067
   Accounts payable ...........................................       321,755        525,831
   Accrued interest payable ...................................       512,921        122,922
   Accrued expenses ...........................................      (260,695)      (417,520)
   Liabilities of discontinued operations .....................       (21,200)      (971,314)
   Assets of discontinued operations ..........................          --          346,681
                                                                  -----------    -----------
      Net cash used in operating activities ...................      (613,735)    (5,003,909)
                                                                  -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES

   Cash paid for acquisition ..................................      (447,842)          --
   Prepaid acquisition cost ...................................       (17,982)          --
   Construction in progress ...................................    (1,294,962)          --
   Project development costs ..................................        (8,632)      (101,259)
   Additions to and acquisition of property,
    plant and equipment .......................................      (270,726)       (90,824)
                                                                  -----------    -----------
      Net cash used in investing activities ...................    (2,040,144)      (192,083)
                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from line of credit ...............................       497,341           --
   Repayment of line of credit ................................      (150,000)          --
   Loan due to an affiliate ...................................     2,290,000        478,674
   Loan due to related party ..................................       130,000        648,093
   Issuance of long term debt .................................          --        4,518,792
   Issuance of convertible debentures .........................      (121,210)      (160,470)
   Repayment of term financing ................................          --          (50,000)
                                                                  -----------    -----------
      Net cash provided by (used in) financing activities .....     2,646,131      5,435,089
                                                                  -----------    -----------
   Net increase (decrease) in cash ............................   $    (7,748)   $   239,097

   Cash at beginning of period ................................       450,627        363,383
                                                                  -----------    -----------
   Cash at end of period ......................................   $   442,879    $   602,480
                                                                  ===========    ===========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                                       6

                    GS CLEANTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

2        GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2007 the Company had $442,879 in cash, and current liabilities exceeded current assets by $14,848,652 including $7,273,647 in derivative liability instruments. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

3        SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

For the period ended September 30, 2007, the accompanying consolidated financial statements include all accounts of GS CleanTech Corporation and its active subsidiaries:

     >> GS EnviroServices - owns 100% of the environmental services divisions of Enviro-Safe Corporation (NE) (f/k/a Jones Environmental Services Inc., (NE)), and Enviro-Safe Corporation. GS CleanTech owns 55% of GS EnviroServices, Inc.

     >> GS Ethanol Technologies - owns the Company's corn oil extraction technology, the Company's Oshkosh, Wisconsin extraction facility, and administers process engineering services incidental to this technology.

All significant inter company balances and transactions were eliminated in consolidation. The financial statements for the period ended September 30, 2007 have been consolidated to include the accounts of GS EnviroServices and GS Ethanol Technologies.

COST METHOD OF ACCOUNTING FOR UNCONSOLIDATED SUBSIDIARIES

GS  CleanTech  accounts  for  its  10%  investment  in  Sterling  Planet,   Inc.
("Sterling") under the cost method. Application of this method requires the Company to periodically review this investment in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company's management. These judgments include assessments of the likelihood of Sterling to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in Sterling's respective industry as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the investment.

During the nine months ended September 30, 2007, GS CleanTech liquidated its holdings in Ovation Products Corporation, TerraPass, Inc., Air Cycle Corporation and General Hydrogen Corporation for $945,000, $402,000, $335,000, and $135,223 respectively, in cash.

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

INVENTORIES

Due to the long lead times to obtain some components, GS Ethanol Technologies, Inc. maintains an inventory of centrifuges and related parts. Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the lease or their useful lives. Gains and losses on depreciable assets retired or sold are recognized in the consolidated statement of operations in the year of disposal, and repair and maintenance expenditures are expensed as incurred. Property, plant and equipment are stated at cost. Expenditures for major renewals and improvements which extend the life or usefulness of the asset, are capitalized. Once an asset has been completed and placed in service, it is transferred to the appropriate category and depreciation commences.

TECHNOLOGY LICENSE

Costs associated with the Company's technology licenses are capitalized and amortized over their useful life of ten years using the straight-line method.

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

INCOME TAXES

Income taxes are accounted for under the asset and liability method, whereby deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. GS EnviroServices is not consolidated for federal income tax return purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in GS EnviroServices.

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

DERIVATIVE FINANCIAL INSTRUMENTS

Certain of the Company's debt and equity instruments include embedded derivatives that require bifurcation from the host contract under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under the provisions of these statements, the Company records the related derivative liabilities at fair value and records the accounting gain or loss resulting from the change in fair values at the end of each reporting period. Change in the derivatives instruments resulted in income of $3,405,607 and $3,135,380 for the nine months ended September 30, 2007 and 2006, respectively.

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

4      BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive.

5       CONCENTRATIONS

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

Accounts receivable at September 30, 2007 are approximated as follows:

Accounts receivable .................   $ 2,790,480
Accounts receivable - affiliate .....       248,597
Less: allowance for doubtful accounts      (132,967)
                                        -----------
Accounts receivable, net ............   $ 2,906,110
                                        ===========
6        STOCKHOLDERS EQUITY

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

STOCK OPTIONS

Activity under the Plan and issuances of options and/or warrants for the period ended September 30, 2007 is as follows:

                                                    Weighted Average
                                  Number of Shares   Exercise Price
                                  ---------------------------------
Outstanding at December 31, 2005     10,200,427     $     0.39
   Granted at fair value ........    40,000,000           0.04
   Forfeited ....................      (368,954)          1.83
   Exercised ....................          --              --
                                    -----------     ----------

Outstanding at December 31, 2006     49,831,473     $     0.10
   Granted at fair value ........          --              --
   Forfeited ....................       (12,500)           --
   Exercised ....................          --              --
                                    -----------     ----------
Outstanding at September 30, 2007   49,818,973      $     0.10
                                    ===========     ==========

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

7         DISCONTINUED OPERATIONS

During the year ended December 31, 2006, the GS CleanTech Board of Directors adopted a plan for the sale of the Company's environmental consulting business, which was located in Mount Arlington, New Jersey and operated by EnviroSciences Inc. On May 4, 2007, the Company executed a Share Purchase Agreement with the former owners of EnviroSciences with an effective date of January 1, 2007. In exchange for the outstanding shares of EnviroSciences, Inc., the former owners to pay $250,000 to the Company. This was paid as of June 30, 2007. The Company recognized a gain of $2,494,946 from the sale. A breakdown of this purchase is as follows:

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

The components of discontinued operations are as follows:
                                                                   2007           2006
                                                            -----------    -----------
Net revenues ............................................   $      --      $ 3,154,573
Cost of revenues ........................................          --        1,854,103
                                                            -----------    -----------
     Gross profit .......................................          --        1,300,470
                                                            -----------    -----------
Selling, general and administrative expense .............          --          846,388
                                                            -----------    -----------
     Income from operations .............................          --          454,082
                                                            -----------    -----------
Other income and expenses, net ..........................          --          (66,042)
                                                            -----------    -----------
     Total other income and expense .....................          --          (66,042)
                                                            -----------    -----------
     Income before provision for income taxes ...........          --          338,039
Total provision for tax .................................        (3,069)       114,873
                                                            -----------    -----------
     Net income (loss) from discontinued operations .....        (3,069)       273,166
       Gain (loss) on disposal of discontinued operations          --             --
                                                            -----------    -----------
     Total income (loss) - discontinued operations ......   $    (3,069)   $   273,166
                                                            ===========    ===========

The results presented above for 2007 and 2006 include the operating activity for the discontinued operations for the nine month period. Assets and liabilities of the discontinued businesses were reported as net assets and net liabilities (current and net of current) of discontinued operations at September 30, 2007.

Assets and liabilities of discontinued operations as of September 30, 2007 are as follows:

Assets of discontinued operations
     Other assets .....................................   $   7,500
                                                          ---------
           Total assets of discontinued operations ....       7,500
                                                          =========
Current liabilities of discontinued operations:
     Accounts payable .................................     254,958
     Accrued expenses .................................     168,134
                                                          ---------
           Total liabilities of discontinued operations     423,092
                                                          ---------
Net liabilities of discontinued operations ............   $(415,592)
                                                          =========
8         DEPOSITS

In 2005, GS EnviroServices deposited $90,000 to satisfy a regulatory requirement for the closure of the Lowell location. In accordance with the agreement, the trustee is TD Banknorth and beneficiary is the Massachusetts Department of Environmental Protection. Other deposits in the amount $18,860 are for security deposits on property leases, deposits on bid bonds and deposits for our hazardous waste transporter permits.

9        GOODWILL AND INTANGIBLE ASSETS

The Company reviews its Goodwill annually at December 31 each year for possible impairment and more frequently if events or changes in circumstances indicate Goodwill might be impaired. The fair value of the Company's reporting units is analyzed using a discounted cash flow valuation approach. The discounted cash flow calculation is made utilizing various assumptions and estimates regarding future revenues and expenses, cash flow and discount rates. The assumptions used are sometimes significantly different than historical results due to the Company's current business initiatives. If the Company fails to achieve results in line with the assumptions used, intangible assets may be impaired. Possible impairment may exist if the fair value computed using the discounted cash flow valuation approach is lower than the carrying amount of the reporting unit (including goodwill). Further analysis would be required if possible impairment exists by comparing the implied fair value of the reporting unit, which is the excess of the fair value of the reporting unit over amounts assigned to the reporting unit's assets and liabilities, to the carrying amount of goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value, an impairment loss equal to the difference would be recorded and goodwill would be written down. As of September 30, 2007 the Company does not believe any impairment of Goodwill or other intangible assets has occurred.

Intangible assets at September 30, 2007 include the following.

Patent ........................   $  50,000
Permits .......................     216,500
Accumulated amortization.......     (51,967)
                                  ---------
    Permits, net ..............   $ 214,533
                                  =========

Amortization of intangible assets was $10,581 and $8,179 for the nine months ended September 30, 2007 and 2006 respectively. Estimated amortization expense for future years is as follows:

2007 ..........................    $  3,528
2008 ..........................      14,094
2009 ..........................      14,094
2010 ..........................      14,094
2011 ..........................      14,094
Thereafter ....................     154,629
                                   --------
Total .........................    $214,533
                                   ========

10        PROPERTY AND EQUIPMENT

Property, plant and equipment consist of the following at September 30, 2007:

Land and building ...........   $   675,000
Furniture and fixtures ......        82,542
Machinery & equipment .......       275,300
Vehicles ....................     1,033,001
Computer equipment ..........        44,765
Corn oil extraction system...     1,469,449
Leasehold  improvements .....       145,699
                                -----------
                                  3,725,756
Less accumulated depreciation      (735,145)
                                -----------
Net fixed assets ............   $ 2,990,611
                                ===========

11        LINE OF CREDIT

On May 31, 2007, GS EnviroServices closed on a demand line of credit in the amount of $1,000,000 with a bank. The principal balance bears interest that fluctuates based on the prime lending rate. As of June 30, 2007, the rate was 7.75%. The line is secured by all assets of the GS EnviroServices. The total amount due is payable upon demand on or before June 30, 2008. As of September 30, 2007 there is a balance of $347,341 drawn on the credit line. The revolving credit loan agreement includes the following required financial covenants of GS
EnviroServices:

     o Total Debt to Capital Funds Ratio - at all times during which the loan is available, the Borrower shall maintain a total debt to capital funds ratio not exceeding 2.2 to 1 calculated as follows: (total liabilities minus subordinated debt) divided by (total net worth minus intangible assets, affiliates receivables, officer receivables plus subordinated debt).

     o Debt Service Coverage - at all times during which the Loan is available, GS EnviroServices shall maintain a minimum global debt service coverage ratio of 1.2 to 1. Debt service coverage ratio shall be defined as GS EnviroServices's combined earnings before interest, taxes, distributions, and amortization, plus non-recurring income, minus non-recurring expenses, minus cash taxes, un-financed capital expenditures, dividends, plus current maturities, minus long term debt, plus interest.

As of September 30, 2007, the debt to capital funds ratio was 2.4 to 1 and debt service coverage of 3.2 to 1. GS EnviroServices has received a waiver from the bank for the debt to capitals funds covenant.

12       FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of September 30, 2007:

Related party borrowings:
Note payable - affiliate ................................   $ 1,900,059
Note payable - related party ............................        30,000
                                                            -----------
     Total related party borrowings .....................   $ 1,930,059
                                                            ===========
Current portion of long term debt:
Vehicle loans and other installment loans ...............   $   184,452
                                                            -----------
     Total current portion of mortgages and notes payable   $   184,452
                                                            ===========
Convertible debentures, current:
YA Global convertible debenture (April 2006) ............     1,900,000
YA Global convertible debenture (April 2006) ............       740,068
YA Global convertible debenture (February 2007) .........     1,125,000
Kerns convertible debenture (March 2007) ................     1,000,000
Note discounts ..........................................      (924,187)
                                                            -----------
     Total current portion of convertible debentures ....   $ 3,840,881
                                                            ===========
Long-term debt, net of current portion:
Vehicle loan and other installment loans, net of current    $   339,897
                                                            -----------
     Total long term debt, net of current portion .......   $   339,897
                                                            ===========
Convertible debentures, non-current:
YA Global convertible debenture  (April 2006) ...........   $ 4,400,000
Note Discounts ..........................................    (2,200,000)
                                                            -----------
     Total convertible debentures, non-current ..........   $ 2,200,000
                                                            ===========

13        NOTES PAYABLE - AFFILIATES

On September 30, 2007, the Board of Directors of GreenShift Corporation voted to make a capital contribution to GS EnviroServices. As a result, $513,526 of notes payable loan balance and accrued interest of $62,871 due from GS EnviroServices to GreenShift was reduced to zero. The total balance was credited to additional paid in capital. GreenShift is a shareholder of GS EnviroServices. GreenShift's CEO, Kevin Kreisler, is also Chairman of GS EnviroServices.

During the nine months ended September 30, 2007, the GS CleanTech and GS Ethanol's loan balance due to GreenShift Corporation was reduced by $490,070. As of September 30, 2007, the total loan balance due to GreenShift Corporation was $1,900,059. The note is payable upon demand and bears interest at a rate of 5%.

During the nine months ended September 30, 2007, the GS Ethanol borrowed $30,000 from David Winsness, the Company's Chief Executive Officer. The note is non interest bearing and payable upon demand.

14       VEHICLE LOANS

The Company has vehicle loans with varying interest rates from 0% to 11.99%. These loans have maturity dates that range from August 2007 to June 2013. As of September 30, 2007, vehicle notes totaled $524,349 with $184,452 currently due.

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements as of September 30, 2007:

     Year                                                       Amount
     -------------------------------------------------------------------
     2007-2008                                             $    184,452
     2008-2009                                                  132,038
     2009-2010                                                  107,563
     2010-2011                                                   60,300
     2011 and thereafter                                         39,996
                                                           ------------
          Total minimum payments due under
           current and long-term obligations               $    524,349
                                                           ============

15         CONVERTIBLE DEBENTURES

In the first quarter of 2006, five parties assumed the debt of $3,500,000 from another convertible debt holder of the company. In exchange for these debt assumptions the company issued convertible debentures totaling $3,500,000 to these parties. As of December 31, 2006, $311,523 of these debentures were not converted. A breakdown of these transactions in the nine months ended September 30, 2007 is described below.

Serenity Capital, LLC

In February 2006 GS CleanTech issued a $500,000 convertible debenture to Serenity Capital, LLC (Serenity) in exchange for a $500,000 debenture issued earlier by GS CleanTech that Serenity had purchased from the debt-holder. The debenture is convertible at the lesser of $0.02 or 80% of the average closing market price of GS CleanTech's common stock prior to the date of conversion. A note discount of $500,000 and a derivative liability of $1,672,500 were recorded at the assumption date. During the year 2006 Serenity effected conversions totaling $288,477 into a total of 14,423,880 shares of GS CleanTech's common stock. During the year ended 2006 interest expense from accretion of the debt discount was $464,465 and the gain on the fair market value of the derivative liability was $1,401,372. As of December 31, 2006, the principal amount due on the debenture was $211,523. During the three months ended March 31, 2007, interest expense from accretion of the debt discount was $35,535 and gain on the fair market value of the derivative liability was $271,128. In March 2007, the remaining principal on the debenture was converted into 10,576,120 shares of common stock.

Cyrus Capital, LLC

In February 2006 GS CleanTech issued a $500,000 convertible debenture to Cyrus Capital, LLC (Cyrus) in exchange for a $500,000 debenture issued earlier by GS CleanTech that Cyrus had purchased from the debt-holder. The debenture is convertible at the lesser of $0.02 or 80% of the average closing market price of GS CleanTech's common stock prior to the date of conversion. A note discount of $500,000 and a derivative liability of $1,672,000 were recorded at the assumption date. During the year 2006, Cyrus effected conversions totaling $400,000 into a total of 20,000,000 shares of GS CleanTech's common stock. As of December 31, 2006, principal amount due on the debenture was $100,000. Interest is accrued at a rate of 5% on the principal balance. As of December 31, 2006, $4,644 of interest is accrued on this debenture. During the three months ended March 31, 2007, interest expense from accretion of the debt discount was $31,350 and gain on the fair market value of the derivative liability was $128,188. In March 2007, the remaining principal on the debenture was converted into 5,000,000 shares of common stock. Cyrus is owned by a family member of the Company's chairman.

Kerns Manufacturing

On February 28, 2007 GS CleanTech entered into a Stipulation of Settlement to settle the lawsuit titled Kerns Manufacturing Corp. v. KBF Pollution Management, Inc., which was pending in the Supreme Court of the State of New York (County of Queens, Index No. 19788/03). Pursuant to the Stipulation, GS CleanTech issued to Kerns (a) a Convertible Debenture in the principal amount of $500,000 that was paid on March 31, 2007 and (b) a convertible debenture in the principal amount of $1,000,000 that was due on June 30, 2007. The Stipulation provides that upon satisfaction of all obligations under the Stipulation, the parties will exchange mutual general releases. In April 2007, the entire principal balance on the March 31, 2007 Kerns debenture was converted into 29,513,375 shares of common stock of GS CleanTech. GS CleanTech failed to pay the June 30, 2007 payment and Kerns accordingly filed motion for summary judgment in lieu of complaint in the Supreme Court of the State of New York, Queens County, seeking $1,000,000 in damages and ancillary relief. GS CleanTech subsequently entered into an amended agreement dated September 10, 2007 extending the due date to January 15, 2008. The agreement calls for a $30,000 interest payment to be paid on or before September 10, 2007 and interest payments of $10,000 to be paid on or before the first of each month through January 2008. As of the nine months ending September 30, 2007, all interest payments have been paid in accordance with the agreement.

The Kerns  debenture  may be  converted  by its holder into  common  stock of GS
CleanTech at a price equal to the lesser of $0.01 per share or 80% of the average of the last trade prices for the common stock during the five days preceding conversion. The total shares issued upon conversion, however, may not, when added to other GS CleanTech shares beneficially owned by the holder, total more that 4.99% of the outstanding GS CleanTech common stock.

A note discount of $580,694 and a derivative liability of $580,694 were recorded at the assumption date. During the nine months ended September 30, 2007, interest expense from accretion of the debt discount was $580,694 and loss on the fair market value of the derivative liability was $122,081. As of September 30, 2007, the principal balance on the Kerns debenture was $1,000,000.

YA Global Investments, LP

On April 13, 2006, YA Global Investments, LP ("Global"), formerly known as Cornell Capital Partners, purchased from GS CleanTech a Convertible Debenture in the amount of $4,400,000. GS CleanTech paid $440,000 in deferred finance costs and $15,000 in structuring fees as part of this transaction. The conversion price of the Debenture is equal to the lesser of $0.10 per share or 90% of the volume weighted average price of the Company's common stock for the thirty days preceding conversion. Global will be entitled to convert the Debenture on the basis of the conversion price into GS CleanTech common stock, provided that Global cannot convert into shares that would cause Global to own more than 4.99% of GS CleanTech's outstanding common stock. The Debenture bears interest at 5% per annum. Accrued interest and the principal amount are payable on April 1, 2009. The Company may redeem the debentures at any time for an amount equal to 120% of the outstanding principal and accrued interest. GS CleanTech's obligations under the Debenture are secured by a pledge of all of its assets. In connection with the debenture the Company issued to Global a five year Warrant to purchase 7,500,000 common shares at $0.10 per share, a five year Warrant to purchase 7,500,000 common shares at $0.15 per share, a five year Warrant to purchase 15,000,000 common shares at $0.20 per share, a five year Warrant to purchase 20,000,000 common shares at $0.25 per share. A note discount of $4,400,000 and a derivative liability of $14,958,108 were recorded at the assumption date. As of September 30, 2007 the balance due for debentures due to Global was $4,400,000 and interest of $322,056 has been accrued. During the nine months ended September 30, 2007, interest expense from accretion of the debt discount was $1,100,000 and loss on the fair market value of the derivative liability was $97,091.

On April 21, 2006 Global purchased from Laurus Master Fund, Ltd. the Secured Minimum Borrowing Note and the Revolving Note that GS CleanTech issued to Laurus on March 31, 2004. The aggregate debt, including accrued interest and penalties, was $2,193,047. Subsequently GS CleanTech agreed with Global to amend the Revolving Note such that its terms are now identical to the Secured Minimum Borrowing Note. The debenture bears interest at a rate of the prime lending rate plus 5%. GS CleanTech also agreed to modify the conversion feature of the two Notes. The debentures, as modified, may be converted by Global into common stock at a conversion rate equal to the lesser of (a) $0.10 per share or (b) 90% of the lowest volume weighted average price for the thirty trading days preceding conversion. A note discount of $2,193,047 and a derivative liability of $18,444,715 were recorded at the assumption date. As of September 30, 2007 the balance due for debenture due to Global was $740,068 and interest of $414,792 has been accrued. During the nine months ended September 30, 2007, $229,377 was converted into 47,786,775 shares of Common Stock. Interest expense from accretion of the debt discount was $116,786 and loss on the fair market value of the derivative liability was $351,213.

On July 1, 2006, GS CleanTech assumed GreenShift's obligation under a convertible debenture issued to Global in the principal amount of $1,900,000. The Debenture, as assumed, is convertible into GS CleanTech's common stock at the lesser of $0.10 per share or the average of the three lowest closing market prices of GS CleanTech's common stock for the thirty days preceding conversion provided that the shareholder may not convert any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of GS CleanTech's outstanding common stock. The Debenture bears interest at 5% per annum. Accrued interest and the principal amount are payable on April 1, 2008. A note discount of $1,471,740 and a derivative liability of $1,471,740 were recorded at the assumption date. As of September 30, 2007 the balance due for the debenture due to Global was $1,900,000 and interest of $118,750 has been accrued. During the nine months ended September 30, 2007, interest expense from accretion of the debt discount was $630,747 and gain on the fair market value of the derivative liability was $326,960.

On February 26, 2007, GS Carbon Corporation entered into a Securities Purchase Agreement (the "February 2007 CCP Agreement"), with YA Global Investments, LP. In connection with the February 2007 Agreement, Global purchased a secured convertible debenture amounting to $1,125,000 due on February 26, 2009. This debenture was assumed by GS CleanTech on July 1, 2007 when the Company acquired the historical operating businesses of GS Carbon (see Note 25 - Acquisitions).

The February 26, 2007 Cornell debenture provides for interest in the amount of 10% per annum and is convertible at the lesser of $0.05 or 90% of the lowest closing bid price of the Company's common stock during the 30 trading days immediately preceding the conversion date. Global will be entitled to convert the February 26, 2007 debenture on the basis of the conversion price into the Company's common stock, provided that Global cannot convert into shares that would cause Global to own more 4.9% of the Company's outstanding common stock.

In connection with the February 2007 Agreement, the Company paid Yorkville Advisors, LLP a fee equal to $100,000 and a structuring fee of $25,000 from the proceeds of the closing. Accordingly, the Company received net proceeds of $1,000,000. These fees were treated as a deferred financing fees and beginning on February 27, 2007 are being amortized over the term of the loan. The Company used $900,000 of the proceeds from the Global Debenture to repay loans payable to GreenShift Corporation and GS Ethanol Technologies.

In addition the Company issued to Global a warrant to purchase 50,000,000 shares of the Company's common stock at $0.03 a share. The value of the warrant was calculated to be $712,125 at the time of the issuance using the guidance found in APB Opinion 14, "Accounting for Convertible Debt and Debt issued with Detachable Stock Purchase Warrants" and was recorded as a discount. The discount is amortized to interest expense using the effective interest method of amortization. During the nine months ended September 30, 2007, interest expense from accretion of the debt discount was $89,747.

The Company determined that the conversion feature of the convertible debenture represents an embedded derivative since the debenture is convertible into a variable number of shares upon conversion. Accordingly, the convertible debenture is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The embedded derivative feature created by the variable conversion meets the criteria of SFAS 133 and EITF 00-19, and should be accounted for as a separate derivative. At September 30, 2007 the fair value of the conversion derivative liability created by this debenture calculated using the Black-Scholes model was $1,020,764. For the three month periods ending September 30, 2007 the unrealized loss on the derivative instrument created by this debenture was $2,245,407. As of September 30, 2007, interest of $66,241 has been accrued.

GreenShift Corporation

During 2005, GS CleanTech Corporation borrowed $280,196 from GreenShift Corporation in the form of a convertible promissory note at a rate of 8%. The note was due on September 30, 2006. Based on the terms of the conversion option, the debt was determined to contain a beneficial conversion feature, recorded as a discount on the debt of $20,165, amortizable over the term of the debt. As of September 30, 2007, the debt discount is fully amortized and the convertible promissory note has been converted into a note payable.

The following is a summary of GS CleanTech's convertible debentures as of September 30, 2007:

Current portion of convertible debentures:

     Global, prime & 5%, due March 2007 ....................   $   740,068
     Kerns Manufacturing, due June 2007 ....................     1,000,000
     Global, 10%, due February 2009 ........................     1,125,000
     Global, 5%, due March 2008 ............................     1,900,000
  Less note discounts ......................................      (924,187)
                                                               -----------
     Total current portion of convertible debentures .......   $ 3,840,881
                                                               -----------
Convertible debt, net of current portion:
     Global, 5%, due March 2009 ............................   $ 4,400,000
     Less: debt discount ...................................    (2,200,000)
                                                               -----------
     Total convertible debentures, net of current maturities     2,200,000
     Total convertible debentures, net of discount .........   $ 6,040,881
                                                               ===========

The following chart is presented to assist the reader in analyzing GS CleanTech's ability to fulfill its convertible debenture requirements of September 30, 2007 and GS CleanTech's ability to meet such obligations:

Year                                                           Amount
---- -------------------------------------------------------------------
2007-2008                                                    $ 4,765,068
2008-2009                                                      4,400,000
                                                             -----------
   Total                                                     $ 9,165,068
                                                             ============
16        EMBEDDED DERIVATIVES

In accordance with of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion features associated with the convertible debentures (see note 10 - Convertible Debentures) are variable and contain an embedded derivative that requires bifurcation from their hosts contacts. The company has recognized the embedded derivatives as a liability at the date the debentures were issued. During the nine months ended September 30, 2007, the change in the fair value of the derivative resulted in an accounting gain of $3,405,607. Amortization of the debt discount totaled $2,785,459. As of September 30, 2007, the fair value of the derivative liabilities was $7,273,647.

17        COMMITMENTS AND CONTINGENCIES

FACILITIES

GS CleanTech's corporate headquarters is located in New York, New York, in offices provided by GreenShift Corporation. There is no lease associated with this location. The Company maintains its engineering and manufacturing services in Alpharetta, Georgia. The Alpharetta lease is a one year term with a one year option for renewal. The monthly lease payment is $2,550 per month and expires December 31, 2007. GS EnviroServices leases properties in Sandwich and Milford, Massachusetts which houses their field services operations and administrative offices. The lease in Sandwich, Massachusetts terminates in July of 2009 with a five year option for renewal. The monthly lease payment for the Sandwich location is $1,575 per month. The lease in Milford, Massachusetts terminates in June 2010. The monthly lease payment for the Milford location is $1,800 per month. GS EnviroServices recently added a new field service location in Smithfield, Rhode Island. The monthly lease for the Smithfield location is $2,600 per month and terminates in June 2008. Additionally, GS EnviroServices leases office space in Plainville, Connecticut, which houses their technical services group. The Plainville, Connecticut lease is on a month to month basis. The monthly lease payment for the Plainville location is $2,726 per month. GS EnivroServices owns property in Lowell, Massachusetts, the location of their RCRA permitted Treatment, Storage and Disposal Facility (TSDF). The lease obligations are as follows:

Year                                                         Operating Leases
------------------------------------------------------------------------------
2007                                                         $   25,575
2008                                                             56,100
2009                                                             29,475
2010                                                             10,800
                                                             ----------
     Total minimum lease payments                            $  121,950
                                                             ==========
OTHER CONTINGENCIES

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

GS EnviroServices, Inc. is a plaintiff in a matter where it seeks to recover $32,907 for services performed. The customer filed a counter-claim for an alleged breach of contract in the amount of $116,000. The Company believes that the alleged defaults are without merit and has commenced litigation. Additionally, management believes that the final resolution of this matter will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

In February 2007, GS EnviroServices, Inc. received a notice from the state of New York Department of Environmental Conservation that it may be a Potentially Responsible Party in connection with the mandatory clean-up of a treatment site maintained by Frontier Chemical, to whom the Company transferred hazardous materials in the past. The Company is investigating the matter. However, as of September 30, 2007, liability has not been ascertained and amount of loss cannot be reasonably estimated. Therefore, the Company has made no allowance for any financial responsibility at this time.

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

Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. There is no deductible per occurrence for environmental impairments. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

18       GUARANTY AGREEMENT

On October 31, 2006 GS CleanTech guaranteed the following obligations:

     >> 14-month Term Note in the principal amount of $6,000,000 issued by NextGen Acquisition, Inc., to Stillwater Asset-Backed Fund, LP;

     >>   3-year  Secured  Convertible  Debenture  in the  principal  amount  of
          $13,000,000   issued  by  GS  AgriFuels   Corporation   to  YA  Global
          Investments, LP.

GS CleanTech's guaranty was secured by a pledge of all its assets. GS AgriFuels Corporation is a subsidiary of GreenShift Corporation. NextGen Acquisition, Inc., is a subsidiary of GS AgriFuels Corporation.

On March 19, 2007, YA Global Investments, LP and Stillwater Asset-Backed Fund, LP consented to subordinate their security interests in the assets of Enviro-Safe Corporation and Enviro-Safe Corporation (NE) to a credit facility with a bank which was executed on May 31, 2007.

19       SEGMENT INFORMATION

GS CleanTech currently operates four business segments: Technology Development, Co-Product Extraction, Process Engineering, and Environmental Services (GS EnviroServices). Summarized financial information about each segment is provided below:

                                           Technology     Co-Product       Process      Environmental
3 Months Ended 9/30/07        Corporate    Development     Extraction   Engineering         Services         Total
------------------------------------------------------------------------------------------------------------------
Revenue
   2007                              --        364,335             --            --        3,975,197     4,339,532
   2006                              --        265,008             --            --        3,626,830     3,891,838

Net Income (Loss)
   2007                       (715,863)      (140,659)             --            --          123,841     (732,861)
   2006                         404,836      (569,906)             --            --           67,379      (97,691)

9 Months Ended 9/30/07
------------------------------------------------------------------------------------------------------------------
Revenue
   2007                              --        532,275             --            --       11,276,402    11,808,677
   2006                              --        457,324             --            --       10,152,973    10,610,297

Net Income (Loss)
   2007                       1,756,756    (1,352,685)             --            --          289,991       694,062
   2006                     (5,059,330)    (1,260,792)             --            --        (160,316)   (6,480,438)

20        MINORITY INTEREST

In 2003, GS CleanTech's American Metals Recovery, Corp. ("AMRC") subsidiary issued the Subsidiary Preferred Equity, with a par value of $0.001. Subsidiary Preferred Equity holders were to receive a quarterly dividend ranging from 3% to 5% of AMRC's annualized revenue, limited to 30% of AMRC's operating income. AMRC failed to generate operating income in 2006 and 2005; therefore no dividends were payable in December 2006 and 2005. The shares could not be liquidated or transferred. In December 2004, $100,000 of the Minority Interest was converted into 500,000 shares of GS CleanTech's common stock and a five-year option to purchase 250,000 shares of GS CleanTech's common stock at $0.10 per share. In February 2006, $50,000 of the Minority Interest was converted into 1,666,667 shares of GS CleanTech's common stock at $0.03 per share. In August 2007, $72,000 of the Minority Interest debt was converted into 10,000,000 shares of common stock. The remaining balance of the Minority Interest debt totaling $703,000 is convertible into GS CleanTech common stock on the basis of the average of the three lowest closing market prices of the Company's common stock for the thirty days preceding conversion.

21       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:
                                                                              2007        2006
                                                                          ----------   ----------
Cash paid during the year for the following:
    Interest ..........................................................   $   47,090   $   31,911
    Income taxes ......................................................       12,660         --
                                                                          ----------   ----------
           Total ......................................................       59,750       31,911
                                                                          ==========   ==========
Supplemental Schedule of Non-Cash Investing and Financing Activities:

Contribution of capital from debt and accrued interest due to affiliate   $1,146,536   $     --
Acquisition of equipment and/or vehicles with long-term debt ..........      231,797       70,917
                                                                          ----------   ----------
           Total ......................................................   $1,378,333   $   70,917
                                                                          ==========   ==========

22       RETIREMENT PLAN

GS EnviroServices maintains a retirement plan pursuant to Section 401(k) of the Internal Revenue Code for its employees. The Company currently does not provide a matching contribution.

23       RELATED PARTY TRANSACTIONS

In June 2007, GS CleanTech sold its 3% investment in General Hydrogen for $135,223. The Company realized a $364,777 loss on the sale of this investment. The Company's parent received $110,233 of proceeds and $25,000 by GS Carbon, an affiliate of the Company. GS CleanTech recorded a note receivable in the amount of $110,223 from the Company's parent and $25,000 from GS Carbon. These amounts were subsequently forgiven and credited to additional paid in capital at the end of the quarter.

In July 2007, GS CleanTech sold its 10% investment in Ovation for $945,000. The Company realized a $55,000 loss on the sale of this investment. The Company's parent received the $945,000 of proceeds. GS CleanTech recorded a note receivable in the amount of $945,000 from the Company's parent. These amounts were subsequently forgiven and credited to additional paid in capital at the end of the quarter.

During the periods ended September 30, 2007 and September 30, 2006, the Company had revenues of $63,600 and $4,000 respectively with affiliates. During the year the GS CleanTech and GS Ethanol reduced their loan balance due to GreenShift Corporation by approximately $490,070. As of September 30, 2007, the total loan balance due to GreenShift Corporation was $1,900,059. The note bears interest at a rate of 5%.

On September 30, 2007, the Board of Directors of GreenShift Corporation voted to make a capital contribution to GS EnviroServices. As a result the $576,397 intercompany loan balance and accrued interest due from the Company to GreenShift was reduced to zero. The total balance was credited to additional paid in capital. GreenShift is a shareholder of GS EnviroServices. GreenShift's CEO, Kevin Kreisler, is also Chairman of GS EnviroServices.

In an effort to clean up its balance sheet, the Company made a number of capital contributions to related party intercompany balances. These balances have always been eliminated in the consolidation of GreenShift Corporation, the parent company. The contribution of capital had no impact on the profitability of the Company as the balances were recorded against additional paid in capital. Contribution to capital included $523,597 due from Warnecke Design, $313,305 in amounts due from General UltraSonics and Acme, $358,026 due from various affiliates. This resulted in an increase of $1,194,928 in additional paid in capital.

During the nine months ended September 30, 2007, GS Ethanol borrowed $30,000 from David Winsness, the Company's Chief Executive Officer. The note is non interest bearing and payable upon demand. The Company also borrowed $100,000 from Candent Corporation. Candent Corporation is owned by a relative of Kevin Kreisler, Chairman and Chief Financial Officer of GS CleanTech. As of September 30, 2007, Candent Corporation made a capital contribution to the Company and the amount owed was debited to additional paid in capital.

During the nine months ended September 30, 2007 and September 30, 2006, the Company paid $4,952 and $0, respectively to R. Green Management for services, a company owned and operated by a relative of James F. Green, President and CEO of GS EnviroServices.

24       INCOME TAXES

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

The provision for income taxes as of September 30, 2007 and September 30, 2006 consisted of the following:

     Current provision:                    2007         2006
                                           ----         ----
     Federal ........................   $ 113,242    $   7,946
     State ..........................       4,512          912
                                        ---------    ---------
     Total current provision ........   $ 117,754    $   8,858
                                        =========    =========
Deferred provision for tax:
     Federal ........................   $  (4,485)   $    --
     State ..........................        --           --
                                        ---------    ---------
     Total deferred provision for tax   $  (4,485)   $    --
                                        =========    =========
Total provision for tax .............   $ 113,269    $   8,858
                                        =========    =========

The Company's total deferred taxes asset and valuation allowance as of September 30, 2007 are as follows:

NOL carry forwards ...........................................   $ 6,786,000
Differences in financial statement and tax accounting for:
Allowance for doubtful accounts receivable ...................        45,129
Property, equipment and intangible assets ....................       (13,515)
                                                                 -----------
     Net deferred tax asset ..................................     6,817,614
                                                                 -----------
Less valuation allowance .....................................    (6,772,485)
                                                                 -----------
          Total deferred tax asset, net of valuation allowance   $    45,129
                                                                 ===========

Allowance for doubtful accounts receivable ...................   $    45,129
                                                                 -----------
Property, equipment and intangible assets ....................       (13,515)
                                                                 -----------
Total deferred tax asset .....................................        31,614
Less valuation allowance .....................................        13,315
                                                                 -----------
          Total deferred tax asset, net ......................   $    45,129
                                                                 ===========

In assessing whether the deferred tax assets are realizable, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, Management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

25             ACQUISITIONS

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

GS EnviroServices - Reverse Merger

On March 19, 2007, GS EnviroServices, Inc., a subsidiary of GS CleanTech, and its wholly owned subsidiaries, Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a/ Jones Environmental Services (NE) Inc.) entered into an Agreement and Plan of Merger and Reorganization ("Merger") with TDS (Telemedicine), a publicly held corporation. Pursuant to the Agreement, 19,000,000 shares of GS EnviroServices' common stock were issued to GS CleanTech in exchange for the purchase of GS EnviroServices and its subsidiaries. The individuals who were shareholders of TDS (Telemedicine), Inc. prior to the Merger retained 4,000,000 shares of common stock in the public company. The Merger has been accounted for as a reorganization of entities under common control. The above transaction has been accounted for as a reverse merger (recapitalization) with GS EnviroServices, Inc. being deemed the accounting acquirer and TDS (Telemedicine) Inc. being deemed the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of GS EnviroServices, Inc. as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to additional paid in capital. The basis of the assets and liabilities of GS EnviroServices, Inc. and subsidiaries, the accounting acquirer, has been carried over in the recapitalization.

On May 25, 2007, GS EnviroServices completed the reincorporation of TDS (Telemedicine) Inc. by changing its state of incorporation from New York to Delaware. Under the Merger Agreement, TDS merged with and into GS EnviroServices, Inc., a Delaware Corporation. As of May 25, 2007, TDS ceased to exist and GS EnviroServices will continue to operate the New York Corporation's business under the name "GS EnviroServices, Inc."

GS EnviroServices - Acquisition of Vertex Environmental Services, Inc.

On April 9, 2007, GS EnviroServices acquired certain assets of the Remedial Construction Group of Vertex Environmental Services, Inc. The Company has incorporated this team of professionals with the field service division of the Company's subsidiary Enviro-Safe Corporation. With this acquisition, the Company will expand operations into the southern New England area with a new Rhode Island facility. We believe this acquisition will enhance and expand our business with minimal capital outlay. This expansion of our existing services through this strategic acquisition will generate incremental revenues from existing and new customers. Operations of this acquisition from the date of acquisition through September 2007 have been included in the Company's consolidated statement of operations. FAS 141, EITF 98-3 and APB 16 address financial accounting and reporting for business combinations. In accordance with these statements, the excess purchase price over the assets acquired has been recorded as goodwill. The following table summarizes the acquisition detailed above:

Cash paid directly to seller from Line of Credit   $387,000
Cash paid directly to seller ...................     43,000
   Closing costs ...............................     17,842
                                                   --------
   Total purchase cost .........................   $447,842
                                                   ========
Allocation of purchase price:
   Tools and equipment .........................   $ 26,826
   Goodwill ....................................    421,016
                                                   --------
   Total assets acquired .......................   $447,842
                                                   ========

GS CleanTech - Acquisition of GS Carbon Corporation

On July 1, 2007 GS CleanTech acquired certain assets from GS Carbon Corporation including all of the capital stock of GS Carbon Trading, Inc. GS Carbon Trading owns minority positions in the capital stock of Sterling Planet, Inc., Terra Pass, Inc., Air Cycle Corporation, General Ultrasonics Corporation and General Carbonics Corporation. In exchange for the capital stock in GS Carbon Trading, GS CleanTech assumed liability to Cornell Capital Partners under certain Convertible Debentures in the principal amount of $1,125,000 issued by GS Carbon to Cornell Capital Partners. GS CleanTech is a subsidiary of GreenShift Corporation, which owned 85% of the equity in GS Carbon until June 30, 2007.

26       DISPOSITION OF ASSETS

During the nine months ended September 30, 2007, GS CleanTech liquidated its holdings in Ovation Products Corporation, TerraPass, Inc., Air Cycle Corporation and General Hydrogen Corporation for $945,000, $402,000, $335,000, and $135,223 respectively, in cash.

On January 14, 2006, General Ultrasonics Corporation, a former subsidiary of GS CleanTech, acquired 70% of H2 Energy Solutions, Inc. H2 Energy owned the rights to certain patented ultrasonics technologies used in the reformation of synthetic fuels.

On February 26, 2007, General Carbonics Corporation, a former subsidiary of GS CleanTech, acquired patent-pending technologies involving carbon aerogel composites (United States Patent Application Nos. 10/327,300, 10/695,214, 10/800,993, 10/840,544, and 10/198,095) (the "GCC Technologies").

Effective July 1, 2007, GS CleanTech converted the substantial majority of its investments in General Ultrasonics Corporation, H2 Energy Solutions, Inc., General Carbonics Corporation and Aerogel Composite, Inc. (which investment had been previously written off) into senior secured demand notes in the amounts of $1,574,191 (including an accretion clause for advances), $261,327, $191,427 (including an accretion clause for residual advances), and $500,000, respectively (GS CleanTech had previously written off its initial investment in Aerogel Composite during 2006). In addition, effective July 1, 2007, the Company assigned all but 1,000 shares of the shares of each of General Ultrasonics Corporation, H2 Energy Solutions, Inc., General Carbonics Corporation and Aerogel Composite, Inc. back to certain shareholders of each company. Also effective July 1, 2007 GS CleanTech's chairman also resigned from the officer and director posts previously held at General Ultrasonics, General Carbonics and H2 Energy Solutions and the director post previously held at Aerogel Composite. GS CleanTech will continue to hold an interest in the senior secured demand notes but as it is highly doubtful these amounts will be collected, the Company has taken a conservative stance and has decided to write-off these investments. Neither the Company, nor any of its affiliates, has any license or other right to any of the technologies of General Ultrasonics Corporation, H2 Energy Solutions, Inc., General Carbonics Corporation and Aerogel Composite, Inc. The Company's sole interest in each of General Ultrasonics Corporation, H2 Energy Solutions, Inc., General Carbonics Corporation and Aerogel Composite, Inc. are its 1,000 shares in each company and its senior secured loans in each company.

27       SUBSEQUENT EVENTS

On November 9, 2007, the Company announced that the proposed merger between GreenShift Corporation and the Company has been cancelled.

On November 9, 2007 GreenShift Corporation, which owns the majority interest in the Company, contributed to the Company's capital 24,000,000 shares of the common stock and 621,347 shares of the Series C preferred stock of GS AgriFuels Corporation, representing about 60% of the outstanding fully diluted capital stock of GS AgriFuels. On November 9, 2007 GreenShift also contributed to the Company's capital 160,000,000 shares of common stock and 919,000 shares of the Series D preferred stock of GS Energy Corporation, representing 75% of the outstanding capital stock of GS Energy.

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

GS Ethanol Technologies

Our efforts during 2006 and 2007 to date were focused on implementing a go-to-market strategy for commercialization of our corn oil extraction technology. These activities included: (a) securing agreements for the sale of early adopter installations of our technology at targeted qualified clients; (b) the installation of our technology at these early adopter clients; (c) the roll-out of our current technology usage program where our clients can use our technology for no up-front cost; (d) the execution of term sheets and letters of intent with usage clients to validate our business model and to facilitate early-stage financing for our commercialization program; (e) the conversion of these letters of intent into executed agreements for deployments of our technology under our usage program; and (f) the installation of our technology at our clients' facilities under our usage program.

We acquired our patent-pending Corn Oil Extraction technology in 2005. This technology efficiently extracts crude corn oil from a co-product of ethanol production at rates and efficiencies that outstrip any conventional extraction process. Our business model for this technology is to offer it to participating ethanol facilities for no up-front cost in return for the long-term right to buy the extracted corn oil at a price equal to a discount off of diesel spot prices.

We have executed a number of agreements with ethanol producers that provide for the extraction of more than 50 million gallons of crude corn oil from several ethanol facilities. Two early adopter extraction systems were sold and commissioned during 2006, and, in June 2007, we commissioned our first system (in Oshkosh, Wisconsin) where we retain the right to buy and sell the extracted oil at rate indexed off of diesel spot prices. We have completed engineering and purchased the long-lead time and other components for 7 additional systems corresponding to more than 10.5 million gallons per year of additional oil. These systems are scheduled for installation at a number of different ethanol facilities during the first 6 months of 2008. We are financing these deployments with our cash flows and a form of mezzanine project financing (not equity) that we expect to close in the near term.

Our corn oil extraction revenues during installation of the Oshkosh extraction system were $102,594 during the three months ended September 30, 2007. This revenue run rate has increased in the fourth quarter 2007 as this system is currently operating at a rate of about 1.5 million gallons per year.

These activities accounted for only about 1% of our revenue during the nine months ended September 30, 2007, we have executed a number of agreements for the extraction of more than 50 million gallons of corn oil for conversion into biodiesel fuel and we have developed a significant pipeline for potential additional sales of our corn oil extraction systems. Accordingly, our revenues can be expected to increase as a percentage of overall sales as we successfully deploy our technologies under our executed agreements during 2007 and 2008 and if we are able to successfully convert our sales prospects into additional technology deployments.

Our focus for much of 2007 has been and will remain resolved on delivering our technologies to the ethanol industry. A key aspect of our go-to-market strategy in the ethanol sector is to forge strategic partnerships to maximize market penetration and to quicken the rate of penetration.

As we achieve budgeted milestones in our ethanol program, GS CleanTech intends to shift its focus towards the extraction, beneficiation and refining of other co-products and waste products in other agriproducts based industries, the municipal waste processing industry and the power generation industry.

GS EnviroServices

GS   EnviroServices   Inc.  owns  the  following  two  operating   subsidiaries:
Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (f/k/a Jones Environmental Services (NE), Inc.), hereinafter referred to collectively as Enviro-Safe or the "Company". These companies are environmental management companies providing a variety of services to a broad client base in both the private and public sectors. We conduct business throughout the northeastern region of the United States and our services include:

     o Environmental Services - transportation, distribution, recycling and disposal services specific to the materials and processes of our clients, for a wide range of industrial wastes.

     o Field Services - remedial, industrial cleaning and other related services for our clients at their sites and facilities.

The Company provides a variety of services to a broad client base in both the private and public sectors. Our services include collection and transportation of industrial wastes and site remediation. We provide our services and manage our business through two major divisions: Transportation and Disposal Services and Field Services. As of September 30, 2007 we operated out of five service centers: our Resource Conservation and Recovery Act (RCRA) Part B permitted TSDF in Lowell, Massachusetts; our field service operation centers in Sandwich, Massachusetts, Smithfield, Rhode Island and Plainville, Connecticut; our engineering and consulting center in Milford, Massachusetts; and our technical services center also located in Plainville, Connecticut.

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

     o REMEDIATION SERVICES. Enviro-Safe Field Services offers comprehensive environmental contracting services to a wide variety of clients within the commercial, industrial, engineering and municipal markets. Our key senior staff is able to provide accurate and reliable information to our clients from the design phase of a project through completion. Enviro-Safe's expertise in Field Services enables us to formulate cost-effective solutions for our clients while completing projects safely and compliantly. Our services include:

          o    Remediation Construction
          o    PCB Management & Disposal
          o    Petroleum Equipment Construction
          o    Environmental Construction

     o ENGINEERING AND CONSULTING SERVICES. Enviro-Safe provides a range of engineering and consulting services in compliance with federal and state waste site cleanup laws and regulations. Our licensed, experienced engineers and technicians provide a variety of services to our clients including:

          o    Site Assessment;
          o    Soil and Groundwater Remediation;
          o    LSP Services;
          o    Phase I and II Site Assessments;
          o    RCRA Reporting;
          o    Emergency response;
          o    Tank cleaning and removal;
          o    Vacuum services;
          o    Environmental remediation; and
          o    Asbestos abatement.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues

Total revenues for the three months ended September 30, 2007 were $4,369,532, representing an increase of $477,694, or 12.3%, over the three months ended September 30, 2006 revenues of $3,891,838.

Revenues increased $512,375 for the three months ended September 30, 2007, compared to the three months ended September 30, 2006 for the Company's environmental services division. The Company's expansion efforts in field services have contributed to the increase in revenue. In April of 2007, the Company completed the acquisition of the Remedial Construction Group of Vertex Engineering (see acquisitions). This group accounted for increased revenues of approximately $208,000 during the three months ended September 2007. During this period the transportation and disposal division completed a large scale project which accounted for $225,000 of non-recurring revenue. In addition, the Company has increased their sales efforts to promote our increased field services capabilities through our existing client base.

The Company's processing engineering services accounted for $347,994 and $265,008 in revenue for the three months ended September 30, 2007 and 2006, respectively. These revenues included $102,594 in corn oil sales as well as $245,400 from sales of COES equipment for the three months ended September 30, 2007 as compared to $265,008 from the sale of equipment for the same period in 2006. The system commissioned during the three months ended September 30, 2007 is slowly producing an increased amount of corn oil which the Company is selling to various buyers.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2007 were $3,161,040, or 72.3% of revenue compared to $2,839,837, or 73.0% of revenue for the same period in 2006.

Cost of revenue increased 0.3% as a percentage of sales for the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006 for the environmental service division. During the three months ended September 2007, the Company's field services division. has seen increased revenues from our expansion efforts. As the revenue mix in the company changes, cost of revenue will increase due to the profits attained from our field services divisions.

During the three months ended September 30, 2007, the Company's process engineering services costs of revenue were $325,430 as compared to $245,689 for the same period in 2006. These costs included corn oil expense of $66,937, $8,593 in corn oil royalties related to the sale of corn oil and $249,900 in cost of equipment for sale as compared to $245,689 from the same period in 2006.

Included within cost of revenue is depreciation and amortization expense of $92,887 and $54,254 for the three months ended September 30, 2007, and 2006, respectively. Depreciation and amortization expense increased by $38,632 over the same period in 2006. This is related to assets acquired as part of the acquisition completed in May of 2007 and capital expenditures to upgrade and expand our operations.

Operating Expenses

Operating expenses for the three months ended September 30, 2007 were $1,155,689 or 26.4% of revenue compared to $1,569,811, or 40.3% of revenue for the same period in 2006. Included in the three months ended September 30, 2007 was $278,602 in stock based compensation as compared to $50,000 for the three months ended September 30, 2006. The increase in operating expenses is due primarily to increases in personnel and other overhead related to the opening of two new field service locations. In January 2007, we opened our field service center in Plainville, Connecticut. We completed an acquisition in May of 2007 and subsequently opened our new field service center in Smithfield, Rhode Island.

Interest Expense

Interest expense for the three months ended September 30, 2007 was $315,488 representing an increase of $188,837 from $126,651 for the same period in 2006.

Expenses Associated with Derivative Instruments

Gain from the change in the fair market value of derivative liabilities was $186,909 for the three months ended September 30, 2007 compared with $2,676,552 for the three months ended September 30, 2006. Amortization of deferred financing costs and debt discounts was $602,194 and $1,551,251, respectively.

Net Income or Loss

Net loss from continuing operations for the three months ended September 30,

2007, was $732,681 as compared to a net loss of $97,691 from the same period in 2006. The net loss for the three months ended September 30, 2007 was due
primarily  to  increased  operating  expenses  for  new  business   initiatives,
adjustments to the fair market value of the derivative liability instruments, interest and amortization charges associated with financing, and issuance of stock based compensation.

NINE MONTHS ENDED SEPTEMBER 30, 2007 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues

Total revenues for the nine months ended September 30, 2007 were $11,808,677, representing an increase of $1,198,380, or 11.3%, over the nine months ended September 30, 2006 revenues of $10,610,297

Revenues increased $1,123,430 for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006 for the Company's environmental services division. The environmental division's expansion efforts in field services have contributed to the increase in revenue. In April of 2007, the Company completed the acquisition of the Remedial Construction Group of Vertex Engineering (see acquisitions). This group accounted for increased revenues of approximately $620,000 during the nine months ended September 2007, During this period, the transportation and disposal division completed a large scale project which accounted for $225,000 of non-recurring revenue. In addition, the Company has increased their sales efforts to promote our increased field services capabilities through our existing client base.

The Company's processing engineering services revenue for the nine months ended September 30, 2007 was $532,274 as compared to $457,324 for the nine months ended September 30, 2006. Of this revenue, $194,424 was derived from corn oil sales and $337,850 from the sale of COES equipment as compared to $457,324 for the sale of COES equipment for the same period in 2006.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2007 were $8,388,826, or 71.0% of revenue compared to $7,821,447, or 73.7% of revenue for the same period in 2006.

Cost of revenue decreased 2.7% as a percentage of sales for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006 for the environmental services division. During the nine months ended September 2007, the Company's field services division has seen increased revenues from our expansion efforts. As the revenue mix in the company changes, cost of revenue will increase due to the profits attained from our field services divisions.

During the nine months ended September 30, 2007, the Company's process engineering services costs of revenue was $434,283 as compared to $388,202 for the same period in 2006. These costs included corn oil expense of $131,230, $8,593 in corn oil royalties and $294,460 in cost of equipment for sale as compared to $388,202 for the cost of equipment for the same period in 2006.

Included within cost of revenue is depreciation and amortization expense of $243,944 and $158,769 for the nine months ended June 30, 2007, and 2006, respectively. Depreciation and amortization expense increased by $85,175over the same period in 2006. This is related to assets acquired as part of the acquisition completed in May of 2007 and capital expenditures to upgrade and expand our operations.

Operating Expenses

Operating expenses for the nine months ended September 30, 2007 were $4,416,184, or 37.4% of revenue compared to $6,305,777, or 59.4% of revenue for the same period in 2006. Included in the nine months ended September 30, 2007 was $479,018 in stock based compensation as compared to $1,670,000 for the nine months ended September 30, 2006. The increase in operating expenses is due primarily to increases in personnel and other overhead related to the opening of two new field service locations. In January of 2007, we opened our field service center in Plainville, Connecticut. We completed an acquisition in May of 2007 and subsequently opened our new field service center in Smithfield, Rhode Island.

Included in the SG&A costs in 2006 were organizational costs related to the reverse merger (see acquisitions). The company will continue its efforts to streamline its costs and operate efficiently.

Interest Expense

Interest expense for the nine months ended September 30, 2007 was $765,528, representing an increase of $475,905 from $289,623 for the same period in 2006.

Expenses Associated with Derivative Instruments

Gain from the change in the fair market value of derivative liabilities was 3,405,607 for the nine months ended September 30, 2007 compared with $3,135,380 for the nine months ended September 30, 2007. Amortization of deferred financing costs and debt discounts was $2,886,570 and $5,475,605, respectively.

Net Income or Loss

Net income from operations for the nine months ended September 30, 2007, was $542,187 as compared to a loss from operations of $7,162,032 from the same period in 2006. Net gain from discontinued operations of $2,491,877 for nine months ended September 30, 2007 and net gain of $273,166 for the same period in 2006 were included in the above figures. Net of discontinued operations, the loss of $1,797,815 for the nine months ended September 30, 2007 was due primarily to increased operating expenses for new business initiatives, adjustments to the fair market value of the derivative liability instruments, interest and amortization charges associated with financing, and issuance of stock based compensation.

Despite the 11.3% increase in revenues, net loss from continuing operations during the nine months ended September 30, 2007 was $1,797,815, a decline from the $6,753,604 loss recorded in the same period of 2006. The two primary reasons for the magnitude of the previous period's nine month loss were expenses attributable to the transition from technology development to mature market execution and expenses attributable to past financing activities. Specifically, during the recent nine month period the Company incurred substantial expenses attributable to:

          >>   Technology development activities;
          >>   One-time  equity grants to employees and  consultants  in lieu of cash compensation; and
          >>   Adjustments  to the book  value of  derivatives  associated  with financing activities in 2005 and 2006.

Management expects the magnitude of those three items of expense to be non-recurring, although the future effect of adjusting derivatives to market value will depend on future changes in the stock prices of GreenShift and its subsidiaries. To clarify the effect of these one-time charges and financing charges on GreenShift's results, the following table reconciles the reported net income/(loss) of GreenShift and its subsidiaries on an unconsolidated basis with adjusted EBITDA (a non-GAAP measure of performance):

Three Months Ended 9/30/07                                           GS CleanTechGS    EnviroServices              Total
------------------------------------------------------------------------------------------------------------------------
Income (Loss)                                                        $  (855,933)        $    123,842     $    (732,091)
Interest                                                                  342,692              33,423            376,115
Depreciation & Amortization                                                11,347              69,967             81,314
Amortization of debt discount and deferred financing costs                602,193                  --            602,193
Unrealized Gains/Losses on Derivatives                                  (186,909)                  --          (186,909)
Realized Gains/Losses on Sale of Discontinued Operations                  (3,069)                  --            (3,069)
Stock-based Compensation                                                       --              28,999             28,999
Other Non-recurring Items                                                      --                  --                 --
Taxes                                                                       1,079              25,961             27,040
------------------------------------------------------------------------------------------------------------------------
Adjusted EBITDA                                                      $   (88,600)        $    282,192     $      193,592


Nine Months Ended 9/30/07                                            GS CleanTech        GS EnviroServices         Total
------------------------------------------------------------------------------------------------------------------------
Income (loss)                                                        $    252,195        $    289,992     $      542,187
Interest                                                                  855,059              77,702            932,761
Depreciation & amortization                                                34,042             209,902            243,944
Amortization of debt discount and deferred financing costs              2,886,570                  --          2,886,570
Unrealized gains/losses on derivatives                                (3,405,607)                  --        (3,405,607)
Realized gains/losses on sale of discontinued operations              (2,491,877)                  --        (2,491,877)
Stock-based compensation                                                  416,751              62,267            479,018
Other non-recurring items                                                 151,875                  --            151,875
Taxes                                                                       1,079             112,190            113,269
------------------------------------------------------------------------------------------------------------------------
Adjusted EBITDA                                                      $(1,299,913)        $    752,053     $    (547,860)

DERIVATIVE LIABILITIES

As of September 30, 2007 GreenShift and its subsidiaries had several convertible debentures due to Global. The conversion feature on these debentures is variable based on trailing market prices and therefore contains an embedded derivative. We value the conversion feature at the time of issuance using the Black-Scholes Model and record a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The derivative liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, as well as the stock of our subsidiaries, the change in the derivative liability and the resulting gain or loss is usually material to our results.

The principal amount on our convertible debentures due to Global was $9,165,067 as of September 30, 2007 and the unamortized note discount was $3,124,187. For the quarter ended September 30, 2007, we recognized interest expense for accretion of the debt discount of $2,785,459 and a gain for the change in fair value of the derivative of $3,405,607 for these debentures. The derivative liability as of September 30, 2007 was $7,273,647.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by financing activities. For the nine months ended September 30, 2007, net cash used by our operating activities was $613,735 as compared to the net cash used by our operating activities of $5,003,909 for the nine months ended September 30, 2006. The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At September 30, 2007 the Company had cash of $442,879.

At September 30, 2007, accounts receivable, net of allowance for doubtful accounts, totaled $2,906,110, and inventories totaled $354,972. Accounts payable and accrued expenses totaled $3,784,102.

For the nine months ended September 30, 2007, we used $2,040,144 from investing activities, and provided cash from financing activities of $2,646,131.

The Company had a working capital deficit of $14,848,652 at September 30, 2007, which includes derivative liabilities of $7,273,647 and convertible debentures of $3,840,881, net of discounts.

At the present time, GS CleanTech has no source of committed capital. We are currently investigating the availability of both equity and debt financing necessary to complete the Company's current projects. We do not know at this time if the necessary funds can be obtained nor on what terms they may be available.

BUSINESS RISK FACTORS

You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

                       I. Risks Attendant to our Business

Our external auditors have issued a going concern opinion raising substantial doubt as to the Company's ability to continue as a going concern due to the Company's history of losses, working capital deficiency and cash position, which conditions could impair the value of the Company's stock.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2007 the Company had $442,879 in cash, and current liabilities exceeded current assets by $15,903,875 including $7,273,647 in derivative liabilities. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

We have lost money historically, which means that we may not be able to maintain profitability.

We have historically lost money and future losses may occur. Accordingly, we may experience liquidity and cash flow problems if we are not able to improve our operating performance or raise additional capital as needed and on acceptable terms.

We have limited experience running our emerging technology businesses which may hamper our ability to make effective management decisions.

A significant portion of our operations have been acquired or started in the last 24 months. Therefore, our experience in operating the current business is limited. Further, we intend to pursue additional acquisitions to further the development of our clean technology, agrifuels, and environmental services businesses. Most of our senior executives are recently hired and consequently, internal communication and business-decision making processes are evolving. We may react too slowly or incorrectly to trends that may emerge and affect our business. Our future success depends on the ability of the senior executives to establish an effective organizational structure and to make effective management decisions despite their limited experience.

Some of our business is based on unproven revenue generation models which means that we may not achieve anticipated revenues.

Our revenue models, especially for our clean technology and agrifuels businesses, are new and evolving. Our ability to generate revenue depends, among other things, on our ability to provide quality products, effectively install equipment, and secure suppliers and customers. Because some of our businesses are either newly formed or acquired, based on emerging opportunities and technologies, we have limited experience with our revenue models. There can be no assurance that the projects will be successfully completed or that the completed projects will provide the anticipated revenues. Accordingly, there can be no assurance that our business revenue models will be successful or that we can sustain revenue growth or maintain profitability.

The market for alternative energy sources is undetermined, and may not be adequate for sustain prices at a profitable level.

Most of our subsidiaries are involved in the development or production of alternative energy, or are providing services to companies involved in the production of alternative energy. Their success will depend on the level of market acceptance of alternative energy sources. The marketing of alternative energy sources on a national scale is a phenomenon new to this decade. The portion of U.S. energy represented by alternative energy sources is still quite small. It is not possible to predict with assurance how large the market for alternative energy sources will become. If it has not developed to a sufficient breadth when our subsidiaries are ready to market their products and services, the price at which alternative energy can be sold will be limited, which may make it impossible for one or more of our subsidiaries to operate profitably.

The fiscal efficiencies of highly capitalized competitors in the alternative energy field could defeat the efforts of our subsidiaries to capture a viable market share.

The business of producing alternative energy is a capital-intense business, requiring substantial capital resources. Relative to many of the participants in this industry, our capital resources are miniscule. The costs that our subsidiaries incur in obtaining capital are substantially greater per Dollar than the cost incurred by large scale enterprises in the industry. If competition reduces the prices available for alternative energy sources, our dependence on expensive capital sources may prevent us from lowering our prices to meet the competition. This situation could cause one or more of our subsidiaries to be unable to compete effectively.

Our business plans will fail if it is unable to obtain substantial additional capital on acceptable terms.

We have developed a business plan that will require significant amounts of capital for development of research and production facilities and/or marketing. The availability of that capital on acceptable terms will depend on many factors, such the flux of the U.S. and global economies, global energy prices, the success of investors in other alternative energy ventures, and the success of our other enterprises. If the Company is not able to obtain the capital necessary to implement their business plans, or cannot obtain capital on terms that make the business plans viable, the under-funded subsidiaries will fail.

We may be unable to employ and retain the qualified personnel that will be necessary for our success.

The alternative fuels industry is growing rapidly. As a result, the number of individuals with experience in the industry is considerably smaller than the number of jobs available for such individuals. We will have to offer substantial incentives in order to obtain the services of individuals with useful experience in the production of biodiesel and ethanol. As a result, our labor costs may be greater than they would be in a less dynamic industry. On the other hand, if we are unable to employ the qualified individuals that we will need, our business may fail.

                II. Risks Attendant to our Corporation Structure

The conversion of our convertible debentures, the exercise of our outstanding warrants and could cause the market price of our common stock to fall, and may have dilutive and other effects on our existing stockholders.

As of September 30, 2007, the conversion of our outstanding convertible debentures, and the exercise of our outstanding warrants and options could result in the issuance of up to 295,889,109 shares of common stock, assuming all outstanding warrants and options are currently exercisable. Potential future dilutive securities include 50,000,000 shares issuable under outstanding warrants, 49,818,973 in outstanding options, and 196,070,136 shares issuable for the conversion of convertible debentures. Such issuances would reduce the percentage of ownership of our existing common stockholders and could, among other things, depress the price of our common stock. This result could detrimentally affect our ability to raise additional equity capital. In addition, the sale of these additional shares of common stock may cause the market price of our stock to decrease.

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

We will be unable to service our debts if our subsidiaries default in settling their obligations to us.

We have incurred substantial debt obligations and will continue to do so, in order to fund the operations of our subsidiaries. Since we carry on no business at the level of our parent corporation, our ability to service our own debts will depend on the cash flow from our subsidiaries. If one or more of our subsidiaries becomes unable to pay its debts, we may be forced to default on our own debt obligations. Such a default could result in the liquidation of a portion of our assets, most likely at less than their market value.

We will be contingently liable for the debts of some of our subsidiaries.

We recently guaranteed $19 million in debt incurred by our affiliate, GS AgriFuels Corporation. In order for our subsidiaries to obtain the capital that will be required for their growth, it is likely that in the future we will provide guarantees of other debts incurred by our subsidiaries. These guarantees will subject our assets to the risk of the failure of a subsidiary whose debt we have guaranteed. If, for example, we were forced to satisfy our guarantee of GS AgriFuels debt, to do so we would have to liquidate our holdings in our successful subsidiaries. Such a result could eliminate the value of our shareholders' investments.

Our business development could be hindered if we lost the services of our Chairman and Chief Executive Officer.

Kevin Kreisler is the Chairman and David Winsness is the Chief Executive Officer of the Company and serves in an executive capacity with each of our primary subsidiaries. Mr. Kreisler is responsible for strategizing not only our business plan but also the means of financing it. Mr. Winsness is responsible for strategizing and implementing our business. If Mr. Kreisler or Mr. Winsness were to leave us or become unable to fulfill his responsibilities, our business would be imperiled. At the very least, there would be a substantial delay in the development of our plans until a suitable replacement for Mr. Kreisler or Mr. Winsness could be retained.

          III. Risks Factors Attendant to Ownership of our Common Stock

The resale of shares acquired by YA Global Investments from the Company may reduce the market price of the Company's shares.

YA Global Investments owns convertible debentures issued by the Company, which will permit it to acquire Company common stock and resell it to the public. At the current market price, YA Global Investments could convert its debentures into over 50% of our outstanding common stock. It is possible that resale of shares by YA Global Investments will significantly reduce the market price for Company common stock.

Existing shareholders may experience significant dilution from our issuance of shares to Global Capital Partners.

The issuance of shares on conversion of the convertible debentures held by YA Global Investments will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue if the debentures are converted on the basis of the contemporaneous market price. If our stock price is lower, then our existing stockholders would experience greater dilution.

We will be quoted on the OTC Bulletin Board for the immediate future.

We currently do not meet the eligibility requirements for listing on the NASDAQ Stock Market. Until we meet those standards and are accepted into the NASDAQ Stock Market, or unless we are successful in securing a listing on the American Stock Exchange or some other exchange, our common stock will be quoted only on the OTC Bulletin Board. Such a listing is considered less prestigious than a NASDAQ Stock Market or an exchange listing, and many brokerage firms will not recommend Bulletin Board stocks to their clients. This situation may limit the liquidity of your shares.

Our common stock price may be volatile.

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

          o price and volume fluctuations in the overall stock market from time to time;

          o significant volatility in the market price and trading volume of securities traded on the OTC Bulletin Board companies;

          o actual or anticipated changes in our earnings or fluctuations in our operating results

As a result of these factors, you cannot be assured that when you are ready to sell your shares, the market price will accurately reflect the value of your shares or that you will be able to obtain a reasonable price for your shares.


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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time during the nine months ended September 30, 2007 GS CleanTech issued a total of 47,786,775 shares to YA Global Investments, LP upon its partial conversion of the Secured Minimum Borrowing Note in the aggregate amount of $229,377. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to an entity whose principals had access to detailed information about GS CleanTech and were acquiring the shares for the entity's own account. There were no underwriters.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

On February 28, 2007 the Company issued to Kerns Manufacturing Corp. a convertible debenture in the principal amount of $1,000,000 in settlement of a pending legal action. The convertible debenture was payable on June 30, 2007 and did not bear interest. The Company failed to pay the principal due on June 30, 2007. Therefore, Kerns filed a motion for summary judgment in lieu of complaint in the Supreme Court of the State of New York, Queens County, seeking $1,000,000 in damages and ancillary relief. GS CleanTech subsequently entered into an amended agreement September 10, 2007 extending the due date to January 15, 2008.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

Item 2.01  Completion of Acquisition of Assets

On November 9, 2007 GreenShift Corporation, which owns the majority interest in GS CleanTech, contributed to GS CleanTech's capital 24,000,000 shares of the common stock and 621,347 shares of the Series C preferred stock of GS AgriFuels Corporation, representing about 60% of the outstanding fully diluted capital stock of GS AgriFuels. Financial statements of GS AgriFuels Corporation are available in the periodic reports filed by that corporation on the EDGAR website maintained by the Securities and Exchange Commission.

On November 9, 2007 GreenShift also contributed to our capital 160,000,000 shares of common stock and 919,000 shares of Series D preferred stock of GS Energy Corporation, representing 75% of the outstanding capital stock of GS Energy. Financial statements of GS Energy Corporation are available in the periodic reports filed by that corporation on the EDGAR website maintained by the Securities and Exchange Commission.

Item 1.02  Termination of a Material Definitive Agreement

On November 12, 2007 GS CleanTech and GS AgriFuels agreed to terminate the license agreement dated July 1, 2007 pursuant to which GS AgriFuels had been obtaining raw materials from GS CleanTech. GS CleanTech will continue to supply raw materials to GS AgriFuels, but on terms to be determined at the time of shipment.

ITEM 6.           EXHIBITS

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended September 30, 2007:

Exhibit Number             Description


     31.1 Certification   of   Chief   Executive   Officer   pursuant   to  Rule
          13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification   of   Chief   Financial   Officer   pursuant   to  Rule
          13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

GS CLEANTECH CORPORATION

By            /S/       DAVID WINSNESS
              ------------------------------------------
                        DAVID WINSNESS
                        Chief Executive Officer

Date:                   November 14, 2007

              /S/       KEVIN KREISLER
              ------------------------------------------
                        KEVIN KREISLER
                        Chief Financial Officer

Date:                   November 14, 2007