Form 10KSB
period 2007-12-31
GREENSHIFT CORP
filed 2008-04-07
CIK 1269127

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-KSB
                            -------------------------


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                          COMMISSION FILE NO.: 0-50469


                             GREENSHIFT CORPORATION
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

State issuer's revenues for its most recent fiscal year: $29,966,451

The number of outstanding shares of common stock and value of the voting stock held by non-affiliates of the Registrant as of April 4, 2008 were 66,200,526 and $7,944,063, respectively.

                             GREENSHIFT CORPORATION
                           ANNUAL REPORT ON FORM 10KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                TABLE OF CONTENTS


                                                                                                        Page No
Part I
Item 1      Description of Business .........................................................................4
Item 1A     Risk Factors....................................................................................24
Item 2      Description of Properties.......................................................................35
Item 3      Legal Proceedings...............................................................................35
Item 4      Submission of Matters to a Vote of Security Holders ............................................35

Part II
Item 5      Market for Registrant's Common Equity and Related Stockholder Matters ..........................36
Item 6      Management's Discussion and Analysis............................................................37
Item 7      Financial Statements ...........................................................................45
Item 8      Changes and Disagreements with Accountants on Accounting and Financial Disclosure ..............96
Item 8A     Controls and Procedures ........................................................................96

Part III
Item 9     Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance
           with Section 16(a) of the Exchange Act   ........................................................98
Item 10    Executive Compensation .........................................................................100
Item 11    Security Ownership of Certain Beneficial Owners and Related Stockholder Matters ................101
Item 12    Certain Relationships and Related Transactions and Director Independence .......................101

Part IV
Item 13     Exhibits ......................................................................................103
Item 14     Principal Accountant Fees and Services ........................................................104

Signatures


                                     PART I

Basis of Presentation

In this Annual Report on Form 10-KSB, the terms "we," "our," "us," "GreenShift," or the "Company" refer to GreenShift Corporation (f/k/a GS CleanTech Corporation), and its subsidiaries on a consolidated basis. The term "GreenShift Corporation" refers to GreenShift Corporation on a stand alone basis only, and not its subsidiaries.

Market and Industry Data Forecasts

This document includes industry data and forecasts that the Company has prepared based, in part, upon data and forecasts obtained from industry publications. Third-party industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. In particular, we have based much of our discussion of the biodiesel and ethanol industries, including government regulation relevant to the industry and forecasted growth in demand, on information published by the National Biodiesel Board, the national trade association for the U.S. biodiesel industry, and the Renewable Fuels Association, the national trade association for the U.S. corn ethanol industry. Because the National Biodiesel Board and Renewable Fuels Association are trade organizations for the U.S. biodiesel and ethanol industries, they may present information in a manner that is more favorable than would be presented by an independent source. Forecasts in particular are subject to a high risk of inaccuracy, especially forecasts projected over long periods of time.

Forward Looking Statements

We make certain forward-looking statements in this Annual Report on Form 10-KSB and in the documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" or similar expressions. These statements reflect our management's judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

     >>   the volatility and uncertainty of commodity prices;

     >>   operational disruptions at our facilities;

     >> the costs and business risks associated with developing new products and entering new markets;

     >>   our ability to locate and integrate future acquisitions;

     >>   our  ability  to  develop  our  corn  oil   extraction  and  biodiesel
          production facilities;

     >> the effects of other mergers and consolidations in the biofuels industry and unexpected announcements or developments from others in the biofuels industry;

     >> the impact of new, emerging and competing technologies on our business;

     >> the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes or other external factors over which they have no control;

     >> changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;

     >>   our reliance on key management personnel;

     >>   limitations  and   restrictions   contained  in  the  instruments  and
          agreements governing our indebtedness;

     >>   our  ability  to  raise  additional   capital  and  secure  additional
          financing;

     >> our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

     >> other risks referenced from time to time in our filings with the SEC and those factors listed in this Form 10KSB under Item 1A, Risks Factors, beginning on page 24.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-KSB, or in the case of a document incorporated by reference, as of the date of that document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

ITEM 1            DESCRIPTION OF BUSINESS

OVERVIEW

We develop and commercialize clean technologies that facilitate the efficient use of natural resources. We do this today by developing and integrating new technologies into existing biofuel production facilities, by selling equipment and services based on those technologies, and by using those technologies to directly produce and sell biomass-derived oils and fuels.

Our strategy is to use our patented and patent-pending oil extraction and biodiesel production technologies to become a leading producer of biofuels, and to do so at enhanced cost and risk profiles by extracting and refining raw materials that other producers cannot access or process.

We own three operating production facilities - two corn oil extraction facilities based on our patented and patent-pending corn oil extraction technology and one vegetable oilseed crushing facility based on conventional process technology. We currently sell the corn oil we extract for biofuel production and the refined vegetable oils we extract in our crushing facility into the food markets.

We are currently building additional oil extraction facilities, and we are under contract to build additional corn oil extraction facilities, biodiesel production facilities and to expand our oilseed crush facility. We are currently operating, building and expanding the following production facilities:

Location                           Technology                      Production Capacity              Current Status
------------------------------------------------------------------------------------------------------------------
Oshkosh, Wisconsin                 Corn Oil Extraction             1.5 million gallons per year        Operational
Culbertson, Montana                Oilseed Crushing                1.3 million gallons per year        Operational
Medina, New York                   Corn Oil Extraction             1.5 million gallons per year        Operational
Marion, Indiana                    Corn Oil Extraction             1.5 million gallons per year       Construction
Riga, Michigan                     Corn Oil Extraction             1.5 million gallons per year       Construction
Lakota, Iowa                       Corn Oil Extraction             3.0 million gallons per year       Construction
Fulton, New York                   Corn Oil Extraction             3.0 million gallons per year       Construction
Milton, Wisconsin                  Corn Oil Extraction             1.5 million gallons per year       Construction
Richardton, North Dakota           Corn Oil Extraction             1.5 million gallons per year       Construction

We expect that all of the above construction projects will be completed during 2008 and that our annualized operational corn oil extraction and oilseed crush capacity will be about 15 million gallons per year and 16 million gallons per year, respectively, by December 31, 2008. We are under contract to build many more corn oil extraction facilities corresponding to more than an additional 25 million gallons per year of corn oil. Some of these facilities may commence construction during 2008 depending on our available financing and other relevant factors.

Our corn oil extraction facilities are located at existing corn ethanol production facilities, where we extract corn oil from an ethanol co-product called distillers grain. We install our extraction facility, at our expense, at participating host facilities in return for the long-term right (10 years or more) to purchase the extracted corn oil for a per gallon price equal to about 53% of the spot price for diesel oil. The arrangement benefits both the host and GreenShift. The host benefits because the contract price we pay substantially exceeds the market price for distillers grain. GreenShift benefits because the contract price is substantially lower than the cost of comparable vegetable oils or other feedstocks necessary for biodiesel production.

We believe that our ability to obtain large quantities of low cost feedstocks (i.e., raw materials for biodiesel production), at prices indexed to the diesel markets in which our biodiesel end-product will compete, and the fact that we have the right to do so for over a decade, enables us to finance, build and operate facilities that will produce biodiesel at enhanced cost and risk profiles as compared to competing producers

We have executed agreements to build GreenShift-owned biodiesel facilities at Global Ethanol's Lakota, Iowa ethanol facility and at Northeast Biofuels'
Fulton, New York ethanol facility. Each facility is designed to commence production at the rate of 10 million gallons per year and to scale to higher capacities as our corn oil supplies increase. Until our Lakota and Fulton biodiesel facilities are financed, built and brought online, we plan to sell our corn oil supplies to a biodiesel production facility in Adrian, Michigan that we designed and built for a third party client, Biofuel Industries Group, LLC (d/b/a NextDiesel), based on our biodiesel production technology.

Our goal is to have at least 15 million gallons per year of corn oil extraction capacity, 20 million gallons per year of biodiesel production capacity, and 16 million gallons per year of oilseed crush capacity online by the end of 2008, and at least 50 million gallons per year of corn oil extraction capacity, 50 million gallons per year of biodiesel production capacity, and 16 million gallons per year of oilseed crush capacity online by the end of 2009.

Our biodiesel production technologies rely on innovative chemical process intensification techniques to enhance reaction kinetics, decrease process time, reduce energy and raw material needs, and increase product quality. These advantages enable the processing of a wide range of feedstocks, especially including feedstocks that conventional and competing technologies have little or no ability to process, at maximum yields into high quality biodiesel fuel.

Many biodiesel producers with conventional process technology are limited to using a narrow range of oils and fats as feedstocks. Producers that can consistently process feedstocks at high yields outside of this narrow range have a significant cost advantage because the feedstocks that fall outside of this narrow range have limited renewable uses and, for that reason, are available at lower costs. This market dynamic has created an opportunity for us to stimulate cash flows by selling equipment and services based on our biodiesel technology to third party clients who have feedstock models that do not conflict with our own feedstock model: corn oil extraction.

Since June 2007, we have sold and commissioned (installed) a total of 25 million gallons per year of biodiesel production capacity to third party clients. These facilities are in production today and consistently produce high quality biodiesel fuel out of a number of lower cost fats and oils. We are under contract with these same clients to build and commission additional production capacity during 2008.

INDUSTRY OVERVIEW

Our ambition is to become a leading producer of biofuels at enhanced cost and risk profiles through feedstock ownership and technological advantages.

While feedstock ownership for us can take the form of ownership of conventional production assets, as in the case of our oilseed crushing facility, the primary driver of our growth will be the use of our technologies and know-how to extract corn oil and other feedstocks out of the co-products and wastes of traditional agriproducts and other qualified facilities. Our strategy in this regard makes three different industries relevant to our business model today:

     >>   The Biodiesel Production Industry

     We currently sell our corn oil for biodiesel production and we intend to build our own biodiesel production facilities to directly refine the corn oil we extract into biodiesel. We also sell processing equipment based on our biodiesel production technology to third party clients who focus on refining conventional feedstocks that we do not own into biodiesel.

     >>   The Corn Ethanol Production Industry

     We extract our corn oil from corn ethanol production facilities with our patented and patent-pending corn oil extraction technology. We believe that the current dynamics of this industry translate to high levels of demand for participation in our corn oil extraction program.

     >>   The Culinary Oil Production Industry

     We are expanding the production capability of our oilseed crush facility by more than ten times. When complete, we will sell food- and fuel-grade vegetable oils from this facility. Fuel-grade oils will either be sold for biodiesel production or directly refined into biodiesel at one of our future biodiesel production facilities.

The Biodiesel Production Industry

Introduction

Biodiesel is a clean burning natural fuel composed of mono-alkyl esters of long chain fatty acids. It is derived from renewable resources such as animal fats, vegetable oils, and waste restaurant grease. Biodiesel contains no petroleum, but can be blended at any level with petroleum diesel to create biodiesel blends. In general, to produce biodiesel, vegetable oil or animal fat is catalyzed with methanol to produce methyl esters in a process called transesterification. Properly processed biodiesel can be effectively used as a substitute for petroleum-based diesel fuel, because the viscosity of biodiesel is close to that of petroleum diesel.

Burning biodiesel instead of petroleum diesel fuel in a diesel engine will reduce greenhouse gas emissions by more than 20%. The most common biodiesel-diesel blend, B20, consists of 80% petroleum diesel and 20% biodiesel. B20 can be distributed through conventional channels, dispensed from standard diesel fuel pumps, and burned in standard diesel engines. While most biodiesel consumed in the U.S. is B20, a blend of 5% biodiesel and 95% petroleum diesel called B5 is also used in the U.S.

Factors Contributing to Biodiesel Demand

The chief markets in the U.S. for biodiesel are diesel blending facilities and distributors and governmental and commercial fleets. According to the National Biodiesel Board, U.S. biodiesel production was approximately 15,000,000 gallons in 2002 and U.S. production has grown to an estimated 450,000,000 gallons in 2007. By comparison, the European biodiesel market is more mature than the U.S. market, having consumed approximately 1 billion gallons of biodiesel in 2005.

The rapid growth of the biodiesel market has been predominantly driven by the following factors:

     >> Ready Integration. Biodiesel, either B100 or petroleum blends, can be readily distributed and used in the traditional markets for diesel fuel with no modifications. Blended biodiesel is preferable to pure petroleum diesel because it has the ability to extend engine life and thus decrease operating expenses.

     >> Lack of Production Capacity. While the number of operable U.S. petroleum refineries decreased from 319 in 1980 to 149 in 2007 according to the Energy Information Administration ("EIA"), domestic demand increased 17.7% over the same period. The United States consumes over 60 billion gallons per year of petroleum diesel based on 2006 volumes reported by the EIA.

     >> Environmental Benefits. Biodiesel is biodegradable, nontoxic, and contains only traces of sulfur and aromatics. Biodiesel reduces tailpipe exhaust emissions, greenhouse gas emissions and sulfur dioxide emissions (acid rain) and minimizes black smoke and smog-causing particulate matter.

     >> Geopolitical Concerns. Increases in domestic demand coupled with decreases in domestic oil production have increased U.S. import requirements; according to the EIA, crude oil imports represented 65.7% of the U.S. crude oil supply in 2007 and are estimated to rise by almost 10.0% by 2025. Political unrest and attacks on oil infrastructure in the major oil producing nations, particularly in the Middle East, have periodically disrupted the flow of oil. Fears of terrorist attacks have added a "risk premium" to world oil prices. At the same time, developing nations such as China and India have increased their demand for oil. As a result, in 2007, world oil prices topped $100 a barrel at times and we expect oil prices to remain high. Biodiesel can be produced from locally available feedstocks and contribute to the reduction of dependence on imported oil.

     >> Government Incentives. Government incentives and mandates include tax incentives to lower the effective cost of biodiesel in order to make it more price competitive with petroleum diesel, use mandates to increase the use of biodiesel, and investment incentives to encourage investments in production and distribution capacity, as well as technology to promote end use of biodiesel.

          >> Tax Incentives. The primary incentive intended to lower the effective cost of biodiesel is the Biodiesel Blenders Tax Credit, which is included in the Volumetric Ethanol Excise Tax Credit created under the American Jobs Creation Act of 2006. This incentive is currently set to expire on December 31, 2008. This incentive generally provides for a $0.50 excise tax credit per gallon of recycled feedstock biodiesel blended into petroleum diesel and a $1.00 excise tax credit per gallon of virgin feedstock biodiesel, including biodiesel derived from animal fats blended into petroleum diesel. In December 2007, President Bush gave approval to the Energy Independence and Security Act of 2007 which establishes a renewable fuels standard for biodiesel use in the United States of one billion gallons by 2012 and as of January 2008, the Volumetric Ethanol Excise Tax Credit is proposed for extension in the Farm Bill before Congress. In addition to the federal Biodiesel Blenders Tax Credit, various states also provide for tax credits, rebates, deductions or reduced state, excise or other taxes for the blending or sale of biodiesel within their states.

     >> Use Mandates. In August 2005, President Bush signed the Energy Policy Act establishing the Renewable Fuels Standard ("RFS"), which eliminated the mandated use of oxygenates in reformulated gasoline and mandated annual use of 7.5 billion gallons per year of renewable fuels in the U.S. fuel supply by the year 2012. In December 2007, President Bush signed the Energy Independence and Security Act (the "2007 Act"), which increased the mandated minimum level of use of renewable fuels in the RFS to 9.0 billion gallons per year in 2008 (from 5.4 billion gallons under the RFS enacted in 2005), further increasing to 36 billion gallons per year in 2022. The RFS requires motor fuels sold in the U.S. to contain in the aggregate the following minimum volumes of renewable fuels in future years:

                                                                                                       Unspecified
              Year               Requirement              Corn        Cellulosic        Biodiesel         Advanced
              ----------------------------------------------------------------------------------------------------
              2008                       9.0               9.0                --               --               --
              2009                      11.1              10.5                --              0.5               --
              2010                      13.0              12.0               0.1              0.7               --
              2011                      14.0              12.6               0.3              0.8               --
              2012                      15.2              13.2               0.5              1.0              0.5
              2013                      16.6              13.8               1.0               --              1.8
              2014                      18.2              14.4               1.8               --              2.0
              2015                      20.5              15.0               3.0               --              2.5
              2016                      22.3              15.0               4.3               --              3.0
              2017                      24.0              15.0               5.5               --              3.5
              2018                      26.0              15.0               7.0               --              4.0
              2019                      28.0              15.0               8.5               --              4.5
              2020                      30.0              15.0              10.5               --              4.5
              2021                      33.0              15.0              13.5               --              4.5
              2022                      36.0              15.0              16.0               --              5.0

In addition to the federal government, a number of states have mandated state-owned vehicles to reduce petroleum diesel usage through the use of biodiesel blends.

     >> Investment Incentives. Many governments have also passed laws encouraging investments to support production, distribution and use of biodiesel and other renewable fuels. For example, through 2010, fueling stations are eligible for a 30% federal tax credit for the cost of installing clean-fuel refueling equipment, including any B20 or greater biodiesel blend.

To facilitate a more efficient market, biodiesel product quality is measured in the U.S. by ASTM Standard D6751. This standard specifies the required properties of B100 biodiesel for use as a blend component with petroleum diesel fuel oils, as well as maximum amounts of free glycerin, total glycerin, water and sediment content, sulfated ash, total sulfur, copper corrosivity, carbon residue and, magnesium, calcium, sodium and phosphorous. The standard also specifies minimum flash point and cetane number. Compliance with these standards requires a process that provides for complete transesterification and efficient and thorough separation and purification processes.

Factors Contributing to Biodiesel Supply

The largest single cost of biodiesel production is feedstock cost, which typically accounts for about 70% to 80% of the finished product cost. To produce biodiesel profitably, producers must have a process that can efficiently convert a broad array of feedstocks into high quality fuel at high yields.

Feedstocks for biodiesel production include vegetable oils and animal fats as well as waste cooking oils and greases. According to U.S. Department of Agricultural statistics, 32.7 billion pounds of conventionally available feedstocks were produced in the U.S. in 2007, including 23.2 billion pounds of vegetable oils, 6.9 billion pounds of edible and inedible tallow, pork and poultry fat and 2.6 billion pounds of yellow and other greases. While these are the most commonly available feedstocks in the U.S., most of the edible feedstocks would be used for human and animal consumption and, depending on market conditions, could not be used economically for biodiesel production.

GreenShift's business model involves the extraction of a crude corn oil that is not included in these statistics because it has historically been locked in the distillers grain co-product of dry mill corn ethanol production. Our technology enables us to unlock these corn oil supplies for our own use, to the exclusion of the rest of the biodiesel market.

We can extract about 6.5 gallons of corn oil for every 100 gallons of corn ethanol produced. According to the Renewable Fuels Association ("RFA"), more than 8.1 billion gallons of corn-derived ethanol were produced in 2007 and another 5.3 billion gallons of annual production were under construction as of

December 2007. This equates to a market opportunity for GreenShift of over 878 million gallons, or about 6.5 billon pounds, of crude corn oil that is not suitable for human consumption and is potentially available for refining into biodiesel.

The costs of the various feedstocks depend largely on whether the feedstock may be used in the food market. Over the last 15 years, soybean oil has traded at approximately $1.67 per gallon, inedible tallow has traded at approximately $1.22 per gallon and yellow grease has traded at approximately $1.00 per gallon. Recent increased demand for soybean oil has increased prices as of December 2007 to as high as approximately $4.18 per gallon (a 150% increase from historical levels) with bleached fancy tallow at approximately $2.28 per gallon (a 90% increase from historical levels) and yellow grease at approximately $1.75 per gallon (a 75%increase from historical levels). For comparison, as of December 2007, our own crude corn oil purchase price was about $1.52 per gallon.

We believe that there are several market factors responsible for the recent increases in conventionally available feedstock prices that are unrelated to the production of biodiesel. These factors have made it difficult for many producers using conventional biodiesel process technologies to operate profitably.

Production Technology and Economics

Biodiesel is produced through a process called transesterification. Transesterification involves reacting organically-derived fats, oils and greases with an alcohol, typically methanol, in the presence of a base catalyst, typically sodium or potassium hydroxide, to form methyl esters (biodiesel) and glycerin.

The traditional process typically requires feedstock with a free fatty acid content of less than 2% because the presence of higher free fatty acid content during the transesterification process can produce soap, which can prevent the separation of the biodiesel from the glycerin resulting in yield losses and higher production costs.

For this reason, using high free fatty acid feedstocks in the traditional process requires a pretreatment step, consisting of either a stripping process to remove the free fatty acids or an acid esterification process to reduce the feedstock's free fatty acids through a chemical reaction that uses acids, such as hydrochloric acid, which are later removed after transesterification using a water wash process.

The traditional process then incorporates a settling or centrifugation process to separate the biodiesel from the glycerin. tThe biodiesel and the glycerin mixture each undergo a separate process to remove methanol and to produce a crude glycerin of less than 90% purity. While the normal feedstock to biodiesel input-output ratio is about eight pounds of feedstock for every one gallon of biodiesel produced, the use of greater than 2% free fatty acid feedstocks in the traditional method reduces the amount of biodiesel yield considerably due to the increased generation of soaps and the needed co-product removal process. The entire process takes many hours to complete using conventional process technologies.

GreenShift's patent-pending biodiesel production technology intensifies and idealizes the conditions under which the biodiesel reactions occur and we are consequently able to refine high quality product and maximize yields in minutes instead of hours under true continuous flow conditions - at a much smaller scales, on a broader array of feedstocks and at reduced capital and operating costs as compared to traditional processes. These benefits translate to reduced financial, operational and market risk.

The single largest factor affecting financial risk for biodiesel producers is feedstock cost. Feedstock costs depend on a number of factors, including consumer demand for food quality feedstocks, industrial demand for non-food quality feedstocks, weather conditions, production levels, feedstock export markets and demand and government regulation. Based on the fourth quarter 2007 market prices published by the Jacobsen Commentary and Market News Bulletin, feedstock supply costs ranged from $1.76 to $4.40 per gallon, depending on the type of feedstock. In contrast, because we purchase our corn oil supplies at a price indexed to the market spot price for diesel oil, our corn oil purchase price was about $1.45 per gallon in December 2007.

To the extent that the cost for biodiesel production exceeds the price of petroleum diesel, government incentives would be necessary to maintain a commercially feasible market for the production of biodiesel. However, at current market prices for animal fats, greases and certain conventionally available unrefined oils, we believe that a biodiesel producer using our process technology has the potential to produce biodiesel at a cost that would still achieve positive operating profits without government incentives. This is certain to be the case for our own proprietary crude corn oil supplies.

Competition

The National Biodiesel Board reports that, as of January 2008, there were approximately 171 commercial biodiesel refineries in the U.S. with an annual production capacity of approximately 2.2 billion gallons per year (actual production was about 450,000,000 gallons in 2007). In addition, the National Biodiesel Board reports that there were 55 commercial biodiesel refineries under construction and 3 existing commercial biodiesel refineries undergoing expansion in the U.S. The total additional anticipated annual production capacity of these plants under construction or expansion is approximately 1.1 billion gallons per year.

     >> Producer Competition. The biodiesel production market is very dynamic as there are a number of new entrants that may have greater access to capital or low cost feedstock. For example, large agricultural companies, such as Archer Daniels Midland Corporation and Bunge Limited have begun to build biodiesel refineries to take advantage of their access to their oilseed feedstock. Archer Daniels Midland is already the largest ethanol producer in the United States and has publicly stated an intention to build biodiesel refineries in the United States to complement its ethanol production and to take advantage of its vertically integrated agricultural supply chain. Archer Daniels Midland estimates that, as of August 2007, it had about
          1.6 million metric tons of biodiesel production capacity worldwide. In addition, major energy companies have expressed an interest in investing in renewable energy projects, including biodiesel. While the market for biodiesel may not be constrained by demand given the large volume of consumption of diesel in the United States and worldwide, we may face significant competition for conventional feedstocks (to the extent we choose to pursue them) and capital from these large, vertically integrated competitors, in addition to the other independent entrants into the market. We are largely insulated from these competitive forces to the extent that we own proprietary rights to our corn oil extraction technology and that our extraction technology is necessary to obtain commercially meaningful volumes of crude corn oil feedstocks.

     >> Technology Provider Competition. A number of large, established equipment and technology providers, such as Crown Iron Works Company, Desmet Ballestra, and Air Liquide Group provide design and build services for biodiesel developers, with a focus on large centralized production facilities that are based on conventional process technologies. While these technology providers command substantial market share internationally, the realities of the feedstock and biodiesel markets (particularly in the North American markets) make smaller, distributed production technologies, such as our patent-pending biodiesel production technology, much more practical. 2006 and 2007 saw the introduction and subsequent failure of a number of technology providers that offered small modular technologies. Most of these providers failed for the lack of adequate process technology to process a broad range of feedstocks. Of the surviving modular technology providers, Greenline Industries and Biodiesel International AG provide operable process technologies that compete with our offering. Biodiesel International is more mature but operates chiefly in the European markets. Greenline Industries claims to have more processing plants operating in the U.S. markets than any other biodiesel equipment supplier. Despite this, we do not consider
          Greenline to pose a significant competitive threat: they lack our capability and track record processing high free fatty acid feedstocks, their claimed yields range from 84% to 92% as compared to 99% with our technology, and their process has been designed to reduce upfront capital costs at the expense of significantly increased operating expenses. In contrast, our process has been deliberately designed to be more capital intensive to achieve maximum operating efficiencies and minimal operating expenses, which translate to increased gross margins and cash flows as well as reduced business risk for our clients.

The Ethanol Production Industry

Introduction

Ethanol is a clean-burning, high-octane fuel that is produced from the fermentation of carbohydrates such as grains, starches and sugars. Ethanol is produced primarily from corn in the U.S. It is used primarily as a gasoline additive to increase octane rating and to comply with air emissions regulations by reducing emissions of carbon monoxide and nitrogen oxide. The RFS mandated that ethanol comprise a minimum of 4.0 billion gallons of the U.S. fuel supply as of January 1, 2006, and 7.5 billion gallons in 2012 - more than 8.1 billion gallons of corn-derived ethanol were produced in 2007. According to the RFA, ethanol is blended into more than 50% of the gasoline sold in the U.S. Fuel blended with up to 10% ethanol, also referred to as E10 fuel, is approved for use by major motor vehicle manufacturers and is often recommended as a result of ethanol's clean burning characteristics. Ethanol comprises up to 85% of E85 fuel, which currently represents a relatively small portion of the U.S. gasoline supply. Approximately six million vehicles out of more than 200 million vehicles in the United States today are Flexible Fuel Vehicles, or FFVs, capable of using E85 fuel.

Factors Contributing to Ethanol Demand

Increased demand for ethanol can be expected to translate to increased demand for our corn oil extraction technology. We believe the ethanol market will grow as a result of many of the same factors discussed above in Factors Contributing to Biodiesel Demand. The following additional factors are relevant to the demand for ethanol:

     >> Geopolitical Concerns. As a domestic renewable source of energy, ethanol reduces the U.S.'s dependence on foreign oil by increasing the availability of domestic fuel supplies.

     >> Government Incentives. We expect the RFS mandate to result in a significant increase in ethanol demand, and we believe the actual use of ethanol and other renewable fuels will surpass the mandated requirements. The 2007 Act and the Energy Policy Act of 2005 also proposed credit trading programs to facilitate meeting the industry-wide renewable fuels requirements. The Evironmental Protection Agency has proposed a rule for issuing and trading the credits. Other factors include

          >> Federal Blenders' Credit. First implemented in 1979, the federal excise tax incentive program allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction of $0.51 per gallon of ethanol. The $0.51 per gallon incentive for ethanol is scheduled to be reduced to $0.46 per gallon in 2009 and to expire in 2010.

          >> Federal Clean Air Act. The use of ethanol as an oxygenate is driven, in part, by environmental regulations. The federal Clean Air Act requires the use of oxygenated gasoline during winter months in areas with unhealthy levels of carbon monoxide.

          >> Federal Tariff on Imported Ethanol. In 1980, Congress imposed a tariff on foreign produced ethanol to encourage the development of a domestic, corn-derived ethanol supply. This tariff was designed to prevent the federal tax incentive from benefiting non-U.S. producers of ethanol. The $0.54 per gallon tariff is scheduled to expire on January 1, 2009. Ethanol imports from 24 countries in Central America and the Caribbean Islands are exempt from the tariff under the Caribbean Basin Initiative, which provides that specified nations may export an aggregate of 7.0% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7.0% limit. As a result of new plants under development in the Caribbean region, we believe imports from there will continue, subject to the limited nature of the exemption.

          >> State and Local Incentives. Twenty-one states have implemented incentives to encourage ethanol production and use. These incentives include tax credits, producer payments, loans, grants, tax exemptions and other programs. Midwestern states have initiated most of the programs and policies to promote ethanol production and development. States on the East and West Coasts also are beginning to initiate ethanol production programs in connection with drives to construct ethanol plants in these states.

          >> State Legislation Banning or Significantly Limiting the Use of MTBE. In recent years, due to environmental concerns, 25 states, including California, Connecticut and New York, have banned, or significantly limited, the use of MTBE. Ethanol has served as a replacement for much of the discontinued MTBE volumes and is expected to continue to serve as a primary replacement product in the future for MTBE volumes that are removed from the fuel supply.

     >> Environmental Benefits. Ethanol, as an oxygenate, reduces tailpipe emissions when added to gasoline. The additional oxygen in the ethanol results in a more complete combustion of the fuel in the engine cylinder, resulting in reduced carbon monoxide and nitrogen oxide emissions. Prior federal programs that mandated the use of oxygenated gasoline in areas with high levels of air pollution spurred widespread use of ethanol in the United States.

     >> Blending Benefits. Ethanol has an octane rating of 113, and is added to gasoline to raise the octane level of gasoline. Unblended gasoline typically has a base octane level of approximately 84. Typical gasoline and ethanol blends (up to E10) have octane ratings ranging from 87 to 93. Higher octane gasoline has the benefit of reducing engine knocking. Gasoline with higher octane typically has been sold at a higher price per gallon than lower octane gasoline.

     >> Expansion of Gasoline Supplies. By blending ethanol with gasoline, refiners can expand the volume of fuel available for sale. As a result, refiners can produce more fuel from a barrel of oil and expand their ability to meet consumer demand, especially when refinery capacity and octane sources are limited. According to the Energy Information Administration, between 1980 and 2005, petroleum refining capacity in the United States decreased approximately 5% while domestic demand increased approximately 21%. We believe that increased pressure on domestic fuel refining capacity will result in greater demand for ethanol.

Factors Contributing to Ethanol Supply

Production in the ethanol industry remains fragmented. According to the RFA, domestic ethanol production capacity increased from 1.7 billion gallons in 1997 to more than 8.2 billion gallons in 2007. As of March 2008, the top five producers accounted for approximately 41% of the ethanol production capacity in the U.S according to the RFA. The remaining production was generated by more than 125 smaller producers and farmer-owned cooperatives, many with production of 50 million gallons per year or less. As of March 2008, the RFA estimated that ethanol facilities with capacity of an aggregate of an additional 5.3 billion gallons per year were under construction. At 6.5 gallons of corn oil extraction with our technology for every 100 gallons of corn ethanol produced, increased ethanol production will equate to an increased market opportunity for GreenShift.

Production Technology and Economics

In the dry mill process of converting corn into ethanol, each bushel of corn yields approximately 2.8 gallons of ethanol and approximately 18 pounds of distillers grains. This process is described below.

     >> The corn kernels are first ground into aflour, or meal, and mixed with water in cookers to form slurry, called mash;

     >> In the cooking system, the action of heat liquefies the starch in the corn, and enzymes are added to break down the starch to fermentable sugars;

     >> The cooked mash is then cooled and pumped to the fermenters where yeast is added to convert the sugars in the mash into ethanol;

     >> The fermented mash is pumped to the distillation system where the ethanol is separated from the non-fermentable solids (the stillage), and water is removed to concentrate the ethanol to a strength of 190-proof (95% ethanol);

     >> The ethanol is further concentrated in a molecular sieve dehydrator to a strength of 200 proof (99+% ethanol), to produce fuel-grade ethanol which is then denatured (rendered unfit for human consumption) with gasoline and transferred to storage tanks; and,

     >> The stillage from the distillation system is sent through a centrifuge that separates the coarse grain from the solubles. The solubles are then concentrated in an evaporator system. The resulting material, condensed distillers solubles or syrup, is mixed with the coarse grain from the centrifuge and then dried to produce dried distillers grains with solubles ("DDGS") a high quality, nutritious livestock feed. Some of the distillers grains may bypass the final drying stage and be sold as wet distillers grains with solubles, ("WDGS").

GreenShift's patented and patent-pending corn oil extraction technology extracts crude corn oil from the stillage at various points between the distillation system and the drying stage.

Corn is the principal raw material used to produce ethanol and dry and wet distillers grains. As a result, changes in the price of corn can materially affect ethanol production economics. Rising corn prices result in higher cost of ethanol and distillers grains. Because ethanol competes with non-corn-based fuels, producers generally are unable to pass along increased corn costs to their customers. At certain levels, corn prices may make ethanol uneconomical to use in fuel markets. Over the ten-year period from 1998 through 2007, corn prices (based on the Chicago Board of Trade (the "CBOT") daily futures data) have ranged from a low of $1.75 per bushel on August 11, 2000 to a high of $4.55 per bushel on December 31, 2007, with prices averaging $2.42 per bushel during this period.

The profitability of an ethanol producer depends principally on the spread between ethanol and corn prices. The price of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices. Increasing domestic ethanol capacity could boost the demand for corn and result in increased corn prices. In 2006, corn bought by ethanol plants represented approximately 18% of the total corn supply for that year according to results reported by the National Corn Growers Association, and this percentage is expected to increase as additional ethanol capacity comes online, rising to more than 30% of the total corn supply by 2009/2010 according to the United States Department of Agriculture ("USDA"). In addition, the price many of the companies pay for corn at a facility could increase if an additional ethanol production facility is built in the same general vicinity.

During the five-year period from 2003 through 2007, ethanol prices (based on average U.S. ethanol rack prices from Bloomberg) have ranged from a low of $1.11 per gallon to a high of $3.98 per gallon, averaging $1.90 per gallon during this period. For the year ended December 31, 2007, ethanol prices averaged $2.12 per gallon, reaching a high of $2.50 per gallon and a low of $1.69 per gallon (based on the daily closing prices from Bloomberg).

In early 2006, the spread between ethanol and corn prices was at historically high levels, driven in large part by oil companies removing a competitive product, MTBE, from the fuel stream and replacing it with ethanol in a relatively short time period. However, this spread has fluctuated widely and narrowed significantly during 2007. Fluctuations are likely to continue to occur and most industry analysts forecast narrow spreads for the balance of 2008.

A sustained narrow spread or any further reduction in the spread between ethanol and corn prices, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect the financial position of a corn ethanol producer. Further, it is possible that ethanol prices could decline below production costs, which could cause a corn ethanol producer to suspend production.

These market forces can be mitigated by participation in our corn oil extraction program. Ethanol producers that allow us to install our extraction technology in their facilities at our expense will generate additional earnings of about $0.08 per gallon of ethanol produced at current market prices. $8,000,000 in additional annualized earnings for a 100 million gallon ethanol facility is significant and corresponds to materially increased cash flows for participating facilities.

Competition

The ethanol market is highly competitive. According to the RFA, worldwide ethanol production rose to 13.1 billion gallons in 2007 with the U.S. and Brazil being the world's largest producers of ethanol. As of March 2008, industry capacity in the U.S. approximated 8.2 billion gallons per year, with an additional 5.3 billion gallons per year of capacity under construction. The ethanol industry in the U.S. consists of more than 140 production facilities and is primarily corn based, while the Brazilian ethanol production is primarily sugar cane based.

As of March 2008, the top five producers accounted for approximately 41% of the ethanol production capacity in the U.S. according to the RFA. The industry is otherwise highly fragmented, with many small, independent firms and farmer-owned cooperatives constituting the rest of the market. The ability of most corn ethanol producers to compete successfully in the ethanol production industry depends on many factors, including the following principal competitive factors: price; quality based on the reliability of production and delivery; and, volume of ethanol produced and sold.

With respect to distillers grains, corn ethanol producers compete with other ethanol producers, as well as with a number of large and smaller suppliers of competing animal feed. We believe that the principal competitive factors for sales of distillers grains are price, proximity to purchasers and product quality.

These competitive forces all translate to a high value proposition for our corn oil extraction technology to corn ethanol producers. Corn ethanol facilities that participate in our program have the ability to reduce their utility consumption costs and emissions profile while increasing their profitability and overall plant energy balance - for no cost, all of which translates to improved competitive positioning for our host ethanol facilities as compared to ethanol facilities that do not contribute in our corn oil extraction program.

The Culinary Oil Production Industry

The domestic market for culinary oils accounts for over $10 billion in revenue per year. Approximately 20 billion pounds of vegetable oil are sold domestically at average price points of $0.50 per pound. Soybean oil retains the largest share of this market followed by palm oil (which is imported), canola and then mid-oleic sunflower. These oils are in the commodity category and are traded based on published prices on large commodity exchange houses such as the Chicago Board of Trade. The specialty oils such as high oleic sunflower, high oleic safflower, and flax make up the balance of the edible oil market. This later specialty oils category is between 7% and 10% of the domestic edible oil industry. These oils are not traded on major commodity exchanges, however their values are indirectly linked to the values of the commodity oils. These specialty oils, for reasons outlined below, are gaining edible oil market share. Our safflower and sunflower oils will be marketed in the specialty oil market category, while our canola business will seek market share within the larger commodity category.

Factors Contributing to Culinary Oil Demand

Edible food grade, or culinary vegetable oils, are widely regarded as having positive health benefits. The high oleic safflower oil we produce at our Culbertson, Montana based oilseed crush facility is one of the more valuable trans-fat free vegetable oils. It is high in monounsaturated fatty acids and contains moderate levels of essential polyunsaturated fatty acids. We also produce other oilseed varieties, including canola and high oleic non-genetically modified sunflower. Canola and sunflower are used in culinary applications for salad oils and in cooking and in pharmaceutical applications.

The oilseed crush industry is dominated by an oligopoly - Archer Daniels Midland Corporation, Cargill, Inc., and Bunge Limited account for most of the annual domestic production and sale of culinary oils. The market conditions caused by this dynamic and the growth of the biodiesel industry have put additional demands on the supply of vegetable oils, which have resulted in increased prices for the vegetable oils we offer and sell.

In September 2007, the Food and Agriculture Organization of the United Nations ("FAO"), reported that worldwide prices reached an all-time record in the case of oilseeds and 23 and 34 year highs for oils and meals respectively during 2007. According to the FAO, the key factor behind the extraordinary price rise is that the oilseed crop markets have come under the direct influence of developments in the related feed grain market. With corn and soybeans both facing rising demand in the feed as well as the energy market, and thus increasingly competing for land, the unprecedented surge in international corn prices has spilled over to the oilseeds and meal market and in particular the soybean complex. Furthermore, steadily growing biodiesel requirements led to increased demand for vegetable oils, notably soybean, rapeseed and palm oil. This trend, combined with a constant rise in the consumption of vegetable oil as food and the weak growth of total oil production in 2006/07 has led to a gradual tightening in global supplies, thus explaining recent surges in vegetable oil prices.

Factors Contributing to Culinary Oil Supply

The oilseed farming industry includes about 350,000 farms with combined annual oilseed revenue of $21 billion. No major companies dominate and the industry is highly fragmented: the top 10 percent of farms generate one-third of total industry revenue. Oilseed farms compete with other food oils, especially palm tree oil. Since crushed oilseed is an important livestock food source, the industry also competes with corn and other feed crops. Oilseed competes with corn and other major crops for farm acreage, as farmers tend to plant and harvest crops with the highest yield and payout. Major products include soybeans (90 percent of the market) and cottonseed (5 percent). Other products include sunflower seed, canola, flaxseed, safflower, rapeseed, and peanuts grown for oil. According to U.S. Department of Agricultural statistics, 23.2 billion pounds of vegetable oils were produced in the U.S. in 2007, the vast majority of which was sold into the culinary markets.

Production Technology and Economics

Oilseeds are processed by one of three types of processes: hard pressing, prepress solvent extraction, and direct solvent extraction. The preferred seed extraction process depends on a number of factors including the amount of oil present in the material, the amount of unextracted oil that can remain in the residual meal without effecting its market value, whether protein denaturation is allowed in the meal, the amount of investment capital available, and applicable emissions standards.

Our Culbertson, Montana plant is currently operating as a hard pressing process but is expanding to include solvent extraction. Hard pressing is a mechanical process that squeezes or presses oil out of an oilseed-derived cake, usually after cooing and/or drying to enhance oil recovery, through continuous screw presses called expellers. Hard pressing involves squeezing out as much oil as possible. In prepressing, only the easily extractable oil is squeezed out before subjecting the partially de-oiled material to more complete extraction with solvent. Sunflower, safflower, wet milled corn germ, rapeseed and sesame seed are usually prepressed followed by solvent extraction.

Crude vegetable oils extracted from oilseeds typically contain components that must be removed in a process called refining before the oil can be used for culinary applications and need to be managed intelligently for fuel applications. Refining typically involves degumming, neutralization, bleaching and deodorization. Our oilseed crush facility has integral refining capability. Integration of hard pressing, solvent extraction and refining in a single plant will lead to increased flexibility and economies of scale as compared to plants that are not integrated.

Competition

Multi-national agribusinesses, such as Archer Daniels Midland, Cargill and Bunge, are well established within the oilseed crush and vegetable oil and protein meal industry. Archer Daniels Midland has a plant approximately 250 miles from Culbertson, Montana in Velva, North Dakota and Cargill has a crush plant in West Fargo, North Dakota. The Archer Daniels Midland plant crushes 100% canola and the West Fargo Cargill plant crushes 100% sunflower. They both use solvent extraction systems and do not segregate expeller pressed oil from solvent extracted oil. Both of these organizations have large vegetable oil accounts with major corporations such as Frito-Lay. Our advantage over Cargill and Archer Daniels Midland is our ability to switch between commodities with relative ease. In addition, we are fostering a closer working relationship with agricultural producers. Service and, importantly, proximity are also factored into the decision of growers to contract or deliver seed - we have a regional advantage in that we are simply closer to many growers as compared to the larger plants. We can effectively compete for western North Dakota acres with both Archer Daniels Midland and Cargill as they publish their commodity prices and we price our commodity based seed prices considering their basis while factoring freight logistics into the cost of delivery. Also, all oilseeds that are produced in Montana and delivered to processing facilities in North Dakota, effectively have to travel past our facility. In addition, because a significant amount of wheat is trucked east, we can take advantage of back haul opportunities to bring oilseeds back to Culbertson, Montana. This is yet distinct advantage as freight costs factor in when a producer is determining where and when they will deliver their oilseed crop.

Our competition comes mainly from two different categories of oilseed processors. One category focuses only on the processing of specialty oilseed crops and the other category focuses only on processing of commodity oilseeds. Our attention is split between these two categories. Our competitive advantage against the specialty oilseed processors is our proximity to lower cost land and high value markets. Our competitors that contract and crush oilseeds in California are competing against high land values and high value vegetable crops. The other category of competitors is the large commodity processors such as Cargill, Archer Daniels Midland and Bunge. The large corporations set the commodity markets and we are subject to their price establishment. However, these large organizations deal in contract levels on the tens of millions of pounds with large food corporations such as Frito-Lay. As such, these large corporations tend to overlook smaller million to ten million pound commodity oil accounts. The size of our crush facility allows us to competitively establish sales contracts with the mid-level to smaller companies that buy vegetable oil and who may not get the attention and service they need from the larger commodity crush operations. We have the ability to switch between specialty oilseeds and commodity oilseeds to take advantage of both market opportunities.

No other crush facility exists in Montana or the Pacific Northwest to the scale that presents a threat to our facility. Crush facilities that are operational in the Northwest are found in Washington and generally consist of small scale (under 50 tons per day) expeller operations and on farm demonstrations. These facilities lack the ability to refine vegetable oil into food grade products. In addition, their focus has been on the conversion of the oil they produce into biodiesel fuel rather than food grade products. If they decided to enter the food grade business they would have to either establish a refining facility that requires economies of scale that their crush plants don't support and a significant amount of capital or utilize a third party refinery such as us or the refiners located in California.

Our ability to be flexible and to offer a diverse product line that includes other culinary oils, specialty oils for chemical applications, toll processing services, and protein meal provides us with a diversified product line that allows us to remain profitable when faced with a challenge from an individual competitor against an individual product. We believe that our ability to sell into both the food and fuel markets interchangeably provides opportunities to enhance earnings and stabilize margins as commodity markets fluctuate.

Our oilseed crush facility is strategic to our integrated multi-fuels production model - we acquired and are currently expanding this facility with a view towards eventual co-location of integrated biodiesel production and biomass-derived synthetic diesel fuel production capabilities. Our view is that the competitive posture of this facility in the oilseed and biofuel markets will be markedly enhanced to the extent that we convert this facility into an integrated multi-fuel biorefinery that produces both food and fuel products in ways that are unique among both oilseed crush and biofuels production facilities.

COMPETITIVE STRENGTHS

We  believe  that  our  patented  and  patent-pending  technologies,   feedstock
acquisition strategy, production technology, and experienced management team converge to provide us with significant competitive strengths.

Feedstock Acquisition Strategy

Our corn oil extraction model is based on the integration of our patented and patent-pending extraction technology on-site at corn ethanol production facilities at our expense in return for the long-term right (10 years or more) to purchase the extracted corn oil for a per gallon price equal to about 53% of diesel spot prices.

Significant Demand for Our Corn Oil Extraction Technology in the Corn Ethanol Production Industry

The spread between ethanol and corn prices has narrowed significantly during 2007 and has negatively impacted ethanol producer margins. Fluctuations are likely to continue to occur. Most industry analysts are forecasting tightened spreads for the balance of 2008 and it is possible that ethanol prices could decline below ethanol production costs, which could cause a corn ethanol producer to suspend production. These market forces can be mitigated to a significant extent by our corn oil extraction technology and the structure of our market offering.

     >>   Impact on  Earnings

          Ethanol producers that allow us to install our extraction technology in their facilities will generate additional earnings of about $0.08 per gallon of ethanol produced at current market prices. $8,000,000 in additional annualized earnings for a 100 million gallon ethanol facility is significant and corresponds to materially increased cash flows for participating facilities.

     >>   Impact on Risk  Profile

          Tightened spreads between ethanol and corn prices translate to decreased operating cash flows. This, in turn, will negatively impact the overall risk profile and ongoing debt service and fund-raising capabilities of corn ethanol producers. By installing our extraction technology for no cost, the structure of our market offering allows participating ethanol producers to increase their operating cash flows and offset their ethanol/corn commodity risk without having to commit capital from existing resources or available sources of debt or equity. This same benefit applies for developers seeking to finance and build new corn ethanol production facilities such that participation in our program can favorably impact the financability of new ethanol projects.

We believe that the prevailing conditions in the corn ethanol industry and the benefits presented by our technology converge to establish high levels of demand for our corn oil extraction technology.

Significant Market Opportunity

We can extract about 6.5 gallons of corn oil for every 100 gallons of corn ethanol produced with our technology. According to the Renewable Fuels Association ("RFA"), more than 8.1 billion gallons of corn-derived ethanol were produced in 2007 and another 5.3 billion gallons per year were under construction as of December 2007. This equates to a market opportunity for GreenShift of over 878 million gallons of crude corn oil that is not suitable for human consumption and that is potentially available for refining into biodiesel.

Our patented and patent-pending corn oil extraction technology makes this market opportunity available to us to the exclusion of other biodiesel producers.

Significant Cost and Risk Management Advantage

The price of refined biodiesel is primarily related to the price of petroleum diesel and it typically sells at a premium to petroleum diesel due to
governmental  mandates  and  incentives  for  use  of  biodiesel,   as  well  as

environmental factors and other market drivers. The profitability of biodiesel production is largely determined by the difference between the cost of feedstocks, which are agricultural commodities not correlated to the price of petroleum diesel and the price for refined biodiesel.

Our extraction technology provides us with access to corn oil supplies for our own use in the production of biodiesel. Importantly, the price we pay for the corn oil we extract equates to a substantial discount to the cost of comparable vegetable oils, animal fats, cooking greases and the other feedstocks necessary for biodiesel production.

The average price of soybean oil increased to about $4.84 per gallon in March 2008 according to the Jacobsen Publishing Company (publisher of the Jacobsen Commentary and Market News Bulletin). At the same time, market prices for choice white grease and yellow grease increased to about $2.93 and $2.39 per gallon, respectively. With diesel trading at an average of $3.15 per gallon, and at 53% of the price of diesel, the price we paid for the corn oil we extracted in March 2008 was about $1.67 per gallon.

While the capital intensity of our business model is about twice that of competing biodiesel producers (about $3.00 per gallon of installed capacity including extraction), we believe that our model is superior to conventional production models on a risk adjusted basis. Note the following significant advantages:

     >> Lowest Cost Feedstock. In March 2008, the price of the corn oil we extracted was about 34% of the price of soybean oil, about 56% of the price of choice white grease, and about 70% of the price of yellow grease. The impact of this on estimated operating income can be seen in the right-hand graph below. Note also that we could produce biodiesel at a cost that would still achieve positive operating profits without the $1.00 gallon tax credit or other government incentives.

     >> Hedged Purchase Price. We have essentially hedged our margins to our offtake market by linking the purchase of our feedstock to diesel. We consequently have the ability to remain profitable while the margins of competing producers tighten or are subject to increased volatility in the agricultural and other commodity markets. This and the fact that our extraction agreements include terms of ten years or more form the basis of a production advantage that we believe to be extremely significant.

Significant Additional Operating Cost Advantages

We provide targeted ethanol producers with the option to participate in a hybrid version of our extraction model that includes co-location of our extraction technology and a GreenShift-owned biodiesel production facility. We are party to agreements to co-locate two such biodiesel facilities: at Global Ethanol's Lakota, Iowa ethanol facility and at Northeast Biofuels' Fulton, New York ethanol facility. Our co-location agreements include provisions to capitalize on valuable opportunities for shared utilities, labor and site management with the host facility. This allows us to enjoy significant capital and operating cost savings as compared to competing producers.

Production Technology

GreenShift's patent-pending biodiesel production technology intensifies and idealizes the conditions under which biodiesel refining occurs and we are consequently able to complete the refining process in minutes instead of hours under true continuous flow conditions - at a much smaller scales, and at reduced capital and operating costs as compared to traditional processes.

Benefits of Process Intensification

With our technology, targeted feedstocks simply move through the process with no need to linger at any particular stage while a reaction is allowed to complete; targeted fats and oils are reacted as they pass through the system. This has several compelling implications:

     >> Reduced Equipment and Related Infrastructure Needs. Reacting the fats and oils as they move through the system versus at several stops along the away simply reduces the amount of tanks, pumps, controls, pipes, utilities, and square feet of floor space required to produce biodiesel.

     >> Process Time. Intensifying the chemical reactions involved in biodiesel production accelerates reaction rates. Increased reaction rates correspond to less time required to complete the process, less equipment to manage raw materials as reactions are completed, and overall less labor and other operating and maintenance expenses.

     >> Greater Native Feedstock Tolerances. Standard biodiesel processing will require feedstocks to comply with a range of relevant material specifications - the chemical reactions involved in a conventional process will not produce the desired product quality if feedstocks are out of specification. Intensifying the relevant chemical reactions increases the tolerance of the process to a wider array of feedstocks and enables more liberal material specification requirements.

These benefits translate to reduced capital and operating expenses and a broader feedstock market for the client and equate to reduced financial, operational and market risk for the client and its stakeholders.

Benefits of Modularity

Concentrations of risk in the feedstock markets correspond to concentrations of financing and operational risk for developers. These risks increase dramatically with the size of the production facility. Smaller plants simply have smaller risk profiles and are inherently easier for entrepreneurs to finance and operate.

The modular aspect of the GreenShift technology allows developers and their financing sources to incur less financial and operating risk as they initiate production at, for example, a 10 or a 20 million gallon per year production facility, and then leverage their cash flows to scale plant sizes up into their desired markets. An additional 10 million gallon system can simply be plugged into an existing plant with reduced balance of plant costs.

Most standard technologies, regardless of size, are designed to process a specific feedstock at any given time. The modular aspect of the GreenShift systems allows operators to dedicate process lines to specific feedstocks or blends of feedstocks (for example, the first 10 million gallon line would process fat based feeds while the second processes oil based feeds).

When a standard processing facility needs to be shut-down for maintenance or has a process upset, the operator's whole business stops. Modularity enables operators to keep their business operating as lines are iteratively shut-down for maintenance or the like. Standardization with a modular process technology also has compelling regulatory permitting and other operating benefits.

Competing modular process technologies have been designed to reduce upfront capital costs at the expense of significantly increased operating expenses. In contrast, our process has been deliberately designed to be more capital intensive to achieve maximum operating efficiencies and minimal operating expenses, which translate to increased gross margins and cash flows as well as reduced business risk.

Finally,   modularity  and  reduced  equipment  and  infrastructure  needs  also translate to rapid delivery cycles (18-22 weeks) and quicker site development (6-9 months) as compared to conventional technologies (18-24 months).

Chemical Processing Experience

Nearly every member of our management team, including Kevin Kreisler, David Winsness, and Greg Barlage, as well as all of our senior engineering and technical staff has significant operational, chemical processing, extraction and refining experience involving agricultural, municipal, industrial and hazardous materials. We believe that this is a critical advantage in the new biofuels industry where qualified operational talent is in great demand and producers often lack the processing experience to manage their production facilities in a safe, compliant and profitable manner.

Technology Development Expertise

Our internal process engineers have developed our corn oil extraction, biodiesel and related technologies over the past several years. This team has also been responsible for a series of developments and improvements to our own technologies that, in our view, further strengthen our technological and other competitive advantages. Our technologies and in-house engineering and project delivery teams have built and commissioned three corn oil extraction facilities and two biodiesel plants corresponding to over 25 million gallons of annualized biodiesel production since January 2007. This team is key to our ability to meet our internal facility commissioning schedule as well as our current third party biodiesel equipment sales commitments that equate to an additional 30 million gallons per year of biodiesel production capacity.

Portfolio of Strategically Compatible Technologies

Technology commercialization is a capital intensive process that requires a tremendous amount of resources to move a single technology through research and development and into mature go-to-market execution. Importantly, we have selected technologies that integrate into each other as well as targeted host producers. We believe that this helps to dramatically reduce commercialization costs and other barriers for each new technology.

A key principal of our commercialization plans is to leverage all of our commercialization resources - existing client relationships, sales, engineering and technical staff, vendor relationships, financing capabilities, project cash flows and our own process infrastructure - to accelerate each iterative technology through early adoption into mature market deployment.

As applied in the biodiesel production and corn ethanol production industries, we believe that our "commercialization pipeline" presents us with compelling opportunities for continuous improvement through the sequential commercialization, integration and application of new technologies that enable us to maintain our technology leadership while securing additional low cost and low risk feedstocks for biofuel production.

BUSINESS STRATEGY

Our goal is to leverage our technological advantages into a leading position in the renewable fuels industry. Our plan to accomplish that goal has several facets:

1.   Financing, Construction and Operation of Corn Oil Extraction Facilities

Given the nature of our competitive advantages and the current and foreseeable market dynamics in our target industries, the highest and best use of our resources and our primary objective is to get as many corn oil extraction systems installed in as many corn ethanol facilities as possible, as quickly as possible. We expect that our annualized operational corn oil extraction capacity will be about 15 million gallons per year by the end of this year and our target is to have at least 50 million gallons per year of extraction online by December 31, 2009. The total market opportunity for our extraction technology is many times this extraction rate and our longer term goals involve the deployment of extraction systems corresponding to over 150 million gallons per year of extraction.

2.   Financing, Construction and Operation of Biodiesel Production Facilities

While we intend to commit the majority of our capital resources (to the extent they become available) to the construction of corn oil extraction facilities, we will not be able to scale our corn oil extraction model to the levels we are targeting for 2009 and beyond unless we commit resources to the cost-effective internalization of biodiesel production capability. We have executed agreements to build GreenShift-owned biodiesel facilities at Global Ethanol's Lakota, Iowa ethanol facility and Northeast Biofuels' Fulton, New York ethanol facility. Each facility is designed to commence production at the rate of 10 million gallons per year and to scale to higher capacities as warranted by the availability of our corn oil supplies as our extraction facilities are brought online. Our development plan for these facilities is to phase them into construction in a staggered fashion that follows after the construction of our extraction facilities.

3.   Financing and Expansion of Our Oilseed Crush Expansion

We have entered into construction agreements to expand the capacity of our oilseed crush facility from 1.3 million gallons per year to more than 16 million gallons per year of crush capacity. Once complete later this year, this facility will provide us with a stable source of cash flows that we intend to reinvest into the execution of our corn oil extraction model as well as additional feedstock options for our biodiesel production facilities. Our longer term expectations for this facility involve leveraging its existing infrastructure for integral biofuel production.

4.   Transition Project Execution to Strategic Vendors and Partners

Our senior engineering and technical teams currently execute our extraction and related construction projects and act in many cases as general contractors, direct laborers and facility operators. This has been required in the early stages of our development because of the proprietary nature of our technologies. These functions will need to be shifted to strategic vendors and partners under the direction of our engineering and technical management in order to execute on the magnitude of construction projects implied by our growth objectives. We have already started this transition. This goal also applies to execution of projects for third party biodiesel developers. While providing these services has been necessary given the learning-curve issues and process challenges that many biodiesel developers face in a new industry, limiting our involvement in our clients' project execution to the design, manufacturing and sale of equipment based on our technologies will keep us focused on higher value activities.

5.   Develop International and Other Strategic Partnerships

The market potential for sales of equipment based on our biodiesel technologies is limited by the ability of developers to obtain financing for their businesses. Projects lacking a reliable and cost-effective feedstock strategy are typically very difficult to finance given the issues with the U.S. feedstock markets discussed above. The international feedstock markets are generally not as constrained and therefore represent potential for additional sales. We accordingly intend to develop strategic relationships to establish sales and project execution capability outside of the North American markets.

6.   Completion of Financing

We have retained two investment banks to assist us with our capital needs. For our larger corporate capital needs we have retained Fieldstone Private Capital Group to assist us in raising capital to meet our corn oil extraction and biodiesel production capacity goals. In addition to Fieldstone, we have retained Northland Networks to assist us with raising the expansion capital we need to expand our oil seed crush facility.

Building corn oil extraction and biodiesel production facilities will each cost about $1.50 per gallon of installed capacity. This equates to construction costs of about $150 million to meet our 2009 target of 50 million gallons per year of extraction and production capacity. Based on our recently closed financing and the feedback we have received to date in our financing efforts, we expect to be able to conserve our equity and rely on the strength and hedged nature of our corn oil extraction and biodiesel production cash flows to finance the majority of these costs with a combination of debt and project equity. The same strategy applies for the financing of our oilseed crush expansion, which will cost an estimated $9.8 million to complete - that is, we expect to be able to finance the expansion almost entirely with debt that will be serviced by the cash flows we expect to produce at this facility.

7.   Pay Off and Refinance Convertible Debt

We have historically raised capital in the form of convertible debt that was structured in ways that were favorable from a cash flow perspective and less favorable from an equity perspective. Our ability to meet the debt service requirements of this financing by issuing common stock allowed us to conserve cash flows while we developed and refined our technological capabilities into commercially-viable production capabilities. Now that our technologies have started to produce reliable cash flows, we have the ability to raise capital at more cost-effective rates from an equity perspective. Our plan here is to leverage our current and projected cash flows to payoff and refinance at least half of our convertible debt prior to year end and any remaining convertible debt prior to the end of 2009.

8.   Applied Technology Development

Among our core competencies is the ability to develop and implement incremental advances in technologies that add value to existing production infrastructure.
As   we build our own infrastructure in the short term, we plan to continue to enhance our extraction and biodiesel technologies with a form of in-the-trenches commercialization that relies on and is then accretive to the cash flows of pre-existing production assets.

Our longer term commercialization plans are based on the iterative integration and synergistic application of several technologies into traditional agriproducts plants in ways that enable us to greenshift the host and to average down the costs and risks associated with both the host and each subsequent technology upgrade.

We are initially focused on executing this strategy in the corn-derived ethanol industry. The primary reason for this is that our historical technology development efforts and the evolution of the corn ethanol and biodiesel markets converged at the right time to give two of our technologies, corn oil extraction and biodiesel production, significant market traction.

We believe that the established first generation corn ethanol infrastructure is the only practical pathway in North America to cost-effectively increase the production and use of carbon-neutral biofuels on globally-meaningful scales. To accomplish this in a competitive and environmentally superior way, first generation corn ethanol facilities will need to evolve to achieve significantly improved production efficiencies. We intend to contribute to that evolution.

Our go-to-market plan today is accordingly based on the commercialization and sequential integration of our technology upgrades into Gen 1.0 corn ethanol process infrastructure on the following roll-out schedule:

Version           Technology                                                                 Biofuel
----------------------------------------------------------------------------------------------------
Gen 1.1           Corn Oil Extraction                                                      Biodiesel
Gen 1.2           Integral Biodiesel Production                                            Biodiesel
Gen 1.3           Integral Biomass Gasification for Heat and Power Applications           Cellulosic
Gen 1.4           Integral Biomass Gasification for Liquid Fuels Applications             Cellulosic
Gen 1.5           Integral Bioreformation of Carbon Dioxide into Liquid Fuels             Cellulosic

Each step is designed to integrate and work with each previous step as well as the host ethanol facility to capitalize on all practical operating synergies. Gen 1.1 enhances the economic and environmental profile of the host facility; Gen 1.2 enhances the profile of both Gen 1.1 and the host, and so on.

We intend to remain focused on developing and implementing technologies that make Gen 1.0 ethanol plants more efficient. We plan do the same for other traditional agriproducts plants, such as our oilseed crush plant, and upgrade these plants into integrated multi-feedstock, multi-fuel ("IMF") biorefineries.

HISTORY

The Company was formed to develop and use innovative technologies that facilitate the efficient use of natural resources. In its original incarnation, the Company's business model was based on developing and commercializing technologies that made more efficient use of natural resources by extracting metals from industrial hazardous wastes for sale to third party smelters and refineries. These metal extraction technologies were ultimately successful and the Company had constructed a proprietary metal extraction facility to implement its technologies on a commercially-meaningful scale, but changes in the manufacturing sector in the northeastern U.S. during the early 2000s resulted in decreased concentrations of less valuable metals flowing through the industrial wastes processed by this facility. The Company consequently discontinued its metals extraction business and shifted its focus away from the extraction of metal-bearing co-products to the extraction of co-products that create value-added renewable energy production opportunities.

The Company went on to invest in a broad array of technologies, including advanced ultrasonic and nanocatalytic reformation processes, novel separation, extraction and preparation processes, and enhanced chemical, thermal and biological processes. We also invested in strategic assets, including engineering support, manufacturing and prototyping capabilities, and strategically compatible production assets - all with a view towards development of a financeable business model that downshifted the economic and environmental costs of energy production.

During 2007, the Company completed development and initiated cash flows with two of its new technologies - its patented and patent-pending oil extraction and biodiesel production technologies. The Company's broader technology development activities were subsequently curtailed and the Company restructured its operations based on the go-to-market requirements of these two new technologies.

The following is a summary of the Company's corporate and operational history since formation:
1979              Incorporation

1979 - 1984       Manufacturing and distribution of filtration media and equipment for metal finishing industry
                  Name of company during this time frame: Kreisler Bags and Filtration, Inc.

1984 - 1998       Development stage operations based on metal extraction technologies
                  Name of company during this time frame: KBF Pollution Management, Inc.

1998 - 2003       Pilot stage operations based on metal extraction technologies
                  Name of company during this time frame: KBF Pollution Management, Inc.

2003 - 2005       Commercial scale operations based on metal extraction technologies
                  Name of company during this time frame: Veridium Corporation

2005 - 2006       Discontinuance of operations based on metal extraction technologies
                  Transition to development stage operations targeting new platform technologies
                  Name of company during this time frame: Veridium Corporation

2006 - 2007       Pilot stage operations based on oil extraction and biodiesel technologies
                  Name of company during this time frame: GS CleanTech Corporation

2007 - Present    Commercial scale operations based on oil extraction and biodiesel technologies
                  Name of company during this time frame: GreenShift Corporation

ORGANIZATIONAL STRUCTURE

We conducted our operations during the fiscal year ended December 31, 2007 in the following segments:

     >>   Equipment & Technology Sales

     >>   Culinary Oil Production & Sales

     >>   Biofuels Production & Sales

     >>   Diversified Environmental Services

As of December 31, 2007, the Company administered its operations through three tier 1 subsidiaries: GS CleanTech Corporation (f/k/a GS Ethanol Technologies, Inc.), GS AgriFuels Corporation and GS EnviroServices, Inc. The following is an outline of our organizational structure as of December 31, 2007:

Company                                                                           Status                     Nature
-------------------------------------------------------------------------------------------------------------------
GreenShift Corporation (OTC Bulletin Board: GERS)                                 Active                    Holding

1.     GS CleanTech Corporation (f/k/a GS Ethanol Technologies, Inc.)             Active                  Operating
         GS Global Biodiesel, LLC                                                 Active                  Operating
         GS Design, Inc. (f/k/a Warnecke Design Services, Inc.)                   Active                  Operating
           GS Rentals, LLC                                                        Active                    Holding
         Sterling Planet, Inc.                                                    Active        Minority Investment

2.     NextGen Acquisition, Inc.                                                  Active                    Holding
         NextGen Fuel, Inc.                                                       Active                    Holding
       Sustainable Systems, Inc.                                                  Active                    Holding
         Sustainable Systems, LLC                                                 Active                  Operating
       ZeroPoint Clean Tech, Inc.                                                 Active        Minority Investment

3.     GS EnviroServices, Inc.                                                    Active                    Holding
         EnviroSafe Corporation (NE), Inc.                                        Active                  Operating
         EnviroSafe Corporation                                                   Active                  Operating
         Enviro-Energy, Inc.                                                      Active                  Operating

In January 2008 we sold our Diversified Environmental Services business, GS EnviroServices (see Note 31 to the Consolidated Financial Statements, Subsequent Events). The contribution of GS EnviroServices to our consolidated financial results for the year ended December 31, 2007 is detailed in Note 23 to the Consolidated Financial Statements, Segment Information, and pro forma financial statements for the year ended December 31, 2007 that show the deconsolidation of the GS EnviroServices from our core business are provided in Note 29 to the Consolidated Financial Statements, Acquisitions.

The Company also completed the final stages of its restructuring during the first quarter of 2008. Our organizational structure including the results of this restructuring, is included in Note 31 to the Consolidated Financial Statements, Subsequent Events.

MINORITY INVESTMENTS

We hold minority  stakes in the following  strategically  compatible  companies:
ZeroPoint Clean Tech, Inc. (about 10%) and Sterling Planet, Inc. (about 10%).

ZeroPoint Clean Tech, Inc.

ZeroPoint Clean Tech, Inc. is a renewable energy technology and project development company. ZeroPoint has developed a highly efficient biomass gasification process capable of converting biomass into renewable synthesis gas to create carbon-neutral energy in the form of gas, electricity, ethanol, diesel substitutes and hydrogen. ZeroPoint's technology is well suited for distributed deployments, making it highly applicable to the localized nature of many global sources of biomass feedstock.

When biomass is heated in the absence of oxygen it decomposes into a mixture of hydrogen and carbon monoxide known as synthesis gas. This clean burning "syngas" is a valuable energy product that can be used in a wide variety of applications. ZeroPoint systems do not incinerate and emit no harmful emissions. The emissions produced by syngas combustion are the same or better than those for natural gas combustion. Combustion is a function of the mixture of oxygen with a hydrocarbon fuel. Gaseous fuels mix with oxygen more easily than liquid fuels, which in turn mix more easily than solid fuels. Syngas therefore burns more efficiently and cleanly than the solid biomass from which it is made. Like natural gas, syngas can also be burned in boilers, furnaces and generators to make electricity and heat. ZeroPoint successfully commissioned its ?rst commercial scale biomass gasi?cation system at its technology development facility in Potsdam, New York in March 2007. Additional information on ZeroPoint is available online at www.zeropointcleantech.com.

In addition to being an investor in ZeroPoint, we hold the exclusive rights to use or market the ZeroPoint biomass gasification technology in the North American corn ethanol industry.

Sterling Planet, Inc.

Winner of the U.S. Department of Energy 2007 Renewable Energy Marketer of the Year award, Sterling Planet is a sustainability pioneer and innovative supplier of renewable energy, energy efficiency and low-carbon solutions. Sterling Planet develops new renewable energy and greenhouse gas reduction projects and offers integrated products and services to a broad client base, delivering supply- and demand-side solutions in the rapidly expanding environmental market. The company was the first green power marketer to join the U.S. Green Building Council and to set a corporate greenhouse gas reduction goal as a U.S. Environmental Protection Agency Climate Leaders Partner. Since 2001, sales of renewable energy to 1,345 business clients, 43 colleges and universities, 138 government agencies, 58 utilities and thousands of residential customers have avoided more than 25 billon pounds of carbon dioxide emissions, which compares to taking 2.2 million cars off the road for a year.

Sterling  Planet  services  an  impressive  array of  clients  including  Intel,
PepsiCo, Alcoa, The Coca-Cola Company, DuPont, Delphi Corporation, Duke University, University of Utah, Nike, Pitney Bowes, U.S. Environmental Protection Agency, the U.S. General Services Administration, the Homeland Security Department, Western Area Power Administration, New York State Energy Research and Development Authority (NYSERDA), the U.S. Army, Staples, Whirlpool Corporation, the World Resources Institute and over 150 other companies. Additional information on Sterling Planet is available online at www.sterlingplanet.com.

INTELLECTUAL PROPERTIES

GreenShift Corporation holds a number of patents and trademarks. GreenShift, GreenShift Corporation, the "GreenShift Logo" and the brand name "Tornado
Generator" and taglines "Natural Solutions" and "A Clear Vision for a Better Environment" are the registered trademarks of GreenShift Corporation. We protect our intellectual properties through a combination of patents, patent applications, license and distribution agreements, common law copyrights and trade secrets. The first of our patents does not expire until 2019. All of our technical employees enter into confidentiality, non-competition and invention assignment agreements. We also require our vendors, customers and others to enter into confidentiality agreements of varying scope and duration prior to being given access to our proprietary information regarding our technology. There can be no assurance that such measures will be adequate to protect our technology.

We estimate that during the year ended December 31, 2007 we spent about $95,000 on research and development. Insofar as our technology development plans moving forward call for the development of incremental advances that are accretive to the cash flows of, and thus are paid for by, pre-existing production assets, we do not expect our research and development expenses moving forward to be borne by our potential customers as the price of our biomass-derived oils and fuels will be determined primarily by commodity prices at the time of sale.

Our Technologies

Our technologies are designed to be robust, scalable, energy efficient, modular and capable of rapid and cost-effective "plug-and-play" integration into existing infrastructure. We believe that these advantages enable the extraction, beneficiation (preparation for refining) and refining of many different forms of biomass into carbon-neutral biofuels cost-effectively at a range of scales. A summary of our technologies is provided here:

Technology                                  Description
-------------------------------------------------------------------------------------------------------------------
Corn Oil Extraction                         Extracts crude vegetable oil from co-product of corn ethanol production
Animal Fat Extraction                       Extracts brown grease from co-product of animal and livestock processing
Fats & Oils Preparation                     Prepares crude fats and oils for conversion into biodiesel
Desiccation/Homogenization                  Prepares cellulosic feedstocks for conversion into biomass-derived liquid fuels
Biodiesel Production                        Enhanced chemical conversion of fats and oils into biodiesel
Biomass Gasification                        Enhanced thermal conversion of cellulosic feedstocks into biomass-derived liquid fuels
Carbon Dioxide Bioreformation               Enhanced biochemical conversion of CO2 into biomass-derived liquid fuels

Corn Oil Extraction

Dry mill ethanol producers convert starch from corn into ethanol, which is currently the most widely used biofuel in America. The by-product of this process contains the fat from the corn and exits the back of the production process. The Company's patented and patent-pending corn oil extraction technology economically recovers up to 75% of the fat from this by-product and converts it into crude corn oil which can either be sold as-is or for conversion into biodiesel.

Animal Fat Extraction

This technology reduces the volume of Dissolved Air Flotation ("DAF") sludge disposed by livestock and poultry facilities by 80% while recovering the majority of the animal fats contained in the sludge for cost-effective conversion into biodiesel fuel. This technology enables livestock and poultry processing facilities to dramatically reduce the volume of sludge they are shipping and disposing while creating a new revenue source for these facilities in the form of the refined fat extracted from the DAF sludge and converted into biodiesel fuels.

Fats & Oils Preparation

Our fats and oils treatment process technologies include an array of conventional and enhanced vegetable oil refining, feedstock treatment and other associated processing equipment necessary to process all known conventional animal fats and vegetable oils in their natively available forms in conjunction with our patent-pending biodiesel production technology.

Desiccation/Homogenization

This is a patented technology that accelerates compressed air to supersonic speeds to instantly grind, flash desiccate and atomize solid and liquid wastes and other materials into micron sized powders. The Company's Tornado Generator(TM) can be used for feedstock extraction and preparation processes. The Company holds the exclusive worldwide rights to this technology subject to limited exclusions in the municipal waste and precious metals markets. A commercial scale installation of GreenShift's Tornado Generator(TM) technology is located in Joplin, Missouri, where it effectively processes and dehydrates poultry products into highly nutritional and shelf stable products.

Biodiesel Production

Our patent-pending biodiesel process technology leverages innovative process intensification techniques to accelerate and enhance traditional biodiesel reaction kinetics, thus decreasing process time, reducing energy and raw material needs, and increasing product quality. These benefits translate to increased capital and operating cost efficiencies at smaller scales as compared to traditional biodiesel process technologies.

Biomass Gasification

Developed by ZeroPoint Clean Tech, this patent-pending technology is a highly efficient biomass gasification process capable of converting biomass into renewable synthesis gas to create carbon-neutral energy in the form of gas, electricity, ethanol, diesel substitutes and hydrogen. ZeroPoint's technology is well suited for distributed deployments, making it highly applicable to the localized nature of many global sources of biomass feedstock. The Company holds the exclusive use and distribution rights to this technology in the North American corn ethanol industry.

Carbon Dioxide Bioreformation

This patented and patent-pending process uses algae to consume carbon dioxide emissions from fermentation and fossil-fuel combustion processes such as power plants. The algae use the available carbon dioxide in the exhaust and water to grow new algae and give off pure oxygen and water vapor in the process. The organisms also absorb nitrogen oxide and sulfur dioxide. Once the algae grow to maturity, they are harvested for conversion into ethanol and biodiesel fuels. This technology was originally developed at Ohio University's Ohio Coal Research Center with funding from the U.S. Department of Energy. GreenShift holds the worldwide exclusive rights to Ohio University's technology and has subsequently filed for patent protection on significant targeted improvements to the technology. GreenShift has constructed a pilot plant that will be used for extended testing. This pilot plant will act as a demonstration platform to quantify existing benchtop testing results and to refine design parameters for future evolutions of the technology.

ENVIRONMENTAL MATTERS

Our planned new production facilities will be subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. These laws, regulations and permits also can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or facility shutdowns. We do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. Operating expenses to meet regulatory requirements, including all environmental permits, will be an integral part of operating costs. Costs for compliance with environmental laws include safety and health protection measures, controls limiting air emissions and effluent discharges, emergency response capabilities, storm water management, recordkeeping and training.

OTHER CONTINGENCIES

Under GreenShift's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $25,000. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate with a $4,000,000 umbrella policy.

EMPLOYEES

GreenShift Corporation currently has 124 full-time employees as of March 31, 2008. In addition to its executive officers, GreenShift Corporation employs sales personnel, staff engineers, process managers, maintenance managers, administrative personnel and general facility technicians. There is no union representation for any of our employees.

ITEM 1A  RISK FACTORS

There are many important factors that have affected, and in the future could affect, GreenShift's business, including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

RISKS ATTENDANT TO OUR BUSINESS

Our external auditors have included an explanatory paragraph in their audit report raising substantial doubt as to the Company's ability to continue as a going concern due to the Company's history of losses, working capital deficiency and cash position.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from continuing operations of $25,509,767 for the year ended December 31, 2007. As of December 31, 2007 the Company had $728,565 in cash, and current liabilities exceeded current assets by $38,377,772 which included derivative liabilities of $6,704,831, convertible debentures of $5,292,072, $3,979,437 in purchase obligations, $9,004,018 in amounts due to the prior owners of our oilseed crush facility, and $5,335,350 in related party debt. None of these items are required to be serviced out of the Company's regular cash flows and the Company's working capital deficit net of these amounts is $8,062,064. These matters raise substantial doubt about the Company's ability to continue as a going concern.

We are implementing new business plans which make the results of our business uncertain.

A significant portion of our operations have been acquired or started in the last 24 months. Therefore, our experience in operating the current business is limited. Our limited operating history makes it difficult for potential investors to evaluate our business. Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the biodiesel, ethanol and culinary oils industry in general. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success. Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for necessary financing, the provision of necessary feedstock sources, engineering, procurement and construction services and the sale and distribution of our biodiesel fuel on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

Unanticipated problems or delays in building our facilities to the proper specifications may harm our business and viability.

Our  current   operating  cash  flow  depends  on  our  ability  to  timely  and economically complete and operate our planned facilities. If our current production facilities are disrupted or the economic integrity of these projects is threatened for unexpected reasons, our business may experience a substantial setback. Prolonged problems may threaten the commercial viability of these facilities. Moreover, the occurrence of significant unforeseen conditions or events in connection with these facilities may require us to reexamine our business model. Any change to our business model or management's evaluation of the viability of these projects may adversely affect our business. Our construction costs for additional facilities may also increase to a level that would make a new facility too expensive to complete or unprofitable to operate. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices of raw materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, any of which could prevent us from commencing operations as expected at our facilities.

The results of operations, financial condition and business outlook of our oilseed crush facility will be highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and the availability of supplies, so our results could fluctuate substantially.

The results of operations of our oilseed crush facility are substantially dependent on different commodity prices, especially prices for oilseed and materials used in the construction of our expansion project. As a result of the volatility of the prices for these items, our results may fluctuate substantially and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses. Although we may attempt to offset a portion of the effects of fluctuations in prices by entering into forward contracts to supply biodiesel or purchase feedstock or other items or by engaging in transactions involving exchange-traded futures contracts, the amount and duration of these hedging and other risk mitigation activities may vary substantially over time and these activities also involve substantial risks.

Biodiesel fuel is a commodity whose price is determined based on the price of petroleum diesel, world demand, supply and other factors, all of which are beyond our control. World prices for biodiesel fuel have fluctuated widely in recent years. We expect that prices will continue to fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return on our investment in biodiesel refineries and on our general financial condition. Price fluctuations for biodiesel fuel may also affect the investment market, and our ability to raise investor capital. Although market prices for biodiesel fuel rose to near-record levels during 2005 and have remained near those levels since then, there is no assurance that these prices will remain at high levels. Future decreases in the prices of biodiesel or petroleum diesel fuel may have a material adverse effect on our financial condition and future results of operations.

The market for renewable energy sources is undetermined, and may not be adequate to sustain prices at a profitable level.

We are involved in the development or production of renewable energy and we provide products and services to companies involved in the production of renewable energy. Their success will depend on the level of market acceptance of renewable energy sources. The marketing of renewable energy sources on a national scale is a phenomenon new to this decade. The portion of U.S. energy represented by renewable energy sources is still small. It is not possible to predict with assurance how large the market for renewable energy sources will become. If it has not developed to a sufficient breadth when our subsidiaries are ready to market their products and services, the price at which renewable energy can be sold will be limited, which may make it impossible for one or more of our subsidiaries to operate profitably.

The fiscal efficiencies of highly capitalized competitors in the renewable energy field could defeat our efforts to capture a viable market share.

The business of producing renewable energy is a capital-intense business, requiring substantial capital resources. The costs that we may incur in obtaining capital are substantially greater per dollar than the cost incurred by large scale enterprises in the industry. If competition reduces the prices available for renewable energy sources, our dependence on expensive capital sources may prevent us from lowering our prices to meet the competition. This situation could cause us to be unable to compete effectively.

We may be unable to obtain the additional capital required to implement our business plan.

We expect that current capital and other existing resources will be sufficient to provide only a limited amount of capital to operate and build our plants. The revenues generated from designing and building biodiesel facilities for third parties will not be sufficient to cover the anticipated total costs of construction. We will require additional capital to continue to expand our business beyond our current stage of operations. There is no assurance that we will be able to obtain the capital required in a timely fashion, on favorable terms or at all. If we are unable to obtain required additional financing, we may be forced to restrain our growth plans or cut back existing operations. Future construction and operation of our facilities, capital expenditures to build and operate our facilities, hiring qualified management and key employees, complying with licensing, registration and other requirements, maintaining compliance with applicable laws, production and marketing activities, administrative requirements, such as salaries, insurance expenses and general overhead expenses, legal compliance costs and accounting expenses will all require a substantial amount of additional capital and cash flow. There is no assurance that we will successfully complete suitable financing in a timely fashion or at all. Future financings through equity investments are possible, and these are likely to be dilutive to the existing shareholders, as we issue additional shares of common stock to investors in future financing transactions. Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under employee equity incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely affect our financial results. Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the biodiesel, ethanol and culinary oil industries, the fact that we are a new company without a proven operating history, the location of our planned biodiesel facilities in the United States, instead of Europe or other regions where biodiesel is more widely accepted, and the price of biodiesel and oil on the commodities market. Furthermore, if petroleum or biodiesel prices on the commodities markets decrease, then our revenues will likely decrease and decreased revenues may increase our requirements for capital. Some of the contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights if we do not have the required minimum capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Strategic relationships on which we may rely are subject to change.

Our ability to identify and enter into commercial arrangements with feedstock suppliers, construction contractors, equipment fabricators, transportation, logistics and marketing services providers and biodiesel customers will depend on developing and maintaining close working relationships with industry participants. Our success in this area will also depend on our ability to select and evaluate suitable projects as well as to consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

The U.S. biodiesel and ethanol industries are highly dependent upon a myriad of federal and state legislation and regulation and any changes in legislation or regulation could materially and adversely affect our results of operations and financial position.

Our corn oil  extraction  model relies on the ethanol  market (to purchase  corn oil) and the biodiesel market (to sell our corn oil). The production of biodiesel and ethanol is made significantly more competitive by federal and state tax incentives. The federal excise tax incentive program for biodiesel was originally enacted as part of the American Jobs Creation Act of 2004, but is scheduled to expire on December 31, 2008. This program provides fuel blenders, generally distributors, with a one-cent tax credit for each percentage point of vegetable oil derived biodiesel blended with petroleum diesel. For example, distributors that blend soybean-derived biodiesel with petroleum diesel into a B20 blend would receive a twenty cent per gallon excise tax credit. The program also provides blenders of recycled oils, such as yellow grease from restaurants, with a one-half cent tax credit for each percentage point of recycled oil derived biodiesel blended with petroleum diesel. For example, distributors that blend recycled oil derived biodiesel with petroleum diesel into a B20 blend would receive a ten cent per gallon excise tax credit. In addition, approximately thirty-one states provide mandates, programs and other incentives to increase biodiesel production and use, such as mandates for fleet use or for overall use within the state, tax credits, financial grants, tax deductions, financial assistance, tax exemptions and fuel rebate programs. These incentives are meant to lower the cost of biodiesel in comparison to petroleum diesel. The elimination or significant reduction in the federal excise tax incentive program or state incentive programs benefiting biodiesel may have a material and adverse effect on our results of operations and financial condition.

The cost of production of ethanol is made significantly more competitive with regular gasoline by federal tax incentives. The federal excise tax incentive program currently allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell. If the fuel is blended with 10% ethanol, the refiner/marketer pays $0.051 per gallon less tax, which equates to an incentive of $0.51 per gallon of ethanol. The $0.51 per gallon incentive for ethanol is scheduled to be reduced to $0.46 per gallon in 2009 and to expire in 2010. The blenders' credits could be eliminated or reduced at any time through an act of Congress and may not be renewed in 2010 or may be renewed on different terms. In addition, the blenders' credits, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges thereunder, in whole or in part.

Ethanol can be imported into the U.S. duty-free from some countries, which may undermine the ethanol industry in the U.S. Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive that is available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. A special exemption from the tariff exists for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. production per year. Imports from the exempted countries may increase as a result of new plants under development. Since production costs for ethanol in these countries are estimated to be significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell ethanol. Although the $0.54 per gallon tariff has been extended through December 31, 2008, bills were previously introduced in both the U.S. House of Representatives and U.S. Senate to repeal the tariff. We do not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if the tariff is not renewed beyond its current expiration. Any changes in the tariff or exemption from the tariff could have a material adverse effect on our results of operations and our financial position. In addition, the North America Free Trade Agreement, or NAFTA, which entered into force on January 1, 1994, allows Canada and Mexico to export ethanol to the United States duty-free or at a reduced rate. Canada is exempt from duty under the current NAFTA guidelines, while Mexico's duty rate is $0.10 per gallon.

The effect of the renewable fuel standard ("RFS") program in the Energy Independence and Security Act signed into law on December 19, 2007 (the "2007 Act") is uncertain. The mandated minimum level of use of renewable fuels in the RFS under the 2007 Act increased to 9 billion gallons per year in 2008 (from 5.4 billion gallons under the RFS enacted in 2005), further increasing to 36 billion gallons per year in 2022. The 2007 Act also requires the increased use of "advanced" biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022. Required RFS volumes for both general and advanced renewable fuels in years to follow 2022 will be determined by a governmental administrator, in coordination with the U.S. Department of Energy and U.S. Department of Agriculture. Increased competition from other types of biofuels could have a material adverse effect on our results of operations and our financial position.

The RFS program and the 2007 Act also include provisions allowing "credits" to be granted to fuel producers who blend in their fuel more than the required percentage of renewable fuels in a given year. These credits may be used in subsequent years to satisfy RFS production percentage and volume standards and may be traded to other parties. The accumulation of excess credits could further reduce the impact of the RFS mandate schedule and result in a lower ethanol price or could result in greater fluctuations in demand for ethanol from year to year, both of which could have a material adverse effect on the financial condition of participants in our corn oil extraction program which could require us to incur additional costs to relocate one or more corn oil extraction facilities to other ethanol production facilities.

Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse affect on our results of operations. Under the RFS as passed as part of the Energy Policy Act of 2005, the U.S. Environmental Protection Agency, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the U.S. Environmental Protection Agency, or "EPA", determines upon the petition of one or more states that implementing the requirements would severely harm the economy or the environment of a state, a region or the U.S., or that there is inadequate supply to meet the requirement. In addition, the Energy Independence and Security Act of 2007 allows any other person subject to the requirements of the RFS or the EPA Administrator to file a petition for such a waiver. Any waiver of the RFS with respect to one or more states could adversely offset demand for ethanol and could have a material adverse effect on our results of operations and our financial condition

Disruptions to infrastructure, or in the supply of fuel, natural gas or water, could materially and adversely affect our business.

Our business depends on the continuing availability of rail, road, port, storage and distribution infrastructure. Any disruptions in this infrastructure network, whether caused by labor difficulties, earthquakes, storms, other natural disasters, human error or malfeasance or other reasons, could have a material adverse effect on our business. We rely upon third-parties to maintain the rail lines from their plants to the national rail network, and any failure on these third parties' part to maintain the lines could impede the delivery of products, impose additional costs and could have a material adverse effect on our business, results of operations and financial condition.

We also depend on the continuing availability of raw materials, including fuel and natural gas, and the ability of ethanol producers that participate in our corn oil programs to remain in production. The production of ethanol, from the planting of corn to the distribution of ethanol to refiners, is highly energy-intensive. Significant amounts of fuel and natural gas are required for the growing, fertilizing and harvesting of corn, as well as for the fermentation, distillation and transportation of ethanol and the drying of distillers grains. A serious disruption in supplies of fuel or natural gas, including as a result of delivery curtailments to industrial customers due to extremely cold weather, or significant increases in the prices of fuel or natural gas, could significantly reduce the availability of raw materials at our plants, increase production costs and could have a material adverse effect on our business, results of operations and financial condition.

Ethanol plants also require a significant and uninterrupted supply of water of suitable quality to operate. If there is an interruption in the supply of water for any reason, one or more participating ethanol producer plants may be required to halt production. If production is halted at one or more of these plants for an extended period of time, it could have a material adverse effect on our business, results of operations and financial condition

Our commercial success will depend in part on our ability to obtain and maintain protection of our intellectual property.

Our success will depend in part on our ability to maintain or obtain and enforce patent and other intellectual property protection for our technologies and to preserve our trade secrets, and to operate without infringing upon the proprietary rights of third parties. We have obtained or developed rights to patents and patent applications in the United States and internationally, and may, in the future, seek rights from third parties to other patent applications or patented technology. Significant aspects of our technology are currently protected as trade secrets, for which we intend to file patent applications when appropriate. The description of the processes currently protected as trade secrets is likely to be published at some point in the patent application process with no assurance that the related patents will be issued. Further, certain confidentiality agreements may expire prior to the issuance of the relevant patent. There can be no assurance that patents will issue from the patent applications filed or to be filed or that the scope of any claims granted in any patent will provide us with proprietary protection or a competitive advantage. There can be no assurance that our patents will be valid or will afford us with protection against competitors with similar technology. The failure to obtain or maintain patent or other intellectual property protection on the technologies underlying our biodiesel process may have a material adverse effect on our competitive position and business prospects. It is also possible that our technologies may infringe on patents or other intellectual property rights owned by others. We may have to alter our products or processes, pay licensing fees, defend an infringement action or challenge the validity of the patents in court, or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to us. There can be no assurance that a license will be available to us, if at all, upon terms and conditions acceptable to us or that we will prevail in any intellectual property litigation. Intellectual property litigation is costly and time consuming, and there can be no assurance that we will have sufficient resources to pursue such litigation. If we do not obtain a license under such intellectual property rights, are found liable for infringement or are not able to have such patents declared invalid, we may be liable for significant money damages and may encounter significant delays in bringing products and services to market. There can be no assurance that we have identified United States and foreign patents that pose a risk of infringement.

Competition may impair our success.

New technologies may be developed by others that could compete with our corn oil extraction model. In addition, we face competition from other producers of biodiesel equipment and related products. Such competition could be intense thus driving down the price for our products. Competition will likely increase as prices of energy in the commodities market, including petroleum and biodiesel, rise, as they have in recent years. Additionally, new companies are constantly entering the market, thus increasing the competition. Larger foreign owned and domestic companies who have been engaged in this business for substantially longer periods of time, such as vertically integrated agricultural and food supply companies such as Cargill, Archer Daniels Midland and Bunge, or who decide to enter into the biodiesel production industry, such as Tyson and Conoco Phillips, may have access to greater resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own refining and fuel marketing operations, and may have greater access to feedstocks, market presence, economies of scale, financial resources and engineering, technical and marketing capabilities, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition and could also have a negative impact on our ability to obtain additional capital from investors.

We may be unable to employ and retain the qualified personnel that will be necessary for our success.

As of December 31, 2007, we had approximately 124 full time equivalent employees. The number of individuals with experience in biofuels production is considerably smaller than the number of jobs available for such individuals. We will have to offer substantial incentives in order to obtain the services of individuals with useful experience in the production of biodiesel and ethanol. As a result, our labor costs may be greater than they would be in a less dynamic industry. On the other hand, if we are unable to employ the qualified individuals that we will need, our business may fail.

Competition due to advances in renewable fuels may lessen the demand for biodiesel and negatively impact our profitability.

Alternative fuels, gasoline oxygenates, ethanol and biodiesel production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean-burning gaseous fuels that, like biodiesel, may address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Additionally, there is significant research and development being undertaken regarding the production of ethanol from cellulosic biomass, the production of methane from anaerobic digesters and the production of electricity from wind and solar thermal energy systems, among other potential sources of renewable energy. If these renewable fuels continue to expand and gain broad acceptance such that the overall demand for diesel is reduced, we may not be able to compete effectively.

We will rely on technology to conduct our business and our technology could become ineffective or obsolete.

We will be required to continually enhance and update our technology to maintain its efficacy and to avoid obsolescence. The costs of doing so may be substantial and may be higher than the costs that we anticipate for technology maintenance and development. If we are unable to maintain the efficacy of our technology, our ability to manage our business and to compete may be impaired. Even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would if our technology was more effective. The impact of technical shortcomings could have a material adverse effect on our prospects, business, financial condition, and results of operations. In addition, our biodiesel production plants, when constructed, will be single purpose entities with no use other than the production of biodiesel and associated produces. So if our facilities become technologically obsolete, we may be unable to restructure our operations without a massive capital expense associated with converting our facilities

Litigation or other proceedings relating to intellectual property rights could result in substantial costs and liabilities and prevent us from selling our biodiesel.

We must operate in a way that does not infringe the intellectual property rights of others in the U.S. and foreign countries. Third parties may claim that our production process or related technologies infringe their patents or other intellectual property rights. Competitors may have filed patent applications or have issued patents and may obtain additional patents and proprietary rights related to production processes that are similar to ours. We may not be aware of all of the patents potentially adverse to our interests. We may need to participate in interference proceedings in the U.S. Patent and Trademark Office or in similar agencies of foreign governments to determine the priority of invention involving issued patents and pending applications of another entity. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, may cause us to incur significant expenses, divert the attention of our management and key personnel from other business concerns and, in certain cases, result in substantial additional expenses to license technologies from third parties. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources or engage legal counsel willing to advance the litigation costs. An unfavorable outcome in an interference proceeding or patent infringement suit could require us to pay substantial damages, cease using the technology or to license rights, potentially at a substantial cost, from prevailing third parties. There is no assurance that any prevailing party would offer us a license or that we could acquire any license made available to us on commercially acceptable terms. Even if we are able to obtain rights to a third party's intellectual property, those rights may be non-exclusive and therefore our competitors may obtain access to the same intellectual property. Ultimately, we may be unable to produce and sell our biodiesel or may have to cease some of our business operations as a result of infringement claims, which could severely harm our business. We cannot give assurances that our biodiesel technologies will not conflict with the intellectual property rights of others. Additionally, any involvement in litigation in which we are accused of infringement may result in negative publicity about us and injure our relations with any then-current or prospective customers or vendors.

Our business is subject to local legal, political, and economic factors which are beyond our control.

We believe that the current political environment for construction of our planned future biodiesel facilities is sufficiently supportive to enable us to plan and implement our operations. However, there are risks that conditions will change in an adverse manner. These risks include, but are not limited to, laws or policies affecting mandates or incentives to promote the use of biodiesel, environmental issues, land use, air emissions, water use, zoning, workplace safety, restrictions imposed on the biodiesel fuel industry such as restrictions on production, substantial changes in product quality standards, restrictions on feedstock supply, price controls and export controls. Any changes in biodiesel fuel, financial incentives, investment regulations, policies or a shift in political attitudes are beyond our control and may adversely affect our business and future financial results.

Changes in industry specification standards for biodiesel may negatively impact our ability to sell corn oil for the purposes of biodiesel production, increase production costs or require more capital than we have planned to construct our biodiesel production facilities.

The American Society of Testing and Materials, or ASTM, is the recognized standard-setting body for fuels and additives in the U.S. ASTM's specification for biodiesel as a blend stock, D6751, has been adopted by the EPA, and compliance with such specification is required in order for our biodiesel to qualify as a legal motor fuel for sale and distribution. In Europe, biodiesel standard is EN 14214, which has been modified to a more stringent standard in Germany. ASTM and the European standard setting bodies have modified the biodiesel specifications in the past, and are expected to continue to modify the specification in the future as the use of biodiesel expands. There is no guarantee that our production facilities will be able to produce ASTM-compliant biodiesel in the event of changes to the specifications. We may need to invest significant capital resources to upgrade or modify our production facilities, which might cause delays in construction or stoppages of production and the resultant loss of revenue, or which might not be economically feasible at all. Any modifications to our production facilities or to the biodiesel ASTM specification or other specification with which we attempt to comply may entail increased construction or production costs or reduced production capacity. These consequences could result in a negative impact on our financial performance.

Changes in regulations and enforcement policies could subject us to additional liability which could impair our ability to continue certain operations due to the regulated nature of our operations.

Because the biodiesel industry continues to develop rapidly, we cannot predict the extent to which our operations may be affected by future enforcement policies as applied to existing laws, by changes to current environmental laws and regulations, or by the enactment of new environmental laws and regulations. Any predictions regarding possible liability under such laws are complicated further by current environmental laws which provide that we could be liable, jointly and severally, for certain activities of third parties over whom we have limited or no control.

Environmental risks and regulations may adversely affect our business.

All phases of designing, constructing and operating biodiesel refineries present environmental risks and hazards. We are subject to environmental regulation implemented or imposed by a variety of federal, state and municipal laws and regulations as well as international conventions. Among other things, environmental legislation provides for restrictions and prohibitions on spills and discharges, as well as emissions of various substances produced in association with biodiesel fuel operations. Legislation also requires that facility sites be operated, maintained, abandoned and reclaimed in such a way that would satisfy applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability, as well as potentially increased capital expenditures and operating costs. The presence or discharge of pollutants in or into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such presence or discharge. If we are unable to remediate such conditions economically or obtain reimbursement or indemnification from third parties, our financial condition and results of operations could be adversely affected. We cannot give assurance that the application of environmental laws to our business will not cause us to limit our production, to significantly increase the costs of our operations and activities, to reduce the market for our products or to otherwise adversely affect our financial condition, results of operations or prospects.

Penalties we may incur could impair our business.

Failure to comply with government regulations could subject us to civil and criminal penalties require us to forfeit property rights and may affect the value of our assets or our ability to conduct our business. We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. These could result in a material adverse effect on our prospects, business, financial condition and our results of operations.

Our business will suffer if we cannot obtain or maintain necessary permits or licenses.

Our operations will require licenses, permits and in some cases renewals of these licenses and permits from various governmental authorities. Our ability to obtain, sustain, or renew such licenses and permits on acceptable, commercially viable terms are subject to change, as, among other things, the regulations and policies of applicable governmental authorities may change. Our inability to obtain or extend a license or a loss of any of these licenses or permits may have a material adverse effect on our operations and financial condition.

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

Increases in energy costs will affect operating results and financial condition.

Our production costs will be dependent on the costs of the energy sources used to run our facilities. These costs are subject to fluctuations and variations in different locations where we intend to operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations

If we cannot maintain our government permits or cannot obtain any required permits, we may not be able to continue or expand our operations.

Our operations will require licenses, permits and in some cases renewals of these licenses and permits from various governmental authorities. Our ability to obtain, sustain, or renew such licenses and permits on acceptable, commercially viable terms are subject to change, as, among other things, the regulations and policies of applicable governmental authorities may change. Our inability to obtain or extend a license or a loss of any of these licenses or permits may have a material adverse effect on our operations and financial condition.

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

RISKS ATTENDANT TO OUR CORPORATE STRUCTURE

We will be unable to service our debts if our subsidiaries default in settling their obligations to us.

We have incurred substantial debt obligations and will continue to do so, in order to fund the operations of our subsidiaries. Since we carry on no business at the level of our parent corporation, our ability to service our own debts will depend on the cash flow from our subsidiaries. If one or more of our subsidiaries becomes unable to pay its debts to GreenShift, we may be forced to default on our own debt obligations. Such a default could result in the liquidation of a portion of our assets, most likely at less than their market value.

We will be contingently liable for the debts of some of our subsidiaries.

We recently guaranteed $19 million in debt incurred by our subsidiary, GS AgriFuels Corporation. In order for GS AgriFuels to obtain the capital and it is likely that in the future we will provide guarantees of other debts incurred by our subsidiaries. These guarantees will subject our assets to the risk of the failure of a subsidiary whose debt we have guaranteed. If, for example, we were forced to satisfy our guarantee of GS AgriFuels debt, to do so we would have to liquidate our holdings in our successful subsidiaries. Such a result could eliminate the value of our shareholders' investments.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 will require us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting, provide a report on our assessment and obtain a report by our independent auditors addressing our assessments. These reporting and other obligations will place significant demands on our management, administrative, operational, internal audit and accounting and financial resources.

Our business development could be hindered if we lost the services of our Chief Executive Officer.

Kevin Kreisler is the Chief Executive Officer of GreenShift and serves in an executive capacity with each of our primary subsidiaries. Mr. Kreisler is responsible for strategizing not only our business plan but also the means of financing it. If Mr. Kreisler were to leave us or become unable to fulfill his responsibilities, our business would be imperiled. At the very least, there would be a substantial delay in the development of our plans until a suitable replacement for Mr. Kreisler could be retained.

The absence of independent directors on our board of directors may limit the quality of management decision making.

Each of the four members of our Board of Directors is also an employee of GreenShift Corporation. There is no audit committee of the board and no compensation committee. This situation means that the Board will determine the direction of our company without the benefit of an objective perspective and without the contribution of insights from outside observers. This may limit the quality of the decisions that are made. In addition, the absence of independent directors in the determination of compensation may result in the payment of inappropriate levels of compensation.

RISKS FACTORS ATTENDANT TO OWNERSHIP OF OUR COMMON STOCK

The resale of shares acquired by YA Global Investments from GreenShift may reduce the market price of GreenShift's shares.

YA Global Investments owns convertible debentures issued by GreenShift, which will permit it to acquire GreenShift common stock and resell it to the public. At the current market price, YA Global Investments could convert its debentures into over 50% of our outstanding common stock. It is possible that resale of shares by YA Global Investments will significantly reduce the market price for GreenShift common stock.

Existing shareholders may experience significant dilution from our issuance of shares to YA Global Investments.

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

We may incur additional indebtedness in the future. Our current indebtedness and any future indebtedness could adversely affect our business and may restrict our operating flexibility.

As of December 31, 2007, we had approximately $52,316,824 in total debt. Our ability to incur additional debt could adversely affect our business and restrict our operating flexibility. We face several risks relating to our need to complete additional financings in the future. We must satisfy the closing conditions for each drawdown of our $10,000,000 construction credit facility. We must also secure additional financing to build our planned corn oil extraction and biodiesel production facilities. We anticipate that 50,000,000 gallons per year of extraction and biodiesel production will cost approximately $150,000,000 to build. However, there can be no assurances that costs may not be greater depending on site conditions, costs of materials, labor costs, engineering and design changes and other potential cost and integration overruns. The financing may consist of debt but may also consist of common or preferred equity, project financing or a combination of these financing techniques. Additional debt will increase our leverage and interest expense and will likely be secured by certain of our assets; additional equity or equity-linked financings may have a dilutive effect on our equity and equity-linked securities holders. It is likely that the terms of any project financing would include customary financial and other covenants on our project subsidiaries, including restrictions on the ability to make distributions to the parent company, to guarantee the debts of the parent company and to incur liens on the refineries of such project subsidiaries, among others.

If our cash flow proves inadequate to service our debt and provide for our other obligations, we may be required to refinance all or a portion of our existing and future debt at terms unfavorable to us.

Our ability to make payments on and refinance our debt, and to fund our operations and capital expenditures will depend on our ability to generate substantial operating cash flow. If our cash flows prove inadequate to meet our debt service obligations, in the future, we may be required to refinance all or a portion of our existing or future debt, to sell assets or to obtain additional financing. We cannot assure you that any such refinancing or that any such sale of assets or additional financing would be possible on favorable terms, or at all. If we raise additional equity or equity-related securities in the future, it may be dilutive to holders of our common stock.

Future sales of shares of our common stock or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock, the value of our debt securities and our ability to raise funds in new equity offerings.

We may issue additional common stock, preferred stock or securities convertible into or exchangeable for common stock, in the future. Future sales of substantial amounts of our common stock or equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and the value of our debt securities and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale, will have on the trading price of our common stock or the value of our debt securities.

Our common stock qualifies as a "penny stock" under SEC rules which may make it more difficult for our stockholders to resell their shares of our common stock.

Our common stock trades on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ Global Market or the NASDAQ Capital Market. Because our common stock does not trade on a stock exchange or on the NASDAQ Global Market or the NASDAQ Capital Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

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

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

     >> price and volume fluctuations in the overall stock market from time to time;

     >> significant volatility in the market price and trading volume of securities traded on the OTC Bulletin Board companies;

     >> actual or anticipated changes in our earnings or fluctuations in our operating results.

As a result of these factors, you cannot be assured that when you are ready to sell your shares, the market price will accurately reflect the value of your shares or that you will be able to obtain a reasonable price for your shares.

ITEM 2            DESCRIPTION OF PROPERTIES

GreenShift's corporate headquarters is located in New York, New York. The New York lease is a five year lease terminating in June 2011. The monthly lease payment is $8,800.

The Company maintains its engineering and manufacturing services in Alpharetta, Georgia. The Alpharetta lease is a three year term terminating in February 2011. The monthly lease payment is $1,480.

The Company maintains its manufacturing facilities in Ottoville and Van Wert, Ohio. The Van Wert facility is a one-year lease terminating June 30, 2008. The monthly lease payments are $5,000 and $3,200, respectively.

The Company maintains its oil seed crushing facility and office space in Missoula, Montana. The term of lease is for one-year, terminating June 30, 2008. The monthly lease payment is $421.

The following table identifies all of the locations where the Company carries on operations. Locations in which our property interest is identified as "Operating Agreement" are third party ethanol plants where we have located our corn oil extraction equipment under the terms of an operating agreement where we retain title to our facility.

Location                                    Nature of Operation                                  Property Interest
------------------------------------------------------------------------------------------------------------------
New York, New York                          Corporate Headquarters                                           Lease
Alpharetta, Georgia                         Engineering and Technology Sales                                 Lease
Ottoville, Ohio                             Equipment Manufacturing                                          Owned
Van Wert, Ohio                              Equipment Manufacturing                                          Lease
Missoula, Montana                           Culinary Oilseed Marketing                                       Lease
Culbertson, Montana                         Culinary Oilseed Production               At-will; acquisition pending
Oshkosh, Wisconsin                          Corn Oil Extraction                                Operating Agreement
Medina, New York                            Corn Oil Extraction                                Operating Agreement

In Construction:
Marion, Indiana                             Corn Oil Extraction                                Operating Agreement
Riga, Michigan                              Corn Oil Extraction                                Operating Agreement
Lakota, Iowa                                Corn Oil Extraction                                Operating Agreement
Fulton, New York                            Corn Oil Extraction                                Operating Agreement
Milton, Wisconsin                           Corn Oil Extraction                                Operating Agreement
Richardton, North Dakota                    Corn Oil Extraction                                Operating Agreement

ITEM 3            LEGAL PROCEEDINGS

The Company is party to the matter entitled LeBlanc v. Tomoiu, et. al., which action was filed in the Superior Court of Connecticut.

The verified complaint seeks damages relating to the acquisition by General Ultrasonics of the stock of H2 Energy Solutions, Inc. from substantially all of its shareholders, as well as attorney's fees and costs. The Company has responded to the verified complaint and denies any liability.

The Company is party to the matter entitled O'Brien & Gere Limited, et al v. NextGen Chemical Processors, Inc., et al., which action was filed in the Supreme Court of the State of New York. The verified complaint had sought performance of and damages relating to certain service and related agreements, plus attorney's fees and costs. This matter relates to the provision by plaintiffs of certain engineering services to NextGen Chemical Processors, Inc. ("NCP") during 2005 and 2006. NCP is owned by the former shareholders of NextGen Fuel, Inc., subsidiary. On September 19, 2007, the Supreme Court of the State of New York dismissed a significant portion of O'Brien & Gere's complaint with prejudice. Management does not believe that there is a reasonable probability that the claims made against NextGen Fuel by the plaintiffs in this litigation indicate that a material loss has occurred. Accordingly, no accrual has been made in connection with those claims.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

GreenShift's Common Stock trades on the OTC Bulletin Board under the symbol "GERS." The following table sets forth, for the periods indicated, the range of high and low closing bid prices for GreenShift's Common Stock as reported by the National Association of Securities Dealers composite. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period                                                    High                       Low
-----------------------------------------------------------------------------------------
2006 First Quarter                                        7.00                      7.00
2006 Second Quarter                                      10.90                      4.05
2006 Third Quarter                                        4.75                      2.00
2006 Fourth Quarter                                       3.95                      2.40

2007 First Quarter                                        3.65                      2.20
2007 Second Quarter                                       1.73                      0.29
2007 Third Quarter                                        0.64                      0.37
2007 Fourth Quarter                                       1.05                      0.25

Title of Class              Approximate Number of Holders of Record as of March 30, 2008
Common Stock, 0.001 par                                                              929

The number of holders does not give effect to beneficial ownership of shares held in the street name by stock brokerage houses or clearing agents.

REVERSE SPLIT

On December 11, 2007, the Company completed a 1 for 50 reverse stock split. All stock prices, share amounts, per share information, stock options and stock warrants in this Report reflect the reverse stock split.

DIVIDENDS

We have no present intention of paying dividends in the foreseeable future. Our policy for the time being is to retain earnings and utilize the funds for operations and growth. The Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions will determine future dividend policies.

SALE OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during the 4th quarter of 2007.

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2007.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

We develop and commercialize clean technologies that facilitate the efficient use of natural resources. We do this today by developing and integrating new technologies into existing biofuel production facilities, by selling equipment and services based on those technologies, and by using those technologies to directly produce and sell biomass-derived oils and fuels.

Our strategy is to use our patented and patent-pending oil extraction and biodiesel production technologies to become a leading producer of biofuels, and to do so at enhanced cost and risk profiles by extracting and refining raw materials that other producers cannot access or process.

We own three operating production facilities - two corn oil extraction facilities and one vegetable oilseed crushing facility. We currently sell the corn oil we extract for biofuel production, and we sell the refined vegetable oils we extract in our crushing facility into the food markets.

We are currently building additional oil extraction facilities, and we are under contract to build additional corn oil extraction facilities, biodiesel production facilities and to expand our oilseed crush facility. We are currently operating, building and expanding the following production facilities:

Location                           Technology                      Production Capacity              Current Status
------------------------------------------------------------------------------------------------------------------
Oshkosh, Wisconsin                 Corn Oil Extraction             1.5 million gallons per year        Operational
Culbertson, Montana                Oilseed Crushing                1.3 million gallons per year        Operational
Medina, New York                   Corn Oil Extraction             1.5 million gallons per year        Operational
Marion, Indiana                    Corn Oil Extraction             1.5 million gallons per year       Construction
Riga, Michigan                     Corn Oil Extraction             1.5 million gallons per year       Construction
Lakota, Iowa                       Corn Oil Extraction             3.0 million gallons per year       Construction
Fulton, New York                   Corn Oil Extraction             3.0 million gallons per year       Construction
Milton, Wisconsin                  Corn Oil Extraction             1.5 million gallons per year       Construction
Richardton, North Dakota           Corn Oil Extraction             1.5 million gallons per year       Construction

Our goal is to have at least 15 million gallons per year of corn oil extraction capacity, 20 million gallons per year of biodiesel production capacity, and 16 million gallons per year of oilseed crush capacity online by the end of 2008, and at least 50 million gallons per year of corn oil extraction capacity, 50 million gallons per year of biodiesel production capacity, and 16 million gallons per year of oilseed crush capacity online by the end of 2009.

In addition to our production operations, we market equipment and services to other participants in the biofuel industry. Since June 2007, we have sold and commissioned (installed) a total of 25 million gallons per year of biodiesel production capacity based on our technologies to third party clients. These facilities are in production today and consistently produce high quality biodiesel fuel out of a number of lower cost fats and oils. We are under contract with these same clients to build and commission additional production capacity during 2008.

Executive Summary

Highlights for the year ended December 31, 2007 are as follows:

     >> Our total revenues were $29,966,451 as compared to $18,399,360 in revenues for 2006;

     >>   Our  EBITDA  in  2007  was   $2,320,241   as  compared  to  EBITDA  of
          $(3,484,490) in 2006;

     >> We completed construction of our corn oil extraction facility in Oshkosh, Wisconsin;

     >> We completed the acquisition of our oilseed crush facility in Culbertson, Montana;

     >> We completed development on our biodiesel technology and built and commissioned a total of 15 million gallons per year of production capacity for two third party clients; and,

     >> We reduced debt, liquidated non-strategic assets, and streamlined our operations.

Components of Revenue

Our principal sources of revenue during the year ended December 31, 2007 derived from the following activities:

     >>   Equipment & Technology Sales

     >>   Culinary Oil Prodction & Sales

     >>   Biofuel Production & Sales

     >>   Diversified Environmental Services

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Total revenues for the twelve months ended December 31, 2007 were $29,966,451, representing an increase of $11,567,091, or 63%, over the twelve months ended December 31, 2006 revenues of $18,399,360. Revenue for the year ended December 31, 2007 included

     >>   $9,101,281 in revenue from equipment and technology sales,

     >>   $5,087,451 million from culinary oil production and sales,

     >>   $491,655 from the sales of corn oil for biofuel production,

     >>   $15,286,064 from the sales of environmental services.

In the comparable period of the prior year, revenue totaled $18,399,360, of which $13,919,838 was attributable to environmental services and $4,479,522 from equipment sales.

The increase in revenue during 2007 was primarily due to sales of 15 million gallons per year of biodiesel production equipment to third party clients, the acquisition of our oilseed crush facility in March 2007, and the onset of operations at our Oshkosh, Wisconsin corn oil extraction system during the third quarter 2007.

Revenues in 2008 can be expected to decrease to the extent that the Company sold its environmental services business during 2008 (in return for a $2,000,000 reduction of the Company's debt to YA Global Investments, LP), but management believes that these decreases can be offset by increases in our other business segments.

We commissioned our Medina, New York corn oil extraction facility during the first quarter of 2008 and we are currently financed to build several additional corn oil extraction facilities that are expected to become operational during 2008. In addition, we commissioned a 10 million gallon per year biodiesel processing system for a third party client during the first quarter of 2008. Further, we are subject to a contract to build, install and commission an additional 20 million gallons of biodiesel production and related equipment for a third party client. At a combined 30 million gallons per year of production capacity, these biodiesel production systems correspond to twice what we sold during 2007. Moreover, during the first quarter of 2008, we executed a biodiesel plant management contract with one of our biodiesel equipment clients pursuant to which the Company is to be paid a fee tied to the profitability of the plant. Finally, increased revenues can also be expected from increased sales of culinary oils during 2008 if the Company successfully completes the financing necessary for the expansion of its oilseed crush facility.

Cost of Revenues

Cost  of  revenues  for  the  twelve  months  ended   December  31,  2007f  were
$24,049,969,  or 80.3% of revenue  compared to $14,108,953,  or 76.7% of revenue for the same period in 2006.

Cost of revenue for the Company's environmental services segment increased $696,267, or 2.3% as a percentage of sales, to $10,962,181 for the year ended December 31, 2007 from $10,265,914 for the year ended DecembeFr 31, 2006. These costs are not expected to continue since this business was liquidated in 2008.

During the twelve months ended December 31, 2007, the Company's biofuel production costs of revenue were $348,192 as compared to $0 for the same period in 2006, and were attributable to costs of corn oil, transportation and maintenance for our Oshkosh, Wisconsin corn oil extraction facility commissioned during 2007. Cost of revenue for our equipment and technology sales business were $7,187,047 for the twelve months ended December 31, 2007 as compared to $4,948,450 for the same period in 2006. This increase was attributable to the increased costs associated with the 15 million gallons per year of biodiesel production equipment sold to third party clients. Cost of revenues for the Company's oilseed crush facility, which was acquired in March 2007, were $5,384,135 from the period of acquisition through December 31, 2007, and were primarily attributable to oilseed purchases and direct labor.

Included within cost of revenue is depreciation and amortization expense of $325,891 and $172,171 for the years ended December 31, 2007, and 2006, respectively. Depreciation and amortization expense increased by $153,720 over the same period in 2006.

Gross Profit

Gross profit for year ended December 31, 2007 was $5,916,482, representing a gross margin of 19.7%. This compared to $4,290,407, 23.3%, in the comparable period of the prior year. The decrease in margin as a percentage of sales was primarily due to the Company's changed business operations during 2007 as well as the development and early stage nature of those operations during the first half of 2007.

Operating Expenses

Operating expenses for the year ended December 31, 2007 were $12,442,647 or 41.5% of revenue compared to $9,574,271, or 52.0% of revenue for the same period in 2006. Included in the year ended December 31, 2007 was $3,060,756 in stock-based compensation as compared to $2,399,401 for the year ended December 31, 2006. The increase in operating expenses was primarily due to the Company's changed business operations during 2007 and the development and early stage nature of those operations during the first half of 2007, and included non-recurring equity and other transactions relating to our restructuring.

Management believes that selling, general and administrative expenses over the next reporting period will be reduced as a percent of revenue due to our recently completed restructuring. Additional decreases, as a percentage of sales, are expected as our biofuels, culinary and equipment sales businesses continue to grow.

Interest Expense

Interest expense for the twelve months ended December 31, 2007 was $5,026,485 representing an increase of $3,277,035 from $1,749,450 for the same period in 2006. This increase was mostly due to the debt service of the debt financing associated with the Company's biodiesel equipment sales and culinary oil sales businesses.

Expenses Associated with Derivative Instruments

Gain from the change in the fair market value of derivative liabilities was $3,974,422 for the twelve months ended December 31, 2007 compared with a gain of $776,841 for the twelve months ended December 31, 2006. Amortization of deferred financing costs and debt discounts was $4,689,896 and $5,283,960, respectively.

Net Income or Loss

Net loss from continuing operations for the year ended December 31, 2007, was $25,509,767 as compared to a loss from discontinued operations of $13,529,057 from the same period in 2006. Net gain from discontinued operations for twelve months ended December 31, 2007 was $2,468,466 as compared to $359,283 for the same period in 2006.

Despite the increase in revenues, the Company's net loss during the twelve months ended December 31, 2007 was $24,307,063, which is increased from the $13,165,926 loss recorded in the same period of 2006. The primary reasons for the magnitude of this net loss were expenses attributable to the transition from technology development to mature market execution, our new product and service mix, and expenses attributable to past financing and restructuring activities. Specifically, during the year ended December 31, 2007, the Company incurred substantial expenses attributable to:

     >>   Technology development activities;
     >> One-time equity grants to employees and consultants in lieu of cash compensation;
     >>   Charges relating to impairment of intangibles and goodwill; and
     >> Adjustments to the book value of derivatives associated with financing activities in 2005 and 2006.

Management does not expect many of these costs to continue and, net of these costs, the Company produced an adjusted EBITDA of $2,320,241 during the year ended December 31, 2007. To clarify the effect of these one-time charges and financing charges on the Company's results, the following table reconciles the Company's net loss on an unconsolidated basis with adjusted EBITDA (a non-GAAP measure of performance):

                                                                                                 Year Ended
                                                                                               2007            2006
                                                                                       ------------   -------------
Net income .........................................................................   $(24,458,938)   $(16,332,905)

Adjustments to net income (loss) from operations:
   Interest expense ................................................................      9,771,965       1,944,023
   Depreciation ....................................................................        712,173         713,629
   Amortization of intangibles .....................................................      2,480,692       7,742,316
   Impairment of goodwill ..........................................................     11,153,816       1,746,624
   Minority interest and dividends .................................................      1,417,637            --
                                                                                       ------------    ------------

EBITDA before adjustment for non-recurring items ...................................      1,077,345      (4,186,313)

Adjustments for non-recurring items:
   Non-recurring stock issuance ....................................................      3,060,756       2,728,827
   Other non-recurring equity, restructuring and consolidation (income) expense, net     (1,817,860)     (2,027,004)
                                                                                       ------------    ------------

Adjusted EBITDA ....................................................................   $  2,320,241    $ (3,484,490)
                                                                                       ============    ============

Non-GAAP Financial Measures

It should be noted, in connection with review of the preceding table, that EBITDA is not a financial measure employed in the application of generally accepted accounting principles. Nevertheless, we believe that earnings before interest expense, income tax provision (benefit), depreciation and amortization, or EBITDA is useful to investors and management in evaluating our operating performance in relation to other companies in our industry. the calculation of EBITDA generally eliminates the effects of financings and income taxes, which items may vary for different companies for reasons unrelated to overall operating performance. In addition, we have calculated the effect of eliminating non-recurring items, so as to enable meaningful comparison between years. EBITDA is a non-GAAP financial measure and has limitations as an analytical tool, and should not be considered in isolation or as a substitute for net income or any other measure of performance under GAAP, or to cash flows from operating, investing or financing activities as a measure of liquidity. We compensate for these limitations by relying on our GAAP results, as well as on our EBITDA.

DERIVATIVE LIABILITIES

As of December 31, 2007, the Company and its subsidiaries had several convertible debentures due. The conversion feature on these debentures is variable based on trailing market prices and therefore contains an embedded derivative. We value the conversion feature at the time of issuance using the Black-Scholes Model and record a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The derivative liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, as well as the stock of our subsidiaries, the change in the derivative liability and the resulting gain or loss is usually material to our results.

The principal amount on our convertible debentures was $33,516,949 as of December 31, 2007 and the unamortized note discount was $3,061,767. For the year ended December 31, 2007, we recognized interest expense for accretion of the debt discount of $3,609,641 and a gain for the change in fair value of the derivative of $3,974,422 for these debentures. The total derivative liability as of December 31, 2007 was $6,704,831.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Balances

As of December 31, 2007, we had a cash balance of $728,565, down from a balance of $1,890,894 at December 31, 2006. This net cash is summarized below and discussed in more detail in the subsequent sub-sections:

     >> Operating Activities $3,630,884 of net cash provided by operating activities primarily deriving from sales of equipment and technology as well as corn oil for biofuel production.

     >>   Investing  Activities   $4,053,414  of  net  cash  used  in  investing
          activities mainly for purchase of equipment for and construction of our corn oil extraction facilities and oilseed crush facility.

     >> Financing Activities $314,176 of net cash used in financing activities primarily for the repayment of debt and was offset by an increase in related party debt.

Current and Prior Year Activity

Our primary source of liquidity is cash provided by financing activities. For the year ended December 31, 2007, net cash provided by our operating activities was $3,630,884 as compared to the net cash used by our operating activities of $4,110,638 for the year ended December 31, 2006.

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

At December 31, 2007, accounts receivable, net of allowance for doubtful accounts, totaled $3,606,367, and inventories totaled $5,017,233. Accounts payable and accrued expenses totaled $11,208,566.

For the year ended December 31, 2007, we used $4,053,414 from investing activities as compared to $4,937,578 used in investing activities for the twelve months ended December 31, 2006. For the twelve months ended December 31, 2007 we used cash from financing activities of $314,176 as compared to $10,502,188 provided by financing activities during December 31, 2006.

The Company had a working capital deficit of $38,377,772 at December 31, 2007, which includes derivative liabilities of $6,704,831, convertible debentures of $5,292,072, $3,979,437 in purchase obligations, $9,004,018 in amounts due to the prior owners of our oilseed crush facility and $5,335,350 in related party debt. Despite their classification as current liabilities, neither the derivative liabilities ($6,704,831) or current convertible debentures ($5,292,072) are serviceable out of the Company's cash flows (the terms of the convertible debt require repayment in shares of either GreenShift Corporation or GS AgriFuels Corporation common stock); the $3,979,437 in purchase obligations, to the extent due, are tied to the earnings of the Company's equipment sales business and can only be serviced after the Company's senior secured debt has been serviced; and, the notes payable to the prior owners of our oilseed crush facility ($9,004,018) are expected to be restructured in the second quarter 2008 into a form of subsidiary preferred stock that will service these amounts exclusively out of the net cash flows (after regular debt service) of our oilseed crush facility. The Company's working capital deficit net of these amounts is $8,062,064.

Management expects the majority of the derivative liabilities to be eliminated due to the Company's January 2008 restructuring of the majority of the Company's convertible debt to provide for fixed price conversion features (see Note 31 to the Consolidated Financial Statements, Subsequent Events, below).

At the present time, the Company's only source of committed financing is its $10 million revolving credit facility, the proceeds of which are to be used for the construction of the Company's corn oil extraction facilities and general working capital purposes related to those efforts. We are currently investigating the availability of both equity and debt financing necessary to complete the balance of the Company's contracted corn oil extraction, biodiesel production and oilseed crush projects. We are also evaluating various opportunities to restructure our convertible debt in favor of traditional, non-convertible long term debt. We do not know at this time if the necessary funds can be obtained nor on what terms they may be available.

Our financial position and liquidity are, and will be, influenced by a variety of factors, including: our ability to generate cash flows from operations; the level of our outstanding indebtedness and the interest we are obligated to pay on this indebtedness; and our capital expenditure requirements, which consist primarily of facility construction and the purchase of equipment.

We intend to fund our principal liquidity and capital resource requirements through cash provided by operations and borrowings under our current credit agreement. Notably, but for the cash needs associated with our construction projects, Management expects that its currently committed sources of revenue will be sufficient to meet the Company's debt service, operational and other regular cash needs during 2008.

Contractual Commitments

Our material contractual obligations are composed of construction commitments for plants being built for our own use, construction commitments for plants being built for outside parties, repayment of amounts borrowed through our convertible debentures and other notes payable. The following schedule summarizes our contractual obligations as of December 31, 2007. Our obligations are likely to increase significantly as we enter into agreements in connection with the construction of additional corn oil extraction facilities, GreenShift-owned biodiesel facilities, and or oilseed crush expansion project:

                                                                                                           2012 and
                                                          2008          2009         2010         2011    Thereafter         Total
                                                    ----------   -----------  -----------   ----------   -----------    -----------
Current convertible debt obligations (1) ......   $ 1,740,067   $      --     $      --     $      --     $      --     $ 1,740,067
Current note payable obligations (2) ..........     5,700,000          --            --            --            --       5,700,000
Other current obligations .....................       411,124         6,029         6,029         6,029        42,203       471,414
Long term convertible debt obligations, net (3)          --      24,672,864          --            --            --      24,672,864
Long term note payable obligations, net (4) ...       630,765     1,257,527       590,173       181,943          --       2,660,407
Convertible purchase obligations (5) ..........     3,552,005     3,552,013          --            --            --       7,104,018
Other purchase obligations (6) ................     3,979,437          --            --            --            --       3,979,437
Other obligations .............................          --         487,695       113,718        31,662        20,193       653,266
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Total obligations .............................   $16,013,398   $29,976,128   $   709,918   $   219,634   $    62,396   $46,981,474

-----------

(1) Current convertible debt obligations represents amounts due to third parties but that are payable in the form of either GreenShift Corporation common stock or GS AgriFuels Corporation common stock. The terms of the Company's convertible debt do not generally require regular principal or interest payments in cash. The amount due at December 31, 2007 was reduced by $1,000,000 during the first quarter 2008.

(2) Current note payable obligations included $3,800,000 at December 31, 2007 due to Stillwater Asset Backed Fund, L.P., the proceeds of which were used to complete the Company's 2006 acquisition of NextGen Fuel, Inc. (see Note 29 to the Consolidated Financial Statements, Acquisitions, below). The
     Company primarily services this obligation out of its equipment and technology sales cash flows and it has been reduced to $2,472,000 as of March 31, 2008. The Company expects this obligation to be paid in full during 2008.

(3) Long term convertible debt obligations include $7,425,000 and $20,309,631 due from GreenShift and GS AgriFuels, respectively, to YA Global Investments, L.P. ("YAGI"). These amounts are collectively reduced by applicable debt discounts of $3,061,767. Debt discounts are applied under U.S. GAAP and represent additional value given to the holders of the debentures (in excess of the face value of the debentures) due to embedded derivative securities contained within the conversion feature of the debt. The amount due from GreenShift Corporation was reduced by $2,000,000 in January 2008 (see Note 31 to the Consolidated Financial Statements, Subsequent Events). The Company intends to payoff and refinance the substantial majority of its convertible debt due to YAGI during 2008 and 2009 in conjunction with expected increases in the Company's cash flows from its biofuel production and other operations.

(4) Long term note payable obligations primarily include amounts due to term and working capital lenders for our oilseed crush facility.

(5) Purchase obligations pertain to the 2007 acquisition by GS AgriFuels of Sustainable Systems, Inc., the holding company for our oilseed crush facility. These amounts include $3,552,005 in GS AgriFuels current convertible debentures payable, $3,552,013 in long term convertible debentures payable, and $1,900,000 in long term notes payable to the prior owners of our oilseed crush facility. Given the recent completion of the GS AgriFuels Go Private Transaction (see Note 31 to the Consolidated Financial Statements, Subsequent Events, below), the Company expects to restructure the terms and conditions of the relevant purchase agreements for its oilseed crush facility to provide for the payment of the purchase price exclusively out of this facility's cash flows after its expansion project is complete.

(6) Other purchase obligations at December 31, 2007 relate to the 2006 acquisition by GS AgriFuels of NextGen Fuel, Inc., the holding company for our biodiesel production technology, and include $3,979,437 relating to the Company's 2006 acquisition of NextGen Fuel, Inc., which obligations are potentially subject to adjustment by the terms of the relevant acquisition agreement and, to the extent due, may only be serviced by the Company after the Company has serviced and remains in continuing compliance with its senior debt obligations.

The  following   schedule  of  selected   balance  sheet  data  and  contractual
commitments at December 31, 2007 is presented on a segment-specific basis:

                                                               Equipment &   Culinary Oil       Biofuel
                                                                Technology     Production    Production   Environmental
                                                   Corporate         Sales        & Sales       & Sales        Services       Total
                                                  ---------------------------------------------------------------------------------
Current liabilities:
Line of credit ................................   $      --     $      --     $ 1,833,191   $      --     $   747,341   $ 2,580,533
Accounts payable and
   accrued expenses ...........................       456,593     1,369,728     4,196,773     2,578,102     2,607,369    11,208,566
Accrued interest payable ......................          --       2,653,154       449,872       780,915         3,721     3,887,662
Accrued interest payable,
   related party ..............................          --         196,832          --            --            --         196,832
Billings in excess of earnings-- ...............     1,222,807          --            --            --       1,222,807
Deferred tax liability ........................          --          59,630          --            --            --          59,630
Deferred revenue ..............................          --       1,582,500          --            --            --       1,582,500
Income tax payable ............................          --          45,000          --            --          69,788       114,788
Current portion of
   long term debt .............................          --       4,030,932     1,900,000           256       179,936     6,111,124
Liability for derivative
   instruments ................................     6,704,831          --            --            --            --       6,704,831
Related party debt ............................     2,948,831       287,370          --       2,099,149          --       5,335,350
Current portion of
   convertible debentures,
   net of discount ............................     1,740,067          --       3,552,005          --            --       5,292,072
Liabilities of discontinued
   operations, current ........................       412,492          --            --            --            --         412,492
                                                   -----------   -----------   -----------   -----------   -----------   -----------
Total current liabilities .....................   $11,850,324   $11,443,955   $11,931,843   $ 5,458,424   $4,020,649$    44,709,187
                                                   -----------   -----------   -----------   -----------   -----------   -----------

Long term liabilities:
Long term debt,
   net of current .............................          --       4,326,700     2,660,407        60,290       306,003     7,353,400
Convertible debenture,
   net of current .............................     5,035,248    19,637,616     3,552,013          --            --      28,224,877
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Total long term liabilities ...................   $ 5,035,248   $23,964,316   $ 6,212,420   $    60,290   $   306,003   $35,578,277
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Liabilities relating to contractual
  commitments at December 31, 2007:

Current convertible debt
due to YAGI, net ..............................   $   740,067   $      --     $      --     $      --     $      --     $   740,067

Other current
convertible debt ..............................     1,000,000          --            --            --            --       1,000,000

Current convertible
convertible purchase
obligations ...................................          --            --       3,552,005          --            --       3,552,005

Current note payable
obligations ...................................          --       3,800,000     1,900,000          --            --       5,700,000

Other current
obligations ...................................          --         230,932          --          60,546       179,936       471,414

Long-term convertible
debt due to YAGI, net ..........................     5,035,248    19,637,616          --            --            --      24,672,864

Long-term note
payable obligations ............................          --            --       2,660,407          --            --       2,660,407

Long-term convertible
convertible purchase
obligations ....................................          --            --       3,552,013          --            --       3,552,013

Total other purchase
obligations ....................................          --       3,979,437          --            --            --       3,979,437

Other obligations ..............................          --         347,263          --            --         306,003       653,267
                                                   -----------   -----------   -----------   -----------   -----------   -----------
.................................................   $ 6,775,315   $27,995,249   $11,664,425   $    60,546   $   485,939   $46,981,474
                                                   ===========   ===========   ===========   ===========   ===========   ===========


ITEM 7            FINANCIAL STATEMENTS


                                                                                                     Page No
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm...................................................46

Consolidated Balance Sheet ...............................................................................47

Consolidated Statements of Operations ....................................................................48

Consolidated Statements of Stockholders' Equity...........................................................49

Consolidated Statements of Cash Flows.....................................................................51

Notes to Consolidated Financial Statements ...............................................................53

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM










To the Board of Directors and
Stockholders of GreenShift Corporation (f/k/a GS CleanTech Corporation) and Subsidiaries


We have audited the accompanying consolidated balance sheet of GreenShift Corporation (f/k/a GS CleanTech Corporation) and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GreenShift Corporation (f/k/a GS CleanTech Corporation) and Subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and is in a working capital deficit position that raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                   /s/   Rosenberg Rich Baker Berman & Company




Bridgewater, New Jersey

March 31, 2008


    GREENSHIFT CORPORATION (F/K/A GS CLEANTECH CORPORATION) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2007
ASSETS

Current assets:
   Cash ......................................................................   $    728,565
    Restricted cash ..........................................................        425,623
   Accounts receivable, net of allowance of doubtful accounts ................      3,606,367
   Inventories ...............................................................      5,017,233
   Cost & earnings in excess of billings .....................................        140,592
   Deferred income taxes .....................................................         79,646
   Project development costs .................................................        281,991
   Prepaid expenses and other assets .........................................        661,600
                                                                                 ------------
            Total current assets .............................................     10,941,617
                                                                                 ------------
Other Assets:
   Property and equipment, net ...............................................      5,548,640
   Deposits ..................................................................        114,008
   Construction in progress ..................................................      4,844,913
   Intangible assets, net ....................................................     12,454,293
   Deferred financing costs, net .............................................      1,444,701
   Long term Investments .....................................................      4,186,657
   Goodwill ..................................................................     12,795,776
   Assets of discontinued operations .........................................          7,500
                                                                                 ------------
     Total other assets ......................................................     41,396,488
                                                                                 ------------

TOTAL ASSETS .................................................................   $ 52,338,105
                                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
   Line of credit ............................................................   $  2,580,533
   Accounts payable and accrued expenses .....................................     11,208,566
   Accrued interest payable ..................................................      3,887,662
   Accrued interest payable - related party ..................................        196,832
   Billings in excess of earnings ............................................      1,222,807
   Deferred tax liability ....................................................         59,630
   Deferred revenue ..........................................................      1,582,500
   Income tax payable ........................................................        114,788
   Current portion of long term debt .........................................     10,721,326
   Liability for derivative instruments ......................................      6,704,831
   Related party debt ........................................................      5,335,350
   Current portion of convertible debentures, net of discount ................      5,292,072
   Liabilities of discontinued operations, current ...........................        412,492
                                                                                 ------------
     Total current liabilities ...............................................     49,319,389
                                                                                 ------------

   Long term debt, net of current ............................................      2,743,199
   Convertible debenture, net of current .....................................     28,224,877
                                                                                 ------------
     Total long term liabilities .............................................     30,968,076

Total liabilities ............................................................     80,287,465
                                                                                 ------------

Minority interest in consolidated subsidiary .................................      1,968,762
                                                                                 ------------
Stockholders' deficit
   Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
     Series A: 1,254,244 shares issued and outstanding .......................          1,254
     Series B: 151,250 shares issued and outstanding .........................            151
     Series C:  0 shares issued and outstanding ..............................           --
       Series D: 800,000 shares issued and outstanding .......................            800
   Common stock, $0.001 par value, 500,000,000 authorized;
      30,693,083 shares issued and outstanding ...............................         30,693
   Additional paid-in capital ................................................     63,502,789
   Accumulated other comprehensive income ....................................         10,181
   Accumulated deficit .......................................................    (93,463,990)
                                                                                 ------------
     Total stockholders' equity (deficit) ....................................    (29,918,122)
                                                                                 ------------
TOTALLIABILITIES AND STOCKHOLDERS' EQUITY.....................................  $ 52,338,105


            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

    GREENSHIFT CORPORATION (F/K/A GS CLEANTECH CORPORATION) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                                                             12/31/07         12/31/06
                                                         -----------------------------
Revenue ..............................................   $ 29,966,451    $ 18,399,360
Cost of revenues .....................................     24,049,969      14,108,953
                                                         ------------    ------------
  Gross profit .......................................      5,916,482       4,290,407

Operating expenses:
   General and administrative expenses ...............      7,884,428       5,785,303
   Selling expenses ..................................      1,402,220       1,157,782
   Research and development ..........................         95,243         231,785
   Stock based compensation ..........................      3,060,756       2,399,401
                                                         ------------    ------------
     Total operating expenses ........................     12,442,647       9,574,271
                                                         ------------    ------------

Net income (loss) from operations ....................     (6,526,165)     (5,283,864)

Other income (expense):
   Change in fair value of derivative instruments ....      3,974,422         776,841
   Impairment of goodwill ............................    (11,153,816)           --
   Loss on disposal and impairment of investments ....       (512,732)       (436,667)
   Amortization of debt discount & deferred financing      (4,689,896)     (5,283,960)
   Amortization of intangibles .......................     (2,100,000)           --
Gain (loss) on equipment disposal ....................           --           (30,380)
   Gain on extinguishment of debt ....................           --           125,484
   Loss on legal settlement ..........................           --        (1,500,000)
   Miscellaneous income ..............................        719,728           6,189
   Other expense .....................................        (92,634)           --
   Interest expense - affiliate ......................        (55,584)       (153,250)
   Interest expense ..................................     (5,026,485)     (1.749,450)
                                                         ------------    ------------
     Total other income (expense), net ...............    (18,936,997)     (8,245,193)
                                                         ------------    ------------

Income (loss) before provision for income taxes ......    (25,463,162)    (13,529,057)

(Provision for)/benefit from income taxes ............        (46,605)          3,848
                                                         ------------    ------------
  Income (loss) from continuing operations ...........    (25,509,767)    (13,525,209)
                                                         ============    ============
Discontinued operations:
Gain from disposal of discontinued operations ........      2,481,691            --
Gain (loss) from discontinued operations .............        (13,225)        359,283
                                                         ------------    ------------
   Total discontinued operations .....................      2,468,466         359,283
                                                         ============    ============

Net income (loss) before minority interest ...........   $(23,041,301)   $(13,165,926)

Minority interest ....................................     (1,265,762)           --
                                                         ------------    ------------

Net loss .............................................    (24,307,063)    (13,165,926)

Preferred dividends ..................................       (151,875)       (681,593)
                                                         ------------    ------------
Net income (loss) attributable to  common shareholders   $(24,458,938)   $(13,847,519)
                                                         ============    ============

Weighted average common shares outstanding
Basic and diluted ....................................      9,060,512         927,309

Earnings (loss) per share

Basic
Loss from continuing operations ......................   $      (2.97)   $     (15.32)
Income (loss) from discontinued operations ...........           0.27            0.39
                                                         ------------    ------------
Net loss per share - basic and diluted ...............   $      (2.70)   $     (14.93)
                                                         ============    ============

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

    GREENSHIFT CORPORATION (F/K/A GS CLEANTECH CORPORATION) AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006
                                     -----------------------------------------------------------------------------------
                                        Series A         Series B           Series C        Series D
                                     Preferred Stock  Preferred Stock    Preferred Stock  Preferred Stock  Common Stock
------------------------             ------- ------- --------- ------ -------- ------- ------- ------- --------- --------
                                     Shares    Amount   Shares   Amount Shares  Amount   Shares  Amount   Shares   Amount
------------------------             ------- ------- --------- ------ -------- ------- ------- ------- --------- --------
Balance at 12/31/05                1,881,366   1,882  1,646,218 $1,646 750,000  $ 750     --       -- 1,477,703   $1,478
-----------------------             ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Settlement of debt and payables          --      --      --       --      --      --      --       --    14,139       14
-----------------------             ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Gain on sales of marketable
securities - related party               --      --      --       --      --      --      --       --       --       --
-----------------------             ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Shares issued for
conversion of debentures                 --      --      --       --      --      --      --       -- 2,792,865    2,793
-----------------------             ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Settlement of debt -
payables - related party                 --      --      --       --      --      --      --       --       --       --
-----------------------             ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Anti dilution price
protection - related party               --      --      --       --      --      --      --       --   372,800      373
 -----------------------            ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Exchange for services                    --      --      --       --      --      --      --       --   115,094      115
-----------------------             ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Exchange for services                    --      --      --       --      --      --      --       --       --       --
- related party
-----------------------             ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Conversion of                           --      --      --       --      --      --      --       --    33,333       33
minority interest
-----------------------             ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Cancellation or redemption
- related party                        --      --      --       --      --      --      --       --  (134,899)    (135)
-----------------------             ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Issuance of warrants                    --      --      --       --      --      --      --       --       --       --
and options
-----------------------             ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Conversion of Series A and
B Preferred Stock to Common       (627,122)  (627) (1,207,468) (1,207)   --      --      --       -- 1,519,479    1,519
-----------------------             ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Conversion of Series
C and Common to Series D                --      --      --       --  (750,000) (750) 1,000,000 1,000 (1,272,666)  (1,273)
-----------------------             ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Gain on sale of marketable
securities - related party              --      --      --       --      --      --      --       --       --       --
-----------------------            ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Cancellation of treasury stock          --      --      --       --      --      --      --       --       --       --
-----------------------            ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Settlement of debt                      --      --      --       --      --      --      --       --       --       --
-----------------------            ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Preferred dividends                     --      --      --       --      --      --      --       --       --       --
-----------------------            ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Net Loss                                --      --      --       --      --      --      --       --       --       --
------------------------           ------- ------- --------- ------ -------- ------- ------- ------- --------- --------
Balance at 12/31/06               1,254,244  $ 1,255  438,750  $ 439    --      --  1,000,000 $1,000 4,917,848  $4,918
------------------------           ======= ======= ========= ====== ======== ======= ======= ======= ========= ========
Settlement of debt                      --      --      --       --      --      --      --       --    559,022    559
-----------------------           ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Sale of subsidiary                      --      --      --       --      --      --      --       --       --       --
-----------------------           ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Shares issued for
conversion of debentures                --      --      --       --      --      --      --       --  3,481,697  3,482
-----------------------           ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Feature on convertible
preferred stock                         --      --      --       --      --      --      --       --       --       --
-----------------------           ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Adjustment for
acquisition of entity                   --      --      --       --      --      --      --       --       --       --
under common control
-----------------------           ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Stock based compensaton                 --      --      --       --      --      --      --       --    489,516    490
-----------------------           ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Conversion of                           --      --      --       --      --      --      --       --    200,000    200
minority interest
-----------------------           ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Conversion of Series B
Preferred Stock to Common               --      -- (287,500)   (288)     --      --      --       --    245,000    245
-----------------------           ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Conversion of Series D
D Preferred Stock to Common             --      --      --       --      --      -- (200,000)  (200) 20,800,000 20,800
-----------------------           ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Unrealized gain on securities           --      --      --       --      --      --      --       --       --       --
-----------------------           ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Net loss                                --      --      --       --      --      --      --       --       --       --
-----------------------           ------- ------- -------- ------- ------- ------- -------- ------- --------- --------
Balance at 12/31/07              1,254,244 $1,255  151,250   $ 151      --       --  800,000 $ 800 30,693,083  $30,693
-----------------------           ======= ======= ======== ======= ======= ======= ======== ======= ========= ========

GREENSHIFT CORPORATION (F/K/A GS CLEANTECH CORPORATION) AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005
----------------------- ---------- ---------------- ------------- --------- ----------- ------------
                                                                      Accumulated
                           Additional                                       Other
                              Paid-in                   Accumulated Comprehensive     Deferred     Total
                              Capital  Treasury Stock       Deficit        Income Compensation    Equity
-----------------------     ---------- -------- ------- ------------- --------- ----------- ------------
                             Amount    Shares   Amount       Amount      Amount     Amount      Amount
-----------------------     ---------- -------- ------- ------------- --------- ----------- ------------
Balance at 1/1/05        $48,596,096    3,225  ($63,754)(55,157,535)        --  ($150,000) ($6,769,437)
-----------------------     ---------- -------- ------- ------------- --------- ----------- ------------
Settlement of debt            21,805      --       --         --          --         --         21,819
and payables
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Gain on  marketable
securities - related         105,664      --       --         --          --         --        105,664
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Shares issued for
conversion of debentures   1,556,585      --       --         --          --         --      1,559,378
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Settlement of debt -
payables - related party    (166,667)     --       --         --          --         --       (166,667)
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Anti dilution price
protection - related          18,267      --       --         --          --         --         18,640
party
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Exchange for services        282,036      --       --         --          --         --        282,151
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Exchange for services
- related party              428,610      --       --         --          --         --        428,610
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Conversion of                 49,967      --       --         --          --         --         50,000
minority interest
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Cancellation or redemption
- related party                  135      --       --         --          --         --          --
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Issuance of warrants       3,937,917      --       --         --          --         --      3,937,917
and options
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Conversion of Series
A and B Preferred                315      --       --         --          --         --          --
Stock to Common
----------------------    ---------- -------- ------- ------------- ---------- ---------- ------------
Conversion of Series
C and Common to                1,023      --       --         --          --         --          --
Series D
----------------------    ---------- -------- ------- ------------- ---------- ---------- ------------
Gain on marketable
securities - related             --        --       --         --          --       150,000     150,000
party
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Cancellation of              (63,754)    (3,225)  63,754       --          --         --          --
treasury stock
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Settlement of debt         1,934,929       --       --         --          --         --      1,934,929
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Preferred dividends           --           --       --      (681,593)      --         --       (681,593)
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Net Loss                      --           --       --   (13,165,926)      --         --    (13,165,926)
-----------------------    ---------- -------- ------- ------------- --------- ----------- ------------
Balance at 12/31/06      $56,702,928       --   $   --   (69,005,054)      --       $ --   ($12,294,514)
-----------------------   ========== ======== ======= ============= ========= =========== ============
Settlement of debt           310,963       --       --         --          --         --        311,522
----------------------    ---------- -------- ------- ------------- ---------- ---------- ------------
Sale of subsidiary         1,958,883       --       --         --          --         --      1,958,883
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Shares issued for
conversion of debenture    2,173,566       --       --         --          --         --      2,177,048
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Preferred dividend           151,875       --       --     (151,875)       --         --          --
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Adjustment for acquisition
of entity under common      (260,912)      --       --         --          --         --      (260,912)
control
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Stock based compensation   2,051,152       --       --         --          --         --      2,051,642
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Cancellation of debt         363,092       --       --         --          --         --        363,092
- related party
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Write-off of               1,080,223       --       --         --          --         --      1,080,223
subsidiary
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Conversion of                 71,800       --       --         --          --         --         72,000
minority interest
----------------------    ---------- -------- ------- ------------- ---------- ---------- ------------
Adjustment for               859,387       --       --         --          --         --        859,387
closing of subsidiary
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Conversion of Series
B Preferred Stock to Common       43       --       --         --          --         --          --
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Conversion of Series
D Preferred Stock to Common  (20,600)      --       --         --          --         --          --
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Conversion of Series C
and Common to Series D          --         --       --         --          --         --          --
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Unrealized gain on              --         --       --         --        10,181       --         10,181
securities
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Preferred dividends             --         --       --       (151,875)     --         --       (151,875)
----------------------     ---------- -------- ------- ------------- ---------- ---------- ------------
Net loss                        --         --       --    (24,307,063)     --         --    (24,307,063)
-----------------------     ---------- -------- -------- ------------ ---------- ----------- -----------
Balance at 12/31/07      $63,502,790       --       --   ($93,463,992)   10,181      $ --  ($29,918,122)
-----------------------     ========== ======== ======== ============ ========== =========== ===========


    GREENSHIFT CORPORATION (F/K/A GS CLEANTECH CORPORATION) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

                                                                 Twelve Months    Twelve Months
                                                                         Ended            Ended
                                                                   December 31      December 31
                                                                 -------------    -------------
                                                                          2007             2006
                                                                 -------------    -------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss from continuing operations .........................   $(26,775,529)   $(13,525,209)
   Net income from discontinued operations .....................      2,468,466         359,283

Adjustments to reconcile net loss to net cash
  Provided by (used in) used in operating activities

   Depreciation and amortization ...............................        712,173         713,629
   Amortization of intangibles .................................      2,114,114         370,826
   Amortization of debt discount and deferred financing costs ..      4,990,323       5,283,960
   Change in allowance for doubtful accounts ...................           --            15,625
   Change in fair value of derivatives .........................     (3,974,422)       (776,841)
   Stock based compensation ....................................      3,060,756       2,511,601
   Deferred financing costs ....................................           --          (261,553)
   Change in deferred compensation .............................           --           150,000
   Gain (loss) on equipment disposal ...........................           --            30,380
   Stock issued for services - affiliates ......................           --            17,517
   Gain on sale of discontinued operations .....................      2,481,721            --
   Loss on disposal of investment ..............................        512,732         436,667
   Unrealized gain on investment ...............................        (10,181)           --
   Impairment of goodwill ......................................     11,153,816            --
   Minority interest ...........................................      1,265,762            --
   Settlement of debt ..........................................           --          (142,209)

Change in assets and liabilities, net of acquisitions
   Accounts receivable, net ....................................       (680,281)     (1,031,095)
   Prepaid expenses ............................................         61,253        (369,783)
   Deposits ....................................................           --          (248,460)
   Inventory ...................................................     (1,252,065)       (553,440)
   Project development costs ...................................        (11,518)           --
   Note payable - related party ................................           --            40,000
   Costs in excess of earnings .................................         63,670        (281,334)
   Income tax payable ..........................................        114,788            --
   Accrued interest - related party ............................           --           153,250
   Billings in excess of cost ..................................      1,138,452          67,808
   Accounts payable and accrued expenses .......................      8,486,479       1,715,569
   Deferred taxes ..............................................        (20,017)           --
   Assets and liabilities of discontinued operations ...........     (2,269,608)      1,213,171
                                                                   ------------    ------------
      Net cash provided by (used in) operating activities ......      3,630,884      (4,110,638)
                                                                   ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES

   Cash paid for acquisition ...................................       (422,078)           --
   Cash acquired from acquisition ..............................        185,092       2,280,937
   Loan due to an affiliate ....................................           --          (282,671)
   Investment in unconsolidated subsidiaries ...................           --        (4,501,324)
   Patent ......................................................           --           (50,000)
   Construction in progress ....................................           --        (1,775,810)
   Project development costs ...................................           --          (270,473)
   Proceeds from sales of fixed assets .........................           --            28,000
   Proceeds/advances of cash under restriction .................     (1,211,601)           --
   Restricted cash released from restriction ...................        785,978            --
   Additions to and acquisition of property, plant and equipment     (3,816,428)       (366,237)
                                                                   ------------    ------------
      Net cash provided by (used in) investing activities ......     (4,479,037)     (4,937,578)
                                                                   ------------    ------------


            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.



    GREENSHIFT CORPORATION (F/K/A GS CLEANTECH CORPORATION) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006



CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from debt ...................................        420,191            --
Repayment of debt ....................................     (2,520,641)       (251,902)
Short term borrowings - other ........................           --           (11,897)
Proceeds from line of credit .........................        756,540            --
Proceeds from related party debt .....................      1,291,084       1,458,856
Repayment of related party debt ......................       (261,350)           --
Issuance of long term debt ...........................           --          (796,569)
Issuance of convertible debentures -affiliate ........           --             7,883
Issuance of convertible debentures ...................           --        10,095,816
                                                         ------------    ------------
   Net cash provided by (used in) financing activities       (314,176)     10,502,188
                                                         ------------    ------------

Net increase (decrease) in cash ......................   $ (1,162,329)   $  1,453,972

Cash at beginning of period ..........................      1,890,894         436,922
                                                         ------------    ------------

Cash at end of period ................................   $    728,565    $  1,890,894
                                                         ============    ============



            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1        NATURE OF OPERATIONS

GreenShift Corporation (f/k/a GS CleanTech Corporation) ("we," "our," "us," "GreenShift," or the "Company") develops and commercializes clean technologies that facilitate the efficient use of natural resources. We do this today by developing and integrating new technologies into existing biofuel production facilities, by selling equipment and services based on those technologies, and by using those technologies to directly produce and sell biomass-derived oils and fuels.

Our strategy is to use our patented and patent-pending oil extraction and biodiesel production technologies to become a leading producer of biofuels, and to do so at enhanced cost and risk profiles by extracting and refining raw materials that other producers cannot access or process.

We own three operating production facilities - two corn oil extraction facilities based on our patented and patent-pending corn oil extraction technology and one vegetable oilseed crushing facility based on conventional process technology. We currently sell the corn oil we extract for biofuel production and the refined vegetable oils we extract in our crushing facility into the food markets.

We are currently building additional oil extraction facilities, and we are under contract to build additional corn oil extraction facilities, biodiesel production facilities and to expand our oilseed crush facility. We are currently operating, building and expanding the following production facilities:

Location                           Technology                      Production Capacity              Current Status
------------------------------------------------------------------------------------------------------------------
Oshkosh, Wisconsin                 Corn Oil Extraction             1.5 million gallons per year        Operational
Culbertson, Montana                Oilseed Crushing                1.3 million gallons per year        Operational
Medina, New York                   Corn Oil Extraction             1.5 million gallons per year        Operational
Marion, Indiana                    Corn Oil Extraction             1.5 million gallons per year       Construction
Riga, Michigan                     Corn Oil Extraction             1.5 million gallons per year       Construction
Lakota, Iowa                       Corn Oil Extraction             3.0 million gallons per year       Construction
Fulton, New York                   Corn Oil Extraction             3.0 million gallons per year       Construction
Milton, Wisconsin                  Corn Oil Extraction             1.5 million gallons per year       Construction
Richardton, North Dakota           Corn Oil Extraction             1.5 million gallons per year       Construction

Our goal is to have at least 15 million gallons per year of corn oil extraction capacity, 20 million gallons per year of biodiesel production capacity, and 16 million gallons per year of oilseed crush capacity online by the end of 2008, and at least 50 million gallons per year of corn oil extraction capacity, 50 million gallons per year of biodiesel production capacity, and 16 million gallons per year of oilseed crush capacity online by the end of 2009.

In addition to our own production of feedstocks, we provide equipment and services to other participants in the alternative fuels industry. Since June 2007, we have sold and commissioned a total of 25 million gallons per year of biodiesel production capacity based on our technologies to third party clients. These facilities are in production today and consistently produce high quality biodiesel fuel out of a number of lower cost fats and oils. We are under contract with these same clients to build and commission additional production capacity during 2008

SEGMENT DESCRIPTIONS

The Company's operations during the fiscal year ended December 31, 2007 are classified into four reportable business segments: Equipment & Technology Sales, Culinary Oil Production & Sales, Biofuel Production & Sales and Diversified Environmental Services. Each of these segments is organized based upon the nature of products and services offered. The Company's remaining operations are aggregated and classified herein as Corporate.

During the year ended December 31, 2007 our discontinued Diversified Environmental Services business was administered by GS EnviroServices, Inc., which company provides a variety of transportation, distribution, recycling, disposal, engineering and remediation services to producers of industrial wastes throughout the northeastern region of the U.S. In January 2008 we sold our interest in GS EnviroServices, Inc. (see Note 31, Subsequent Events, below). The contribution of this business to our consolidated financial results for the year ended December 31, 2007 is detailed below in Note 23, Segment Information, and pro forma financial statements for the year ended December 31, 2007 that show the deconsolidation of the Diversified Environmental Services business from our continuing business are provided in Note 29, Acquisitions, below.

RESTRUCTURING

On November 9, 2007, the Company and Carbonics Capital Corporation (the Company's former parent) initiated and completed a series of transactions to restructure of the Company, including the transfer to the Company of Carbonics' stakes in GS AgriFuels Corporation and EcoSystem Corporation. The Company assumed all of Carbonics' intercompany, affiliate related party notes payable and receivable, all trade payables, and all receivables, but did not assume Carbonics debt to YA Global Investments, LP. In exchange, the Company issued to Carbonics a promissory note in the aggregate net amount of $2,948,831 (the "Carbonics Note"). The principal and interest on the Carbonics Note, which accrues at the per annum rate of 8%, are due and payable in full on December 31, 2008.

On December 12, 2007, Carbonics distributed all of what was then Carbonics' 80% stake in the Company on a pro-rated basis to all of Carbonics' shareholders. To accomplish the distribution, Carbonics converted 200,000 shares of Company Series D Preferred Stock into 20,800,000 shares of Company common stock, which it distributed to the minority shareholders of Carbonics, and distributed 800,000 shares of Company Series D Preferred Stock (see Note 5 Shareholders'
Equity; below) to Viridis Capital, LLC, the Company's majority shareholder. Kevin Kreisler, the sole member of Viridis Capital, is the Chairman and Chief Executive Officer of the Company.

Effective December 31, 2007, EcoSystem transferred its stakes in GS Design, Inc. and GS Rentals, LLC to the Company in return for the reduction in the Company's note receivable from EcoSystem by $170,385 and the issuance to EcoSystem of a term note in the amount of $319,517 which note bears interest at 6% per annum and matures on December 31, 2008.

REVERSE STOCK SPLIT

On December 11, 2007, the Company effected a one-for-fifty reverse stock split. All stock prices, share amounts, per share information, stock options and stock warrants in this Report reflect the reverse split.

2        GOING CONCERN

The Company had a working capital deficit of $38,377,772 at December 31, 2007, which includes derivative liabilities of $6,704,831, convertible debentures of $5,292,072, net of discounts, $3,979,437 in purchase obligations, and $9,004,018 in amounts due to the prior owners of our oilseed crush facility, and $5,335,350 in related party debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Despite their classification as current liabilities, neither the derivative liabilities ($6,704,831) or current convertible debentures ($5,292,072) are serviceable out of the Company's cash flows (the terms of the convertible debt require repayment in shares of either GreenShift Corporation or GS AgriFuels Corporation common stock); the $3,979,437 in purchase obligations, to the extent due, are tied to the earnings of the Company's equipment sales business and can only be serviced after the Company's senior secured debt has been serviced; and, the notes payable to the prior owners of our oilseed crush facility ($9,004,018) are expected to be restructured in the second quarter 2008 into a form of subsidiary preferred stock that will service these amounts exclusively out of the net cash flows (after regular debt service) of our oilseed crush facility. The Company's working capital deficit net of these amounts is $8,062,064.

In addition, Management expects the majority of the derivative liabilities to be eliminated due to the Company's January 2008 restructuring of the majority of the Company's convertible debt to provide for fixed price conversion features (see Note 31, Subsequent Events, below).


Management's plans include raising additional proceeds from debt and equity transactions to fund operations, and to increase revenue and cut expenses to reduce the loss from operations. There can be no assurances that the Company will be able to eliminate both its working capital deficit and its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

3     SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

As of December 31, 2007, the Company administered its operations through three tier 1 subsidiaries: GS CleanTech Corporation (f/k/a GS Ethanol Technologies, Inc.), GS AgriFuels Corporation and GS EnviroServices, Inc. The following is an outline of our organizational structure as of December 31, 2007:

Company                                                                           Status                     Nature
-------------------------------------------------------------------------------------------------------------------
GreenShift Corporation (OTC Bulletin Board: GERS)                                 Active                    Holding

1.     GS CleanTech Corporation (f/k/a GS Ethanol Technologies, Inc.) (100%)      Active                  Operating
       GS Global Biodiesel, LLC (90%)                                             Active                  Operating
       GS  Design, Inc. (f/k/a Warnecke Design Services, Inc.) (100%)             Active                  Operating
         GS Rentals, LLC (100%)                                                   Active                    Holding
       Sterling Planet, Inc. (about 10%)                                          Active        Minority Investment

2.     GS AgriFuels Corporation (90%)                                             Active                    Holding
       NextGen Acquisition, Inc. (100%)                                           Active                    Holding
         NextGen Fuel, Inc. (100%)                                                Active                    Holding
       Sustainable Systems, Inc. (100%)                                           Active                    Holding
         Sustainable Systems, LLC (100%)                                          Active                  Operating
       ZeroPoint Clean Tech, Inc. (about 10%)                                     Active        Minority Investment

3.     GS EnviroServices, Inc. (about 60%)                                        Active                    Holding
       EnviroSafe Corporation (NE), Inc. (100%)                                   Active                  Operating
       EnviroSafe Corporation (100%)                                              Active                  Operating
       Enviro-Energy, Inc. (100%)                                                 Active                  Operating

In January 2008 we sold our interest in GS EnviroServices, which carried on our Diversified Environmental Services business (see Note 31, Subsequent Events, below). The contribution of GS EnviroServices to our consolidated financial results for the year ended December 31, 2007 is detailed below in Note 23, Segment Information, and pro forma financial statements for the year ended December 31, 2007 that show the deconsolidation of the GS EnviroServices from our core business are provided in Note 29, Acquisitions, below.

All significant intercompany balances and transactions were eliminated in consolidation. The financial statements for the periods ended December 31, 2007 and 2006 have been consolidated to include the accounts of the Company and its subsidiaries.

COST METHOD OF ACCOUNTING FOR UNCONSOLIDATED SUBSIDIARIES

GreenShift accounts for its 10% investment in Sterling Planet, Inc. ("Sterling") under the cost method. Application of this method requires the Company to periodically review this investment in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company's management. These judgments include assessments of the likelihood of Sterling to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in Sterling's respective industry as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the investment.

The Company accounts for its 10% investment in ZeroPoint Clean Tech, Inc. under the cost method. Application of this method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write off some or all of the investments. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company's management. These judgments include assessments of the likelihood of ZeroPoint to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in ZeroPoint's industry as well as in the general economy.

During the twelve months ended December 31, 2007, GreenShift liquidated its holdings in Ovation Products Corporation, TerraPass, Inc., Air Cycle Corporation and General Hydrogen Corporation for $945,000, $402,000, $335,000, and $135,223 respectively. The Company recorded a net gain in the amount of $1,817,223 on the disposal of these unconsolidated subsidiaries.

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

The Company provides environmental services that involve the recycling of oily wastes. Revenues for disposal of waste are recognized when waste is received at the location for processing. Revenues for the disposal oily waste is recognized when the Company has received the waste due to the fact that the customer has no additional recourse and no additional services are provided to the customer after the waste is received. Once the oily waste is recycled, revenue is recognized from the sale of the recycled oil at the time of delivery.

The Company also provides environmental services and process engineering services on fixed price contracts. These services are generally provided over a short period of less than three months. Revenue from fixed price contracts is recognized on a pro rata basis over the life of the contract as they are generally performed evenly over the contract period.

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

We recognize revenue from the sale of seed commodity when persuasive evidence of an arrangement exists, title and risk of loss transfers to the customers, prices are fixed and determinable, and it is reasonably assured the related accounts receivable is collectible. Our sales terms primarily are FOB shipping point. The oil seed crushing facility recognizes revenue when the product is shipped to the customer via truck, railcar or customer pickup and the other criteria noted above are met. During the twelve months ended December 31, 2007, the oilseed crushing facility provided rebates to customers under a planting seed rebate program. Of the $159,000 in total rebates recorded as a reduction in gross revenues for the period ending December 31, 2007, $89,000 was provided to customers located in Montana. Rebates given to these customers were reimbursed to the company as part of training costs under the WIRED grant from the State of Montana during the year. The Company accounted for the rebates under EITF-01-9, which allows an exception to offsetting gross revenues for rebates when the seller receives a benefit for providing the sales incentive and the seller can reasonably estimate the benefit. As a result, the amount of rebates attributable to Montana customers have been recorded as training expense and have not been offset against revenue.

We recognize revenue from the sale of biodiesel production systems under contract accounting pursuant to Accounting Research Bulletin No. 45 (ARB No.
45), Long-Term Construction-Type Contracts, and the guidance under AICPA Statement of Position 81-1 ("SOP 81-1"), Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the completed contract method income is recognized only when a contract is completed or substantially completed. During the period of performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. SOP 81-1 requires that the percentage of completion method be used in lieu of the completed contract method when all of the following are present: reasonably reliable estimates can be made of revenue and costs; the construction contract specifies the parties' rights as to the goods, consideration to be paid and received, and the resulting terms of payment or settlement; the contract purchaser has the ability and expectation to perform all contractual duties; and the contract contractor has the same ability and expectation to perform. During the Company's initial construction projects, reliable cost and revenue estimates were not available and as a result the completed contract method was used to recognize revenue. A substantial portion of our revenues for the sale of equipment in the current year was recognized using the completed contract basis method of accounting. NextGen Fuel Inc. recognized $5,464,473 in revenues under this method during the twelve months ended December 31, 2007. Management believes that with the resulting experience gained from the initial completed projects, reliable cost estimates are now available and all four requirements under SOP81-1 can now be satisfied. As a result, the balance of our revenues for the sale of equipment in the current year was recognized using the percentage of completion method of accounting. NextGen Fuel Inc. recognized $1,664,728 in revenues under this method during the year ended December 31, 2007. This method of accounting results in the Company recognizing revenue as work on a contract advances. Earnings are recognized periodically based upon our estimate of contract revenues and costs in providing the services required under the contract. Under this method, deferred construction costs or work in progress ("WIP") is accumulated. At the end the reporting period, if the billings to date under the contract exceed the amount of the WIP plus a portion of the estimated gross profits, billings in excess of costs and estimated earnings is recognized as a current liability. This liability records the remaining obligation to complete the remaining work required under the contract prior to recognizing the excess billing as revenue. If the accumulated WIP and earned gross profit exceed the billings to date, costs and estimated earnings in excess of billings is recorded as a current asset. This asset represents the portion of the deferred costs incurred and estimated earnings that have been earned but not yet billed. Each project is reviewed on a separate basis. Any loss on a contract is recognized in full as soon as we determine that it will occur. The Company has the contracts in place which lists the price of the equipment as well as a list of add-ons if the customer wants to upgrade. The Company usually requires a substantial deposit when the contract is signed and work begins on the equipment. Notwithstanding the above, we recognize revenue from the sale of these systems when persuasive evidence of an arrangement exists, prices are fixed and determinable, and it is reasonably assured that any related accounts receivable is collectible. In addition, revenue under the completed contract method is recognized upon delivery. Delivery related to the systems takes place when the title and risk of loss transfers to the customers as defined in the agreement or by operation of law.

The asset, "costs and earnings in excess of billings", represents deferred costs incurred and estimated earnings in excess of amounts billed. When applicable, the liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

The liability "customer deposits" represents amounts invoiced to customers for deposits and partial payments on orders or projects for which construction has not commenced. The revenue, along with the project costs, is recognized under the completed contract or percentage-of-completion method, as appropriate under the circumstances.

RECEIVABLES AND CREDIT CONCENTRATION

Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 90 days old are evaluated for delinquency. In addition, we consider historical bad debts and current economic trends in evaluating the allowance for bad debts. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the oldest unpaid invoices.

The carrying amount of accounts receivable has been reduced by a valuation allowance that has been set up in the amount $190,009 as of December 31, 2007. Management will continue to review the valuation allowance on a quarterly basis.

INVENTORIES

Due to the long lead times to obtain some components, GS Ethanol Technologies, Inc. maintains an inventory of centrifuges and related parts. Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.

Equipment inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. These inventories consist of equipment and component parts not yet assigned to projects in process in our biodiesel production segment.

Inventory at the oilseed crush facility consists of seed commodity at the various stages of manufacture and is stated at the lower of cost or market, with cost being determined at average cost under a process-costing system. The commodity is valued based on the standard contract signed by all the growers plus the cost of crushing the seed.

Inventories at December 31, 2007 consist of the following:

Separators and related parts   $  169,000
Equipment inventories ......      765,415
Raw materials and supplies .    3,089,679
Finished goods .............      993,139
                               ----------

Total Inventory ............   $5,017,233
                               ==========

CASH AND EQUIVALENTS

The Company considers cash and equivalents to be cash and short-term investments with original maturities of three months or less from the date of acquisition.

CLASSIFICATION OF EXPENSES

The types of expenses that are included in the cost of sales for the oilseed crushing facility include the cost of all seed commodity and direct labor needed to take the seed through the various stages of manufacture. The types of expenses that are included in selling and administrative expenses include advertising, warehouse expenses, railcar costs, legal, accounting, salaries, etc.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged in 2007 and 2006 were $95,243 and $231,785 respectively.

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

The Company uses the straight line method for depreciation and depreciates its vehicles over a five year period, equipment over a 3-18 year period and lease hold improvements over a 15-20 year period. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal, and repair and maintenance expenditures are expensed as incurred. Property and equipment are stated at cost and include amounts capitalized under capital lease obligations.

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

Intangibles with definite lives consist primarily of energy technology which have useful lives and are subject to impairment testing in the event of certain indicators. Impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

At December 31, 2007, the Company's balance sheet included intangible assets with an aggregate carrying value of $25,250,069 representing approximately 48% of total assets and including $12,795,776 in goodwill. This goodwill was recorded in connection with the series of acquisitions completed by the Company since April 1, 2005. $5,453,816 in goodwill was recorded in relation to the acquisition of NextGen Fuel. During the year ended December 31, 2007, the Company recorded an impairment of goodwill in the amount of $5,453,816 related to the NextGen Fuel acquisition. $13,158,877 in goodwill was recorded in relation to the acquisition of Sustainable System, LLC. During the year ended December 31, 2007, the Company recorded an impairment of goodwill in the amount of $5,700,000 related to the Sustainable System acquisition. Generally accepted accounting principles require that the Company assess the fair values of intangible assets at least annually in order to identify any impairment in the values. However, on a quarterly basis, management is alert for events or circumstances that would indicate that, more likely than not, the fair value of a reporting segment has been reduced below its carrying amount. If there is a determination that the fair value of an intangible asset is less than the corresponding net assets amount, including goodwill, an impairment loss would be identified and recorded at that time.

LONG-LIVED ASSETS

The Company assesses the valuation of components of its property and equipment and other long-lived assets whenever events or circumstances dictate that the carrying value might not be recoverable. The Company bases its evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such factors indicate that the carrying amount of an asset or asset group may not be recoverable, the Company determines whether an impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist. If the estimate of undiscounted cash flows during the estimated useful life of the asset is less than the carrying value of the asset, the Company recognizes a loss for the difference between the carrying value of the asset and its estimated fair value, generally measured by the present value of the estimated cash flows.

ENVIRONMENTAL LIABILITIES

Environmental liabilities include accruals for the estimates of GreenShift's obligations associated with remedial environmental matters at GreenShift's facilities and pending administrative matters assumed in GreenShift's various acquisitions. Accruals are adjusted if and as further information relative to the underlying obligations develop or circumstances change. As of December 31, 2007, the Company had no environmental liabilities.

INCOME TAXES

Income taxes are accounted for under the asset and liability method, whereby deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. GS EnviroServices is not consolidated for federal income tax return purposes. All of the subsidiaries are consolidate for state income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in GS EnviroServices.

NET LOSS PER COMMON SHARE

The Company computes its net income or loss per common share under the provisions of SFAS No. 128, "Earnings per Share", whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares if the effect is anti-dilutive. For the years ended December 31, 2007 and 2006, common stock equivalent shares arising from the assumed exercise of options, warrants and debt conversions of convertible debt instruments were excluded from the computation of diluted net loss per share. Potential future dilutive securities include 996,279 outstanding options and warrants, and 37,865,871 shares issuable for the conversion of convertible debentures.

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

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs paid to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature are reflected as a debt discount. These costs and discounts are amortized over the life of the related debt. Amortization expense related to these costs and discounts were $4,689,896 and $5,283,960 for the years ended December 31, 2007 and 2006, respectively and are included in interest expense.

DERIVATIVE FINANCIAL INSTRUMENTS

Certain of the Company's debt and equity instruments include embedded derivatives that require bifurcation from the host contract under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under the provisions of these statements, the Company records the related derivative liabilities at fair value and records the accounting gain or loss resulting from the change in fair values at the end of each reporting period. Change in the derivatives instruments resulted in gain of $3,974,422 and a gain of $776,841 for the years ended December 31, 2007 and 2006, respectively.

FINANCIAL INSTRUMENTS

The carrying values of accounts receivable, other receivables, accounts payable, and accrued expenses approximate their fair values due to their short term maturities. The carrying values of the Company's long-term debt approximate their fair values based upon a comparison of the interest rate and terms of such debt to the rates and terms of debt currently available to the Company. It was not practical to estimate the fair value of the convertible debt. In order to do so, it would be necessary to obtain an independent valuation of these unique instruments. The cost of that valuation would not be justified in light of the materiality of the instruments to the Company

STOCK BASED COMPENSATION

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock is measured on the date of stock issuance or the date an option/warrant is granted as appropriate under EITF 96-18. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

SHIPPING AND HANDLING COSTS

Shipping and handling costs are expensed as incurred and have been included in costs of goods sold.

NEW ACCOUNTING PRONOUNCEMENTS

In 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (revised 2007) Business
Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.

SFAS No. 141 (revised) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" including and amendment of FASB Statement No. 115 with respect to improvement of financial reporting of certain investments in debt and equity securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments.

SFAS No. 159 is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

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

In December  2007,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standard (SFAS) No. 160 Noncontrolling Interest in Consolidated Financial Statements as an amendment to ARB No. 51. This Statement is expected to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

4        CONCENTRATIONS

The Company maintains cash balances with financial institutions that at times may exceed the limits insured by the Federal Deposit Insurance Corporation. Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer.

5        STOCKHOLDERS' EQUITY

The Company accounts for stock and stock options issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R
SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

STOCK OPTIONS

Activity under the Plan and issuances of options and/or warrants for the period ended December 31, 2007 is as follows:

                                 Number of Shares    Weighted Average
                                                       Exercise Price
                                 ------------------------------------
Outstanding at December 31, 2005         204,009            $   19.50
   Granted at fair value .......         800,000                 2.00
   Forfeited ...................          (7,380)               91.50
   Exercised ...................            --                   --
                                       ---------             --------

Outstanding at December 31, 2006         996,629            $    5.00
   Granted at fair value .......            --                   --
   Forfeited ...................            (350)                --
   Exercised ...................            --                   --
                                       ---------            ---------

Outstanding at December 31, 2007       $ 996,279            $    5.00
                                       =========            =========

Exercisable ....................      $ 996,279             $    5.00
                                      =========             =========

On March 6, 2007, the Company's subsidiary, GS AgriFuels Corporation, acquired 85% of the outstanding capital stock of Sustainable Systems, Inc. Under the purchase agreement, GS AgriFuels issued options to certain employees of Sustainable Systems, Inc. (the "Optionees"). None of the Optionees was affiliated with GS AgriFuels or with any of its affiliates prior to the acquisition, but each of them remained as an employee of Sustainable Systems after it was acquired by GS AgriFuels. The options were issued in order to give the Optionees an incentive to expand the operations of Sustainable Systems and improve its profitability. The options were exercisable for five years from the date of grant (i.e., March 6, 2007). The options permitted the Optionees to purchase 534,500 shares of GS AgriFuels common stock at $3.50 per share, 267,250 shares of GS AgriFuels common stock at $7.00 per share, and 133,625 shares of GS AgriFuels common stock at $10.50 per share. The fair value of the options was determined to be $1,102,673, $527,017 and $255,090, respectively, and was calculated using the Black-Scholes Option Pricing Model. The assumptions used were the following: Volatility was 150%, the Risk Free Rate was 4.53% and the term was five years. The fair value was expensed as compensation in accordance with the principles set forth in EITF 95-8. As of December 31, 2007, the Company had entered into discussions with the former majority owners of Sustainable to restructure the GS AgriFuels-Sustainable acquisition agreements. Management expects that this restructuring will include the cancellation of these options during 2008

INCREASE IN AUTHORIZATION OF COMMON STOCK

On February 27, 2007, an Amendment to the Certificate of Incorporation was filed with the State of Delaware increasing the total number of shares of all classes of stock which the Corporation shall have authority to issue to 505,000,000, consisting of 5,000,000 shares of blank check Preferred Stock, par value $0.001 per shares (the "Preferred Stock"), and 500,000,000 shares of Common Stock, par value $0.001 per share (the "Common Stock"). On December 11, 2007, the Company affected a one-for-fifty reverse stock split. All stock prices, share amounts, per share information, stock options and stock warrants in this Report reflect the reverse split.

SERIES A PREFERRED STOCK

Each share of Series A Preferred Stock may be converted by the holder into 0.02 shares of common stock, and the holders have voting privileges of five votes to every one common share issuable upon conversion. At December 31, 2007, there were 1,254,244 shares of Series A Preferred Stock issued and outstanding, which shares were convertible into 25,085 shares of Company common stock. These shares were originally issued in 2003 and were converted into 25,085 shares of Company common stock during the first quarter 2008.

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into twenty-five shares of common stock and are subject to customary anti-dilution adjustments. The holders would be entitled to cumulative dividend rights equal to that of twenty-five common shareholders upon the declaration of dividends on common stock, and have voting privileges of five votes to every one common share. At December 31, 2007, there were 151,250 shares of Series B Preferred Stock issued and outstanding. These shares were originally issued in 2003 and were converted into 6,797,633 shares of Company common stock during the first quarter 2008.

SERIES D PREFERRED STOCK

Shares of the Series D Preferred Stock (the "Series D Shares") may be converted by the holder into Company common stock. The conversion ratio is such that the full 1,000,000 Series D Shares originally issued convert into Company common shares representing 80% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). The holder of Series D Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series D Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series D Shares will receive the dividend that would be payable if the Series D Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series D Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series D Shares had been converted into common shares.

On December 12, 2007, Carbonics Capital Corporation (the Company's prior parent) distributed all of what was then Carbonics' 80% stake in the Company on a pro-rated basis to all of Carbonics' shareholders. The distribution was accomplished by Carbonics' conversion of 200,000 shares of Company Series D Preferred Stock into 20,800,000 shares of Company common stock, which were distributed to the minority shareholders of Carbonics, and its distribution of 800,000 shares of Company Series D Preferred Stock to Viridis Capital, LLC, the Company's majority shareholder. Kevin Kreisler, the sole member of Viridis Capital, is the Chairman and Chief Executive Officer of the Company.

At December 31, 2007, 800,000 shares of Series D Preferred Stock were issued and outstanding, which shares are convertible into 64% of the Company's fully-diluted common stock (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by Viridis). Viridis' Series D Shares are the primary collateral securing Viridis' guarantee of the Company's repayment obligations to YAGI.

CONTRIBUTION OF CAPITAL BY CARBONICS CAPITAL CORPORATION

On November 9, 2007 Carbonics Capital Corporation (which, prior to the distribution of its stake in the Company to its shareholders, owned the majority interest in the Company), contributed to the Company's capital 26,000,000 shares of GS AgriFuels common stock representing about 91% of the outstanding fully diluted capital stock of GS AgriFuels. On November 9, 2007, Carbonics also contributed to the Company's capital 160,000,000 shares of common stock and 921,313 shares of the Series D preferred stock of EcoSystem Corporation (f/k/a GS Energy Corporation) ("EcoSystem"), representing 75% of the outstanding capital stock of EcoSystem. On November 9, 2007, Carbonics also contributed to the Company's capital 1,000,000 shares of GS EnviroServices, Inc. common stock, representing 3.8% of the outstanding capital stock of GS EnviroServices.

On December 31, 2007, the Company transferred its 160,000,000 shares of EcoSystem common stock and 921,313 shares of Series D Preferred Stock to Viridis Capital, LLC ("Viridis"), the Company's majority shareholder, in exchange for the $500,000 reduction in the note payable by the Company to Viridis.

Effective December 31, 2007, EcoSystem transferred its stakes in GS Design, Inc. and GS Rentals, LLC to the Company in return for the reduction in the Company's note receivable from EcoSystem by $170,385 and the issuance to EcoSystem of a term note in the amount of $319,517, which note bears interest at 6% per annum and matures on December 31, 2008.

6         DISCONTINUED OPERATIONS

During the year ended December 31, 2006, the Company's Board of Directors adopted a plan for the sale of the Company's environmental consulting business, which was located in Mount Arlington, New Jersey and operated by EnviroSciences Inc. On May 4, 2007, the Company executed a Share Purchase Agreement with the former owners of EnviroSciences with an effective date of January 1, 2007. In exchange for the outstanding shares of EnviroSciences, Inc., the former owners paid $250,000 to the Company as of June 30, 2007. The Company recognized a gain of $2,481,721 from the sale. A breakdown of this purchase is as follows:

Cash received on sale ........................   $   250,000
                                                 ===========

Assets disposed of ...........................     1,298,382
Liabilities disposed of ......................    (3,516,848)
                                                 -----------
Net gain on disposal of assets and liabilities     2,218,466
                                                 ===========

Total gain on sales of discontinued operation    $ 2,468,466
                                                 -----------

On October 24, 2005, the GreenShift Corporation Board of Directors adopted a plan to close the Paterson, New Jersey recycling facility operated by American Metal Recovery Corporation ("AMRC"). The plan included the discontinuation of the operations of Metal Recovery Transportation Corporation ("MRTC") during 2005, as well. The decision to terminate operations at the Paterson facility was made due to overall economic factors, in particular the decreasing volume of inorganic, metal bearing wastes suitable for recycling. AMRC has disposed of all of the equipment and cleaned the facility as required by regulation and surrendered the premises on December 31, 2005. The results of the recycling business are recorded as discontinued operations.

The components of discontinued operations are as follows:
                                                                  2007            2006
                                                            -----------    ------------
Net revenues ............................................   $      --      $ 3,678,232
Cost of revenues ........................................          --        2,135,293
                                                            -----------    -----------
     Gross profit .......................................          --        1,542,939
                                                            -----------    -----------
Selling, general and administrative expense .............        13,225      1,265,987
                                                            -----------    -----------
     (Loss) income from operations ......................       (13,225)       276,953
                                                            -----------    -----------
Other income and expenses, net ..........................          --         (110,400)
                                                            -----------    -----------
     Total other income and expense .....................          --         (110,400)
                                                            -----------    -----------
     (Loss) income before provision for income taxes ....       (13,225)       387,352

Total provision for tax .................................          --           28,069
                                                            -----------    -----------
     Net income (loss) from discontinued operations .....       (13,225)       359,283
       Gain (loss) on disposal of discontinued operations     2,481,691           --
                                                            -----------    -----------
     Total income (loss) - discontinued operations ......   $ 2,468,466    $   359,283
                                                            ===========    ===========

The results presented above for 2007 and 2006 include the operating activity for the discontinued operations for the year ended December 31, 2007. Assets and liabilities of the discontinued businesses were reported as net assets and net liabilities (current and net of current) of discontinued operations at December 31, 2007.

Assets and liabilities of discontinued operations as of December 31, 2007 are as follows:

Assets of discontinued operations
     Other assets .....................................   $  7,500
                                                          --------
           Total assets of discontinued operations ....      7,500
                                                          ========
Current liabilities of discontinued operations:
     Accounts payable .................................    254,959
     Accrued expenses .................................    157,533
                                                          --------
           Total liabilities of discontinued operations    412,492
                                                          --------
Net liabilities of discontinued operations ............   $404,992
                                                          ========

7         DEPOSITS

In 2005, the Company deposited $90,000 to satisfy a regulatory requirement should the Company decide to close its Lowell location operated by GS EnviroServices. The funds were invested in marketable securities and have accumulated an unrealized gain of $10,181. With the unrealized gain on this investment, the account balance as of December 31, 2007 is $100,181.

Other deposits in the amount of $24,008 include security deposits on property leases, deposits on bid bonds and deposits for our hazardous waste transporter permits.

8        RESTRICTED CASH

As of December 31, 2007, the Company had $425,623 in restricted cash. According to the terms of the Line of Credit with American State Bank & Trust Company, a lockbox is used for the collection of payments on Sustainable Systems' accounts receivable. The balance in this account as of December 31, 2007 was $381,971.

In mid-2005, a significant wind storm caused damage to the plant that the Company purchased in October 2005. The Company received insurance proceeds of $82,893 during the year ended December 31, 2005 due to the property losses incurred. The funds were deposited into the Company's account at First Community Bank and are restricted for use in repair and replacement of the damaged property. The Company had incurred $19,308 in expenditures during the year, causing this amount of cash to be released from restrictions. Restricted cash at First Community Bank was $43,652 as of December 31, 2007.

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

As a result of our annual assessment of goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company has concluded that an impairment of its goodwill exists. The Company's results include a non-cash pre-tax goodwill impairment charge of $11,153,816 million. This impairment results from the Company's year-end analysis of goodwill for its NextGen Fuel, Inc. and its Sustainable Systems LLC subsidiaries, which demonstrated goodwill impairment of $5,453,816 million and $5,700,000 million, respectively.

In April of 2007, the Company's subsidiary, GS EnviroServices acquired certain assets of the Remedial Construction Group of Vertex Environmental Services, The excess purchase price over the fair value of the net assets acquired was $0.4 million which was recorded as goodwill. The assets were consolidated into the Enviro-Safe Corporation division. For the year end December 31, 2007, the Company retained a third party to test for impairment of the Company's goodwill. Based on the discounted future earnings method utilized, the implied fair value of goodwill exceeds the reported value. Therefore, as of December 31, 2007, the Company did not record impairment to goodwill.

On October 31, 2006, the Company's subsidiary, GS AgriFuels completed the acquisition of NextGen Fuel, Inc. Cash in the amount of $17,000,000 was paid for the acquisition of NextGen Fuel with an additional $4,204,437 in seller holdback. The fair value of the net assets acquired was $1,050,621 with the excess purchase price of $20,153,816 to be allocated to intangible assets. GS AgriFuels allocated $14,700,000 to energy technology intangibles, and recorded $5,453,816 in goodwill at the time of the NextGen closing. For the year ended December 31, 2007, the Company tested for impairment of the goodwill related to NextGen Fuel, Inc. Based on management's evaluation, the carrying value of goodwill related to NextGen Fuel, Inc. exceeded the implied fair value. Based on management's assessment, as of December 31, 2007, the Company recorded $5,453,816 in impairment to goodwill.


On September 13, 2006, GS AgriFuels entered into a financing agreement with Sustainable Systems, LLC whereby AgriFuels would invest a total of $3,000,000 into the company for a 15% stake in the company. As of March 6, 2007, we had acquired an approximately 15% interest through advances of $2,000,000, accounted for under the cost method.

On March 6, 2007, GS AgriFuels completed the acquisition of the remaining approximately 85% of the outstanding capital stock of Sustainable Systems, Inc. The total negotiated purchase price was $12,657,093, to be paid as follows:
$100,000 in a short term note payable, notes payable issued to the sellers for $1,900,000, two convertible debenture issued to the sellers totaling $7,104,018, and $3,553,075 in GS AgriFuels' common stock at an agreed upon fair value of $4.50 per share. The $1.9 million note is due upon the completion and commissioning of Sustainable's current plant expansion. The two $3.55 million debentures are due on the first anniversary of the closing and the second anniversary of the closing, respectively. The excess of the purchase price over the net liabilities acquired has been recorded as Goodwill in the amount of $13,158,877 as of September 30, 2007.

The Company's intangible assets at December 31, 2007 include the following:

Patent .................   $     50,000
Permits ................        216,500
Energy technology ......     14,700,000
Accumulated amortization     (2,512,207)
                           ------------
Intangible assets, net .   $ 12,454,293
                           ============

Amortization of intangible assets was $2,114,114 and $370,826 for the twelve months ended December 31, 2007 and 2006 respectively. Estimated amortization expense for future years is as follows:

           2008   $ 2,114,119
           2009     2,114,119
           2010     2,114,119
           2011     2,114,119
           2012     2,114,119
Thereafter          1,883,698
                  -----------
Total             $12,454,293
                  ===========

10        PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2007:

Land and building ...........   $ 2,066,904
Furniture and fixtures ......       107,687
Machinery and equipment .....     1,905,910
Vehicles ....................     1,069,337
Computer equipment ..........       253,050
Processing equipment ........     1,285,584
Leasehold improvements ......       393,276
                                -----------
  Sub-total .................     7,081,748

Less accumulated depreciation    (1,533,108)
                                -----------
     Total ..................   $ 5,548,640
                                ===========

For the year ended December 31, 2007, total construction in progress was $4,844,913. Of this amount, $1,900,864 was related to the Company's corn oil extraction systems that are currently being installed and are not yet in service. The remaining $2,944,049 is related to the expansion in progress at Sustainable Systems' oilseed crush facility.


Depreciation charged to operations was $712,173 and $713,629 for the years ended December 31, 2007 and 2006, respectively.


During the year ended December 31, 2007, the Company commissioned the corn oil extraction system in Oshkosh, Wisconsin. This system was commissioned in April 2007. As of December 31, 2007, the total amount invested into the system including system upgrades was $1,285,584. Pursuant to SFAS No. 143, Accounting for Asset Retirement Obligations, as interpreted by FIN 47, Accounting for Conditional Asset Retirement Obligations. The Company recognized the fair value of the asset retirement obligation for the removal or abandonment of systems in the amount of $60,439. The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value at December 31, 2007. The Company evaluated the Oshkosh system and has determined a range of abandonment dates between December 2017 and December 2018. The total estimated cost to dispose of this asset when its useful life has expired has been estimated as $63,000. This obligation will be accreted over ten years with a discount rate of 10%. Accretion expense for the year ended December 31, 2007 was $107.


Depreciation charged to operations was $712,173 and $713,629 for the years ended December 31, 2007 and 2006, respectively.


11        LINES OF CREDIT

On May 31, 2007, GS EnviroServices closed on a Demand Line of Credit in the amount of $1,000,000. The principal balance bears interest that fluctuates based on the prime lending rate. As of December 31, 2007, the rate was 7.25%. The line is secured by all assets of GS EnviroServices. The total amount due is payable upon demand on or before June 30, 2008. GS EnviroServices also has a Master Letter of Credit Agreement whereby the Bank will secure funds for the Company for certain payments obligations. As of December 31, 2007, there was $747,341 drawn of the line of credit with a $178,097 Letter of Credit commitment. The total amount available on the line of credit as of December 31, 2007 was $74,562. The revolving credit loan agreement includes the following required financial covenants for GS EnviroServices:

     >> Total debt to capital funds ratio. At all times during which the loan is available, the Borrower shall maintain a total debt to capital funds ratio not exceeding 3 to 1 calculated as follows: (total liabilities minus subordinated debt) divided by (total net worth minus intangible assets, affiliates receivables, officer receivables plus subordinated debt).

     >> Debt service coverage. At all times which the loan is available, the Company shall maintain a minimum global debt service coverage ratio of
          1.2 to 1. Debt service coverage ratio shall be defined as the Company's combined earnings before interest, taxes, distributions, and amortization, minus non-recurring income, plus non-recurring expenses, minus cash taxes, minus un-financed capital expenditures, minus dividends, divided by the current maturity of principal for the year and interest expense.

As of December 31, 2007 GS EnviroServices was in compliance with these covenants.

In October 2007, Sustainable Systems, Inc. entered into a Line of Credit with American State Bank. The total amount available under the Line of Credit is $2,225,000. The Line shall bear interest at a rate of 10.25% which is due monthly. The default rate shall be 3% over the note rate. The Line matures on September 1, 2008. The funds will be advanced on a borrowing base certificate as follows: (1) 75% of receivables less than 60 days; (2) 55% of contracted seed price in the house; (3) 75% of oil price as contracted for in the house; and (4) 75% of meal inventory value. The Line has been guaranteed by Sustainable Systems, Inc. and GS AgriFuels. The balance on the line was $1,833,192 as of December 31, 2007.

12       FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of December 31, 2007:

Current portion of long term debt:
Note payable from GS AgriFuels to Stillwater ...................................   $  3,800,000
Seller holdback from GS AgriFuels to NextGen sellers ...........................      3,979,437
Note payable from GS AgriFuels to Sustainable sellers ..........................      1,900,000
Asset retirement obligation, current ...........................................            256
Note Payable to former employee ................................................        138,558
Current portion of installment debt from GS AgriFuels to Sheridan ..............        253,301
Current portion of Note payable  from GS AgriFuels to Great Northern Development        129,240
Vehicle loans from GS EnviroServices ...........................................        179,936
Mortgages and other term notes .................................................         92,374
Current portion of Notes payable from GS AgriFuels to  Sheridan Electric .......        248,224
                                                                                   ------------
     Total notes payable and short term borrowings .............................   $ 10,721,326
                                                                                   ============
Long-term debt, net of current maturities:
Vehicle loans ..................................................................   $    306,003
Mortgages and other term notes
                                                                                        347,263
Note payable from GS AgriFuels to  MT Dept of Agriculture ......................        124,052
Asset retirement obligation ....................................................         60,290
Note payable from GS AgriFuels to Sheridan .....................................        951,078
Notes payable from GS AgriFuels to Great Northern Development ..................        954,513
                                                                                   ------------
     Total long term debt ......................................................   $  2,743,199
                                                                                   ============
Current portion of convertible debentures:
YAGI convertible debenture payable from GreenShift issued April 2006 ...........        740,067
YAGI convertible debenture payable from GreenShift issued February 2007 ........      1,125,000
Convertible debenture for acquisition of Sustainable Systems issued March 2007 .      3,552,005
Kerns convertible debenture payable from GreenShift issued March 2007 ..........      1,000,000
--------------------------------------------------------------------------------   ------------
     Total current portion of convertible debentures ...........................   $  5,292,072
                                                                                   ============
 Long-term convertible debenture:
YAGI convertible debenture payable from GreenShift assumed April 2006 ..........      1,900,000
YAGI convertible debenture payable from GreenShift issued February 2007 ........      1,125,000
YAGI convertible debenture payable from GreenShift issued April 2007 ...........      4,400,000
YAGI convertible debenture payable from GS AgriFuels issued February 2006 ......      1,949,631
YAGI convertible debenture payable from GS AgriFuels issued June 2006 ..........      5,500,000
YAGI convertible debenture payable from GS AgriFuels issued October 2006 .......     12,869,000
Note discounts .................................................................     (3,061,767)
Convertible debenture for acquisition of Sustainable Systems issued March 2007
                                                                                      3,552,013
    Total current portion of convertible debentures ............................   $ 28,224,877
                                                                                   ============

The convertible debentures noted above are convertible into the common stock of the following companies:

GreenShift Corporation                     $ 6,775,315
GS AgriFuels Corporation                    26,741,634
                                          ------------
Total                                      $33,516,949
                                           ===========

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) of as of December 31, 2007 and the Company's ability to meet such obligations:

Year                                  Amount
--------------------------------------------
2008                             $12,213,398
2009                              36,837,895
2010                                 709,918
2011                                 219,634
2012 and thereafter                   62,396
                                  ----------
Total minimum payments due
under current and long term
obligation                       $50,043,241
                                 ===========

13        NOTES PAYABLE - AFFILIATES/OFFICERS

On November 9, 2007, the Company and Carbonics Capital Corporation (the Company's former parent) completed a series of transactions (see Note 27, Related Party Transactions, below) that resulted in the assumption by the Company of all of Carbonics' intercompany, affiliate related party notes payable and receivable, all trade payables, and all receivables, but not including all amounts owed by Carbonics to YA Global Investments, LP. In exchange the Company issued to Carbonics a promissory note in the aggregate amount of $2,948,831 (the "Carbonics Note"). The principal and interest on the Carbonics Note, which accrues at the per annum rate of 8%, are due and payable in full on December 31, 2009.

During the twelve months ended December 31, 2007, the Company borrowed $30,000 from David Winsness, the Company's Chief Technology Officer. The note carried interest at 5% per year and was payable upon demand. The Company repaid the loan in full subsequent to the year ended December 31, 2007.

During the twelve months ended December 31, 2007, the Company borrowed $20,000 from Edward Carroll, the Company's Chief Financial Officer. The note carried interest at 5% per year and was payable upon demand. The Company repaid the loan in full subsequent to the year ended December 31, 2007.

As of December 31, 2007, the Company owed Candent Corporation $757,853 (the "Candent Note"). The former president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock held by Candent is in trust for the benefit of its former president. The note payable to Candent shall bear interest at a rate of 10% per year and matures November 8, 2010.

As of December 31, 2007, the Company owed Viridis Capital, LLC $949,704 (the "Viridis Note"). Kevin Kreisler, the sole member of Viridis Capital, is the Chairman and Chief Executive Officer of the Company. The note payable to Viridis shall bear interest at a rate of 10% per year and matures in three years. As of December 31, 2007, the Company also owed Kevin Kreisler $22,076.

In December 2007, the Company owed EcoSystem Corporation $319,517. EcoSystem is majority owned by Viridis Capital. The note payable to EcoSystem shall bear interest at a rate of 6% per year and matures on December 31, 2008. The balance on the note payable as of December 31, 2007 was $319,517.

As of December 31, 2007, GS Design owed $688,234 to EcoSystem Corporation, and EcoSystem owed $400,863 to GS AgriFuels Corporation. Both amounts were cancelled during the first quarter 2008.

14       VEHICLE LOANS

The Company has vehicle loans with varying interest rates from 0% to 11.99%. These loans have maturity dates that range from August 2007 to June 2013. As of December 31, 2007, vehicle notes totaled $485,939 with $179,936 currently due.

15       ASSET RETIREMENT OBLIGATION


During the year ended December 31, 2007, the Company commissioned the corn oil extraction system in Oshkosh, Wisconsin. This system was commissioned in April 2007. Pursuant to SFAS No. 143, Accounting for Asset Retirement Obligations, the

Company recognizes the fair value of asset retirement obligation for the removal or abandonment of systems in the amount of $60,439. The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value at December 31, 2007. The Company evaluated the Oshkosh system and has determined a range of abandonment dates between December 2017 and December 2018. The total estimated cost to dispose of this asset when its useful life has expired has been estimated as $63,000. This obligation will be accreted over ten years with a discount rate of 10%. Accretion expense at December 31, 2007 was $107. SFAS 143 is interpreted by FIN 47 Accounting for the Conditional Asset retirement Obligations.

16       NOTE PAYABLE - FORMER EMPLOYEE

During the year ended December 31, 2007, a former employee loaned $138,558 to the Company.

17         CONVERTIBLE DEBENTURES

YA GLOBAL INVESTMENTS, LP

GreenShift Corporation

On April 13, 2006, YA Global Investments, LP ("YAGI"), formerly known as Cornell Capital Partners, purchased from GreenShift a Convertible Debenture in the amount of $4,400,000. GreenShift paid $440,000 in deferred finance costs and $15,000 in structuring fees as part of this transaction. The conversion price of the Debenture is equal to the lesser of $5.00 per share or 90% of the volume weighted average price of the Company's common stock for the thirty days preceding conversion. YAGI will be entitled to convert the Debenture on the basis of the conversion price into GreenShift common stock, provided that YAGI cannot convert into shares that would cause YAGI to own more than 4.99% of the Company's outstanding common stock. The Debenture bears interest at 5% per annum. Accrued interest and the principal amount are payable on April 1, 2009. The Company may redeem the debentures at any time for an amount equal to 120% of the outstanding principal and accrued interest. The Company's obligations under the Debenture are secured by a pledge of all of its assets. In connection with the debenture the Company issued to YAGI a five year Warrant to purchase 150,000 common shares at $5.00 per share, a five year Warrant to purchase 150,000 common shares at $7.50 per share, a five year Warrant to purchase 300,000 common shares at $10.00 per share, a five year Warrant to purchase 400,000 common shares at $12.50 per share. A note discount of $4,400,000 and a derivative liability of $14,958,108 were recorded at the assumption date. As of December 31, 2007 the balance due for debentures due to YAGI was $4,400,000 and interest of $383,166 has been accrued. During the twelve months ended December 31, 2007, interest expense was $226,111, interest expense from accretion of the debt discount was $1,466,667.

On April 21, 2006, YAGI purchased from Laurus Master Fund, Ltd. the Secured Minimum Borrowing Note and the Revolving Note that the Company issued to Laurus on March 31, 2004. The aggregate debt, including accrued interest and penalties, was $2,193,047. Subsequently the Company agreed with YAGI to amend the Revolving Note such that its terms are now identical to the Secured Minimum Borrowing Note. The debenture bears interest at a rate of the prime lending rate plus 5%. The Company also agreed to modify the conversion feature of the two Notes. The debentures, as modified, may be converted by YAGI into common stock at a conversion rate equal to the lesser of (a) $5.00 per share or (b) 90% of the lowest volume weighted average price for the thirty trading days preceding conversion. A note discount of $2,193,047 and a derivative liability of $18,444,715 were recorded at the assumption date. As of December 31, 2007 the balance due for debenture due to YAGI was $740,067 and interest of $119,464 has been accrued. During the twelve months ended December 31, 2007, $1,362,080 was converted into 3,138,929 shares of Common Stock. Interest expense from accretion of the debt discount was $116,786.

On July 1, 2006, the Company assumed Carbonics' obligation under a convertible debenture issued to YAGI in the principal amount of $1,900,000. The Debenture, as assumed, is convertible into the Company's common stock at the lesser of $5.00 per share or the average of the three lowest closing market prices of GreenShift's common stock for the thirty days preceding conversion provided that the shareholder may not convert any portion of its debentures where such conversion would bring the shareholder to greater than 4.95% of GreenShift's outstanding common stock. The Debenture bears interest at 5% per annum. Accrued interest and the principal amount are payable on February 8, 2009. A note discount of $1,471,740 and a derivative liability of $1,471,740 were recorded at the assumption date. As of December 31, 2007 the balance due for the debenture due to YAGI was $1,900,000 and interest of $182,347 has been accrued. During the twelve months ended December 31, 2007, interest expense was $134,847, interest expense from accretion of the debt discount was $413,944.

On July 1, 2007, the Company assumed $1,125,000 in convertible debt previously issued by a former affiliate of the Company to YAGI. This debenture is due February 26, 2009 and provides for interest in the amount of 10% per annum and convertibility at the lesser of $2.50 or 90% of the lowest closing bid price of the Company's common stock during the 30 trading days immediately preceding the conversion date. YAGI will be entitled to convert this debenture on the basis of the conversion price into the Company's common stock, provided that YAGI cannot convert into shares that would cause YAGI to own more 4.9% of the Company's outstanding common stock. A note discount of $593,438 and a derivative liability of $3,266,171 existed at the assumption date. As of December 31, 2007, the balance due for the debenture due to YAGI was $1,125,000 and interest of $95,937 has been accrued. During the year ended December 31, 2007, interest expense was $95,937 and interest expense from accretion of the debt discount was $247,266.

GS AgriFuels Corporation

In conjunction with that certain May 2006 Share Purchase Agreement by and between the Company and GS AgriFuels, GS AgriFuels assumed Carbonics' obligations under a Secured Convertible Debenture due to YAGI in the principal amount of $1,949,631. The Debenture carries an annual interest rate of 10%, and principal and interest on the Debenture, which are due at the maturity date of June 7, 2009, may be converted into common stock by YAGI at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that YAGI may acquire at any time is 4.99% of the outstanding common shares. For the twelve months ended December 31, 2007, interest expense of $57,324 for this obligation was incurred resulting in accrued interest of $168,426.

On June 7, 2006, YAGI purchased a Secured Convertible Debentures in the principal amount of $5,500,000, for which GS AgriFuels paid $600,000 in financing and structuring fees and received cash proceeds of $4,900,000. The Debenture carries an interest rate of 10%, and principal and interest on the Debenture are due at the maturity date of June 7, 2009. Interest incurred on this obligation during the year ended December 31, 2007 was $548,493, resulting in accrued interest $861,918. On October 30, 2006 GS AgriFuels sold to YAGI a
Secured Convertible Debenture in the principal amount of $13,000,000. In conjunction with this financing, the Company paid a financing fee of $1,300,000, a structuring fee of $50,000, legal fees of $15,000, and received net proceeds of $11,635,000 that were used for the acquisition of NextGen Fuel, Inc. The Secured Convertible Debenture will mature on October 30, 2009. Principal and interest on these two Debentures may be converted into common stock by YAGI at a conversion price equal to $3.00 per common share. However, the conversion price will be reduced to equal any price at which GS AgriFuels hereafter issues common stock or derivative securities. The maximum number of shares that YAGI may acquire at any time is 4.99% of the outstanding common shares. If the bid price of company stock falls below the conversion price, GS AgriFuels has the right to redeem the Debenture by paying cash equal to 120% of the principal redeemed. During the twelve months ended December 31, 2007, $140,000 was converted into 277,173 shares of GS AgriFuels' Common Stock. For the twelve months ended December 31, 2007, the balance of the debenture was $12,860,000. For the twelve months ended December 31, 2007, interest expense of $1,347,254 for this obligation was incurred resulting in accrued interest of $1,571,638.

As an inducement to the purchase of the June 2006 Debenture, GS AgriFuels issued to YAGI 1,125,000 five year warrants to purchase GS AgriFuels common stock that are exercisable at $0.001 per share. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and GS AgriFuels recorded the $30,375 value of the warrants as a discount to the note. The note discount is being amortized over the term of the debenture. Interest expense from the amortization of the note discount was $10,125 for the twelve months ended December 31, 2007.

In consideration of YAGI's investment in the October 2006 Debenture, GS AgriFuels issued to YAGI a five year Warrant to purchase 540,000 common shares. The exercise price is $0.001 or any lower price at which GS AgriFuels hereafter issues common stock to any third party. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model and GS AgriFuels recorded the $1,079,460 value of the warrants as a discount to the note, and the note discount is being amortized over the term of the debenture. For the twelve months ended December 31, 2007, interest expense from the amortization of the note discount was $359,820

Commencing on February 1, 2007, YAGI was entitled to convert into common stock up to $500,000 of the principal amount of the Debentures during any calendar month at a conversion price equal to 90% of the lowest daily Volume Weighted Average Price during the thirty trading days preceding conversion. However, GS AgriFuels may opt to redeem the portion of the Debentures offered for conversion in this manner by paying 120% of the amount converted. As of December 31, 2007, YAGI has converted $140,000 into 277,173 shares of common stock.

The Debentures are secured by a pledge of all of GS AgriFuels' assets, including the capital stock of its subsidiaries. The subsidiaries of GS AgriFuels have also pledged their assets to secure the Debentures. The Company and certain affiliates of the Company (including Carbonics Capital Corporation, EcoSystem Corporation and Viridis Capital, LLC) have also pledged their assets to secure the Debentures and have guaranteed the Debentures due to YAGI.

Kerns Manufacturing

On February 28, 2007, the Company entered into a Stipulation of Settlement to settle the lawsuit titled Kerns Manufacturing Corp. v. KBF Pollution Management, Inc., which was pending in the Supreme Court of the State of New York (County of Queens, Index No. 19788/03). Pursuant to the Stipulation, GreenShift issued to Kerns (a) a Convertible Debenture in the principal amount of $500,000 that was paid on March 31, 2007 and (b) a convertible debenture in the principal amount of $1,000,000 that was due on June 30, 2007 and paid in full in February 2008. In April 2007, the entire principal balance on the March 31, 2007 Kerns debenture was converted into 590,268 shares of the common stock of the Company. The Kerns debenture may be converted by its holder into common stock of the Company at a price equal to the lesser of $5.00 per share or 90% of the average of the last trade prices for the common stock during the five days preceding conversion. The total shares issued upon conversion, however, may not, when added to other Company shares beneficially owned by the holder, total more than 4.99% of the outstanding Company common stock. A note discount of $580,694 and a derivative liability of $580,694 were recorded at the assumption date. During the twelve months ended December 31, 2007, interest expense from accretion of the debt discount was $580,694 and gain on the fair market value of the derivative liability was $281,828. As of December 31, 2007, the principal balance on the Kerns debenture was $1,000,000.

NOTES PAYABLE

Stillwater Asset Backed Fund, LP

On October 30, 2006, NextGen Acquisition, Inc., a subsidiary of GS AgriFuels that was formed to facilitate the acquisition of NextGen Fuel Inc., sold to Stillwater Asset-Based Fund, LP a Term Note in the principal amount of $6 million. In conjunction with the financing NextGen Acquisition paid an origination fee of $75,000, prepaid interest of $300,000, legal fees of $35,225, and received net proceeds of $5,589,775. NextGen Acquisition used $4,879,236 of the proceeds to acquire NextGen Fuel, Inc., made a loan totaling $568,958 to GS Design, Inc. (a subsidiary of the Company), and repaid the Company $141,580 for amounts paid by the Company in connection with the NextGen Fuel, Inc. acquisition. The Term Note accrues interest at a rate of 20% per annum. Monthly payments of principal and interest were due beginning February 1, 2007, with a monthly principal amount of at least $300,000 and additional principal payments made as a percentage of cash receipts of NextGen Fuel, Inc. On July 31, 2007, NextGen Acquisition, Inc. entered into Amendment 1 to the Credit Agreement with Stillwater Asset-Based Fund, LP. According the Amendment, NextGen received an additional principal amount of $555,600. In conjunction with the refinancing, NextGen Acquisition paid a financing fee of $72,880 and legal fees of $24,245, $13,125 of which was paid via $17,500 shares of GS AgriFuels common stock. According to the amended terms, all amounts of principal and interest not previously satisfied will be due on September 30, 2008. Monthly payments have been adjusted as follows: interest only August 2007 payment; September and October 2007 payments would be an amount equal to the applicable Biodiesel Systems Net Revenue Repayment Percentage of 10% (the Biodiesel Systems Net Revenue is a defined term in the relevant agreements and it is defined as gross cash receipts received during the preceding month); November 2007 through January 2008 payments would be an amount equal to the $200,000 plus the applicable Biodiesel Systems Net Revenue Repayment Percentage; and, payments from February 2008 until the Maturity Date would be an amount equal to $300,000 plus the applicable Biodiesel Systems Net Revenue Repayment Percentage with all outstanding obligations due and payable on the final Maturity Date. The obligations of NextGen Acquisition Inc. under the Term Note have been guaranteed by the Company, GS AgriFuels, NextGen Fuel, Inc., and by the following affiliates: Carbonics Capital Corporation, GreenShift Corporation, EcoSystem Corporation, GS Design, Inc., GS Rentals, LLC and Viridis Capital, LLC (the "Guarantors"). Each of the Guarantors has pledged its assets to secure its guaranty. For the twelve months December 31, 2007, interest expense of $930,124 for this obligation was incurred. The principal balance of this note at December 31, 2007 was $3,800,000.

Sustainable Systems

Selling Shareholders

On March 26, 2007, GS AgriFuels purchased the remaining 85% of the outstanding capital stock of Sustainable Systems, Inc. (GS AgriFuels had previously purchased 15% of the capital stock of Sustainable). The purchase price was approximately $12.6 million of which $100,000 was payable at closing, a note was issued for approximately $1.9 million and two approximately $3.55 million debentures were issued to the selling shareholders totaling $9,004,018. The $1.9 million note is due upon the completion and commissioning of Sustainable's current plant expansion, which is expected to be completed in the second quarter of 2008. It accrues interest at 5% per annum to be paid on a pro-rated basis at maturity. For the twelve months December 31, 2007, interest expense of $78,082 for this obligation was incurred and accrued. The Company has entered into discussions with the selling shareholders of Sustainable to amend the terms of the relevant acquisition agreements to provide for the payment of 100% of all amounts due under the acquisition agreement out of the cash flows of the Sustainable oilseed crush facility in Culbertson, Montana after its expansion has been completed.

As written, one of the convertible debentures for approximately $3.55 million is due on the first anniversary of the closing. The other, also for approximately $3.55 million, is due on the second anniversary of the closing. The debentures accrue interest at 5% per annum and are to be paid on a pro-rated basis on each relevant maturity date. The convertible debentures are convertible into GS AgriFuels' common stock at the option of the holder any time after each of their respective maturity dates at a rate equal to the volume weighted average price of the common stock for the 20 trading days prior to any such date of conversion, with a minimum conversion price of $4.50. If at the time of conversion the market price of GS AgriFuels' common stock is less than $4.50, the difference between that stock price and $4.50 will be multiplied by the number of shares due and that amount will be paid in cash. The convertible debentures may be redeemed with cash by the Company at any time prior to conversion by the holder without penalty. GS AgriFuels' obligations under the Note and the convertible debentures are secured by GS AgriFuels' Sustainable common stock holdings. For the twelve months December 31, 2007, interest expense of $291,946 for these obligations was incurred and accrued.

Installment Debt Refinancing

In October 2005, prior to becoming a subsidiary of GS AgriFuels, Sustainable Systems and Sheridan Electric Co-op signed an Installment Sale and Purchase Agreement on September 30, 2005. Under the agreement, the Company acquired $1,913,185 of property, plant and equipment by application of $192,286 in deposits paid and the assumption of $1,720,899 in installment debt equal to the mortgage obligation of the seller, which must be fully paid off or refinanced by the Company by the end of the primary term (through October 31, 2006 or the end of any additional option periods). Sustainable Systems occupied the plant on October 1, 2005. To ensure payment of the installment debt, the deposits paid by the Company are non-refundable and the seller shall not deliver title to the premises and the personal property until the debt is fully paid off or refinanced. From 2006 to present, and under the terms of the Installment Sale and Purchase Agreement, Sustainable Systems exercised several letter agreements to extend the refinance period to June 1, 2008. Under the terms of the extension agreement, Sustainable paid $300,000 as of the March 31, 2008 extension due date. This amount was applied to principal along with the usual monthly payment. All the terms and conditions under the Installment Sale and Purchase Agreement remain applicable under the extended refinance periods.

The note is secured by an interest in all the assets of Sustainable including the accounts receivable. The note accrues interest at a rate of 7.68% per annum. Monthly payments consist of principal and interest and a final payment will be due on September 25, 2013. For the twelve months December 31, 2007, interest expense of $103,038 for these obligations was incurred. As of December 31, 2007, the total principal balance on this note was $1,204,379.

Term Notes

Sustainable Systems has various notes payable with two other lenders. Sustainable has signed three notes payable with the Montana Department of Agriculture totaling $124,052. These notes were issued by the Montana Agriculture Development Council under Return On Investment Agreements, numbers 0250714, 0350764, and 0450785. A return on investment (ROI) pursuant to these agreements is an award of money with the expectation that all or a part of the money will be repaid after a deferral period. No payments are required, and no interest is accrued during the initial time period. After the deferral period, the award recipient repays the investment plus interest over a remaining period (up to seven years). As of December 31, 2005, all three notes were in the deferral period with expected deferral of interest and payments until February 2006. The deferral periods were subsequently extended and the notes were further modified with regard to interest and subordination (see Note 10). ROI note number 0450785 is secured by a lien on specific equipment including pumps, blending vessels, storage bins and a solvent recovery system. All notes accrue interest at the rate of 3.2% per annum with payments of principal and interest beginning March 6, 2011. The notes are secured by an interest in various equipment including eleven pumps and a solvent recovery system. For the twelve months December 31, 2007, interest expense of $3,933 for these obligations was incurred and accrued.

Sustainable has signed four notes with Great Northern Development. Three of the notes totaling $419,591 at December 31, 2007 accrue interest at the rate of 6% per annum. The payment terms for the notes are as follows: the $10,908 and $124,883 notes are to be paid off with 180 monthly payments beginning December 15, 2005 with a maturity date of November 15, 2020 and the $283,800 note is to be paid off with 120 monthly payments beginning March 15, 2006 with a maturity date of January 15, 2016; the monthly payments on this note are $1,800 per month from April 2007 to March 2008 and then $3,300 thereafter. The fourth note for $664,162 (as of December 31, 2007) accrues interest at the rate of 5% per annum with payments of principal only through November 2007 and principal and interests payments until the maturity date of November 15, 2010; the monthly payments on this note are $7,500 during 2007, $10,000 during 2008 and $17,302 thereafter. For the twelve months December 31, 2007, interest expense of $56,796 for these obligations was incurred. The principal balance of these notes at December 31, 2007 was $1,083,753.

On June 4, 2007, Sustainable Systems, Inc. issued an unsecured demand promissory note in the amount of $250,000 with Sheridan Electric Co-Op, Inc. in exchange for the same amount of pre-existing accounts payable to the holder. The note accrues interest at a rate of 6% per annum. Monthly payments were due in the amount of $1,500 starting June 1, 2007 and shall continue until March 1, 2010. Each payment shall first be applied to the accrued interest and then to the principal balance. For the twelve months ending December 31, 2007, interest expense of $8,724 for these obligations was incurred. The principal balance of this note at December 31, 2007 was $248,224.

PURCHASE OBLIGATIONS

NextGen Selling Shareholders

On October 30, 2006, a wholly-owned subsidiary of GS AgriFuels purchased 100% of the outstanding capital stock of NextGen Fuel, Inc. The purchase price was $21,204,437, of which $17,000,000 was paid at closing leaving a holdback obligation to the selling shareholders totaling $4,204,437. $3,204,437 of the holdback was due when NextGen Fuel has realized revenue of $7,500,000 subsequent to the acquisition subject to certain working capital adjustments and provided that there are no claims for indemnification or otherwise against the selling shareholders. The remaining $1,000,000 holdback, with interest at 6% per annum, is due to a former sales consultant to NextGen and a selling shareholder subject to the payment by customers for biodiesel production systems totaling forty million gallons per year of production capacity. To the extent due, the balance of the estimated holdback at December 31, 2007 was $3,979,437.

18        EMBEDDED DERIVATIVES

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion features associated with the convertible debentures held by YA Global Investments, LP ("YAGI") are variable and contain an embedded derivative that requires bifurcation from their host contracts. The Company has recognized the embedded derivatives as a liability at the date the debentures related to YAGI were issued.

During the years ended December 31, 2007 and 2006, the change in the fair value of the derivative resulted in an accounting gain of $3,974,422 and $2,894,264, respectively. Amortization of the debt discount totaled $3,609,641 for the year ended December 31, 2007. As of December 31, 2007, the fair value of the derivative liabilities was $6,704,831.

19       DISPOSED TECHNOLOGY LICENSES

On January 14, 2006, General Ultrasonics Corporation, a former subsidiary of the Company, acquired 70% of H2 Energy Solutions, Inc. H2 Energy owned the rights to certain ultrasonic technologies used in the reformation of synthetic fuels. On February 26, 2007, General Carbonics Corporation, a former subsidiary of the

Company,   acquired   patent-pending   technologies   involving  carbon  aerogel
composites (United States Patent Application Nos. 10/327,300, 10/695,214, 10/800,993, 10/840,544, and 10/198,095) (the "GCC Technologies").

Effective July 1, 2007, the Company converted the substantial majority of its investments in General Ultrasonics Corporation, H2 Energy Solutions, Inc., General Carbonics Corporation and Aerogel Composite, Inc. into senior secured demand notes in the amounts of $1,574,191 (including an accretion clause for advances), $261,327, $191,427 (including an accretion clause for residual advances), and $500,000, respectively (the Company had previously written off its initial investment in Aerogel Composite during 2006). In addition, effective July 1, 2007, the Company assigned all but 1,000 shares of the shares of each of General Ultrasonics Corporation, H2 Energy Solutions, Inc., General Carbonics Corporation and Aerogel Composite, Inc. back to certain shareholders of each company. Also effective July 1, 2007 the Company's chairman also resigned from the officer and director posts previously held at General Ultrasonics, General Carbonics and H2 Energy Solutions and the director post previously held at Aerogel Composite. The Company will continue to hold an interest in the senior secured demand notes but as it is highly doubtful these amounts will be collected, the Company has taken a conservative stance and has decided to write-off these investments. Neither the Company, nor any of its affiliates, has any license or other right to any of the technologies of General Ultrasonics Corporation, H2 Energy Solutions, Inc., General Carbonics Corporation and Aerogel Composite, Inc. GreenShift's sole interest in each of General Ultrasonics Corporation, H2 Energy Solutions, Inc., General Carbonics Corporation and Aerogel Composite, Inc. are is 1,000 shares in each company and its senior secured loans in each company.

20       GOVERNMENT GRANTS

On September 28, 2006, Sustainable Systems, a subsidiary of GS AgriFuels, was awarded a $700,000 Workforce Innovation in Regional Economic Development (WIRED) grant from the Montana Department of Commerce (MDOC). This grant reimburses the Company for expenses related to training employees in gaining skills and competencies needed to obtain or upgrade employment skills in high growth industries or economic sectors. The Company is required to provide to the MDOC detailed documentation regarding the projected training costs, a hiring and training plan as well as a commitment to provide the resources necessary for the completion of the training project. Sustainable Systems will not obligate or utilize funds for any activities provided for by the grant until the Company submits evidence to MDOC showing evidence of the firm commitment of the other resources necessary for the completion of the project per the WIRED application that was approved by MDOC. All project funding had to be fully committed and available and the project had to be ready to proceed within six months of the award of the grant (in April 2007). MDOC will evaluate Sustainable System's progress a year from the contract date. Sustainable recognized $576,131 in grant income under the above grants during the period from March 6, 2007 (date of acquisition) to December 31, 2007.

21        COMMITMENTS AND CONTINGENCIES

FACILITIES

GreenShift Corporation

GreenShift's corporate headquarters is located in New York, New York. The New York lease is a five year lease terminating in June 2011. The monthly lease payment is $8,800.

The Company maintains its engineering and manufacturing services in Alpharetta, Georgia. The Alpharetta lease is a three year term terminating in February 2011. The monthly lease payment is $1,480.

The Company maintains its manufacturing facilities in Ottoville and Van Wert, Ohio. The Van Wert facility is a one-year lease terminating June 30, 2008. The monthly lease payments are $5,000 and $3,200, respectively.

The Company maintains its oil seed crushing facility and office space in Missoula, Montana. The term of lease is for one-year, terminating June 30, 2008. The monthly lease payment is $421.

GS EnviroServices

GS EnviroServices leases properties in Sandwich and Milford, Massachusetts which houses their field services operations and administrative offices. The lease in Sandwich, Massachusetts terminates in May of 2009 with a five year option for renewal. The monthly lease payment for the Sandwich location is $1,575 per month. The lease in Milford, Massachusetts terminates in June 2010. The monthly lease payment for the Milford location is $1,800 per month. GS EnviroServices recently added a new field service location in Smithfield, Rhode Island in May, 2007. The monthly lease for the Smithfield location is $2,600 per month and terminates in June 2008. Additionally, GS EnviroServices leases office space in Plainville, Connecticut, which houses their technical services group. The Plainville, Connecticut lease is on a month to month basis. The monthly lease payment for the Plainville location is $2,999 per month. In December, 2007, GS EnviroServices entered into a ground lease agreement at Olson's Greenhouses in Raynham, Massachusetts. This location houses their equipment as part of their most recent agreement with Olson's Greenhouses for the management of a Class A Recycling Permit for the recycling of on-specification of oil and water. The monthly lease is $6,000 for the Raynham location and terminates in December 2010 with an option to continue yearly thereafter. GS EnviroServices has one equipment operating lease with a monthly payment of $578 per month. GS
EnviroServices owns property in Lowell, Massachusetts, the location of their RCRA permitted Treatment, Storage and Disposal Facility (TSDF)

A summary of GS EnviroServices' future minimum lease obligations over the next five years are as follows:

Year                                                           Operating Leases
-------------------------------------------------------------------------------
2008                                                           $        253,598
2009                                                                    231,193
2010                                                                    206,159
2011                                                                     52,799
                                                                ----------------
Total minimum lease payments                                   $        743,749
                                                                ================

Rent expense for years ended December 31, 2007 and 2006 was $194,898 and $87,791, respectively.

Management Agreement

On December 5, 2007, GS EnviroServices entered into a Management Agreement with Olson's Greenhouses, Inc. located in Raynham, MA. Olson's operates 225,000 square feet of greenhouses, 60 (sixty) acres of outdoor production and has a Class A Recycling Permit for the recycling of one million gallons per year of on-specification of oil and water. GS EnviroServices has a ground lease at the Raynham location where it has located equipment used to process the oily wastes. The services to be provided by Enviro-Safe shall consist generally of:

     >> Sales and marketing for specification used oil fuel for recycling at Olson's;

     >> Management of delivery and receipt of specification used oil fuel at Olson's;

     >> Management of the used oil receiving area at Olson's; >> Delivery of specification used oil fuel from receiving area to Olson fuel storage tanks;

     >> Transport and disposal of any waters and/or solids removed from specification used oils at licensed off-site disposal facilities; and

     >> Project development and planning for additional future recycling activities.

Olson retains full management and supervisory control over all activities at the Facility, including all activities of Enviro-Safe conducted at the Facility pursuant to this Agreement. Olson retains all existing permits, approvals and authorizations related to the Facility and shall have the right to conduct such inspections and audits and to take such action that it may deem reasonably necessary to ensure that the Facility is being managed appropriately and in accordance with all such permits, approvals and authorizations and all applicable rules and regulations. It is understood and agreed by Olson and Enviro-Safe that this Agreement, and the business arrangement contemplated herein, shall not be construed or interpreted to, and shall not, constitute a transfer of Olson's permits to operate the Facility. GS EnviroServices recognizes revenue from clients disposing of oil and oil/water at the facility. Upon completion of processing the waste, GS EnviroServices transfers the oil to Olson's Greenhouses who uses the oil to heat their greenhouses at the Raynham location. This Agreement has an initial term of three (3) years and may be terminated by either party with a sixty (60) day written notification. In consideration for this Agreement, GS EnviroServices has issued to MC Green, LLC 1,000,000 shares of GS EnviroServices, Inc. stock with a fair value of $100,000 which is included in other assets and being amortized over the life of the agreement. The unamortized balance as of December 31, 2007 was $97,222. MC Green, LLC is a holding Company for land owned by Olson's Greenhouses.

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

GS EnviroServices owns property in Lowell, Massachusetts, the location of our RCRA permitted Treatment, Storage and Disposal Facility (TSDF). Per the requirements of the permit associated with the operation of this facility, a third party evaluation is conducted on a yearly basis to evaluate the costs associated with the retirement of this asset. Per the outcome of this evaluation, $90,000 has been placed in a trust with the Massachusetts Department of Environmental Protection listed as beneficiary to satisfy a regulatory requirement for the closure of the Lowell location. The funds were invested in marketable securities and have accumulated an unrealized gain of $10,181. With the unrealized gain on this investment, the account balance as of December 31, 2007 is $100,181 The Company has included the $90,000 in this trust as part of deposits in other assets.

The Company is party to the matter entitled LeBlanc v. Tomoiu, et. al., which action was filed in the Superior Court of Connecticut. The verified complaint seeks damages relating to the acquisition by General Ultrasonics of the stock of H2 Energy Solutions, Inc. from substantially all of its shareholders, as well as attorney's fees and costs. The Company has responded to the verified complaint and denies any liability.

The Company is party to the matter entitled O'Brien & Gere Limited, et al v. NextGen Chemical Processors, Inc., et al., which action was filed in the Supreme Court of the State of New York. The verified complaint had sought performance of and damages relating to certain service and related agreements, plus attorney's fees and costs. This matter relates to the provision by plaintiffs of certain engineering services to NextGen Chemical Processors, Inc. ("NCP") during 2005 and 2006. NCP is owned by the former shareholders of NextGen Fuel, Inc., subsidiary. On September 19, 2007, the Supreme Court of the State of New York dismissed a significant portion of O'Brien & Gere's complaint with prejudice. Management does not believe that there is a reasonable possibility that the claims made NextGen Fuel by the plaintiffs in this litigation indicate that a material loss has occurred. Accordingly, no accrual has been made in connection with those claims.

Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. There is a $2,500 deductible per occurrence for environmental impairments. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

EMPLOYMENT AGREEMENTS

GreenShift Corporation

Effective March 20, 2008 (see Note 31, Subsequent Events, below), the Company amended and restated its employment agreements with Kevin Kreisler, the
Company's Chief Executive Officer, David Winsness, the Company's Chief Technology Officer, Greg Barlage, the Company's Chief Operating Officer, and Ed Carroll, the Company's Chief Financial Officer. These agreements call for a salary of $150,000 per year for each employee and reduce and restrict the shares and other compensation due to each employee as compared to earlier agreements between each employee and the Company. Each agreement also included terms for reimbursement of expenses, periodic bonuses, four weeks vacation and participation in any employee benefits provided to all employees of GreenShift Corporation.

GS EnviroServices, Inc.

GS EnviroServices is party to an employment agreement with James Green, which agreement calls for an annual base salary of $175,000, and reimbursement of expenses, use of a company automobile, periodic bonuses, three weeks vacation and participation in any employee benefits provided to all employees of GS EnviroServices. Mr. Green is the President and CEO of GS EnviroServices.

GS EnviroServices is party to an employment agreement with Doris Christiani, which agreement calls for an annual base salary of $100,000, and reimbursement of expenses, periodic bonuses, three weeks vacation and participation in any employee benefits provided to all employees of GS EnviroServices. Ms. Christiani is the Chief Financial Officer of GS EnviroServices, Inc.

GS EnviroServices is party to an employment agreement with Steven Powers, which agreement calls for an annual base salary of $115,000, use of a company automobile, reimbursement of expenses, periodic bonuses, three weeks vacation and participation in any employee benefits provided to all employees of GS EnviroServices. Mr. Powers is the President of Enviro-Safe Corporation NE, a subsidiary of GS EnviroServices, Inc.

GS EnviroServices is party to an employment agreement with Ross Hartman, which agreement calls for an annual base salary of $115,000, use of a company automobile, reimbursement of expenses, periodic bonuses, three weeks vacation and participation in any employee benefits provided to all employees of GS
EnviroServices. Mr. Powers is the President of Enviro-Safe Corporation, a subsidiary of GS EnviroServices, Inc.

22       GUARANTY AGREEMENT

On October 31, 2006, the Company guaranteed the following obligations:

     >> 14 month Term Note in the principal amount of $6,000,000 issued by NextGen Acquisition, Inc., to Stillwater Asset-Backed Fund, LP;

     >>   3 year  Secured  Convertible  Debenture  in  the  principal  amont  of
          $13,000,000   issued  by  GS  AgriFuels   Corporation   to  YA  Global
          Investments, LP.

     >>   3 year  Secured  Convertible  Debenture  in  the  principa  amount  of
          $5,500,000   issued  by  GS   AgriFuels   Corporation   to  YA  Global
          Investments, LP.

The Company's guaranty was secured by a pledge of all its assets including investments in its subsidiaries. GS AgriFuels Corporation is a subsidiary of the Company. NextGen Acquisition, Inc., is a subsidiary of GS AgriFuels Corporation.

On March 19, 2007, YA Global Investments, LP and Stillwater Asset-Backed Fund, LP consented to subordinate their security interests in the assets of Enviro-Safe Corporation and Enviro-Safe Corporation (NE) ), subsidiaries of GS EnviroServices, to a credit facility with a bank which was executed on May 31, 2007.

Both Viridis Capital, LLC ("Viridis"), the majority shareholder of the Company, and its sole member, Kevin Kreisler, the Company's chairman, have guaranteed nearly all of the Company's senior debt (in the outstanding amount of $36.2 million), and Viridis has pledged all of its assets, including its share of Company Series D Preferred Stock (see Note 5, Shareholders Equity, above), to YA Global Investments, LP ("YA Global"), to secure the repayment by the Company of its obligations to YA Global.

23       SEGMENT INFORMATION

Segment information is presented in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This standard is based on a management approach that designates the internal organization that is used by management for making operating decisions and assessing performance as the sources of the Company's reportable segments. Operating segments are defined as components of an enterprise about which financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision-making groups, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company's operations during the fiscal year ended December 31, 2007 are classified into four reportable business segments: Equipment & Technology Sales, Culinary Oil Production & Sales, Biofuel Production & Sales and Diversified Environmental Services. Each of these segments is organized based upon the nature of products and services offered. The Company's remaining operations are aggregated and classified herein as Corporate.

Summarized financial information about each segment is provided below:

                                            Equipment &    Culinary Oil        Biofuel
12 Months                                    Technology      Production     Production   Environmental
Ended 21/31/07               Corporate            Sales         & Sales        & Sales        Services       Total
                            -------------------------------------------------------------------------------------------
Total assets ...........   $  4,186,657    $ 13,473,276    $ 17,410,612    $  6,770,791    $ 10,496,768    $ 52,338,105

Total revenue ..........   $       --      $  9,101,281    $  5,308,241    $    270,866    $ 15,286,063    $ 29,966,451

Cost of revenue ........           --         7,187,047       5,384,135         516,606      10,962,181      24,049,969

Operating expenses .....      3,718,859       1,199,311         998,326       2,338,566       4,187,585      12,442,647

Other income
(expense) ..............    (10,147,653)     (8,893,191)        340,722        (160,481)        (76,394)    (18,936,997)

Taxes ..................          2,491          48,916            --               138          (4,940)         46,605

Minority interest ......     (1,265,762)           --              --              --              --        (1,265,762)

Gain (loss) from
discontinued operations       2,468,466            --              --              --              --         2,468,466
Net loss ...............     (2,264,606)    (11,816,766)     (6,396,032)     (3,752,474)        (77,184)    (24,307,063)

Preferred dividends ....       (151,875)           --              --              --              --          (151,875)

Net loss attributable to
common shareholders ....   $ (2,416,481)   $(11,816,766)   $ (6,396,032)   $ (3,752,474)   $    (77,184)   $(24,458,938)


                                            Equipment &    Culinary Oil        Biofuel
12 Months                                    Technology      Production     Production   Environmental
Ended 21/31/06               Corporate            Sales         & Sales        & Sales        Services       Total
                            -------------------------------------------------------------------------------------------
Total assets ..........   $ 11,247,064    $ 31,804,319    $          --     $  3,018,541   $  6,268,181   $ 52,338,105

Total revenue .........   $       --      $  4,479,522    $          --     $       --     $ 13,919,838    $18,399,360

Cost of revenue .......           --         3,843,038               --             --       10,265,915     14,108,953

Operating expenses ....      2,219,178       4,075,521               --             --        3,279,572      9,574,271

Other Income
   (expense) ..........     (6,854,811)     (1,508,932)              --             --          118,549     (8,245,194)

Taxes .................           --              --                 --             --            3,848          3,848

Gain (loss) from
discontinued operations        359,283            --                 --             --             --          359,283

Net loss ..............   $(9,396,299) $    (4,947,969)   $          --     $       --     $    496,748   $(13,847,519)


In January 2008 we sold our interest in GS EnviroServices, Inc., which carried on our Diversified Environmental Services business (see Note 31 Subsequent Events, below). The contribution of this business to our consolidated financial results for the year ended December 31, 2007 is detailed below, and pro forma financial statements for the year ended December 31, 2007 that show the deconsolidation of the Diversified Environmental Services business from our continuing business are provided in Note 29, Acquisitions, below.

24 MINORITY INTEREST

In 2003, the Company's inactive subsidiary American Metals Recovery, Corp. ("AMRC") a discontinued entity issued the Subsidiary Preferred Equity, with a par value of $0.001. Subsidiary Preferred Equity holders were to receive a quarterly dividend ranging from 3% to 5% of AMRC's annualized revenue, limited to 30% of AMRC's operating income. AMRC failed to generate operating income in 2006 and 2005; therefore no dividends were payable in December 2006 and 2005. The shares could not be liquidated or transferred. In December 2004, $100,000 of the Minority Interest was converted into 10,000 shares of the Company's common stock and a five-year option to purchase 5,000 shares of the Company's common stock at $5.00 per share. In February 2006, $50,000 of the Minority Interest was converted into 33,333 shares of the Company's common stock at $1.50 per share. In August 2007, $72,000 of the Minority Interest debt was converted into 200,000 shares of common stock. The remaining balance of the Minority Interest debt totaling $703,000 is convertible into the Company's common stock on the basis of the average of the three lowest closing market prices of the Company's common stock for the thirty days preceding conversion. In February 2008, the balance outstanding of $703,000 was converted in full at the rate of $0.16 per common share into 4,393,756 restricted shares of Company common stock.

In accordance with the planned GS AgriFuels Go-Private Transaction (see Note 31, Subsequent Events), the Company has recorded the related obligation to the minority shareholders of GS AgriFuels of $1,265,762 at December 31, 2007.

25       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:
                                                                                        2007                2006
                                                                                ------------      --------------
     Cash paid during the year for the following:
         Interest                                                               $     47,090       $      31,911
         Income taxes                                                                 12,660                  --
                                                                                ------------      --------------
                Total                                                                 59,750              31,911
                                                                                ============      ==============
     Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Contribution of capital from debt and accrued interest due to affiliate    $  1,146,536      $           --
     Acquisition of equipment and/or vehicles with long-term debt                    231,797              70,917
     Stock issued for debt conversions                                             2,173,566              24,458

26       RETIREMENT PLAN

GS EnviroServices, Sustainable Systems and GS Design Services maintain retirement plans pursuant to Section 401(k) of the Internal Revenue Code for their employees. Contributions during the years ended December 31, 2007 and 2006 were as follows: GS EnviroServices $0 and 42,658, respectively, Sustainable Systems $14,720 in 2007 (Sustainable was acquired on March 6, 2007 so only financial data from that time forward is included) and GS Design Services $0 and $0, respectively. GS Design and GS EnviroServices currently do not provide a matching contribution.

27       RELATED PARTY TRANSACTIONS

In June 2007, the Company sold its 3% investment in General Hydrogen for $135,223. The Company realized a $364,777 loss on the sale of this investment.

On November 9, 2007, the Company and Carbonics Capital Corporation (the Company's former parent) completed a series of transactions, including the transfer to the Company of Carbonics' stakes in GS AgriFuels Corporation and EcoSystem Corporation. The Company assumed all of Carbonics' intercompany, affiliate related party notes payable and receivable, all trade payables, and all receivables, but did not assume Carbonics debt to YA Global Investments, LP. In exchange the Company issued to Carbonics a promissory note in the aggregate amount of $2,948,831 (the "Carbonics Note"). The principal and interest on the Carbonics Note, which accrues at the per annum rate of 8%, are due and payable in full on December 31, 2009. The Carbonics Note was cancelled in the first quarter 2008 (see Note 31, Subsequent Events, below).

On November 9, 2007, in connection with the transfer to the Company of of Carbonics' stakes in GS AgriFuels and EcoSystem, the Company also assumed liability for a term note issued by Carbonics to Viridis Capital, LLC with a face amount of $1,339,704 (the "Viridis Note"), which amount is due upon demand and bears interest at the rate of 8%. As of December 31, 2007, the balance due on the Viridis Note was reduced by $500,000 to $949,704 in return for the assignment to Viridis by the Company of 100% of its stake in EcoSystem Corporation, which included 160,000,000 shares of EcoSystem common stock and 921,313 shares of EcoSystem Series D Preferred Stock.

On November 9, 2007, in connection with the transfer to the Company of Carbonics' stakes in GS AgriFuels and EcoSystem, the Company also assumed liability for a term note issued by Carbonics to Candent Corporation with a face amount of $757,852 (the "Candent Note"). The Candent Note has a term of three years and shall be payable in full on or before November 8, 2010. The note shall bear interest at the rate of 10%. Further, during the year ended December 31, 2007, the Company borrowed an additional $100,000 from Candent. As of December 31, 2007, Candent forgave this debt and contributed the amount to additional paid in capital. The former president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock held by Candent is in trust for the benefit of its former president.

On December 12, 2007, Carbonics distributed all of what was then Carbonics' 80% stake in the Company on a pro-rated basis to all of Carbonics' shareholders. This was accomplished by Carbonics' conversion of 200,000 shares of Company Series D Preferred Stock into 20,800,000 shares of Company common stock, which were distributed to the minority shareholders of Carbonics, and the distribution by Carbonics of 800,000 shares of Company Series D Preferred Stock to Viridis Capital, LLC, the Company's majority shareholder. Kevin Kreisler, the sole member of Viridis Capital, is the Chairman and Chief Executive Officer of the Company.

Effective December 15, 2007, the Company executed an Amended and Restated Technology Acquisition Agreement (the "TAA") with Mean Green Biodiesel of Georgia, LLC (f/k/a Cantrell Winsness Technologies, LLC), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the "Inventors"). The amendment changed the method of calculating the purchase price for the Company's corn oil extraction technology (the "Technology"). The TAA, as amended, provides for the payment to the Inventors of a one-time license fee of $150,000 per 1.5 million gallon per year system (a "System") built and commissioned based on the Technology plus an ongoing royalty of $0.10 per gallon of corn oil extracted with the Technology. The Company is required to sell, market, deploy or in any way cause the initiation of operations of a total of three Systems on or before December 31, 2008, a total of eight Systems on or before December 31, 2009, and an additional five Systems per year up to a total of eighteen Systems, at which point the Company has no continuing commercialization requirement. David Winsness and Greg Barlage are both members of the Company's board of directors and, respectively, the Company's Chief Technology Officer and Chief Operating Officer. For the year ended December 31, 2007, the Company incurred license fees and royalties related to corn oil sales totaling $168,450, including $56,125 to David Winsness and Greg Barlage, due at December 31, 2007. Such fees have been included in cost of sale.

Effective December 31, 2007, EcoSystem transferred its stakes in GS Design, Inc. and GS Rentals, LLC to the Company in return for the reduction in the Company's note receivable from EcoSystem by $170,385 and the issuance to EcoSystem of a term note in the amount of $319,517 which note bears interest at 6% per annum and matures on December 31, 2008.

During the twelve months ended December 31, 2007, GS Ethanol borrowed $30,000 from David Winsness, the Company's Chief Technology Officer. The note carried interest at 5% per year and was payable upon demand. The Company repaid the loan in full subsequent to the year ended December 31, 2007.

During the twelve months ended December 31, 2007, Edward Carroll, the Company's Chief Financial Officer, loaned the Company $20,000. The note carried interest at 5% per year and was payable upon demand. The Company repaid the loan in full subsequent to the year ended December 31, 2007.

28       INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at December 31, 2007, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of December 31, 2007, no interest related to uncertain tax positions had been accrued

The Company provides for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.


The provision for income taxes as of December 31, 2007 and December 31, 2006 consisted of the following:

     Current provision:                                2007         2006
                                                 ----------    ---------
     Federal ..................................   $    --      $    --
     State ....................................     126,251        3,848
                                                  ---------    ---------
     Total current provision ..................   $ 126,251    $   3,848
                                                  =========    =========

Deferred provision (benefit) for tax:
  Federal .....................................   $    --      $    --
     State ....................................     (79,646)        --
                                                  ---------    ---------
     Total deferred provision (benefit) for tax   $ (79,646)   $    --
                                                  =========    =========

Total provision for tax .......................   $  46,605    $   3,848
                                                  =========    =========

The Company's total deferred taxes asset and valuation allowance as of December 31, 2007 are as follows:


NOL carryforwards ........................................   $ 8,360,000

Differences in financial statement and tax accounting for:
Deferred compensation ....................................        91,000
Allowance for doubtful accounts receivable ...............       143,000
Property, equipment and intangible assets ................        33,000
                                                             -----------
     Net deferred tax asset ..............................     8,627,000

Less valuation allowance .................................    (8,547,354)
                                                             -----------
     Total deferred tax asset, net of valuation allowance    $    79,646
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

29       ACQUISITIONS

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

MINORITY INVESTMENT IN ZEROPOINT CLEAN TECH, INC.

In August 2006, GS AgriFuels entered into a Series A Preferred Stock Purchase Agreement with ZeroPoint Clean Tech, Inc. under which GS AgriFuels agreed to purchase 113,800 shares of Series A Preferred Stock, representing approximately 10% of the capital stock of ZeroPoint at a purchase price of $21.98 per share. In conjunction with the Agreement, ZeroPoint Clean Tech, Inc. also issued to GS AgriFuels 56,900 five year warrants to purchase ZeroPoint Clean Tech, Inc. common stock that are exercisable at $32.97 per share. The Company accounts for its 10% investment in ZeroPoint Clean Tech, Inc. under the cost method and is carried on the books at $2,501,324. At about the same time GS AgriFuels made its investment in ZeroPoint, the Company, GS AgriFuels and ZeroPoint executed and later amended a reciprocal marketing and distribution agreement whereby the Company obtained the exclusive right to use or market the ZeroPoint gasification and gas-to-liquids technologies in the North American corn ethanol industry.

ACQUISITION OF NEXTGEN FUEL, INC.

On October 30, 2006, a wholly-owned subsidiary of GS AgriFuels purchased 100% of the outstanding capital stock of NextGen Fuel, Inc. The purchase price was $21,204,437, of which $17,000,000 was paid at closing leaving a holdback obligation to the selling shareholders totaling $4,204,437. $3,204,437 of the holdback was due when NextGen Fuel has realized revenue of $7,500,000 subsequent to the acquisition subject to certain working capital adjustments and provided that there are no claims for indemnification or otherwise against the selling shareholders. The remaining $1,000,000 holdback, with interest at 6% per annum, is due to a former sales consultant to NextGen and a selling shareholders subject to the payment by customers for biodiesel production systems totaling forty million gallons per year of production capacity. To the extent due, the balance of the estimated holdback at December 31, 2007 was $3,979,437.

ACQUISITION OF SUSTAINABLE SYSTEMS, INC.

On September 13, 2006, GS AgriFuels entered into a financing agreement with Sustainable Systems, Inc. pursuant to which GS AgriFuels agreed to purchase certain capital stock of Sustainable for a total of $3,000,000. As of March 6, 2007, GS AgriFuels had acquired an approximately 15% interest through advances of $2,000,000, which investment was accounted for under the cost method. On March 6, 2007, GS AgriFuels completed the acquisition of the remaining approximately 85% of the outstanding capital stock of Sustainable Systems, Inc. The original acquisition agreements called for a purchase price of $12,657,093 to be paid as follows: $100,000 in a short term note payable, notes payable issued to the sellers for $1,900,000, two debentures convertible into GS
AgriFuels common stock totaling $7,104,018, and $3,553,075 in GS AgriFuels common stock at an agreed upon value of $4.50 per share. The $1.9 million note is due upon the completion and commissioning of Sustainable's current plant expansion. The two $3.55 million debentures were due on the first and second anniversary of closing, respectively. The excess of the purchase price over the net assets has been recorded in goodwill in the amount of $13,428,565.

GS AgriFuels' results of operations for the period include the results of operations of Sustainable Systems from March 6, 2007 through December 31, 2007. The following tables show the pro forma effect on the historical results of GreenShift if the acquisition had been completed on January 1, 2006.

                                               GreenShift        Sustainable Systems                 Pro Forma
                                   Historical Data for the    Historical Data for the         Balances for the
                                    Year Ended 12/31/2007        1/1/2007 - 3/5/2007     Year Ended 12/31/2007
                                   ----------------------------------------------------------------------------
Revenue                            $           29,966,451     $           1,522,1891    $           31,488,640
                                   ----------------------     ----------------------    ----------------------
Income (loss) from operations                (25,509,767)                    130,562              (25,379,205)
                                   ----------------------     ----------------------    ----------------------
Net Income                         $         (24,307,063)     $              127,496    $         (24,179,567)
                                   ======================     ======================    ======================
Earnings Per Share                 $               (2.97)     $                 0.30    $               (2.67)

                                             GS AgriFuels        Sustainable Systems                 Pro Forma
                                   Historical Data for the    Historical Data for the         Balances for the
                                    Year Ended 12/31/2006      Year Ended 12/31/2006     Year Ended 12/31/2006
Revenue                            $           18,399,360     $            3,524,610    $           21,923,970
                                   ----------------------     ----------------------    ----------------------
Loss from operations                         (13,525,209)                (1,216,271)              (14,741,480)
                                   ----------------------     ----------------------    ----------------------
Net Income                         $         (13,165,926)     $          (1,301,785)    $         (14,467,711)
                                   ======================     ======================    =====================
Earnings Per Share                 $              (15.32)     $                (0.28    $              (15.60)

On March 6, 2007 the balance sheet of Sustainable Systems, Inc. was as follows:

                                                    Condensed Balance Sheet
ASSETS                                                  as of March 6, 2007
                                                        -------------------

Current assets:
   Cash .....................................................   $  185,092
   Accounts receivable, net of allowance of doubtful accounts      353,565
   Inventories ..............................................    2,984,322
   Other current assets .....................................       61,969
                                                                ----------
            Total current assets ............................    3,584,948
                                                                ----------

Other assets:
   Property and equipment, net ..............................    3,190,997
   Other assets .............................................       29,113
                                                                ----------
     Total other assets .....................................    3,220,110
                                                                ----------

TOTAL ASSETS ................................................   $6,805,058
                                                                ==========

LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
   Note payable .............................................    1,800,000
   Long term debt, current ..................................      320,000
   Accrued interest .........................................       23,993
   Accounts payable .........................................      783,233
                                                                ----------
     Total current liabilities ..............................    2,607,226

Long term notes payable .....................................    2,379,617
                                                                ----------

TOTAL LIABILITIES ...........................................    5,306,843
                                                                ----------

Members' equity .............................................    1,498,215

TOTAL LIABILITIES AND MEMBERS' EQUITY .......................   $6,805,058
                                                                ==========


------------------------------


Note to Condensed Balance Sheet


Members' Equity includes $2,000,000 invested in Sustainable Systems by GS AgriFuels. That balance was eliminated when the balance sheet of Sustainable Systems was consolidated with that of GS AgriFuels. As of December 31, 2007, a $5,700,000 impairment to goodwill related to the Sustainable acquisition has been recorded. The Company's results of operations for the year ended December 31, 2007 include the results of operations of Sustainable Systems from March 6, 2007 through December 31, 2007.


The  following  financial  statements  present the results of  operation  for GS
AgriFuels as though the acquisition of Sustainable Systems, Inc. and disposition of GS EnviroServices had occurred as of January 1, 2007.

                                                                     GS EnviroServices       Pro Forma
                                                          12/31/07           12/31/07         Balances
                                                         ---------------------------------------------
Assets
Current assets
Cash ...............................................   $    728,565    $    241,572    $    486,993
Restricted cash ....................................        425,623            --           425,623
Accounts receivable, net ...........................      3,606,367       2,556,696       1,049,671
Inventories ........................................      5,017,233            --         5,017,233
Costs and earnings in excess if billings ...........        140,592            --           140,592
Deferred income taxes ..............................         79,647          79,647            --
Project development costs ..........................        281,991            --           281,991
Prepaid expenses and other assets ..................        661,599         178,092         483,507
                                                       ------------    ------------    ------------
   Total current assets ............................     10,941,617       3,056,007       7,885,610

Property and equipment, net ........................      4,341,732       1,443,292       2,898,440
Property held for sale, net ........................      1,206,908            --         1,206,908
Deposits ...........................................        114,008         108,974           5,034
Construction in process ............................      4,844,913            --         4,844,913
Intangibles, net ...................................     12,454,293         167,410      12,286,883
Deferred financing costs ...........................      1,444,701            --         1,444,701
Long term investments, net .........................      4,186,657            --         4,186,657
Goodwill ...........................................     12,795,776       4,431,319       8,364,457
Assets of discontinued operations - non current ....          7,500            --             7,500
                                                       ------------    ------------    ------------
                                                         41,396,488       6,150,995      35,245,493

Total assets .......................................     52,338,105       9,207,002      43,131,103
                                                       ============    ============    ============

Liabilities and stockholders' equity (deficit)

Current liabilities

Line of credit .....................................      2,580,533         747,341       1,833,192
Accounts payable and accrued expenses ..............     11,208,565       2,505,498       8,703,067
Accrued interest ...................................      3,887,662            --         3,887,662
Accrued interest - related party ...................        196,832            --           196,832
Billings in excess .................................      1,222,807            --         1,222,807
Deferred tax liability .............................         59,630            --            59,630
Deferred revenue ...................................      1,582,500            --         1,582,500
Income taxes payable ...............................        114,788          69,788          45,000
Long term debt, current ............................      8,821,326         179,936       8,641,390
Liability for derivatives ..........................      6,704,831            --         6,704,831
Related party debt .................................      5,335,351            --         5,335,351
Current convertible debentures, net of discount ....      5,292,072            --         5,292,072
Liabilities of discontinued operations - current ...        412,492            --           412,492
                                                       ------------    ------------    ------------
   Total current liabilities .......................     47,419,389       3,502,563      43,916,826

LT convertible debentures, net of current ..........     28,224,877            --        28,224,877
Long term debt, net of current .....................      4,643,199         306,003       4,337,196
                                                       ------------    ------------    ------------
                                                         32,868,076         306,003      32,562,073

Total liabilities ..................................     80,287,465       3,808,566      76,478,899

Minority interest ..................................      1,968,762            --         1,968,762
                                                       ------------    ------------    ------------

Preferred stock A Series ...........................          1,254            --             1,254
Preferred stock B Series ...........................            151            --               151
Preferred stock C Series ...........................           --              --              --
Preferred stock D Series ...........................            800            --               800
Common stock .......................................         30,693          26,185           4,508
Additional paid-in capital .........................     63,502,789       6,280,131      57,222,658
Accumulated other comprehensive income .............         10,181          10,181            --
Retained earnings ..................................    (93,463,990)       (918,061)    (92,545,929)
                                                       ------------    ------------    ------------
Total stockholders' deficit ........................    (29,918,122)      5,398,436     (35,316,558)
                                                       ------------    ------------    ------------
Total liabilities and shareholders' equity (deficit)   $ 52,338,105    $  9,207,002    $ 43,131,103
                                                       ============    ============    ============

                                              Consolidated  GS EnviroServices  Sustainable Systems Pro Forma
                                                  12/31/07           12/31/07         12/31/07      12/31/07
                                              --------------------------------------------------------------

Sales ......................................   $ 29,966,451    $ 15,286,064    $  1,522,189    $ 16,202,576
Cost of sales ..............................     24,049,969      10,962,181       1,271,789      14,359,576
                                               ------------    ------------    ------------    ------------
   Gross profit ............................      5,916,482       4,323,883         250,401       1,843,000
                                               ------------    ------------    ------------    ------------

General and administrative .................      7,884,428       2,490,663          73,457       5,467,222
Selling expense ............................      1,402,220       1,319,714           2,679          85,185
Research and development ...................         95,243            --              --            95,243
Stock based compensation ...................      3,060,756         377,208            --         2,683,548
                                               ------------    ------------    ------------    ------------
   Total operating expenses ................     12,442,647       4,187,585          76,136       8,331,198
                                               ------------    ------------    ------------    ------------

   Loss from operations ....................     (6,526,165)        136,298         174,264      (6,488,198)
                                               ------------    ------------    ------------    ------------

Change in fair value-derivative instrument .      3,974,422            --              --         3,974,422
Impairment of goodwill .....................    (11,153,816)           --              --       (11,153,816)
Loss on disposal of investments ............       (512,732)         20,245            --          (532,977)
Amortization debt discount .................     (4,689,896)           --              (584)     (4,690,480)
Amortization of intangibles ................     (2,100,000)           --              --        (2,100,000)
Miscellaneous income .......................        719,728           1,480          20,572         738,820
Other expense ..............................        (92,634)           --              --           (92,634)
Interest expense-related party .............        (55,584)        (30,612)           --           (24,972)
Interest expense ...........................     (5,026,485)        (67,508)        (66,756)     (5,025,733)
                                               ------------    ------------    ------------    ------------
   Total other income (expense), net .......    (18,936,997)        (76,395)        (46,768)    (18,907,371)
                                               ------------    ------------    ------------    ------------

Loss before provision for income taxes .....    (25,463,162)         59,903         127,496     (25,395,569)

Provision for income taxes .................        (46,605)          4,940            --         (51,545))
                                               ------------    ------------    ------------    ------------

   Income (loss) from continuing operations     (25,509,767)         64,843         127,469     (25,447,114)

Discontinued operations:

Gain from disposal of discontinue operations      2,481,721            --              --         2,481,721
Loss from discontinue operations ...........        (13,255)           --              --           (13,255)
                                               ------------    ------------    ------------    ------------
   Discontinue operations ..................      2,468,466            --              --         2,468,466

Loss before minority interest ..............    (23,041,301)         64,843         127,496     (22,978,648)

Minority interest ..........................     (1,265,762)           --              --        (1,265,762)
                                               ------------    ------------    ------------    ------------

Net income (loss) ..........................    (24,307,063)         64,843         127,496     (24,244,410)

Preferred dividends ........................       (151,875)           --              --          (151,875)
                                               ------------    ------------    ------------    ------------

Net loss applicable to common shareholders .   $(24,458,938)   $     64,843    $    127,496    $(24,396,285)
                                               ============    ============    ============    ============

Earnings per share
Weighted average shares outstanding ........      9,298,850            --              --         9,298,850
                                                 23,006,041            --              --        23,006,041
Basic
Income from continuing operations ..........   $       --      $       --      $       --      $       --
Income from discontinued operations ........           0.01            --              --              0.01
Net income per share - basic and diluted ...           --              --              --              --




                                             Consolidated   GS EnviroServices  Sustainable Systems   Pro Forma
                                                 12/31/06            12/31/06          12/31/06       12/31/06
                                               -------------------------------------------------------------------

Sales .......................................   $ 18,399,360    $ 13,919,838    $  3,524,610    $  8,004,132
Cost of sales ...............................     14,108,953      10,265,914      3,671,0249       7,514,063
                                                ------------    ------------    ------------    ------------
   Gross profits ............................      4,290,407       3,653,924        (146,414)        490,068
                                                ------------    ------------    ------------    ------------

General and administrative expense ..........      5,785,303       2,603,143       1,055,957       4,238,117
Selling expense .............................      1,157,782       1,136,593          13,980          35,169
Research and development ....................        231,785            --              --           231,785
Stock based compensation ....................      2,399,401         150,000            --         2,249,401
                                                ------------    ------------    ------------    ------------
   Total operating expenses .................      9,574,271       3,889,736       1,069,937       6,754,472
                                                ------------    ------------    ------------    ------------

   Loss from operations .....................     (5,283,864)       (235,812)     (1,216,352)     (6,264,404)
                                                                ------------    ------------    ------------

Change in fair value - derivative instrument         776,841         101,423            --           675,418
Loss on disposal of investments .............       (436,667)           --              --          (436,667)
Amortization debt discount ..................     (5,283,960)       (101,423)         (1,000)     (5,183537)
Gain (loss) equipment disposal ..............        (30,380)        (30,688)           --               308
Gain on extinguishment of debt ..............        125,484            --              --           125,484
Loss on legal settlement ....................     (1,500,000)           --              --        (1,500,000)
Miscellaneous income ........................          6,189           2,774         130,304         133,719
Interest expense - related party ............       (153,250)        (23,690)           --          (129,560)
Interest expense ............................     (1,749,450)        (42,028)       (214,737)     (1,922,159)
                                                ------------    ------------    ------------    ------------
   Total other income (expense), net ........     (8,245,193)        (93,632)        (85,434)     (8,236,995)
                                                ------------    ------------    ------------    ------------

Loss before provision for income taxes` .....    (13,529,057)       (329,444)     (1,301,785)    (14,501,398)

Provision for income taxes ..................          3,848         136,743            --          (132,895)
                                                ------------    ------------    ------------    ------------

   Income (loss) from continuing operations .    (13,525,209)       (192,701)     (1,301,785)    (14,634,293)

Discontinued operations

Gain from disposal of discontinued operations
Loss from discontinued operations ...........        359,283            --              --           359,283
                                                ------------    ------------    ------------    ------------
   Discontinued operations ..................        359,283            --              --           359,283

Loss before minority interest ...............    (13,165,926)       (192,701)     (1,301,785)    (14,275,010)
Minority interest ...........................           --              --              --              --
                                                ------------    ------------    ------------    ------------
Net loss ....................................    (13,165,926)       (192,701)     (1,301,785)    (14,275,010)

Preferred dividends .........................       (681,593)           --              --          (681,593)
                                                ------------    ------------    ------------    ------------
Net loss applicable to common shareholders ..   $(13,847,519)   $   (192,701)   $ (1,301,785)   $(14,956,603)
                                                ============    ============    ============    ============

Earnings per share
Weighted average common shares outstanding ..        927,290            --              --           927,290
                                                     927,290            --              --           927,290
Basic
Income from continuing operations ...........   $       0.03            --              --      $       0.03
Income from discontinued operations .........           --              --              --              --
                                                ------------    ------------    ------------    ------------
                                                $       0.03            --              --      $       0.03

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

Cash paid directly to seller from Line of Credit              $       387,000
Cash paid directly to seller                                           43,000
   Closing costs                                                       17,842
                                                              ---------------
   Total purchase cost                                        $       447,842
                                                              ===============
Allocation of purchase price:
   Tools and equipment                                        $        26,826
   Goodwill                                                           421,016
                                                              ---------------
   Total assets acquired                                      $       447,842
                                                              ===============

On January 16, 2007, GS AgriFuels executed an agreement with Fulton Biodiesel, LLC, a subsidiary of Homeland Energy Biofuels, LLC ("Homeland Energy") to form GS Fulton Biodiesel LLC ("GS Fulton Biodiesel"). The agreement calls for GS AgriFuels to own 80% of this company which will construct a ten million gallon per year biodiesel plant in Fulton, New York. The agreement additionally calls for Homeland Energy to contribute executed feedstock and off take agreements that are sufficient for the biodiesel facility to meet its profitability goals. Homeland Energy has not to date contributed such agreements. GS Fulton Biodiesel is consequently expected to be dissolved during 2008.


30       DISPOSAL OF MINORITY INVESTMENTS

During the twelve months ended December 31, 2007, GreenShift liquidated its holdings in Ovation Products Corporation, TerraPass, Inc., Air Cycle Corporation and General Hydrogen Corporation for $945,000, $402,000, $335,000, and $135,223 respectively.

On January 14, 2006, General Ultrasonics Corporation, a former subsidiary of GreenShift, acquired 70% of H2 Energy Solutions, Inc. H2 Energy owned the rights to certain patented ultrasonics technologies used in the reformation of synthetic fuels.

On February 26, 2007, General Carbonics Corporation, a former subsidiary of GreenShift, acquired patent-pending technologies involving carbon aerogel composites (United States Patent Application Nos. 10/327,300, 10/695,214, 10/800,993, 10/840,544, and 10/198,095) (the "GCC Technologies").

Effective July 1, 2007,  GreenShift  converted the  substantial  majority of its investments in General Ultrasonics Corporation, H2 Energy Solutions, Inc., General Carbonics Corporation and Aerogel Composite, Inc. into senior secured demand notes in the amounts of $1,574,191 (including an accretion clause for advances), $261,327, $191,427 (including an accretion clause for residual advances), and $500,000, respectively. (GreenShift had previously written off its initial investment in Aerogel Composite during 2006). In addition, effective July 1, 2007, the Company assigned all but 1,000 shares of the shares of each of General Ultrasonics Corporation, H2 Energy Solutions, Inc., General Carbonics Corporation and Aerogel Composite, Inc. back to certain shareholders of each company. Also effective July 1, 2007 GreenShift's chairman resigned from the officer and director posts previously held at General Ultrasonics, General Carbonics and H2 Energy Solutions and the director post previously held at Aerogel Composite. GreenShift will continue to hold an interest in the senior secured demand notes, but as it is highly doubtful these amounts will be collected, the Company has taken a conservative stance and has decided to write-off these investments. Neither the Company, nor any of its affiliates, has any license or other right to any of the technologies of General Ultrasonics Corporation, H2 Energy Solutions, Inc., General Carbonics Corporation and Aerogel Composite, Inc. The Company's sole interest in each of General Ultrasonics Corporation, H2 Energy Solutions, Inc., General Carbonics Corporation and Aerogel Composite, Inc. is 1,000 shares in each company and its senior secured loans in each company.

31       SUBSEQUENT EVENTS

Completion of Name Change

Effective February 11, 2008, the Company changed its name from GS CleanTech Corporation to GreenShift Corporation.

Completion of Acquisition of Bollheimer & Associates, Inc.

Effective January 1, 2008, the Company acquired 100% of the stock of Bollheimer & Associates in return for $450,000 in cash plus shares of performance based Series B Preferred Stock that are convertible into 500,000 shares of Company common stock. The cash portion of the acquisition price is to be paid in five installments (the first of which was paid at closing), with the last installment due on or before January 1, 2011 provided that Bollheimer & Associates continues to generate at least $125,000 in gross sales per year for the next three years. The shares of performance based Series B Preferred Stock issued at closing are convertible on a pro rated basis into 500,000 shares of Company common stock in conjunction with the Company's realization of $50,000,000 in EBITDA. Phil Bollheimer, the president of Bollheimer & Associates, entered into an employment agreement with the Company in connection with this transaction.

Revolving Line of Credit for Construction of Corn Oil Extraction Facilities

On January 25, 2008, GS COES (Yorkville I), LLC, a subsidiary of the Company, closed on the terms of a Credit Agreement with YAGI. The Credit Agreement will make funds available to GS COES (Yorkville I) for the purpose of constructing and installing corn oil extraction facilities that have been ordered by several ethanol manufacturers. The funds available will equal $10 million less the outstanding balance due at the time of borrowing from NextGen Fuels, Inc. (also a subsidiary of the Company) to Stillwater Asset-Based Fund, LP. The current balance due to Stillwater Asset-Based Fund is currently approximately $3.8 million. At the current rate of payment, the entire balance due to Stillwater Asset-Based Fund will be satisfied by July 2008.

Amounts advanced by YAGI to GS COES (Yorkville I) LLC (the "Loans") will be repayable on the following terms:

     >>   All Loans must be repaid on or prior to August 31, 2009.

     >> Commencing on July 1, 2008, GS COES must pay to YAGI on account of the principal amount of the Loans an amount equal to the greater of (a) $100,000 and (b) 30% of its EBITDA for the month.

     >>   GS COES may prepay the Loans without penalty.

GS COES (Yorkville I) is also required to pay to YAGI:

     >>   Interest on the Loans at a rate of 20% per annum.

     >> A fee equal to $0.10 per gallon of corn oil extracted at the GS COES (Yorkville I) installations until the later of (a) the date on which the Credit Agreement is terminated or (b) the date on which YAGI has received the fee with respect to 20 million gallons.

To induce YAGI's entry into the Credit Agreement and in consideration of YAGI's execution of the Restructuring Agreement described below, GS CleanTech issued six million shares of its common stock to YAGI.

Transactions Relating to GS EnviroServices

During January 2008, GS EnviroServices redeemed the majority of the Company's stock holdings in GS EnviroServices in return for the reduction of certain Company convertible debts due to YA Global Investments, L.P. ("YAGI"). As of January 25, 2008, the Company held only a minority stake in GS EnviroServices and will consequently cease to consolidate the revenue and earnings of GS EnviroServices. Subsequent to this transaction, Kevin Kreisler, the Company's chairman and chief executive officer resigned from the position of chairman of the GS EnviroServices board of directors. Additional information on these and other subsequent events relevant to GS EnviroServices are provided here:

Liquidation of Majority Stake in GS EnviroServices

On January 25, 2008, the Company, which owned 15 million shares of the common stock of GS EnviroServices, 53% of its outstanding shares, entered into a Stock Purchase Agreement with GS EnviroServices. The Stock Purchase Agreement provided that GS EnviroServices would repurchase 8,733,333 shares of GS EnviroServices common stock from the Company in exchange for the issuance to YAGI of a $2,000,000 convertible debenture, and the cancellation by YAGI of $2,000,000 of indebtedness owed by the Company.

The Stock Purchase Agreement, combined with a letter agreement between GS EnviroServices and YAGI, further provides that if GS EnviroServices pays $1,000,000 to YAGI on or before May 10, 2008, then the remaining 6,266,667 shares of GS EnviroServices owned by the Company will be transferred to GS EnviroServices in return for the cancellation by YAGI of an additional $1,000,000 of indebtedness owed by the Company.

As part of these transactions, the Company granted a proxy to the board of directors of GS EnviroServices authorizing the board to vote the shares of GS EnviroServices issued in the name of the Company. The proxy with respect to the 8,733,333 shares exchanged for $2,000,000 noted above terminates in the event of a default by GS EnviroServices of its loan obligations to YAGI. The proxy with respect to the 6,266,667 shares will terminate on May 10, 2008.

Convertible Debenture Issued by GS EnviroServices to YAGI

The Secured Convertible Debenture that GS EnviroServices issued to YAGI bears interest at 10% per annum, payable monthly. Principal payments will be due as follows: $1,000,000 due on February 11, 2008; $27,777.77 due on March 10, 2008
and on the first business day of every month thereafter (although YAGI may defer any such monthly payment to the Maturity Date); the balance due on February 11, 2009 (the "Maturity Date").

The Debenture provides that GS EnviroServices will be entitled to redeem the Debenture at any time when the closing bid price for its common stock is less than $0.05 and no event of default has occurred. However, a separate Letter Agreement provides that GS EnviroServices may redeem the Debenture in full on or before May 10, 2008 if it makes the $1,000,000 payment for the 6,266,667 shares purchased from GS CleanTech under the Stock Purchase Agreement described above.

YAGI may convert the accrued interest and principal into GS EnviroServices common stock at a conversion rate equal to the lesser of $0.05 or 80% of the lowest closing bid price for the 30 trading days preceding conversion. However, at no time may YAGI beneficially own more than 4.99% of the outstanding shares of GS EnviroServices common stock. The conversion feature on this debenture due to YAGI is variable based on trailing market prices and contains an embedded derivative. On February 11, 2008, the Company paid the $1,000,000 principal payment and redeemed 4,366,667 shares. A note discount of $1,125,000 and a derivative liability of $1,125,000 were recorded by GS EnviroServices at the assumption date.

GS EnviroServices Guarantees

On January 25, 2008, in connection with the transactions described above, the Company completed a financing that resulted in GS EnviroServices becoming the guarantor of up to $1,500,000 in debts owed by several of its affiliates, pursuant to a Global Guaranty Agreement dated January 11, 2008. The beneficiary of the guarantees was YAGI, which committed to extend credit to those affiliates. The Global Guaranty Agreement was modified by a letter agreement between YAGI and GS EnviroServices dated January 11, 2008. The Letter Agreement provides that the liability of GS EnviroServices under the Global Guaranty Agreement will be limited to $1.5 million plus any costs of collection. In addition, the potential liability will be further reduced by the amount of any proceeds realized by YAGI from the sale of shares pledged by GreenShift pursuant to the Amended Forbearance Agreement described below. The Letter Agreement also provides that:

     >> if GS EnviroServices pays YAGI $1,000,000 on or before May 10, 2008, the 6,266,666 shares identified below as "GS Pledged Shares Pool 1" will be released from the pledge;

     >> if GS EnviroServices satisfies the $1,000,000 payment obligation under its Debenture due on February 11, 2008, one-half of the 8,733,333 shares identified below as "GS Pledged Shares Pool 2" will be released from the pledge; and

     >> when the Debenture issued by GS EnviroServices to YAGI is satisfied, all of the shares in GS Pledged Shares Pool 2 will be released from the pledge.

If, therefore, GS EnviroServices pays $3 million (plus interest on the Debenture) on or before May 10, 2008, then it will be relieved of its guaranty obligations. If it does not make that payment, then its total potential liability to YAGI will consist of its obligations under the $2 million Debenture and its guaranty of up to $1.5 million of its affiliates' debts. On February 11, 2008, GS EnviroServices paid the $1,000,000 principal payment due on February 11, 2008.

Stock Issuance by GS EnviroServices

To induce YAGI's entry into the Letter Agreement and other transactions recited in this Report, GS EnviroServices issued two million shares of its common stock to YAGI. This stock was issued on January 17, 2008 at $0.07 per share. The Company recorded a $140,000 expense in January of 2008 for this stock issuance.

Convertible Debentures Issued by GS EnviroServices

On February 11, 2008, GS EnviroServices accepted $800,000 from key employees and investors. The proceeds were used to complete the $1,000,000 due to YAGI on February 11, 2008. The remaining $200,000 was drawn from the Company's Line of Credit. James F. Green, President and CEO contributed a total of $400,000. Mr. Green converted $200,000 into 4,366,667 shares of stock at $0.45 per share.

On February 11, 2008, GS EnviroServices accepted loans from the following individuals:

>>       $200,000 James F. Green, President and CEO
>>       $100,000 Doris Christiani, Chief Financial Officer
>>       $100,000 Steven Powers, President, Enviro-Safe Corporation (NE)
>>       $100,000 Ross Hartman, President, Enviro-Safe Corporation
>>       $100,000 Nickel City Ventures, Consultant

In consideration for the above loans, GS EnviroServices issued each party a Convertible Debenture for the face value on February 11, 2008. The conversion price on the Debentures is the lesser of $0.06 or eighty percent (80%) of the lowest Closing Bid Price of the Common Stock during the thirty (30) trading days immediately preceding the Conversion Date. The Debentures bear interest at 10% per annum. Accrued interest and principal is due and payable on February 11, 2010. The conversion feature on these debentures is variable based on trailing market prices and contain embedded derivatives. A $870,000 note discount and $870,000 derivative liability in aggregate were recorded at the assumption date. On February 11, 2008, the holders of the $600,000 convertible debentures were granted 600,000 warrants, which entitle the holders to purchase 600,000 common shares of the Company at an exercise price of $0.10 per share, and expire on February 11, 2018. In accordance with APB 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants," $44,484, representing the relative fair value of the warrants at the issuance date, was allocated to additional paid in capital.

Restructuring Agreements with YA Global Investments, LP

Restructuring of Convertible Debentures Previously Issued by GreenShift

In connection with the GS COES (Yorkville I) financing, the Company and YAGI entered into a Restructuring Agreement. The Restructuring Agreement provided for the exchange of all convertible debentures issued by the Company to YAGI (formerly known as Cornell Capital Partners, LP) for four amended and restated debentures. However, the principal balance of one of the debentures was reduced by $2,000,000 pursuant to the stock purchase transaction between the Company and GS EnviroServices, Inc. discussed above. The aggregate principal amount of the restated debentures was $6,931,288.

The terms of the amended and restated debentures are:

     >> Principal and interest may be converted, at YAGI's option, into shares of Company common stock, at a conversion price of $1.25 per share.

     >> On the first business day of each month, the Company must pay $250,000 to YAGI. If the Company fails to make the payment, YAGI shall be entitled to convert that amount of accrued interest and principal into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 or (b) 90% of the volume weighted average price for the twenty trading days preceding conversion. If a monthly payment is not made and YAGI does not opt to convert, then the unpaid amount will be added to the amount due on the first day of the following month.

     >> All unpaid interest and principal will be due and payable on December 31, 2011.

     >>   The debentures bear interest at 10% per annum.

The following table shows the current status of the convertible debentures issued by GS CleanTech and its affiliates to YAGI, after application of the covenants in the Restructuring Agreement.

                                                                                                     Principal Amount
                                                                         Current                       of Amended and
                                                       Original        Principal      Accrued and            Restated
Creditor              Original Issuance Date  Principal Balance          Balance  Unpaid Interest          Debentures
------------------- ------------------------- ------------------ ---------------- ---------------- -------------------
GreenShift Corporation
                    February 8, 2006                 $1,900,000       $1,900,000         $184,986          $2,084,986
                    April 13, 2006                   $4,400,000       $2,400,000         $389,277          $2,789,277
                    February 27, 2007                $1,125,000       $1,125,000          $99,062          $1,224,062
                    March 31, 2004                   $2,190,410         $712,510         $120,453            $832,963

GS AgriFuels Corporation (subsidiary of GreenShift)
                    June , 2006                      $5,500,000       $5,500,000         $863,425                N.A.
                    October, 2006                   $13,000,000      $12,860,000       $1,524,384                N.A.

GS EnviroServices, Inc. (former subsidiary of GreenShift)
                    January 11, 2008                                                                       $2,000,000

Amended Forbearance Agreement

In connection with the financing transactions described above, YAGI entered into an Amended and Restated Forbearance Agreement with the Company, Carbonics Capital Corporation (the Company's former parent), and Viridis Capital, LLC (the Company's majority shareholder). The Forbearance Agreement recited that a default previously existed under certain debentures issued to YAGI by the Company and its subsidiaries, which were guaranteed by the Company and Viridis Capital. In order to secure the defaulted debentures, the parties had, at the time of issuance of the debentures, pledged to YAGI the following securities:

Pledgor                Pledged Shares                                                                          Issuer
---------------------- --------------------------------------------------------------------- -------------------------
Viridis                800,000 shares of Series D Preferred Stock  convertible into common     GreenShift Corporation
                       stock
Viridis                1,000,000  shares  of  Series C  Preferred  Stock  convertible  into    Carbonics Capital Corp
                       common stock
Viridis                1,000,000  shares  of  Series C  Preferred  Stock  convertible  into     EcoSystem Corporation
                       common stock
GreenShift             6,266,666 shares of common stock of GS EnviroServices                        GS EnviroServices
GreenShift             8,733,333 shares of common stock of GS EnviroServices                        GS EnviroServices

The Amended and Restated Forbearance Agreement stipulates that YAGI may not at any time own more than 4.99% of the outstanding common shares of any of the issuers. Each time YAGI takes shares under the Agreement, 90% of the volume weighted average market price for the five trading days preceding the delivery will be applied against the principal amount of the Debentures. YAGI agreed that, if no other defaults occur under the Debentures, it would waive all other rights and penalties available to it as a result of the present defaults.

Restatement of Guarantees by GreenShift, Viridis Capital, LLC and Kevin Kreisler

Payment of all obligations with respect to the Loans and the Debentures noted above has been guaranteed by the Company, by its Chairman, Kevin Kreisler, by his holding company, Viridis Capital, LLC, and by all of the subsidiaries of the Company. The Loans and the Debentures are also guaranteed up to $1.5 million by GS EnviroServices, Inc., an affiliate and former subsidiary of the Company. GS COES (Yorkville I) LLC and each guarantor has pledged all of its assets to secure repayment of the Loans and the Debentures.

Consent to Short-Form Merger of GS AgriFuels

In connection with the foregoing financing transactions, the Company, its subsidiary, GS AgriFuels Corporation, and YAGI entered into an Agreement relating to the previously announced plan of the Company to effect a short-form merger of GS AgriFuels so as to redeem for cash all shares of GS AgriFuels not owned by the Company.

Because GS AgriFuels is indebted to YAGI in the amount of $20,359,631, YAGI's consent to the short-form merger was required. YAGI gave its consent in the Agreement, subject to the following commitments by the Company and GS AgriFuels:

>> GS AgriFuels was required to amend the Certificate of Designations for its Series C Preferred Stock to provide that it would be convertible at a fixed rate of 32 common shares for each share of Series C stock, and to provide that no Series C shares may be issued while any portion of the debt to YAGI is outstanding.

     >> GS AgriFuels agreed to issue 3,329,630 common shares to YAGI after the short-form merger is completed.

     >> The parties agreed that no more than 36,650,630 shares of GS AgriFuels may be issued, on a fully-diluted basis.

     >> The Company agreed to obtain an independent appraisal of the value of GS AgriFuels. The debentures issued by GS AgriFuels to YAGI will then be modified to provide that the interest and principal are convertible by YAGI into GS AgriFuels common stock at a price equal to the lesser of (a) $0.255 or (b) 80% of the appraised value on a per share basis.

     >> GS AgriFuels agreed to pay to YAGI, on account of its debentures, 10% of its cash receipts and 50% of free cash flows after regular debt service.

Completion of GS AgriFuels Corporation Go-Private Transaction

On February 29, 2008, a wholly owned subsidiary of the Company filed a Certificate of Ownership and Merger merging the subsidiary into GS AgriFuels pursuant to the short-form merger provisions of Section 253 of the Delaware General Corporation Law. As a result of that filing, the Company became the owner of 100% of the outstanding shares of GS AgriFuels. The Certificate of Ownership and Merger provided that shareholders of record of GS AgriFuels as of the close of business on February 29, 2008 would be paid cash at the rate of $0.50 per share on March 27, 2008, which payment was initiated on March 27, 2008. The common stock of GS AgriFuels continued to be listed for trading on the OTC Bulletin Board through March 27, 2008. Effective March 28, 2008, the common stock of GS AgriFuels was delisted from the OTC Bulletin Board and became non-transferable.

Reduction of Debt Payable to Related Parties

Effective March 31, 2008, Carbonics Capital Corporation, an entity that is 80% owned by Viridis, waived $2,000,000 of notes payable to Carbonics by the Company.

Reduction and Restriction of Founder Shares

Effective March 20, 2008, the Company entered into an amended and restated employment agreement with its chairman and chief executive officer, Kevin Kreisler, and Viridis Capital, LLC, pursuant to which Viridis agreed to reduce and restrict the shares of Company common stock issuable upon conversion of Viridis' founder shares - its 800,000 shares of Company Series D Preferred Stock (the "Series D Shares"). The Series D Certificate of Designations (the "Series D CD") currently provides for the conversion of the Series D Shares into 64% of GreenShift's fully-diluted common stock (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by Viridis).

Importantly, Viridis' Series D Shares are the primary collateral securing the Company's repayment obligations to YAGI. The Company's agreements with YAGI accordingly require the Company to receive YAGI's consent to the amendment of the Series D CD.

Subject to the receipt of YAGI's consent, the Company, Viridis and Mr. Kreisler have agreed to amend the Series D CD as soon as practicable to provide as follows: (a) the Conversion Ratio shall be reduced and amended such that each one share of Series D Preferred Stock shall be convertible into no more than 156 shares of Company common stock; and (b), the conversion of the Series D Shares shall be restricted such that the Series D Shares shall only be convertible into Company common shares at the new conversion ratio on a pro-rated basis in conjunction with the Company's realization of $75,000,000 in annualized earnings before interest, taxes, depreciation and amortization and non-cash and non-recurring items ("EBITDA"). The following is a schedule of the shares potentially issuable upon conversion of the Series D Shares in the event and to the extent that the Company achieves the agreed upon EBITDA targets:

Annualized                           Number of Series D Shares                             Number of Common Shares
EBITDA Target ($)                       That Can Be Converted                             Issuable Upon Conversion
------------------------------------------------------------------------------------------------------------------
$    5,000,000                                          53,333                                           8,320,000
$   10,000,000                                         106,667                                          16,640,000
$   15,000,000                                         160,000                                          24,960,000
$   20,000,000                                         213,333                                          33,280,000
$   25,000,000                                         266,667                                          41,600,000
$   30,000,000                                         320,000                                          49,920,000
$   35,000,000                                         373,333                                          58,240,000
$   40,000,000                                         426,667                                          66,560,000
$   45,000,000                                         480,000                                          74,880,000
$   50,000,000                                         533,333                                          83,200,000
$   55,000,000                                         586,667                                          91,520,000
$   60,000,000                                         640,000                                          99,840,000
$   65,000,000                                         693,333                                         108,160,000
$   70,000,000                                         746,667                                         116,480,000
$   75,000,000                                         800,000                                         124,800,000

Reduction and Restriction of Management Shares

In connection with the reduction and restriction of the shares issuable upon conversion of the Series D Shares held by Viridis, the Company entered into amended and restated employment agreements in March 2008 with all senior management and technical staff. These employment agreements called for the issuance of 2,425,333 shares of Company Series B Preferred Stock (the "Series B Shares"), which shares are convertible into Company common stock at the fixed rate of one Series B Share into 25 shares of Company common stock; provided, however, that the conversion of the Series B Shares shall be restricted such that the Series B Shares shall only be convertible into Company common shares on a pro-rated basis in conjunction with the Company's realization of $50,000,000 in annualized EBITDA. The following is a schedule of the shares potentially issuable upon conversion of the Series D Shares in the event and to the extent that the Company achieves the agreed upon EBITDA targets:

Annualized                           Number of Series B Shares                             Number of Common Shares
EBITDA Target ($)                       That Can Be Converted                             Issuable Upon Conversion
------------------------------------------------------------------------------------------------------------------
$    5,000,000                                         242,533                                           6,063,333
$   10,000,000                                         485,067                                          12,126,665
$   15,000,000                                         737,600                                          18,189,998
$   20,000,000                                         970,133                                          24,253,330
$   25,000,000                                       1,212,667                                          30,316,663
$   30,000,000                                       1,455,200                                          36,379,995
$   35,000,000                                       1,697,733                                          42,443,328
$   40,000,000                                       1,940,266                                          48,506,660
$   45,000,000                                       2,182,800                                          54,569,993
$   50,000,000                                       2,425,333                                          60,633,325

Executive Officer Employment Agreements

Effective March 20, 2008, the Company entered into amended and restated employment agreements with David Winsness, the Company's Chief Technology Officer, Greg Barlage, the Company's Chief Operating Officer, and Ed Carroll, the Company's Chief Financial Officer. These agreements call for a salary of $150,000 per year for each employee and reduce and restrict the shares and other compensation due to each employee as compared to earlier agreements between each employee and the Company. Each agreement also included the above described EBITDA performance restriction on conversion and provides for 400,000, 300,000 and 240,000 shares of Series B Shares to be issued to Mr. Winsness, Mr. Barlage and Mr. Carroll, respectively. These shares are convertible into a total of 10,000,000, 7,500,000 and 6,000,000 shares, respectively, in line with the satisfaction of the $50,000,000 EBITDA targets noted above. In Mr. Carroll's case, 40,000 of his Series B Shares, corresponding to 1,000,000 common shares, are subject to an additional restriction that requires the completion by the Company of certain financing.

Pro Forma Fully Diluted Shares of Common Stock Outstanding

The following pro forma fully diluted share structure is based on the shares of common stock outstanding as of March 31, 2008 plus the performance-based shares described above:

                       Performance-Based EBITDA Threshold

                                 $ 2,320,241       $10,000,000       $25,000,000      $50,000,000      $75,000,000
------------------------------------------------------------------------------------------------------------------
Outstanding at March 31, 2008     55,546,526        55,700,526        55,700,526       55,700,526       55,700,526
Employee Pool                      9,167,609        12,126,665        30,316,663       60,633,325       60,633,325
Viridis Capital, LLC               1,486,391        16,640,000        41,600,000       83,200,000      124,800,000
------------------------------------------------------------------------------------------------------------------
Pro Forma Shares Outstanding      66,200,526        84,467,191       127,617,189      199,533,851      241,133,851

Completion of Restructuring

Consolidation of Subsidiaries

Effective March 31, 2008, the Company's subsidiary, GS CleanTech Corporation (f/k/a GS Ethanol Technologies, Inc.), and its subsidiaries, GS Design, Inc., GS Rentals, LLC and GS CO2 Technologies, Inc., executed an Agreement and Plan of Merger calling for the merger of these four entities. GS CleanTech Corporation (f/k/a GS Ethanol Technologies, Inc.) will be the survivor of this merger. This transaction is to enable the Company to administer its operations at improved cost-efficiencies and it is expected to close in May 2008 and.

Sale by GS EnviroServices of Substantially All of its Assets

On March 31, 2008 GS EnviroServices entered into an Asset and Stock Purchase Agreement dated as of March 29, 2008 by and among Triumvirate Environmental, Inc. ("Buyer") and GS EnviroServices, Inc., and GS EnviroServices' subsidiaries, Enviro-Safe Corporation and Enviro-Safe Corporation (NE) (the "Agreement"). The Agreement provides that after satisfaction of certain specified conditions, GS EnviroServices will sell substantially all of its assets to Triumvirate Environmental. Specifically, the assets to be sold are most of the assets of Enviro-Safe Corporation and the capital stock of Enviro-Safe Corporation (NE). At the same time Triumvirate Environmental will assume responsibility for certain designated liabilities of Enviro-Safe Corporation, including its trade payables, its accrued expenses, and certain identified executory contracts.

The purchase price for the assets and capital stock will be the sum of $5,000,000, to be paid in cash on the closing date. In addition, approximately 60 days after the closing, Triumvirate Environmental will pay to GS
EnviroServices an amount equal to the net working capital of Enviro-Safe Corporation and Enviro-Safe Corporation (NE) as of the closing date, less the amount of any claims or adjustments, as provided for in the Agreement. The purchase price will be applied first to satisfy GS EnviroServices' liabilities to YA Global Investments ("YAGI"), TD Banknorth, and the holders of its outstanding debentures, and to satisfy all tax liabilities. The net amount of the purchase price will be paid to GS EnviroServices directly. Management estimates that the net amount paid to GS EnviroServices (including the net working capital adjustment) will be approximately $1,700,000, and that GS EnviroServices will have approximately $150,000 in liabilities remaining after the closing, depending on the results of operations prior to the closing date. The Agreement contains customary representations and warranties of the selling parties and Buyer, and provides for indemnification by GS EnviroServices and Enviro-Safe Corporation for any breach of their covenants and their representations and warranties in the Agreement, with a threshold of $50,000 and a cap of $1 Million, subject to exclusions for certain claims and matters as set forth in the Agreement.

The closing will occur after all conditions stated in the Agreement have been satisfied or waived. The conditions include:

     >> Satisfactory review of Disclosure Schedules and completion of due diligence by Buyer;

     >> That YAGI grants an extension of the May 10 deadline set forth in its letter agreement with GS EnviroServices, which provides that if GS EnviroServices redeems 6,266,667 of its outstanding shares by payment of $1,000,000 on or before May 10, 2008 and repays in full the debenture held by YAGI by such date, then GS EnviroServices' $1.5 million limited guaranty of certain third party indebtedness to YA Global Investments will be cancelled without further payment;

     >>   That  the  net  working   capital  of  Enviro-Safe   Corporation   and
          Enviro-Safe Corporation (NE) as of the closing date shall be no less than $500,000; and

     >> That the holders of the requisite number of shares of GS EnviroServices shall have approved the transaction, which has already occurred, and that GS EnviroServices shall have distributed to all of its shareholders the information statement required by Regulation 14C of the Securities and Exchange Commission.

The Agreement provides that if the closing has not occurred by July 31, 2008, the Agreement may be terminated by either party. This disclosure is qualified in its entirety by the provisions of the Agreement, which is being filed as an exhibit to the Company's Form 8K filed on April 4, 2008.

The Company expects that a successful closing of this transaction will result in the cash repayment of $1,000,000 of the Company's convertible debt due to YAGI.

Pro Forma Organizational Structure

The following is an outline of our expected organizational structure at the targeted completion of all of the above-described transactions:

Company                                                                           Status                     Nature
-------------------------------------------------------------------------------------------------------------------
GreenShift Corporation (OTC Bulletin Board: GERS)                                 Active                    Holding

1.   GS CleanTech Corporation (f/k/a GS Ethanol Technologies, Inc.)               Active                  Operating
       GS COES (Yorkville I), LLC                                                 Active                  Operating
       GS Global Biodiesel, LLC                                                   Active                  Operating
       Bollheimer & Associates, Inc.                                              Active                  Operating
       Sterling Planet, Inc.                                                      Active        Minority Investment

2.     GS AgriFuels Corporation Active Holding NextGen Acquisition, Inc.          Active                    Holding
         NextGen Fuel, Inc.                                                       Active                    Holding
       Sustainable Systems, Inc.                                                  Active                    Holding
         Sustainable Systems, LLC                                                 Active                  Operating
       ZeroPoint Clean Tech, Inc.                                                 Active        Minority Investment

ITEM 8   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE

None.

ITEM 8A  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer carried out an evaluation which was supported by an outside accounting firm and included inquiries made to certain other of our employees, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.

The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in its reports filed under the Exchange Act, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The Company's internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements in conformity with GAAP. Management determined that at December 31, 2007, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S.
GAAP) that are commensurate with the Company's financial reporting requirements. Contributing to this lack of sufficient resources was the large number of non-recurring transactions completed during the fourth quarter of 2007 and first quarter of 2008. This caused the Company to take the following actions so that its consolidated financial statements as of, and for the year ended December 31, 2007, are presented in accordance with U.S. GAAP. These actions included (i) appointing a new Chief Financial Officer with substantial public company business management, governance and financial experience, (ii) supplementing existing resources with technically qualified third party consultants and (iii) performing additional procedures and reviews.

Management intends to strengthen its accounting and compliance procedures further in 2008 by hiring additional accounting staff to help ensure that the Company is following best practices with respect to regulatory and compliance matters by:

     >> appointing a new controller, who is primarily responsible for keeping the Company apprised of contemporary accounting issues;

     >> enhancing the Company's internal audit function by increasing the number of accounting staff and recruiting additional seasoned audit professionals where required;

     >> developing written procedures for, among other items, reviewing unusual financial statement adjustments and allocating costs to the Company's segments;

     >> adopting process improvements concerning the Company's financial statement close process;

     >> developing additional training programs for the Company's finance and accounting personnel; and,

     >> developing enhanced educational programs for personnel at all levels in ethics, corporate compliance, disclosure, procedures for anonymous reporting of concerns and mechanisms for enforcing Company policies.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in rules 13a-15(f) and 15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of the Chief Executive Officer and the Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting. The assessment was conducted using the criteria in Internal Control--Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of the company's internal control over financial reporting, management identified the following material weakness in the company's internal control over financial reporting as of December 31, 2007. Management determined that at December 31, 2007, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements. Contributing to this lack of sufficient resources was the unanticipated voluntary turnover of key personnel late in the year. This material weakness resulted in the identification of adjustment during the financial statement close process that have been recorded in the consolidated financial statements.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the Internal Control--Integrated Framework issued by COSO.

Remediation of Material Weakness in Internal Control over Financial Reporting

The company has commenced efforts to address the material weakness in its internal control over financial reporting and the ineffectiveness of the company's disclosure controls and procedures. The company plans to remediate its material weakness through the following actions:

     >> the Company has hired a new corporate controller and reassigned responsibilities among key accounting personnel,

     >> the Company will add personnel with an appropriate level of U.S. GAAP tax accounting knowledge and experience to its income tax accounting function,

     >> the Company will add personnel with an appropriate level of U.S. GAAP accounting knowledge and experience, and

     >> the Company will continue to supplement existing resources with consultants where needed.

Change in Internal Control Over Financial Reporting

Other than described above, there have been no changes in the company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

                                    PART III

ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS

Name                        Age  Position
-----------------------------------------------------------------------------
Kevin Kreisler               35  Chairman, President & Chief Executive Officer
David Winsness               40  Director, Chief Technology Officer
Greg Barlage                 43  Director, Chief Operating Officer
Edward Carroll               41  Director, Chief Financial Officer

Kevin Kreisler is the founder, chairman and chief executive officer of GreenShift Corporation. Mr. Kreisler has been responsible for devising the Company's business plans, hiring the Company's management and technologists, directing the financing, acquisition, development and commercialization of the Company's technologies, overseeing the financing, design, construction and operation of facilities based on those technologies, and completing the financing and acquisition of strategically compatible companies. Mr. Kreisler served as the Company's vice president from 1998 to 2000, president from 2000 to 2002, chief executive officer from 2002 to 2005 and has served as the Company's chairman from 2005 to the present. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering,
1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey. On January 31, 2008, Mr. Kreisler resigned as the Chairman of GS EnviroServices.

David Winsness is GreenShift's chief technology officer and has led the commercialization effort for technologies. Mr. Winsness has spearheaded the addition of over a dozen patented and patent pending technologies to GreenShift's portfolio, many of which were developed and authored directly by Mr. Winsness, including GreenShift's Corn Oil Extraction Technology. Mr. Winsness is a graduate of Clemson University (B.S., Mechanical Engineering) and he has spent his professional career as a process engineer in the chemical, food, pharmaceutical and power generation markets. Prior to accepting a position with GreenShift, Mr. Winsness served as chief technology officer and eventually chief executive officer of Vortex Dehydration Technology where he directed the research, development and commercialization of a technology that is now GreenShift's Tornado Generator(TM).

Greg Barlage is GreenShift's chief operating officer. His prior experience includes 15 years of process engineering, manufacturing optimization, maintenance and operations management with a leading food products company. For the past 6 years Mr. Barlage worked for Alfa Laval, a global leader in heat transfer, separation, and fluid handling solutions. There he was responsible for all capital equipment sales to the meat processing and vegetable oil processors in the U.S. In this position he effectively reformed the sales team to grow sales and innovate with new products and systems for these industries. Notably, Mr. Barlage lead the Alfa Laval team as it worked with GreenShift's management in the commercialization of its proprietary corn oil extraction technology. Mr. Barlage has also worked on the engineering and installation of a commercial scale version of GreenShift's Tornado Generator(TM) technology located in Joplin, Missouri, where it effectively processes and dehydrates poultry products into highly nutritional and shelf stable products. This system operates 24 hours per day, 5 days per week and also uses Alfa Laval heat transfer and centrifuge components in conjunction with the Tornado Generator(TM) to produce high quality animal fats, chicken broth and dehydrated poultry proteins. Mr. Barlage has a B.S. in Electrical Engineering from the University of Toledo, Toledo, Ohio, and an MBA from the University of St. Thomas, Minneapolis.

Edward Carroll serves as GreenShift's chief financial officer. Mr. Carroll has over 13 years in investment banking and corporate finance. Mr. Carroll has experience executing mergers & acquisitions and large scale transactions and has managed the entire lifecycle of M&A transactions from negotiating financial terms to financing the deals to implementing change across multiple business units to increasing shareholder value. He has extensive experience in general industrial and cross-border M&A/change of control transactions including acquisitions, divestitures, recapitalizations and joint ventures. Mr. Carroll has worked with both U.S., European and Japanese companies in acquiring U.S. and overseas assets. Prior to joining Greenshift, Mr. Carroll worked at Daiwa Securities where he was an officer in the Mergers & Acquisitions group. Through this experience, he has developed an expertise in several industry sectors, including alternative fuels, energy, consumer products and general manufacturing. Mr. Carroll is a prior board member of the Westchester Venture Group, and holds a Bachelor of Science in Finance with a Minor in Asian Studies from Saint John's University, and an MBA in Finance from the American Graduate School of International Management (Thunderbird). Mr. Carroll also has military experience as a former infantry officer in the United States Army.

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

Based solely on the Company's review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2007, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Our certificate of incorporation provides that we shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Delaware, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer, or served any other enterprise as director, officer or employee at our request. The board of directors, in its discretion, has the power on our behalf to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was one of our employees.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act, and is therefore, unenforceable.

AUDIT COMMITTEE; COMPENSATION COMMITTEE; NOMINATING COMMITTEE

The Board of Directors does not have an audit, compensation committee or a nominating committee, due to the small number of directors. If nominations to the Board of Directors are proposed, all directors will be involved in the determination. The Board of Directors has determined that Edward Carroll is an audit committee financial expert, by reason of his experience in investment banking.

CODE OF CONDUCT AND ETHICS

The Company has adopted a written code of conduct and ethics that applies to all directors, and employees, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to GreenShift Corporation, One Penn Plaza, Suite 1612, New York, NY 10119.

ITEM 10  EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by GreenShift Corporation and its subsidiaries (or by third parties as compensation for services to GreenShift Corporation or its subsidiaries) to Kevin Kreisler, the Company's Chief Executive Officer, Dave Winsness, the Company's Chief Technology Officer, Greg Barlage, the Company's Chief Operating Officer, Ed Carroll, the Company's Chief Financial Officer, and James Green, President of GS EnviroServices, Inc. There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2007 exceeded $100,000.

Mr. Kreisler and Mr. Winsness cancelled their 2006 option awards in 2007.

                                                                  Stock         Option            Other
                             Year       Salary      Bonus        Awards         Awards        Compensation
                             -----------------------------------------------------------------------------
  Kevin Kreisler             2007       81,346        --         20,523           --               --
                             2006         --          --         25,000        380,000*            --
                             2005      103,462        --           --             --               --

  David Winsness             2007      150,000        --         47,544           --               --
                             2006         --          --         79,875        95,000*             --
                             2005         --          --           --             --               --

  Greg Barlage               2007      125,000      50,000       136,750          --               --
                             2006         --          --         79,875           --               --
                             2005         --          --           --             --               --

  Ed Carroll                 2007      150,000      50,000         --             --               --
                             2006         --          --           --             --               --
                             2005         --          --           --             --               --

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements effective March 20, 2008 with each of its officers. Each agreement provides for an annual salary of $150,000, periodic bonuses, four weeks vacation and participation in any employee plans made available to all Company employees. The agreements terminate on March 20, 2013.

In connection with the execution of the agreements, the Company issued Series B Preferred Shares to officers other than Kevin Kreisler as follows: David Winsness - 400,000 shares; Greg Barlage - 300,000 shares; Ed Carroll - 240,000 shares. The Series B Shares are convertible into the Company's common stock only if the Company achieves certain defined levels of EBITDA. The conversion terms are set forth in Note 31 to the Consolidated Financial Statements, Subsequent Events - Reduction and Restriction of Management Shares.

COMPENSATION OF DIRECTORS

None.

ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the voting stock beneficially owned by any person who, to our knowledge, owned beneficially more than 5% of any class of voting stock as well as by the members of our Board of Directors and by all officers and directors as a group.

                                          Amount and Nature of Beneficial Ownership
                                          -----------------------------------------
Name and Address(1)                                 Series B                  Series D               Percentage of
Of Beneficial Owner       Common    % of Class     Preferred   % of Class    Preferred   % of Class   Voting Power
                      ----------   -----------  ------------  -----------  -----------  -----------  -------------
Kevin Kreisler(2),(4)  1,486,391         2.25%           --           --      791,459          100%         54.98%

David Winsness(3)        726,667         1.10%       370,933       18.02%           --           --          4.15%

Greg Barlage(3)          838,043         1.27%       266,478       12.94%           --           --          3.11%

Edward Carroll(3)        670,435         1.01%       213,183       10.36%           --           --          2.49%
                      ----------   -----------  ------------  -----------  -----------  -----------  -------------
Officers and Directors
as a Group (4 persons) 3,721,536         5.63%       850,594       41.32        791,459        100%         64.73%

     (1) The address of each shareholder is c/o GreenShift Corporation, One Penn Plaza, Suite 1612, New York, NY 10119.

     (2) All shares listed for Mr. Kreisler are owned of record by Viridis Capital, LLC, of which Mr. Kreisler is the sole member.

     (3) Shares of Company Series B Preferred Stock are convertible at the fixed rate of 1 Series B Share to 25 Company common shares but are restricted from conversion such that the Series B Shares shall only be convertible into Company common shares on a pro-rated basis in conjunction with the Company's realization of $50,000,000 in annualized EBITDA; Mr. Carroll's Series B Shares are subject to an additional restriction on conversion tied to the Company's completion of certain financing for its various planned facilities.

     (4) The Company, Viridis and Mr. Kreisler have entered into an agreement to reduce and restrict the shares of Company common stock issuable upon conversion of the Series D Shares such that Series D Shares are convertible at the fixed rate of 1 Series D Share to 156 Company common shares but are restricted from conversion such that the Series D Shares shall only be convertible into Company common shares on a pro-rated basis in conjunction with the Company's realization of $75,000,000 in annualized EBITDA.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2007, the Company sold its 3% investment in General Hydrogen for $135,223. The Company realized a $364,777 loss on the sale of this investment.

On November 9, 2007, the Company and Carbonics Capital Corporation (the Company's former parent) completed a series of transactions, including the transfer to the Company of Carbonics' stakes in GS AgriFuels Corporation and EcoSystem Corporation. The Company assumed all of Carbonics' intercompany, affiliate related party notes payable and receivable, all trade payables, and all receivables, but did not assume Carbonics debt to YA Global Investments, LP. In exchange the Company issued to Carbonics a promissory note in the aggregate amount of $2,948,831 (the "Carbonics Note"). The principal and interest on the Carbonics Note, which accrues at the per annum rate of 8%, are due and payable in full on December 31, 2009. The Carbonics Note was cancelled in the first quarter 2008 (see Note 31, Subsequent Events, below).

On November 9, 2007, in connection with the transfer to the Company of Carbonics' stakes in GS AgriFuels and EcoSystem, the Company also assumed liability for a term note issued by Carbonics to Viridis Capital, LLC with a face amount of $1,339,704 (the "Viridis Note"), which amount is due upon demand and bears interest at the rate of 8%. As of December 31, 2007, the balance due on the Viridis Note was reduced by $500,000 to $949,704 in return for the assignment to Viridis by the Company of 100% of its stake in EcoSystem Corporation, which included 160,000,000 shares of EcoSystem common stock and 921,313 shares of EcoSystem Series D Preferred Stock.

On November 9, 2007, in connection with the transfer to the Company of Carbonics' stakes in GS AgriFuels and EcoSystem, the Company also assumed liability for a term note issued by Carbonics to Candent Corporation with a face amount of $757,852 (the "Candent Note"). The Candent Note has a term of three years and shall be payable in full on or before November 8, 2010. The note shall bear interest at the rate of 10%. Further, during the year ended December 31, 2007, the Company borrowed an additional $100,000 from Candent. As of December 31, 2007, Candent forgave this debt and contributed the amount to additional paid in capital. The former president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock held by Candent is in trust for the benefit of its former president.

On December 12, 2007, Carbonics distributed all of what was then Carbonics' 80% stake in the Company on a pro-rated basis to all of Carbonics' shareholders.

This was accomplished by Carbonics' conversion of 200,000 shares of Company Series D Preferred Stock into 20,800,000 shares of Company common stock, which were distributed to the minority shareholders of Carbonics, and the distribution by Carbonics of 800,000 shares of Company Series D Preferred Stock to Viridis Capital, LLC, the Company's majority shareholder. Kevin Kreisler, the sole member of Viridis Capital, is the Chairman and Chief Executive Officer of the Company.

Effective December 15, 2007, the Company executed an Amended and Restated Technology Acquisition Agreement (the "TAA") with Mean Green Biodiesel of Georgia, LLC (f/k/a Cantrell Winsness Technologies, LLC), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the "Inventors"). The amendment changed the method of calculating the purchase price for the Company's corn oil extraction technology (the "Technology"). The TAA, as amended, provides for the payment to the Inventors of a one-time license fee of $150,000 per 1.5 million gallon per year system (a "System") built and commissioned based on the Technology plus an ongoing royalty of $0.10 per gallon of corn oil extracted with the Technology. The Company is required to sell, market, deploy or in any way cause the initiation of operations of a total of three Systems on or before December 31, 2008, a total of eight Systems on or before December 31, 2009, and an additional five Systems per year up to a total of eighteen Systems, at which point the Company has no continuing commercialization requirement. David Winsness and Greg Barlage are both members of the Company's board of directors and, respectively, the Company's Chief Technology Officer and Chief Operating Officer.

Effective December 31, 2007, EcoSystem transferred its stakes in GS Design, Inc. and GS Rentals, LLC to the Company in return for the reduction in the Company's note receivable from EcoSystem by $170,385 and the issuance to EcoSystem of a term note in the amount of $319,517 which note bears interest at 6% per annum and matures on December 31, 2008.

During the twelve months ended December 31, 2007, GS Ethanol borrowed $30,000 from David Winsness, the Company's Chief Technology Officer. The note carried interest at 5% per year and was payable upon demand. The Company repaid the loan in full subsequent to the year ended December 31, 2007.

During the twelve months ended December 31, 2007, Edward Carroll, the Company's Chief Financial Officer, loaned the Company $20,000. The note carried interest at 5% per year and was payable upon demand. The Company repaid the loan in full subsequent to the year ended December 31, 2007.

                                     PART IV
ITEM 13  EXHIBITS

The following are exhibits filed as part of GreenShift's Form 10KSB for the year ended December 31, 2007:

INDEX TO EXHIBITS

Exhibit
Number                     Description

3-a       Certificate of Incorporation (1)

3-a(1) Certificate of Amendment of Certificate of Incorporation - filed as an Exhibit to the Current Report on Form 8-K filed on July 20, 2006, and incorporated herein by reference.

3-a(2) Certificate of Amendment of Certificate of Incorporation - filed as an Exhibit to the Current Report on Form 8-K filed on February 22, 2007, and incorporated herein by reference.

3-a(3) Certificate of Amendment of Certificate of Incorporation filed as an Exhibit to the Current Report on Form 8-K filed on December 11, 2007 and incorporated herein by reference.

3-a(4) Certificate of Amendment of Certificate of Incorporation filed as an Exhibit to the Current Report on Form 8-K filed on February 13, 2008 and incorporated herein by reference.

3-b  Bylaws (1)

YA Global

10-a Credit Agreement dated January 11, 2008 between GS COES (Yorkville I) LLC and YA Global Investments, LP (2)

10-b Stock  Purchase   Agreement   between  GS  CleanTech   Corporation  and  GS
     EnviroServices, Inc. (2)

10-c Restructuring  Agreement  dated  January  10,  2008  between  GS  CleanTech
     Corporation and YA Global Investments, LP (2)

10-d Form of Amended and Restated  Secured  Convertible  Debenture  issued by GS
     CleanTech Corporation to YA Global Investments,  LP. as of January 10, 2008
     (2)

10-e Amended and Restated Forbearance Agreement dated as of January 11, 2008 among GS CleanTech Corporation, GreenShift Corporation, Viridis Capital, LLC and YA Global Investments, LP. (2).

10-f Global Guaranty Agreement dated January 11, 2008 among Viridis Capital LLC,
     Kevin Kreisler, GreenShift Corporation, GS AgriFuels Corporation, GS CleanTech Corporation, each of their subsidiaries, and YA Global Investments, LP (2).

10-g Agreement dated as of January 10, 2008 among GS CleanTech  Corporation,  GS
     AgriFuels Corporation, and YA Global Investments, LP. (2)

31.1 Certification    of   Chief    Executive    Officer    pursuant   to   Rule
     13a-14(a)/15d-14(a),   as  adopted   pursuant   to   Section   302  of  the
     Sarbanes-Oxley Act of 2002 as incorporated herein by reference.

31.2 Certification of Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference.

32.1 Certification  of Chief  Executive  Officer  and  Chief  Financial  Officer
     pursuant  to  18  U.S.C.   Section  1350,   as  adopted   pursuant  to  the
     Sarbanes-Oxley Act of 2002 as incorporated herein by reference.

------------------------------

(1) Filed as an Exhibit to the Registration Statement on Form SB-2 (File No. 333-116946) filed on June 29, 2004, and incorporated herein by reference.

(2) Filed as an Exhibit to the Current Report on Form 8-K filed on January 31, 2008, and incorporated herein by reference.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

Fees for professional services provided by GreenShift's independent auditors, Rosenberg, Rich, Baker Berman and Company for the years ended December 31, 2007 and 2006 are as follows:

Audit Fees

Rosenberg Rich Baker Berman & Co. billed $283,035 to the Company for professional services rendered for the audit of fiscal 2007 financial statements and review of the financial statements included in fiscal 2007 10-QSB filings. Rosenberg Rich Baker Berman & Co. billed $125,000 to the Company for professional services rendered for the audit of fiscal 2006 financial statements and review of the financial statements included in fiscal 2006 10-QSB filings.

Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company during fiscal 2007 for assurance and related services that are reasonably related to the performance of the 2007 audit or review of the quarterly financial statements. Rosenberg Rich Baker Berman & Co. billed $0 to the Company during fiscal 2006 for assurance and related services that are reasonably related to the performance of the 2006 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co. billed $12,560 to the Company during fiscal 2007 for professional services rendered for tax compliance, tax advice and tax planning. Rosenberg Rich Baker Berman & Co. billed $10,000 to the Company during fiscal 2006 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in fiscal 2007 and $0 in fiscal 2006 for services not described above.

It is the policy of the Company's Board of Directors that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors, acting in lieu of an audit committee. All of the services described above were approved by the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated. GREENSHIFT CORPORATION By

              /S/       KEVIN KREISLER
              ------------------------------
                        KEVIN KREISLER
                        Chief Executive Officer

Date:         April 7, 2008



In accordance with the Exchange Act, this Report has been signed below on March 31, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Kevin Kreisler
--------------------------
     Kevin Kreisler, Chairman
     Chief Executive Officer

/s/ Ed Carroll
--------------------------
    Ed Carroll, Director
    Chief Financial and Accounting Officer

/s/ David Winsness
--------------------------
    David Winsness
    Director

/s/ Greg Barlage
---------------------------
    Greg Barlage
    Director