Form 10-Q
period 2008-03-31
GREENSHIFT CORP
filed 2008-05-20
CIK 1269127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q
                            -------------------------


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer         Accelerated filer
                       ----                               ----
  Non-accelerated filer         Small reporting company    X
                       ----                               ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X

The number of outstanding shares of common stock as of May 19,2008 was 85,031,348.


                             GREENSHIFT CORPORATION
                          QUARTERLY REPORT ON FORM 10Q
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2008

                                TABLE OF CONTENTS



                                                                                                           Page No
Part I -  Financial Information
Item 1      Financial Statements (unaudited) ................................................................4

            Condensed Consolidated Balance Sheet as of March 31, 2008 (unaudited) and December 31, 2007......5

            Condensed Consolidated Statements of Operations for the Three Months Ended
            March 31, 2008 and 2007 (unaudited)..............................................................6

            Condensed Consolidated Statements of Cash Flows for the Three Months Ended
            March 31, 2008 and 2007 (unaudited)..............................................................7

            Notes to Condensed Consolidated Financial Statements.............................................9

Item 2      Management's Discussion and Analysis or Plan of Operation ......................................31

Item 3      Quantitative and Qualitative Disclosures about Market Risk......................................37

Item 4      Controls and Procedures ........................................................................37

Part II - Other Information

Item 1      Legal Proceedings ..............................................................................38

Item 1A     Risk Factors ...................................................................................38

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds ....................................48

Item 3      Defaults upon Senior Securities ................................................................48

Item 4      Submission of Matters to a Vote of Security Holders.............................................48

Item 5      Other Information ..............................................................................49

Item 6      Exhibits........................................................................................49


Signatures



Basis of Presentation

In this Quarterly Report on Form 10-Q, the terms "we," "our," "us," "GreenShift," or the "Company" refer to GreenShift Corporation, and its subsidiaries on a consolidated basis. The term "GreenShift Corporation" refers to GreenShift Corporation on a stand alone basis only, and not its subsidiaries.

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

Forward Looking Statements

We make certain forward-looking statements in this Quarterly Report on Form 10-Q and in the documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" or similar expressions. These statements reflect our management's judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

     >>   the volatility and uncertainty of commodity prices;
     >>   operational disruptions at our facilities;
     >> the costs and business risks associated with developing new products and entering new markets;
     >>   our ability to locate and integrate future acquisitions;
     >> our ability to develop our corn oil extraction and biodiesel production facilities;
     >> the effects of other mergers and consolidations in the biofuels industry and unexpected announcements or developments from others in the biofuels industry;
     >>   the  impact  of  new,  emerging  and  competing  technologies  on  our business;
     >> the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes or other external factors over which they have no control;
     >> changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;
     >>   our reliance on key management personnel;
     >> limitations and restrictions contained in the instruments and agreements governing our indebtedness;
     >>   our  ability  to  raise  additional   capital  and  secure  additional
          financing;
     >> our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and
     >> other risks referenced from time to time in our filings with the SEC and those factors listed in this Form 10Q under Item 1A, Risks Factors, beginning on page 39.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q, or in the case of a document incorporated by reference, as of the date of that document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS (UNAUDITED)

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007
                                                                                        3/31/2008         12/31/07
                                                                                    ------------------------------
ASSETS
Current assets:
   Cash                                                                             $     412,727    $     486,993
   Restricted cash                                                                        676,679          425,623
   Accounts receivable, net of allowance of doubtful accounts                           2,650,855        1,049,671
   Inventories                                                                          3,896,902        5,017,233
   Cost and earnings in excess of billings                                                  7,280          140,592
   Deferred income taxes                                                                       --               --
   Project development costs                                                              329,726          281,991
   Prepaid expenses and other assets                                                      225,808          483,507
   Assets to be disposed of                                                                    --        9,207,002
                                                                                    -------------    -------------
     Total current assets                                                               8,199,977       17,092,612
                                                                                    -------------    -------------
Other Assets:
   Property and equipment, net                                                          6,059,590        4,105,348
   Deposits                                                                                40,015           12,534
   Construction in progress                                                             7,199,426        4,844,913
   Intangible assets, net                                                              11,761,082       12,286,883
   Deferred financing costs, net                                                        2,302,668        1,444,701
   Long term Investments                                                                6,263,792        4,186,657
   Goodwill                                                                             8,756,559        8,364,457
                                                                                    -------------    -------------
     Total other assets                                                                42,383,132       35,245,493
                                                                                    -------------    -------------
TOTAL ASSETS                                                                        $  50,583,109    $  52,338,105
                                                                                    =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
   Line of credit                                                                   $   2,185,000    $   1,833,192
   Accounts payable and accrued expenses                                                6,614,003        8,703,067
   Accrued interest payable                                                             3,870,361        3,887,662
   Accrued interest payable - related party                                                27,507          196,832
   Billings in excess of earnings                                                       2,576,105        1,222,807
   Deferred tax liability                                                                      --           59,630
   Deferred revenue                                                                     1,949,471        1,582,500
   Income tax payable                                                                      45,000           45,000
   Current portion of long term debt                                                    9,715,903       10,541,390
   Liability for derivative instruments                                                        --        6,704,831
   Related party debt                                                                   1,606,447        5,335,351
   Current portion of convertible debentures, net of discount                          10,104,018        5,292,072
   Liabilities of discontinued operations, current                                        384,267        4,221,059
                                                                                    -------------    -------------
     Total current liabilities                                                         39,078,082       49,625,393
                                                                                    -------------    -------------
   Long term debt, net of current                                                       2,206,213        2,437,196
   Line of credit                                                                       8,103,020               --
   Convertible debenture, net of current                                               21,746,118       28,224,877
                                                                                    -------------    -------------
     Total long term liabilities                                                       32,055,351       30,662,073

Total liabilities                                                                      71,133,433       80,287,465
                                                                                    -------------    -------------
Minority interest                                                                       1,147,935        1,968,762
                                                                                    -------------    -------------
Stockholders' deficit
   Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
     Series A: 0 shares issued and outstanding                                                 --            1,254
     Series B: 2,412,037 shares issued and outstanding                                      2,412              151
     Series C: 0 shares issued and outstanding                                                 --               --
       Series D: 800,000 shares issued and outstanding                                        800              800
   Common stock, $0.001 par value, 500,000,000 authorized;
     60,579,709  shares issued and outstanding                                             60,580           30,693
   Additional paid-in capital                                                          81,523,614       63,512,970
   Deferred compensation                                                              (6,027,266)               --
   Accumulated deficit                                                               (97,258,399)      (93,463,990)
                                                                                    -------------    --------------
     Total stockholders' equity (deficit)                                            (21,698,259)     (29,918,122)
                                                                                    -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  50,583,109    $  52,338,105
                                                                                    =============    =============


          The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.



                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

                                                                                       3/31/08           3/31/07
                                                                              ----------------------------------
Revenue                                                                         $    6,555,753     $   1,006,208
Cost of revenues                                                                     4,781,903           909,078
                                                                                --------------     -------------
  Gross profit                                                                       1,773,850            97,130
                                                                                --------------     -------------

Operating expenses:
   General and administrative expenses                                                 935,651         1,215,297
     Selling expenses                                                                   48,002             9,001
   Research and development                                                                601                --
   Stock based compensation                                                            304,017         1,997,861
                                                                                --------------     -------------
     Total operating expenses                                                        1,288,271         3,222,159
                                                                                --------------     -------------

Income (loss) from operations                                                          485,579       (3,125,029)
                                                                                --------------     -------------
Other income (expense):
   Change in fair value of derivative instruments                                      319,829         (436,180)
   Loss on disposal and impairment of investments                                  (1,662,600)                --
   Amortization of debt discount & deferred financing                              (1,114,096)       (1,543,532)
   Amortization of intangibles                                                       (525,000)         (525,801)
   Gain on sale of discontinued operations                                                  --         2,494,946
   Miscellaneous interest income                                                        12,766                --
   Other income (expense)                                                               24,875         (171,360)
   Interest expense - affiliate                                                       (27,597)          (55,770)
   Interest expense                                                                (1,301,146)         (994,838)
                                                                                --------------     -------------
     Total other income (expense), net                                             (4,272,969)       (1,232,535)
                                                                                ---------------    -------------

Loss before provision for income taxes                                             (3,787,390)       (4,357,564)

(Provision for)/benefit from income taxes                                              (7,019)                --
                                                                                --------------     -------------
Loss from continuing operations                                                    (3,794,409)       (4,357,564)
                                                                                --------------     -------------
Income from discontinued operations                                                         --            55,918
                                                                                --------------     -------------
Net loss                                                                           (3,794,409)       (4,301,646)
                                                                                --------------     -------------
Preferred dividends                                                                         --         (151,875)
                                                                                --------------     -------------

Net loss attributable to common shareholders                                    $  (3,794,409)     $ (4,453,521)
                                                                                ==============     =============

Weighted average common shares outstanding
Basic   and diluted                                                                 53,579,671         5,881,260

Earnings (loss) per share

Loss from continuing operations                                                 $       (0.07)     $      (0.74)
Income (loss) from discontinued operations                                                0.00            (0.01)
                                                                                --------------     -------------
Net loss per share - basic and diluted                                          $       (0.07)     $      (0.76)
                                                                                ==============     =============

          The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.





                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007 (UNAUDITED)



                                                                          Three Months Ended     Three Months Ended
                                                                                     March 31              March 31
                                                                                         2008                  2007
                                                                          -------------------   -------------------
CASH FLOW FROM OPERATING ACTIVITIES

   Net loss from continuing operations                                       $    (3,794,409)      $  (4,357,564)
   Net income from discontinued operations                                                 --              55,918

Adjustments to reconcile net loss to net cash provided by (used in) used in operating activities

   Depreciation and amortization                                                      130,132              48,251
   Amortization of intangibles                                                        525,800             525,801
   Amortization of debt discount and deferred financing costs                       1,114,095           1,543,031
   Change in allowance for doubtful accounts                                        (143,047)                  --
   Change in fair value of derivatives                                              (319,829)             436,180
   Stock based compensation                                                           304,017           1,997,861
   Beneficial conversion feature on stock                                                  --             151,875
   Gain on sale of discontinued operations                                                 --         (2,494,946)
   Loss on disposal of investment                                                   1,662,600                  --

   Change in assets and liabilities, net of acquisitions

      Accounts receivable and accrued expenses, net                               (1,450,239)             136,792
      Restricted cash                                                               (251,056)                  --
      Prepaid expenses                                                               (82,522)              47,192
      Deposits                                                                       (27,481)           (502,594)
      Inventory                                                                     1,120,331             697,576
      Costs in excess of earnings                                                     133,312               8,685
      Deferred financing fees                                                       (149,750)                  --
      Accrued interest                                                                874,131             212,514
      Accrued interest - related party                                              (169,325)              61,829
      Billings in excess of cost                                                    1,353,298            (53,538)
      Accounts payable and accrued expenses                                       (2,456,354)            (88,798)
      Deferred income taxes                                                          (59,631)                  --
      Deferred revenue                                                                366,971           2,342,250
      Assets and liabilities of discontinued operations                              (28,225)            (66,422)
                                                                             ----------------      --------------

   Net cash provided by (used in) operating activities                            (1,347,181)             701,893
                                                                             ----------------      --------------

CASH FLOW FROM INVESTING ACTIVITIES

   Cash paid for acquisition                                                         (80,000)                  --
   Cash acquired from acquisition                                                          --           1,109,490
   Construction in progress                                                       (1,775,228)         (1,644,295)
   Investment in unconsolidated subsidiaries                                               --                 295
   Project development costs                                                         (47,735)             (6,191)
   Additions to and acquisition of property, plant and equipment                  (2,084,374)           (203,410)
                                                                             ----------------      --------------

   Net cash provided by (used in) investing activities                            (3,987,337)           (744,111)
                                                                             ----------------      --------------


          The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007 (UNAUDITED)



CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of line of credit                                                      (351,808)                  --
   Repayment of note payable - affiliate                                            (997,279)           (794,153)
   Short term borrowings - other                                                           --           1,049,037
   Loan due to an affiliate                                                                --             114,837
   Proceeds from line of credit                                                     8,806,636                  --
   Cash paid to minority shareholders                                               (820,827)                  --
   Repayment of long term debt                                                    (1,376,470)                  --
   Repayment of convertible debentures - affiliate                                         --          (151,653)
                                                                             ----------------      --------------
   Net cash provided by (used in) financing activities                              5,260,252             218,068
                                                                             ----------------      --------------

   Net increase (decrease) in cash                                           $       (74,266)      $      175,850

   Cash at beginning of period                                                        486,993           1,638,602
                                                                             ----------------      --------------

   Cash at end of period                                                     $        412,727      $    1,814,452
                                                                             ================      ==============



        The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1        BASIS OF PRESENTATION

The consolidated interim financial statements included herein have been prepared by GreenShift Corporation ("we," "our," "us," "GreenShift," or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

Effective January 1, 2008, we sold the majority of our interest in GS EnviroServices, Inc. (see Note 7, Discontinued Operations, below). For comparative purposes, the financial results of this business have been deconsolidated from our consolidated financial results for the quarter ended
March 31, 2008. The balance sheet has been reclassified to reflect GS EnviroServices as discontinued.

2        NATURE OF OPERATIONS

GreenShift Corporation ("we," "our," "us," "GreenShift," or the "Company") develops and commercializes clean technologies that facilitate the efficient use of natural resources. We do this today by developing and integrating new technologies into existing agricultural production facilities, by selling equipment and services based on those technologies, and by using those technologies to directly produce and sell biomass-derived oils and fuels.

Our strategy is to use our proprietary extraction and production technologies to become a leading producer of biofuels, and to do so at enhanced cost and risk profiles by extracting and refining raw materials that other producers cannot access or process.

We  currently  own  and  operate  four  production  facilities  - two  corn  oil extraction facilities based on our patented and patent-pending corn oil extraction technology, one biodiesel production facility based on our patent-pending biodiesel production technologies (this facility was acquired in May 2008; see Note 22, Subsequent Events, below), and one vegetable oilseed crushing facility based on conventional process technology.

The corn oil we extract is shipped to our biodiesel facility where it is refined into biodiesel and then sold into the biofuels markets, and the refined vegetable oil we extract in our crushing facility is sold into the food markets. We also refine waste fats, oils and greases into biodiesel at our biodiesel production facility.

We are currently building a number of corn oil extraction facilities and we are expanding our biodiesel production and oilseed crush facilities. We are also under contract to build additional corn oil extraction and biodiesel production facilities. We are currently operating, building and expanding the following production facilities:

Location                           Technology                          Production Capacity          Current Status
------------------------------------------------------------------------------------------------------------------
Adrian, Michigan                   Biodiesel Production                10.0 million gallons per year   Operational
Culbertson, Montana                Culinary Oil Production             1.3 million gallons per year    Operational
Oshkosh, Wisconsin                 Corn Oil Extraction                 1.5 million gallons per year    Operational
Medina, New York                   Corn Oil Extraction                 1.5 million gallons per year    Operational
Marion, Indiana                    Corn Oil Extraction                 1.5 million gallons per year   Construction
Riga, Michigan                     Corn Oil Extraction                 1.5 million gallons per year   Construction
Lakota, Iowa                       Corn Oil Extraction                 3.0 million gallons per year   Construction
Fulton, New York                   Corn Oil Extraction                 3.0 million gallons per year   Construction
Milton, Wisconsin                  Corn Oil Extraction                 1.5 million gallons per year   Construction
Richardton, North Dakota           Corn Oil Extraction                 1.5 million gallons per year   Construction

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

In addition to our own production of feedstocks, we provide equipment and services to other participants in the renewable fuels industry. Since June 2007, we have commissioned a total of 25 million gallons per year of biodiesel production capacity, and we are under contract to build additional production capacity during 2008.

SEGMENT DESCRIPTIONS

The Company's operations during the fiscal quarter ended March 31, 2008 are classified into three reportable business segments: Equipment & Technology Sales, Culinary Oil Production & Sales, and Biofuel Production & Sales. Each of these segments is organized based upon the nature of products and services offered. The Company's remaining operations are aggregated and classified herein as Corporate.

During the year ended December 31, 2007 our discontinued Diversified Environmental Services business was administered by GS EnviroServices, Inc., which company provides a variety of transportation, distribution, recycling, disposal, engineering and remediation services to producers of industrial wastes throughout the northeastern region of the U.S. Effective January 1, 2008, we sold the majority of our interest in GS EnviroServices, Inc. (see Note 7, Discontinued Operations, below). For comparative purposes, the financial results of this business have been deconsolidated from our consolidated financial results for the quarter ended March 31, 2008.

3        GOING CONCERN

The Company had a working capital deficit of $30,878,105 at March, 31 2008, which includes $3,854,437 in purchase obligations, $9,004,018 in amounts due to the prior owners of our oilseed crush facility, and $1,606,447 in related party debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Despite their classification as current liabilities, purchase obligations ($3,854,437), to the extent due, are tied to the earnings of the Company's equipment sales business and can only be serviced after the Company's senior secured debt has been serviced; and, the current amounts due to the prior owners of our oilseed crush facility ($9,004,018) are expected to be restructured in the second quarter 2008 into a form of subsidiary preferred stock that will service these amounts exclusively out of the net cash flows (after regular debt service) of our oilseed crush facility. The Company's working capital deficit net of these amounts is $16,413,203.


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

4        SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

As of March 31, 2008, the Company administered its operations through three tier 1 subsidiaries: GS CleanTech Corporation, GS Design, Inc., and GS AgriFuels Corporation. The following is an outline of our organizational structure as of March 31, 2008:

Company                                                                           Status                     Nature
-------------------------------------------------------------------------------------------------------------------
GreenShift Corporation (OTC Bulletin Board: GERS)                                 Active                    Holding
1.   GS CleanTech Corporation (100%)                                              Active                  Operating
       GS COES (Yorkville I), LLC (100%)                                          Active                  Operating
       GS Global Biodiesel, LLC (90%)                                             Active                  Operating
       GS EnviroServices, Inc. (about 19%)                                        Active        Minority Investment
       Sterling Planet, Inc. (about 10%)                                          Active        Minority Investment

2.   GS Design, Inc. (100%)                                                       Active                  Operating
       Bollheimer & Associates, Inc. (100%)                                       Active                  Operating
       GS Rentals, LLC (100%)                                                     Active                    Holding

3.     GS AgriFuels Corporation (100%) Active Holding NextGen Acquisition, Inc.
       (100%) Active Holding
         NextGen Fuel, Inc. (100%)                                                Active                    Holding
       Sustainable Systems, Inc. (100%)                                           Active                    Holding
         Sustainable Systems, LLC (100%)                                          Active                  Operating
       ZeroPoint Clean Tech, Inc. (about 10%)                                     Active        Minority Investment

All significant intercompany balances and transactions were eliminated in consolidation. The financial statements for the periods ended March 31, 2008 and 2007 have been consolidated to include the accounts of the Company and its subsidiaries.

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

GreenShift accounts for its 19% investment in GS EnviroServices, Inc. ("GS EnviroServices") under the cost method. Application of this method requires the Company to periodically review this investment in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company's management. These judgments include assessments of the likelihood of GS EnviroServices to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in GS EnviroServices' respective industry as well as in the general economy. There can be no guarantee that the Company will be accurate in its assessments and judgments. To the extent that the Company is not correct in its conclusion it may decide to write down all or part of the investment.

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

The Company provides process engineering services on fixed price contracts. These services are generally provided over a short period of less than three months. Revenue from fixed price contracts is recognized on a pro rata basis over the life of the contract as they are generally performed evenly over the contract period.

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

We recognize revenue from the sale of biodiesel production systems under contract accounting pursuant to Accounting Research Bulletin No. 45 (ARB No.
45), Long-Term Construction-Type Contracts, and the guidance under AICPA Statement of Position 81-1 ("SOP 81-1"), Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the completed contract method income is recognized only when a contract is completed or substantially completed. During the period of performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. SOP 81-1 requires that the percentage of completion method be used in lieu of the completed contract method when all of the following are present: reasonably reliable estimates can be made of revenue and costs; the construction contract specifies the parties' rights as to the goods, consideration to be paid and received, and the resulting terms of payment or settlement; the contract purchaser has the ability and expectation to perform all contractual duties; and the contract contractor has the same ability and expectation to perform. During the Company's initial construction projects, reliable cost and revenue estimates were not available and as a result the completed contract method was used to recognize revenue. A substantial portion of our revenues for the sale of equipment in the past year was recognized using the completed contract basis method of accounting. Management believes that with the resulting experience gained from the initial completed projects, reliable cost estimates are now available and all four requirements under SOP81-1 can now be satisfied. As a result, the balance of our revenues for the sale of equipment in the current year was recognized using the percentage of completion method of accounting. The Company recognized $2,512,100 in revenues under this method during the three months March 31, 2008. This method of accounting results in the Company recognizing revenue as work on a contract advances. Earnings are recognized periodically based upon our estimate of contract revenues and costs in providing the services required under the contract. Under this method, deferred construction costs or work in progress ("WIP") is accumulated. At the end the reporting period, if the billings to date under the contract exceed the amount of the WIP plus a portion of the estimated gross profits, billings in excess of costs and estimated earnings is recognized as a current liability. This liability records the remaining obligation to complete the remaining work required under the contract prior to recognizing the excess billing as revenue. If the accumulated WIP and earned gross profit exceed the billings to date, costs and estimated earnings in excess of billings is recorded as a current asset. This asset represents the portion of the deferred costs incurred and estimated earnings that have been earned but not yet billed. Each project is reviewed on a separate basis. Any loss on a contract is recognized in full as soon as we determine that it will occur. The Company has the contracts in place which lists the price of the equipment as well as a list of add-ons if the customer wants to upgrade. The Company usually requires a substantial deposit when the contract is signed and work begins on the equipment. Notwithstanding the above, we recognize revenue from the sale of these systems when persuasive evidence of an arrangement exists, prices are fixed and determinable, and it is reasonably assured that any related accounts receivable is collectible. In addition, revenue under the completed contract method is recognized upon delivery. Delivery related to the systems takes place when the title and risk of loss transfers to the customers as defined in the agreement or by operation of law.

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

CAPITALIZATION PROCEDURES

The Company capitalizes certain expenditures related to development projects. Overhead costs allocable to our biofuels construction projects are capitalized. For the first quarter of 2008, the Company capitalized $1,213,949 of overhead costs of which $582,050 was from stock based compensation. For the first quarter of 2007, no overhead costs were capitalized.

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

Effective January 1, 2008, the Company acquired 100% of the stock of Bollheimer & Associates, Inc. ("BA"). The total purchase price is $450,000 in cash plus shares of performance based Series B Preferred Stock that are convertible into 500,000 shares of Company common stock. The cash portion of the acquisition price is to be paid in five installments (the first of which was paid at closing), with the last installment due on or before January 1, 2011 provided that BA continues to generate at least $125,000 in gross sales per year for the next three years. The excess of the purchase price over the net assets has been recorded as Goodwill in the amount of $392,103.

NET LOSS PER COMMON SHARE

The Company computes its net income or loss per common share under the provisions of SFAS No. 128, "Earnings per Share", whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares if the effect is anti-dilutive. For the years ended March 31, 2008 and 2007, common stock equivalent shares arising from the assumed exercise of options, warrants and debt conversions of convertible debt instruments were excluded from the computation of diluted net loss per share. Potential future dilutive securities include 996,279 outstanding options and warrants, and 37,865,871 shares issuable for the conversion of convertible debentures and 56,300,942 shares issuable after the conversion of the Series B Preferred stock under the employee pool.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. We use estimates and assumptions in accounting for the following significant matters, among others:

     >>   Allowances for doubtful accounts

     >>   Valuation of acquired assets

     >>   Inventory valuation and allowances

     >>   Fair value of derivative instruments and related hedged items

     >>   Useful lives of property and equipment and intangible assets

     >>   Asset retirement obligations

     >>   Long-lived asset impairments, including goodwill

     >>   Contingencies

     >>   Fair  value  of  options  and  restricted   stock  granted  under  our
          stock-based compensation plans

     >>   Tax related items

Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements. We periodically review estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. The revisions to estimates or assumptions during the periods presented in the accompanying condensed consolidated financial statements were not considered to be significant

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs paid to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature are reflected as a debt discount. These costs and discounts are amortized over the life of the related debt. Amortization expense related to these costs and discounts were $1,114,096 and $1,543,532 for the three months ended March 31, 2008 and 2007, respectively and are included in interest expense.

DERIVATIVE FINANCIAL INSTRUMENTS

Certain of the Company's debt and equity instruments include embedded derivatives that require bifurcation from the host contract under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under the provisions of these statements, the Company records the related derivative liabilities at fair value and records the accounting gain or loss resulting from the change in fair values at the end of each reporting period. Change in the derivatives instruments resulted in gain of $319,829 and a loss of $436,180 for the three months ended March 31, 2008 and 2007, respectively.

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

5        BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share ("EPS") is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. A reconciliation of net income and common stock share amounts used in the calculation of basic and diluted EPS for the three months ended March 31, 2008 and 2007 follows:

                                                                             Weighted Average
                                                      Net Income (Loss)    Shares Outstanding     Per Share Amount
------------------------------------------------------------------------------------------------------------------
2008:
Basic EPS                                            $      (3,794,409)            53,579,671    $          (0.07)
Effects of dilutive securities:
   Exercise of options, warrants and restricted stock                --            95,163,092                   --
                                                     ------------------    ------------------    -----------------
Diluted EPS                                          $      (3,794,409)           148,742,763    $              --
                                                     ==================    ==================    =================

2007:
Basic EPS                                            $      (4,453,521)             5,881,260    $          (0.76)
Effects of dilutive securities:
   Exercise of options, warrants and restricted stock                --            38,862,150                   --
                                                     ------------------    ------------------    -----------------
Diluted EPS                                          $      (4,453,521)    $       44,743,410    $              --
                                                     ==================    ==================    =================

6        STOCKHOLDERS' EQUITY

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

STOCK OPTIONS

No options or warrants were issued during the three months ended March 31, 2008. Issuances of options and/or warrants for the period ended March 31, 2008 is as follows:

                                                                          Number of Shares      Weighted Average
                                                                                                 Exercise Price
                                                                        ---------------------------------------
Outstanding at December 31, 2005                                                  204,009      $          19.50
   Granted at fair value                                                          800,000                  2.00
   Forfeited                                                                      (7,380)                 91.50
   Exercised                                                                           --                    --
                                                                        -----------------      ----------------
Outstanding at December 31, 2006                                                  996,629      $           5.00
   Granted at fair value                                                               --                    --
   Forfeited                                                                        (350)                    --
   Exercised                                                                           --                    --
                                                                        -----------------      ----------------
Outstanding at December 31, 2007                                                  996,279      $           5.00
                                                                        -----------------      ----------------
   Granted at fair value                                                               --                    --
   Forfeited                                                                           --                    --
   Exercised                                                                           --                    --
                                                                        -----------------     -----------------
Outstanding at March 31, 2008                                                     996,279      $           5.00
                                                                        =================      ================

Exercisable                                                             $         996,279      $           5.00
                                                                        =================      ================

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

SERIES A PREFERRED STOCK

Each share of Series A Preferred Stock may be converted by the holder into 0.02 shares of common stock, and the holders have voting privileges of five votes to every one common share issuable upon conversion. At March 31, 2008, there were 0 shares of Series A Preferred Stock issued and outstanding. These shares were originally issued in 2003 and were converted into 25,085 shares of Company common stock during the first quarter 2008.

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into twenty-five shares of common stock. The holders would be entitled to cumulative dividend rights equal to that of twenty-five common shareholders upon the declaration of dividends on common stock, and have voting privileges of one vote to every one common share. At December 31, 2007, there were 151,250 shares of Series B Preferred Stock issued and outstanding. These shares were originally issued in 2003 and were converted into 6,797,633 shares of Company common stock during the first quarter 2008. At March 31, 2008, there were 2,412,037 shares of Series B Preferred Stock issued and outstanding.

In connection with the reduction and restriction of the shares issuable upon conversion of the Series D Shares held by Viridis Capital, LLC (see below), the Company entered into amended and restated employment agreements in March 2008 with all senior management and technical staff and certain consultants. These agreements called for the issuance of 2,765,333 shares of Company Series B Preferred Stock (the "Series B Shares") shares of Company common stock; provided, however, that the conversion of the Series B Shares shall be restricted such that the Series B Shares shall only be convertible into Company common shares on a pro-rated basis in conjunction with the Company's realization of $50,000,000 in annualized earnings before interest, taxes, depreciation and amortization and non-cash and non-recurring items ("EBITDA").

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

Viridis' Series D Shares are the primary collateral securing the Company's repayment obligations to YA Global Investments, LP ("YAGI"), the Company's senior creditor. The Company's agreements with YAGI accordingly require the Company to receive YAGI's consent to the amendment of the Series D CD.

Subject to the receipt of YAGI's consent, the Company, Viridis and Mr. Kreisler have agreed to amend the Series D CD as soon as practicable to provide as follows: (a) the Conversion Ratio shall be reduced and amended such that each one share of Series D Preferred Stock shall be convertible into no more than 156 shares of Company common stock; and (b), the conversion of the Series D Shares shall be restricted such that the Series D Shares shall only be convertible into Company common shares at the new conversion ratio on a pro-rated basis in conjunction with the Company's realization of $75,000,000 in EBITDA.

STOCK COMPENSATION

On February 14, 2008, the Company voted for the creation of an employee pool of certain shares of the Company's preferred stock to be issued to certain employees and consultants. The pool consists of 2,765,333 shares of Company Series B Shares (see above), which shares have a fixed conversion ratio of 1 preferred share to 25 common shares. Of these shares, 353,296 Series B Shares automatically converted upon execution of certain employment and/or consulting agreements into 8,832,391 common shares. The remaining shares will be convertible by the holders on a pro-rated basis in conjunction with the Company's realization of $50,000,000 in EBITDA. The preferred shares were valued using the fair market value of the Company's common stock at grant date based on the total potentially convertible common shares at grant date. The grant date fair value was $6,913,333. Pursuant to the agreements, $883,239 was for prior services of which the Company capitalized $582,050 as overhead related to its projects and recognized $304,017 in stock based compensation. The Company recorded $6,027,266 in deferred stock compensation related to the EBITDA conditions mentioned above that will be amortized over the life of the relevant agreements.

7         DISCONTINUED OPERATIONS

TRANSACTIONS RELATING TO GS ENVIROSERVICES

During January 2008, GS EnviroServices redeemed the majority of the Company's stock holdings in GS EnviroServices in return for the reduction of certain Company convertible debts due to YA Global Investments, L.P. ("YAGI"). As of January 25, 2008, the Company held only a minority stake in GS EnviroServices (6,266,667 shares, or about 19%) and has ceased consolidating the revenue and earnings of GS EnviroServices effective January 1, 2008. Subsequent to this transaction, Kevin Kreisler, the Company's chairman and chief executive officer resigned from the position of chairman of the GS EnviroServices board of directors. Additional information on these and other subsequent events relevant to GS EnviroServices are provided here:

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

This letter agreement was amended during the second quarter 2008 in connection with the sale by GS EnviroServices of substantially all of its assets (see below) to provide for the payment of $1,200,000 to redeem the remaining 6,266,667 shares of GS EnviroServices held by the Company. This payment shall be made to YAGI in return for the reduction of the Company's convertible debt obligations to YAGI.

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

The Company expects that a successful closing of this transaction will result in the cash repayment of $1,200,000 of the Company's convertible debt due to YAGI.


The following financial statements present the balance sheet for the Company as though the disposition of GS EnviroServices had occurred as of December 31, 2007.

                                                                               GS EnviroServices        Pro Forma
                                                                     12/31/07           12/31/07         Balances
                                                               --------------------------------------------------
Assets
Current assets
Cash                                                           $      728,565    $       241,572    $     486,993
Restricted cash                                                       425,623                 --          425,623
Accounts receivable, net                                            3,606,367          2,556,696        1,049,671
Inventories                                                         5,017,233                 --        5,017,233
Costs and earnings in excess if billings                              140,592                 --          140,592
Deferred income taxes                                                  79,647             79,647               --
Project development costs                                             281,991                 --          281,991
Prepaid expenses and other assets                                     661,599            178,092          483,507
                                                               --------------    ---------------    -------------
   Total current assets                                            10,941,617          3,056,007        7,885,610

Property and equipment, net                                         4,341,732          1,443,292        2,898,440
Property held for sale, net                                         1,206,908                 --        1,206,908
Deposits                                                              121,508            108,974           12,534
Construction in process                                             4,844,913                 --        4,844,913
Intangibles, net                                                   12,454,293            167,410       12,286,883
Deferred financing costs                                            1,444,701                 --        1,444,701
Long term investments, net                                          4,186,657                 --        4,186,657
Goodwill                                                           12,795,776          4,431,319        8,364,457
Assets of discontinued operations - non current                         7,500                 --            7,500
                                                               --------------    ---------------    -------------
                                                                   41,396,488          6,150,995       35,245,493

Total assets                                                       52,338,105          9,207,002       43,131,103
                                                               ==============    ===============    =============

Liabilities and stockholders' equity (deficit)

Current liabilities

Line of credit                                                      2,580,533            747,341        1,833,192
Accounts payable and accrued expenses                              11,208,565          2,505,498        8,703,067
Accrued interest                                                    3,887,662                 --        3,887,662
Accrued interest - related party                                      196,832                 --          196,832
Billings in excess                                                  1,222,807                 --        1,222,807
Deferred tax liability                                                 59,630                 --           59,630
Deferred revenue                                                    1,582,500                 --        1,582,500
Income taxes payable                                                  114,788             69,788           45,000
Long term debt, current                                            10,721,326            179,936       10,541,390
Liability for derivatives                                           6,704,831                 --        6,704,831
Related party debt                                                  5,335,351                 --        5,335,351
Current convertible debentures, net of discount                     5,292,072                 --        5,292,072
Liabilities of discontinued operations - current                      412,492                 --          412,492
                                                               --------------    ---------------    -------------
   Total current liabilities                                       49,318,389          3,502,563       45,816,826

LT convertible debentures, net of current                          28,224,877                 --       28,224,877
Long term debt, net of current                                      2,743,199            306,003        2,437,196
                                                               --------------    ---------------    -------------
                                                                   30,968,076            306,003       30,662,073

Total liabilities                                                  80,287,465          3,808,566       76,478,899

Minority interest                                                   1,968,762                 --        1,968,762
                                                               --------------    ---------------    -------------

Preferred stock A Series                                                1,254                 --            1,254
Preferred stock B Series                                                  151                 --              151
Preferred stock C Series                                                   --                 --               --
Preferred stock D Series                                                  800                 --              800
Common stock                                                           30,693             26,185            4,508
Additional paid-in capital                                         63,502,789          6,280,131       57,222,658
Accumulated other comprehensive income                                 10,181             10,181               --
Retained earnings                                                (93,463,990)          (918,061)     (92,545,929)
                                                               --------------    ---------------    -------------
Total stockholders' deficit                                      (29,918,122)          5,398,436     (35,316,558)
                                                               --------------    ---------------    -------------
Total liabilities and shareholders' equity (deficit)           $   52,338,105    $     9,207,002    $  43,131,103
                                                               ==============    ===============    =============


8        DEPOSITS

The Company has security deposits on property leases in the amount of $40,015 as of the three months ended March 31, 2008.

9        RESTRICTED CASH

As of March 31, 2008, the Company had $676,679 in restricted cash. According to the terms of the Line of Credit with American State Bank & Trust Company, a lockbox is used for the collection of payments on Sustainable Systems' accounts receivable. The balance in this account as of March 31, 2008 was $22,901.

In mid-2005, a significant wind storm caused damage to the plant that the Company purchased in October 2005. The Company received insurance proceeds of $82,893 during the year ended December 31, 2005 due to the property losses incurred. The funds were deposited into the Company's account at First Community Bank and are restricted for use in repair and replacement of the damaged property. Restricted cash at First Community Bank was $43,651 as of March 31, 2008.

According to the Credit Agreement with YA Global, GS COES established a lockbox and related blocked account under the credit line whereby collection of payments of GS COE's accounts are remitted to this account. Accordingly, the funds are restricted for use in the construction of the corn oil extraction systems and for repayment of its debt obligation upon default demand by the lender or if certain conditions are met (See Note 11, Financing Arrangements, below). Restricted cash was $610,127 as of March 31, 2008.

10        LINES OF CREDIT

Inventory Line of Credit for Culinary Oil Production Facility

In October 2007, Sustainable Systems, LLC, which owns our oilseed crush facility, entered into a Line of Credit with American State Bank. The total amount available under the Line of Credit is $2,225,000. The Line shall bear interest at a rate of 10.25% which is due monthly. The default rate shall be 3% over the note rate. The Line matures on September 1, 2008. The funds will be advanced on a borrowing base certificate as follows: (1) 75% of receivables less than 60 days; (2) 55% of contracted seed price in the house; (3) 75% of oil price as contracted for in the house; and (4) 75% of meal inventory value. The Line has been guaranteed by Sustainable Systems, Inc. and GS AgriFuels. The balance on the line was $2,185,000 as of March 31, 2008.

Revolving Line of Credit for Construction of Corn Oil Extraction Facilities

On January 25, 2008, GS COES (Yorkville I), LLC, a subsidiary of the Company, closed on the terms of a Credit Agreement with YA Global Investments, LP ("YAGI"). The Credit Agreement will make funds available to GS COES (Yorkville
I) for the purpose of constructing and installing corn oil extraction facilities based on the Company's patented and patent-pending corn oil extraction technology. The current availability under this line of credit is $10 million. The balance on the line of credit was $8,103,020 as of March 31, 2008. Amounts advanced by YAGI to GS COES (Yorkville I), LLC (the "Loans") will be repayable on the following terms:

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

     >> Unused line fees equal to 5% per year of the unused portion of the line.

     >> A fee equal to $0.10 per gallon of corn oil extracted at the GS COES installations until the later of (a) the date on which the Credit Agreement is terminated or (b) the date on which YAGI has received the fee with respect to 20 million gallons.

To induce YAGI's entry into the Credit Agreement and in consideration of YAGI's execution of the Restructuring Agreement described below, the Company issued six million shares of its common stock to YAGI valued at $1,080,000. In conjunction with the financing GS COES paid structuring fees of $210,000, legal fees of $150,000, monitoring fees of $175,000, due diligence fees of $35,000 as well as prepaid interest of $250,000. The balance of deferred financing fees was $579,304 at March 31, 2008 after recording $64,685 in amortization of financing fees for the quarter.

11       FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of March
31, 2008:

Current portion of long term debt:
Note payable from GS AgriFuels to Stillwater                                                             $  2,771,886
Seller holdback from GS AgriFuels to NextGen sellers                                                        3,979,437
Note payable from GS AgriFuels to Sustainable sellers                                                       1,900,000
Asset retirement obligation, current                                                                              256
Note Payable to former employee                                                                               105,434
Current portion of Note payable from GS AgriFuels to Sustainable System's creditors                           349,376
Vehicle loans and other short term borrowings                                                                 124,549
Current portion of notes payable from GreenShift to P. Bollheimer                                             240,000
Current portion of Notes payable from GS AgriFuels to  Sheridan Electric                                      244,965
                                                                                                          -----------
     Total notes payable and short term borrowings                                                        $ 9,715,903
                                                                                                          ===========
Long-term debt, net of current maturities:
Mortgages and other term notes                                                                            $   341,898
Notes payable from GreenShift to P. Bollheimer                                                                 80,000
Notes payable from GS AgriFuels to  MT Dept of Agriculture                                                    124,052
Asset retirement obligation                                                                                   123,354
Installment debt payable from GS AgriFuels to Sheridan                                                        605,793
Notes payable from GS AgriFuels to Great Northern Development                                                 931,116
                                                                                                         ------------
     Total long term debt                                                                                $  2,206,213
                                                                                                         ============
Current portion of convertible debentures:
YAGI convertible debenture payable, current portion                                                         3,000,000
Convertible debenture for acquisition of Sustainable Systems issued March 2007                              3,552,005
Convertible debenture for acquisition of Sustainable Systems issued March 2007                              3,552,013
                                                                                                         ------------
     Total current portion of convertible debentures                                                     $ 10,104,018
                                                                                                         ============
 Long-term convertible debenture:
YAGI convertible debenture payable from GreenShift assumed April 2006 (as amended and restated)             2,084,986
YAGI convertible debenture payable from GreenShift issued April 2006 (as amended and restated)                657,615
YAGI convertible debenture payable from GreenShift issued February 2007 (as amended and                     1,224,063
restated)
YAGI convertible debenture payable from GreenShift issued April 2007 (as amended and restated)              2,789,278
YAGI convertible debenture payable from GS AgriFuels issued February 2006                                   1,949,631
YAGI convertible debenture payable from GS AgriFuels issued June 2006                                       5,500,000
YAGI convertible debenture payable from GS AgriFuels issued October 2006                                   12,860,000
Less: current portion - YAGI debentures                                                                   (3,000,000)
Note discounts
                                                                                                          (2,319,455)
    Total current portion of convertible debentures                                                      $ 21,746,118
                                                                                                         ============

The convertible debentures noted above are convertible into the common stock of the following companies:

GreenShift Corporation                         $ 6,755,942
GS AgriFuels Corporation                        27,413,649
                                               -----------
Total                                          $34,169,591
                                               ===========

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) of as of March 31, 2008 and the Company's ability to meet such obligations:

Year                                                 Amount
--------------------------------------------------------------
2008                                              $ 19,819,921
2009                                                25,890,520
2010                                                   101,697
2011                                                   193,221
2012 and thereafter                                     86,348
                                                  ------------
Total minimum payments due under current and
long term obligations                             $ 46,091,707
                                                  ============

12        NOTES PAYABLE - RELATED PARTIES

On November 9, 2007, the Company and Carbonics Capital Corporation (the Company's former parent) completed a series of transactions that resulted in the assumption by the Company of all of Carbonics' intercompany, affiliate related party notes payable and receivable, all trade payables, and all receivables, but not including all amounts owed by Carbonics to YA Global Investments, LP. In exchange the Company issued to Carbonics a promissory note in the aggregate amount of $2,948,831 (the "Carbonics Note"). The principal and interest on the Carbonics Note, which accrues at the per annum rate of 8%, are due and payable in full on December 31, 2009. During the three months ended March 31, 2008, the Carbonics Note was reduced by $2,000,000 as a result of the Company's realization during 2007 of impairment charges associated with the Company's NextGen Fuel and Sustainable Systems subsidiaries. The balance owed on the Carbonics Note was $497,556 as of the three months ended March 31, 2008.

During the year ended December 31, 2007, the Company borrowed $30,000 from David Winsness, the Company's Chief Technology Officer. The note carried interest at 5% per year and was payable upon demand. The Company repaid the loan in full during the three months ended March 31, 2008.

During the year ended December 31, 2007, the Company borrowed $20,000 from Edward Carroll, the Company's Chief Financial Officer. The note carried interest at 5% per year and was payable upon demand. The Company repaid the loan in full during the three months ended March 31, 2008.

As of March 31, 2008, the Company owed Candent Corporation $757,853 (the "Candent Note"). The former president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock held by Candent is in trust for the benefit of its former president. The note payable to Candent shall bear interest at a rate of 10% per year and matures November 8, 2010.

As of March 31, 2008, the Company owed Viridis Capital, LLC $346,039 (the "Viridis Note"). Kevin Kreisler, the sole member of Viridis Capital, is the Chairman and Chief Executive Officer of the Company. The note payable to Viridis shall bear interest at a rate of 10% per year and matures in three years.

During the first quarter 2008, the Company cancelled its $319,517 note payable to EcoSystem Corporation as well as certain note payables to and receivable from various Company subsidiaries totaling, $400,863 and $688,234. EcoSystem is majority owned by Viridis.

13         CONVERTIBLE DEBENTURES

YA GLOBAL INVESTMENTS, LP

Restructuring Agreements with YA Global Investments, LP

Restructuring of Convertible Debentures Previously Issued by GreenShift

In connection with the GS COES (Yorkville I), LLC financing (see Note 10, Lines of Credit, above), the Company and YAGI entered into a Restructuring Agreement. The Restructuring Agreement provided for the exchange of all convertible debentures issued by the Company to YAGI for four amended and restated debentures. However, the principal balance of one of the debentures was reduced by $2,000,000 pursuant to the stock purchase transaction between the Company and GS EnviroServices, Inc. (see Note 7, Discontinued Operations). The aggregate principal amount of the restated debentures was $6,755,942 as of March 31, 2008.

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

Restatement of Guarantees by GreenShift, Viridis Capital, LLC and Kevin Kreisler

Payment of all obligations with respect to the Loans and the Debentures noted above has been guaranteed by the Company, by its Chairman, Kevin Kreisler, by his holding company, Viridis Capital, LLC, and by all of the subsidiaries of the Company. The Loans and the Debentures are also guaranteed up to $1.5 million by GS EnviroServices, Inc., an affiliate and former subsidiary of the Company. GS COES (Yorkville I), LLC and each guarantor has pledged all of its assets to secure repayment of the Loans and the Debentures.

Consent to Short-Form Merger of GS AgriFuels

In connection with the foregoing financing transactions, the Company, its subsidiary, GS AgriFuels Corporation, and YAGI entered into an Agreement relating to the previously announced plan of the Company to effect a short-form merger of GS AgriFuels so as to redeem for cash all shares of GS AgriFuels not owned by the Company.

Because GS AgriFuels is indebted to YAGI in the amount of $20,309,631, YAGI's consent to the short-form merger was required. YAGI gave its consent in the Agreement, subject to the following commitments by the Company and GS AgriFuels:

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

OTHER CONVERTIBLE DEBENTURES

On February 28, 2007, the Company entered into a Stipulation of Settlement to settle the lawsuit titled Kerns Manufacturing Corp. v. KBF Pollution Management, Inc., which was pending in the Supreme Court of the State of New York (County of Queens, Index No. 19788/03). Pursuant to the Stipulation, GreenShift issued to Kerns (a) a Convertible Debenture in the principal amount of $500,000 that was paid on March 31, 2007 (the "Kerns $500,000 Debenture") and (b) a convertible debenture in the principal amount of $1,000,000 that was due on June 30, 2007 (the "Kerns $1,000,000 Debenture") and paid in full in February 2008. In April 2007, the entire principal balance on the March 31, 2007 Kerns debenture was converted into 590,268 shares of the common stock of the Company. As of December 31, 2007, the principal balance on the Kerns debenture was $1,000,000. In January 2008, Kerns consented to an extension of the due date of the debenture in return for additional interest of $100,000. During the first quarter 2008, Minority Interest Fund (II), LLC ("MIF") acquired the Kerns $1,000,000 Debenture. This debenture was due to be paid by the Company in two payments $600,000 on January 15, 2008 and $500,000 (plus residual interest and costs of $100,000) on February 15, 2008. MIF purchased the Kerns $1,000,000 Debenture and paid these sums in cash to Kerns on the requisite due dates. In February 2008, MIF subsequently fully converted this debenture at the rate of $0.16 per share into 6,875,000 shares of Company common stock. The managing member of MIF is a relative of Kevin Kreisler, the Company's chairman and chief executive officer.

NOTES PAYABLE

Stillwater Asset Backed Fund, LP

On October 30, 2006, NextGen Acquisition, Inc., a subsidiary of GS AgriFuels that was formed to facilitate the acquisition of NextGen Fuel Inc., sold to Stillwater Asset-Based Fund, LP a Term Note in the principal amount of $6 million. In conjunction with the financing NextGen Acquisition paid an origination fee of $75,000, prepaid interest of $300,000, legal fees of $35,225, and received net proceeds of $5,589,775. NextGen Acquisition used $4,879,236 of the proceeds to acquire NextGen Fuel, Inc., made a loan totaling $568,958 to GS Design, Inc. (a subsidiary of the Company), and repaid the Company $141,580 for amounts paid by the Company in connection with the NextGen Fuel, Inc. acquisition. The Term Note accrues interest at a rate of 20% per annum. Monthly payments of principal and interest were due beginning February 1, 2007, with a monthly principal amount of at least $300,000 and additional principal payments made as a percentage of cash receipts of NextGen Fuel, Inc. On July 31, 2007, NextGen Acquisition, Inc. entered into Amendment 1 to the Credit Agreement with Stillwater Asset-Based Fund, LP. According the Amendment, NextGen received an additional principal amount of $555,600. In conjunction with the refinancing, NextGen Acquisition paid a financing fee of $72,880 and legal fees of $24,245, $13,125 of which was paid via $17,500 shares of GS AgriFuels common stock. According to the amended terms, all amounts of principal and interest not previously satisfied will be due on September 30, 2008. Monthly payments have been adjusted as follows: interest only August 2007 payment; September and October 2007 payments would be an amount equal to the applicable Biodiesel Systems Net Revenue Repayment Percentage of 10% (the Biodiesel Systems Net Revenue is a defined term in the relevant agreements and it is defined as gross cash receipts received during the preceding month); November 2007 through January 2008 payments would be an amount equal to the $200,000 plus the applicable Biodiesel Systems Net Revenue Repayment Percentage; and, payments from February 2008 until the Maturity Date would be an amount equal to $300,000 plus the applicable Biodiesel Systems Net Revenue Repayment Percentage with all outstanding obligations due and payable on the final Maturity Date. The obligations of NextGen Acquisition Inc. under the Term Note have been guaranteed by the Company, GS AgriFuels, NextGen Fuel, Inc., and by the following affiliates: Carbonics Capital Corporation, GreenShift Corporation, EcoSystem Corporation, GS Design, Inc., GS Rentals, LLC and Viridis Capital, LLC (the "Guarantors"). Each of the Guarantors has pledged its assets to secure its guaranty. For the three months March 31, 2008, interest expense of $172,447 for this obligation was incurred. The principal balance of this note at March 31, 2008 was $2,771.886.

Sustainable Systems

Selling Shareholders

On March 26, 2007, GS AgriFuels purchased the remaining 85% of the outstanding capital stock of Sustainable Systems, Inc. (GS AgriFuels had previously purchased 15% of the capital stock of Sustainable). The purchase price was approximately $12.6 million of which $100,000 was payable at closing, a note was issued for approximately $1.9 million and two approximately $3.55 million debentures were issued to the selling shareholders totaling $9,004,018. The $1.9 million note is due upon the completion and commissioning of Sustainable's current plant expansion, which is expected to be completed in the fourth quarter of 2008. It accrues interest at 5% per annum to be paid on a pro-rated basis at maturity.

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

Installment Debt Refinancing

In October 2005, prior to becoming a subsidiary of GS AgriFuels, Sustainable Systems and Sheridan Electric Co-op signed an Installment Sale and Purchase Agreement on September 30, 2005. Under the agreement, the Company acquired $1,913,185 of property, plant and equipment by application of $192,286 in deposits paid and the assumption of $1,720,899 in installment debt equal to the mortgage obligation of the seller, which must be fully paid off or refinanced by the Company by the end of the primary term (through October 31, 2006 or the end of any additional option periods). Sustainable Systems occupied the plant on October 1, 2005. To ensure payment of the installment debt, the deposits paid by the Company are non-refundable and the seller shall not deliver title to the premises and the personal property until the debt is fully paid off or refinanced. From 2006 to present, and under the terms of the Installment Sale and Purchase Agreement, Sustainable Systems exercised several letter agreements to extend the refinance period to June 1, 2008. Under the terms of the extension agreement, Sustainable paid $300,000 as of the March 31, 2008 extension due date. This amount was applied to principal along with the usual monthly payment. All the terms and conditions under the Installment Sale and Purchase Agreement remain applicable under the extended refinance periods. The note is secured by an interest in all the assets of Sustainable including the accounts receivable. The note accrues interest at a rate of 7.68% per annum. Monthly payments consist of principal and interest and a final payment will be due on September 25, 2013. For the three months ended March 31, 2008, interest expense of $25,413 for these obligations was incurred. As of March 31, 2008, the total principal balance on this note was $845,417.

Term Notes

Sustainable Systems has various notes payable with two other lenders. Sustainable has signed three notes payable with the Montana Department of Agriculture totaling $124,052. These notes were issued by the Montana Agriculture Development Council under Return On Investment Agreements, numbers 0250714, 0350764, and 0450785. A return on investment (ROI) pursuant to these agreements is an award of money with the expectation that all or a part of the money will be repaid after a deferral period. No payments are required, and no interest is accrued during the initial time period. After the deferral period, the award recipient repays the investment plus interest over a remaining period (up to seven years). As of December 31, 2005, all three notes were in the deferral period with expected deferral of interest and payments until February 2006. The deferral periods were subsequently extended and the notes were further modified with regard to interest and subordination (see Note 10). ROI note number 0450785 is secured by a lien on specific equipment including pumps, blending vessels, storage bins and a solvent recovery system. All notes accrue interest at the rate of 3.2% per annum with payments of principal and interest beginning March 6, 2011. The notes are secured by an interest in various equipment including eleven pumps and a solvent recovery system. For the three months ended March 31, 2008, interest expense of $997 for these obligations was incurred and accrued.

Sustainable has signed four notes with Great Northern Development. Three of the notes totaling $411,072 at March 31, 2008 accrue interest at the rate of 6% per annum. The payment terms for the notes are as follows: the $10,663 and $122,009 notes are to be paid off with 180 monthly payments beginning December 15, 2005 with a maturity date of November 15, 2020 and the $278,400 note is to be paid off with 120 monthly payments beginning March 15, 2006 with a maturity date of January 15, 2016; the monthly payments on this note are $1,800 per month from April 2007 to March 2008 and then $3,300 thereafter. The fourth note for $629,796 (as of March 31, 2008) accrues interest at the rate of 5% per annum with payments of principal only through November 2007 and principal and interests payments until the maturity date of November 15, 2010; the monthly payments on this note are $7,500 during 2007, $10,000 during 2008 and $17,302 thereafter. For the three months ended March 31, 2008, interest expense of $13,152 for these obligations was incurred. The principal balance of these notes at March 31, 2008 was $1,040,868.

On June 4, 2007, Sustainable Systems, Inc. issued an unsecured demand promissory note in the amount of $250,000 with Sheridan Electric Co-Op, Inc. in exchange for the same amount of pre-existing accounts payable to the holder. The note accrues interest at a rate of 6% per annum. Monthly payments were due in the amount of $1,500 starting June 1, 2007 and shall continue until March 1, 2010. Each payment shall first be applied to the accrued interest and then to the principal balance. For the three months ending March 31, 2008, interest expense of $3,719 for these obligations was incurred. The principal balance of this note at March 31, 2008 was $244,965.

PURCHASE OBLIGATIONS

NextGen Selling Shareholders

On October 30, 2006, a wholly-owned subsidiary of GS AgriFuels purchased 100% of the outstanding capital stock of NextGen Fuel, Inc. The purchase price was $21,204,437, of which $17,000,000 was paid at closing leaving a holdback obligation to the selling shareholders totaling $4,204,437. $3,204,437 of the holdback was due when NextGen Fuel realized revenue of $7,500,000 subsequent to the acquisition subject to certain working capital adjustments and provided that there are no claims for indemnification or otherwise against the selling shareholders. The remaining $1,000,000 holdback, with interest at 6% per annum, is due to a former sales consultant to NextGen and a selling shareholder subject to the payment by customers for biodiesel production systems totaling forty million gallons per year of production capacity subject to certain working capital adjustments and provided that there are no claims for indemnification. To the extent due, the balance of the estimated holdback at March 31, 2008 was $3,979.437.

Bollheimer & Associates

As a result of its acquisition of 100% of the stock of Bollheimer & Associates, Inc., the Company entered into a purchase obligation of $320,000. This amount does not bear interest and is payable in the amount of $80,000 on or before July 1, October, 2008 and January 1, 2009 with the remaining $80,000 due on or before January 1, 2011 subject to certain sales based hurdles.

14        EMBEDDED DERIVATIVES

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

During the three months ended March 31, 2008 and 2007, the change in the fair value of the derivative resulted in a non-cash gain of $319,829 and loss of $436,180, respectively. Amortization of the debt discount totaled $742,313 for the three months ended March 31, 2008. As of March 31, 2008, the fair value of the derivative liabilities was $0 since the derivatives were eliminated due to the restructuring of the YAGI debt resulted in the embedded conversion option no longer meeting the bifurcation criteria of SFAS 133. The derivatives were marked to fair market value as of the date of the restructure, January 11, 2008. The change in value was recorded as income and the fair value of the derivative was reclassified against additional paid in capital.

15       COMMITMENTS AND CONTINGENCIES

The Company is party to the matter entitled LeBlanc v. Tomoiu, et. al., which action was filed in the Superior Court of Connecticut. The verified complaint seeks damages relating to the acquisition by the Company's former subsidiary, General Ultrasonics Corporation, of the stock of H2 Energy Solutions, Inc. from substantially all of its shareholders, as well as attorney's fees and costs. The Company has responded to the verified complaint and denies any liability.

The Company's subsidiaries, GS AgriFuels Corporation and NextGen Fuel, Inc. are party to the matter entitled O'Brien & Gere Limited, et al v. NextGen Chemical Processors, Inc., et al., which action was filed in the Supreme Court of the State of New York. The verified complaint had sought performance of and damages relating to certain service and related agreements, plus attorney's fees and costs. This matter relates to the provision by plaintiffs of certain engineering services to NextGen Chemical Processors, Inc. ("NCP") during 2005 and 2006. NCP is owned by the former shareholders of NextGen Fuel, Inc., subsidiary. On September 19, 2007, the Supreme Court of the State of New York dismissed a significant portion of O'Brien & Gere's complaint with prejudice. Management does not believe that there is a reasonable possibility that the claims made against NextGen Fuel by the plaintiffs in this litigation indicate that a material loss has occurred. Accordingly, no accrual has been made in connection with those claims.

16       GUARANTY AGREEMENT

On October 31, 2006, the Company guaranteed the following obligations:

     >> 14 month Term Note in the principal amount of $6,000,000 issued by NextGen Acquisition, Inc., to Stillwater Asset-Backed Fund, LP;

     >>   3 year  Secured  Convertible  Debenture  in the  principal  amount  of
          $13,000,000   issued  by  GS  AgriFuels   Corporation   to  YA  Global
          Investments, LP.

     >>   3 year  Secured  Convertible  Debenture  in the  principal  amount  of
          $5,500,000   issued  by  GS   AgriFuels   Corporation   to  YA  Global
          Investments, LP.

The Company's guaranty was secured by a pledge of all its assets including investments in its subsidiaries. GS AgriFuels Corporation is a subsidiary of the Company. NextGen Acquisition, Inc., is a subsidiary of GS AgriFuels Corporation. The balance due to Stillwater at March 31, 2008 was 2,771,886.

Both Viridis Capital, LLC ("Viridis"), the majority shareholder of the Company, and its sole member, Kevin Kreisler, the Company's chairman, have guaranteed nearly all of the Company's senior debt (in the outstanding amount of $36.2 million), and Viridis has pledged all of its assets, including its share of Company Series D Preferred Stock (see Note 6, Shareholders Equity, above), to YA Global Investments, LP ("YAGI"), to secure the repayment by the Company of its obligations to YAGI.

17       SEGMENT INFORMATION

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

The Company's operations during the fiscal quarter ended March 31, 2008 are classified into three reportable business segments: Equipment & Technology Sales, Culinary Oil Production & Sales, and Biofuel Production & Sales. Each of these segments is organized based upon the nature of products and services offered. The Company's remaining operations are aggregated and classified herein as Corporate.

Summarized financial information about each segment is provided below:
3 Months                                         Equipment &        Culinary Oil            Biofuel
Ended 3/31/08                   Corporate   Technology Sales  Production & Sales Production & Sales          Total
------------------------------------------------------------------------------------------------------------------
Total revenue              $          --  $        2,564,428  $        3,659,954  $         331,371  $   6,555,753
Cost of revenue                   14,608           1,283,225           3,261,803            222,267      4,781,903
                           -------------  ------------------  ------------------  -----------------  -------------
   Gross profit                 (14,608)           1,281,203             398,152            109,104      1,773,850

Operating expenses               452,976             401,006             344,823             89,465      1,288,271
                           -------------  ------------------  ------------------  -----------------  -------------
 Income(loss) from operations  (467,583)             880,197              53,328             19,639        485,581

Other income (expense)       (2,428,931)         (1,488,963)           (106,356)          (248,719)    (4,272,969)
                           -------------  ------------------  ------------------  -----------------  -------------
   Loss before taxes         (2,896,514)           (608,766)            (53,028)          (229,080)    (3,787,388)
Taxes                                 --               7,019                  --                 --          7,019
                           -------------  ------------------  ------------------  -----------------  -------------
Net loss attributable to
common shareholders        $ (2,896,514)  $        (615,785)  $         (53,028)  $       (229,080)  $ (3,794,407)
                           =============  ==================  ==================  =================  =============


3 Months                                         Equipment &        Culinary Oil            Biofuel
Ended 3/31/07                   Corporate   Technology Sales  Production & Sales Production & Sales          Total
------------------------------------------------------------------------------------------------------------------
Total revenue              $          --  $          588,070  $          418,138  $              --  $   1,006,208
Cost of revenue                       --             456,615             452,463                 --        909,078
                           -------------  ------------------  ------------------  -----------------  -------------
   Gross profit                       --             131,455            (34,325)                 --         97,130
Operating expenses                80,179           2,520,156              50,309            571,515      3,222.159
                           -------------  ------------------  ------------------  -----------------  -------------
   Income(loss)
   from operations              (80,179)         (2,388,702)            (84,634)          (571,515)    (3,125.030)
Other income (expense)           384,473         (1,680,736)              69,966             (6237)    (1,232,535)
                           -------------  ------------------  ------------------  -----------------  -------------
   Income (loss) before taxes    304,293         (4,069,438)         (14,668)           (577,752)     (4,357,564)
Taxes                                 --                  --                  --                 --             --
                           -------------  ------------------  ------------------  -----------------  -------------
Net loss from
continuing operations      $     304,293  $      (4,069,438)  $         (14,668)  $        (55,278)  $ (4,357.564)
                           =============  ==================  ==================  =================  =============
Gain (loss) from
discontinued operations           55,918                  --                  --                 --         55,918

Preferred dividends            (151,875)                  --                  --                 --      (151,875)

Net loss                   $     208,336  $      (4,069,438)  $         (14,668)  $       (565,278)  $ (4,453.521)
                           =============  ==================  ==================  =================  =============

18       MINORITY INTEREST

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

In accordance with the completion of the GS AgriFuels Go-Private Transaction (see Note 13, Convertible Debentures), the Company recorded the related obligation to the former minority shareholders of GS AgriFuels of $1,265,762 at December 31, 2007. This obligation was reduced to $432,701 as of March 31, 2008, which amount the Company expects to either cancel or satisfy during the second quarter 2008.

19       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:

                                                                                        2008                2007
                                                                                ------------      --------------
     Cash paid during the year for the following:
         Interest                                                               $    272,751       $      31,911
         Income taxes                                                                 15,558                  --
                                                                                ------------      --------------
                Total                                                                288,309              31,911
                                                                                ============      ==============
     Supplemental Schedule of Non-Cash Investing and Financing Activities:

     Acquisition of Bollheimer & Associates with Debt                                320,000                  --
     Stock issued for compensation                                                   304,017              83,574
     Reduction of convertible debentures from disposal
      of investment in GS EnviroServices                                           2,000,000                  --
     Reduction of related party debt from forgiveness                              2,000,000                  --


20       RELATED PARTY TRANSACTIONS

In January 2008, the Company issued 25,085 and 6,797,633 shares of Company common stock to relatives of Kevin Kreisler upon conversion of 1,254,244 shares of Company Series A Preferred Stock and 151,250 shares of Company Series B Preferred Stock, respectively, which Series A and Series B preferred shares were originally issued in 2003 in connection with financial accommodations provided to the Company by the holders.

21       ACQUISITION

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

ACQUISITION OF BOLLHEIMER & ASSOCIATES, INC.

Effective January 1, 2008, the Company acquired 100% of the stock of Bollheimer & Associates, Inc. ("BA") in return for $450,000 in cash plus shares of performance based Series B Preferred Stock that are convertible into 500,000 shares of Company common stock. The cash portion of the acquisition price is to be paid in five installments (the first of which was paid at closing), with the last installment due on or before January 1, 2011 provided that BA continues to generate at least $125,000 in gross sales per year for the next three years. The shares of performance based Series B Preferred Stock issued at closing are convertible on a pro rated basis into 500,000 shares of Company common stock in conjunction with the Company's realization of $50,000,000 in EBITDA. Of the $450,000 total, $400,000 was allocated to the purchase; goodwill of $392,102 was recorded which represents the excess of the purchase price of the net assets acquired. Phil Bollheimer, the president of BA, entered into an employment agreement with the Company in connection with this transaction.

22       SUBSEQUENT EVENTS

ACQUISITION OF BIOFUELS INDUSTRIES GROUP, LLC

Effective May 15, 2008, the Company and Biofuels Industries Group, LLC (d/b/a NextDiesel(TM)) ("BIG") entered into an Exchange Agreement pursuant to which the Company exchanged Company stock in return for 100% of the equity of BIG. This transaction is currently in escrow pending receipt of all final post-closing deliverables, which are expected to be finalized within two days.

BIG owns and operates a biodiesel production facility in Adrian, Michigan based on the Company's patent-pending biodiesel technology. This facility has a current production capacity of 10 million gallons of biodiesel per year and it already includes much of the equipment necessary to rapidly scale to 20 million gallons per year. In addition, this facility has been specifically designed to refine the Company's extracted corn oil supplies into biodiesel.

The Exchange Agreement and related transaction documents (collectively, the "BIG Acquisition Agreement") provides for the following terms and conditions:

     >> Vested Company Shares. The issuance by the Company to the BIG shareholders of 20,000,000 shares of Company common stock.

     >> Performance-based Company Shares. The issuance by the Company to the BIG shareholders of 20,000 shares of the Company's new Series E Preferred Stock (the "Series E Shares"), which shares are convertible at a fixed rate of 1 preferred share to 1,000 common shares into a total of 20,000,000 shares of Company common stock; provided, however, that the Series E Shares shall be convertible into Company common shares in proportion to the Company's earnings before interest, taxes, depreciation and amortization and non-cash and non-recurring items ("EBITDA") and will be fully convertible into 20,000,00 common shares if only if the Company achieves $50,000,000 in EBITDA during one year period.

     >> Performance-based Cash Hurdle. The payment by BIG to BIG's founding shareholders of $1,000,000 in cash payable upon the realization by the Company of $10,000,000 in annualized EBITDA.

     >> Redemption of BIG Equity Investment. The redemption by BIG of BIG's "Class A Membership Units" for a total of $9 million payable with a 12% coupon commencing January 30, 2009 at a rate equal to 30% of BIG's net cash flows (after all operating costs and regular debt payments have been paid) (the "Class A Redemption").

     >> Guaranty of BIG's Founding Shareholders. BIG's founding shareholders have agreed to keep their personal guaranties of BIG's senior loans in place (the "BIG Loans") in return for a guaranty fee equal to 5% of the balance due under the BIG Loans (the "Guaranty Fee"). The Company has agreed to use its best efforts to refinance the BIG Loans to remove these guaranties on or before the first anniversary of the effective date of the acquisition. If this condition is not satisfied, then the Guaranty Fee shall increase to 7% and BIG shall accelerate and prepay the principal amount of the BIG Loans at the rate of $1,000,000 plus 25% of BIG's net cash flows until paid in full (the "Guaranty Payments").

     >> Guaranty of the Company and its Founding Shareholder. The Company, Viridis Capital, LLC and Kevin Kreisler (the "GreenShift Parties") entered into a Contribution Agreement with NextFuels, LLC, the holding company of the founding shareholders of BIG, relative to the agreement of the GreenShift Parties to guaranty the guaranty of the BIG Loans by BIG's founding shareholders. The obligations of the GreenShift Parties under the Contribution Agreement are subordinated to the interests of YA Global Investments, LP ("YAGI"), the Company's senior lender.

     >> Potential Rescission. The Company's equity in BIG is subject to rescission in the event that: (a) the BIG Loans are not timely serviced and kept in good standing, (b) the Guaranty Payments, if relevant, are not timely made, and (c) if the Class A Redemption payments are not made to the extent that they are due. This term expires automatically upon the full payment and/or refinancing of the BIG Loans without the guaranty of the BIG founding shareholders and the full payment of the Class A Redemption.

     >> Consulting Agreement. BIG's chief executive officer and one of its founding shareholders, Terry Nosan, entered into a consulting agreement with BIG at closing pursuant to Mr. Nosan will provide management services to BIG and the Company. Mr. Nosan was also appointed to the Company's board of directors.

Series E Preferred Stock

Each share of Series E Preferred Stock may be converted by the holder into 1,000 shares of common stock. The holders would be entitled to cumulative dividend rights equal to that of 1,000 common shareholders upon the declaration of dividends on common stock, and have voting privileges of one vote to every one common share. As noted above, the Series E Shares are only convertible into Company common shares on a pro-rated basis in conjunction with the Company's realization of $50,000,000 in EBITDA.

The following is a schedule of Company common shares potentially issuable upon conversion of the Series E Shares in the event and to the extent that the Company achieves the agreed upon EBITDA targets:

Annualized                           Number of Series E Shares                             Number of Common Shares
EBITDA Target ($)                       That Can Be Converted                             Issuable Upon Conversion
------------------------------------------------------------------------------------------------------------------
$    5,000,000                                           2,000                                           2,000,000
$   10,000,000                                           4,000                                           4,000,000
$   15,000,000                                           6,000                                           6,000,000
$   20,000,000                                           8,000                                           8,000,000
$   25,000,000                                          10,000                                          10,000,000
$   30,000,000                                          12,000                                          12,000,000
$   35,000,000                                          14,000                                          14,000,000
$   40,000,000                                          16,000                                          16,000,000
$   45,000,000                                          18,000                                          18,000,000
$   50,000,000                                          20,000                                          20,000,000

Pro Forma Fully Diluted Shares of Common Stock Outstanding

The following schedule reconciles the Company current share structure with its pro forma fully diluted share structure based on the shares of common stock outstanding as of May 15, 2008 (after closing of the BIG acquisition described above) plus the performance-based shares described above:

                              Current Issued                Pro Forma Shares Outstanding Upon Satisfaction of
                             and Outstanding                       Performance-Based EBITDA Threshold
                                Common Stock       $10,000,000       $25,000,000      $50,000,000      $75,000,000
------------------------------------------------------------------------------------------------------------------
Public Float                      56,044,957        56,044,957        56,044,957       56,044,957       56,044,957
Employee Pool                      8,832,392        16,533,333        36,133,333       69,133,333       69,133,333
Viridis Capital, LLC                 154,000        16,794,000        41,754,000       83,354,000      124,954,000
BIG Shareholder Group             20,000,000        24,000,000        30,000,000       40,000,000       40,000,000
-------------------------------------------------------------------------------------------------------------------
Pro Forma Shares Outstanding      85,031,348       113,172,290       163,932,290      248,532,290      290,132,290

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
OVERVIEW

GreenShift Corporation ("we," "our," "us," "GreenShift," or the "Company") develops and commercializes clean technologies that facilitate the efficient use of natural resources. We do this today by developing and integrating new technologies into existing agricultural production facilities, by selling equipment and services based on those technologies, and by using those technologies to directly produce and sell biomass-derived oils and fuels.

Our strategy is to use our proprietary extraction and production technologies to become a leading producer of biofuels, and to do so at enhanced cost and risk profiles by extracting and refining raw materials that other producers cannot access or process.

We  currently  own  and  operate  four  production  facilities  - two  corn  oil extraction facilities based on our patented and patent-pending corn oil extraction technology, one biodiesel production facility based on our patent-pending biodiesel production technologies (this facility was acquired in May 2008; see Note 22 to the Condensed Consolidated Financial Statements, Subsequent Events, above), and one vegetable oilseed crushing facility based on conventional process technology.

The corn oil we extract is shipped to our biodiesel facility where it is refined into biodiesel and then sold into the biofuels markets, and the refined vegetable oil we extract in our crushing facility is sold into the food markets. We also refine waste fats, oils and greases into biodiesel at our biodiesel production facility.

We are currently building a number of corn oil extraction facilities and we are expanding our biodiesel production and oilseed crush facilities. We are also under contract to build additional corn oil extraction and biodiesel production facilities. We are currently operating, building and expanding the following production facilities:

Location                           Technology                          Production Capacity          Current Status
------------------------------------------------------------------------------------------------------------------
Adrian, Michigan                   Biodiesel Production                10.0 million gallons per year   Operational
Culbertson, Montana                Culinary Oil Production             1.3 million gallons per year    Operational
Oshkosh, Wisconsin                 Corn Oil Extraction                 1.5 million gallons per year    Operational
Medina, New York                   Corn Oil Extraction                 1.5 million gallons per year    Operational
Marion, Indiana                    Corn Oil Extraction                 1.5 million gallons per year   Construction
Riga, Michigan                     Corn Oil Extraction                 1.5 million gallons per year   Construction
Lakota, Iowa                       Corn Oil Extraction                 3.0 million gallons per year   Construction
Fulton, New York                   Corn Oil Extraction                 3.0 million gallons per year   Construction
Milton, Wisconsin                  Corn Oil Extraction                 1.5 million gallons per year   Construction
Richardton, North Dakota           Corn Oil Extraction                 1.5 million gallons per year   Construction

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

In addition to our own production of feedstocks, we provide equipment and services to other participants in the renewable fuels industry. Since June 2007, we have commissioned a total of 25 million gallons per year of biodiesel production capacity, and we are under contract to build additional production capacity during 2008.

Executive Summary

Highlights for the quarter ended March 31, 2008 are as follows:

     >> Our total revenues were $6,55,753 as compared to $1,006,208 in revenues for 2007;

     >> Our EBITDA was $920,324 as compared to EBITDA of $(1,250,277) for the same period in 2007;

     >> We produced and sold more than 502,000 gallons of biomass-derived oils;

     >>   We  completed   construction  (which  was  started  during  2007)  and
          delivered an additional 10 million gallons per year of biodiesel production capacity for a third party client;

     >> We closed on a $10 million revolving credit facility to support the construction of our corn oil extraction facilities;

     >> We completed construction and commenced commissioning of our corn oil extraction facility in Medina, New York;

     >> We completed the acquisition of Bollheimer & Associates, Inc., an engineering firm specializing in process design and automation for the vegetable oil and biofuels industries; and,

     >> We reduced debt by $5,122,557, liquidated non-strategic assets, and further streamlined our operations.

Components of Revenue

Our principal sources of revenue during the quarter ended March 31, 2008 derived from the following activities:

     >>   Equipment & Technology Sales

     >>   Culinary Oil Production & Sales

     >>   Biofuel Production & Sales

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Total revenues for the three months ended March 31, 2008 were $6,555,753, representing an increase of $5,549,545, or 552%, over the three months ended March 31, 2007 revenues of $1,006,208. Revenue for the three months ended March 31, 2008 included:

     >>   $2,564,428 in equipment and technology sales;

     >>   $3,659,954 in culinary oil sales; and,

     >>   $331,371 in sales of corn oil for biofuel production.

In the comparable period of last year, our revenues were comprised of $588,070 from equipment sales, $418,138 from culinary oil production and sales, and $0 from the biofuels production segment.

We expect that our quarterly revenues will steadily increase for the foreseeable future as we complete the following planned activities during the second, third and fourth quarters of 2008:

     >>   Equipment & Technology Sales.

          As noted above, we delivered and commissioned a 10 million gallon per year biodiesel facility for an Indiana-based client during the first quarter 2008. The majority of the revenue and contribution margin for this system were realized during 2007. We expect to complete construction and commence the commissioning of another 10 million gallon per year facility for this same client during the second quarter 2008. The majority of the revenue and margin for this additional system will be realized during the second quarter of this year. Moreover, we are party to agreements to design, build and commission biodiesel and related production infrastructure for a number of additional third party clients. We expect that equipment and technology sales will increase in the second quarter and thereafter will remain episodic and dependent on the issuance by our clients of notices to proceed under existing contracts.

     >>   Culinary Oil Production & Sales.

          Culinary oil sales were higher than expected during the first quarter 2008 due to opportunistic sales of whole seed into higher end culinary markets. Quarterly revenues from this segment for the second and third quarters of this year can be expected to decrease to historical levels due to the fact that we have scaled back production until we complete our plant expansion project. We will not operate at efficient economies of scale until we complete of this project. We will not be able to recover all of the available oil in the seed we process until then. Revenues in this segment can be expected to rise significantly after we complete this plant expansion (which is targeted for the fourth quarter of this year).

     >>   Biofuel Production & Sales.

          We commenced commissioning of our Medina, New York corn oil extraction facility and a scheduled upgrade of our Oshkosh, Wisconsin corn oil extraction facility during the first quarter. We are scheduled to commission several more corn oil extraction facilities over the balance of this year. Ordinarily, these new facilities would be expected to significantly increase revenue during the balance of 2008. However, in May 2008, we completed the acquisition of Biofuels Industries Group, LLC ("BIG"), which company owns a biodiesel facility that is based on our biodiesel technologies.

          The BIG facility has been designed to efficiently refine our extracted corn oil into biodiesel. Given our current and expected production of corn oil, this acquisition will result in additional increases in sales associated with our corn oil extraction efforts. Prior to the BIG acquisition, we sold corn oil for biodiesel production at prices that were discounted to diesel spot prices. By internalizing biodiesel production capacity, we can now refine and sell corn oil derived biodiesel (instead of extracted corn oil alone) at more than $4.50 per gallon at current market prices - more than two times the sales price of extracted corn oil realized during the first quarter.

          Furthermore, BIG's current annualized biodiesel production capacity is greater than our current corn oil extraction capacity. This allows us to opportunistically purchase and refine waste fats, oils and greases into ASTM standard biodiesel. We intend to expand BIG's annualized production capability to at least 20 million gallons per year by the fourth quarter 2008. This expansion will allow us refine increased volumes of these waste fats, oils and greases.

          These activities are all expected to result in significantly increased revenue during the second quarter and the balance of 2008 from this segment. At current market prices, a 10 million gallon per year production facility can be expected to generate about $45 million in annualized biodiesel sales.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2008 were $4,781,903, or 72.9% of revenue compared to $909,078, or 90.3% of revenue for the same period in 2007.

During the three months ended March 31, 2008, the Company's biofuel production costs of revenue were $222,267 as compared to $0 for the same period in 2007, and were attributable to costs of oil, transportation and maintenance. Cost of revenue for our equipment and technology sales business were $1,283,225 for the three months ended March 31, 2008 as compared to $456,615 for the same period in 2007. This increase was attributable to the increased costs associated with increased sales of equipment to third party clients. Cost of revenues for the Company's oilseed crush facility, which was acquired in March 2007, were $3,261,803 for the three months ended March 31, 2007 as compared to $452,463 for the three months ended March 31, 2007 and were primarily attributable to oilseed purchases and direct labor.

Included within cost of revenue is depreciation and amortization expense of $100,103 and $48,251 for the three months ended March 31, 2008, and 2007, respectively. Depreciation and amortization expense increased by $51,852 over the same period in 2007.

Gross Profit

Gross profit for three months ended March 31, 2008 was $1,773,850, representing a gross margin of 27.1%. This compared to $97,130 or 9.7%, in the comparable period of the prior year. The increase in margin as a percentage of sales was primarily due to the Company's changed business operations during 2007 as well as the development and early stage nature of those operations during the first half of 2007.

We expect that our gross profit will increase due to the following factors:

     >>   Equipment & Technology Sales.

          We expect that our gross margins will increase in the second quarter due to planned construction and commissioning activities for our third party clients in our equipment and technology sales segment as well as increased production of corn oil and, with the acquisition of BIG, biodiesel.

     >>   Biofuel Production & Sales.

          Significant increases in gross profit can be expected during the balance of 2008 as we commission additional corn oil extraction facilities. Prior to the BIG acquisition, the contribution of corn oil sales to gross margins was less than $1.00 per gallon. Moving forward, since we are now directly refining our extracted corn oil into biodiesel, the contribution of corn oil to our gross profit is expected to increase to more than $2.00 per gallon. Plus, an additional $0.70 per gallon in gross profit is expected to the extent that we use our surplus biodiesel production capacity (which equals our biodiesel nameplate capacity less our current corn oil extraction rates) to refine waste fats, oils and greases into biodiesel at BIG.

Operating Expenses

Operating expenses for the three months ended March 31, 2008 were $1,288,271 compared to $3,222,159 for the same period in 2007. Included in the three months ended March 31, 2008 was $304,017 in stock-based compensation as compared to $1,997,861 for the three months ended March 31, 2007. The decrease in operating expenses was primarily due to the Company's changed business operations during 2008 and included non-recurring equity and other transactions relating to our restructuring.

Management believes that selling, general and administrative expenses over the next reporting period will be reduced as a percent of revenue due to our recently completed restructuring. Additional decreases, as a percentage of sales, are expected as our biofuels, culinary and equipment sales businesses continue to grow.

Interest Expense

Interest expense for the three months ended March 31, 2008 was $1,328,743 representing an increase of $278,135 from $1,050,608 for the same period in 2007. This increase was mostly due to the debt service of the debt financing associated with the Company's biodiesel equipment sales and culinary oil sales businesses.

Expenses Associated with Derivative Instruments

Gain from the change in the fair market value of derivative liabilities was $319,829 for the three months ended March 31, 2008 compared with a loss of $436,180 for the three months ended March 31, 2007. Amortization of deferred financing costs and debt discounts was $1,114,096 and $1,543,532, respectively.

Net Income or Loss

Net loss from continuing operations for the three months ended March 31, 2008, was $3,794,409 as compared to a loss of $4,357,564 from the same period in 2007. Income for discontinued operations was $0 for the three months ended March 31, 2008 as compared to $55,918 for the three months ended March 31, 2007. There were no preferred dividends for the three months ended March 31, 2008 as compared to preferred dividends of $151,875 for the three months ended March 31, 2007. Net loss for the three months ended March 31, 2008, was $3,794,409 as compared to a loss of $4,453,521 from the same period in 2007.

The Company produced an adjusted EBITDA of $920,324 during the three months ended March 31, 2008. To clarify the effect of these one-time charges and financing charges on the Company's results, the following table reconciles the Company's net loss on an unconsolidated basis with adjusted EBITDA (a non-GAAP measure of performance):

                                                                                       Three Months Ended
                                                                                    2008                      2007
                                                                       -----------------         -----------------

Net income (loss)                                                      $     (3,794,406)         $     (4,453,521)

Adjustments to net income (loss) from operations:
   Interest expense                                                            1,328,743                 1,050,608
   Depreciation                                                                  100,103                    48,251
   Amortization of intangibles                                                   525,000                   525,801
   Amortization of debt discount and deferred financing                        1,114,096                 1,543,532
   Gain/loss on fair market value of derivatives                               (319,829)                   436,180
   Stock based compensation                                                      304,017                 1,997,861
   Loss on disposal of investment                                              1,662,600                        --
   Preferred dividends                                                                --                   151,875
   Gain from discontinued operations                                                  --               (2,494,946)
   Other non-recurring equity, restructuring and
    consolidation (income) expense, net                                               --                  (55,918)
                                                                       -----------------        ------------------

Adjusted EBITDA                                                        $         920,324         $     (1,250,277)
                                                                       =================         =================

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

DERIVATIVE LIABILITIES

As of March 31, 2008, the Company and its subsidiaries had several convertible debentures due. The conversion feature on these debentures is variable based on trailing market prices and therefore contains an embedded derivative. We value the conversion feature at the time of issuance using the Black-Scholes Model and record a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The derivative liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, as well as the stock of our subsidiaries, the change in the derivative liability and the resulting gain or loss is usually material to our results.

The principal amount on our convertible debentures was $34,169,591 as of March 31, 2008 and the unamortized note discount was $2,319,455. For the three months ended March 31, 2008, we recognized interest expense for accretion of the debt discount of $742,313 and a gain for the change in fair value of the derivative of $319,829 for these debentures. The total derivative liability as of March 31, 2008 was $0 as the derivative feature was eliminated when the YA Global debentures were restructured and a fixed conversion price was put in place.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Balances

As of March 31, 2008, we had a cash balance of $412,727, down from a balance of $1,814,452 at March 31, 2007. This net cash is summarized below and discussed in more detail in the subsequent sub-sections:

>>     Operating Activities         $1,335,924 of net cash
                                    used by operating activities primarily
                                    deriving from sales of equipment and
                                    technology as well as corn oil for biofuel production.

>>     Investing Activities         $3,987,337 of net cash
                                    used in investing activities mainly for
                                    purchase of equipment for and construction of our corn oil extraction facilities and oilseed crush facility.

>>     Financing Activities         $5,260,252 of net cash provided by financing
                                    activities was offset by an increase in
                                    related party debt.

Current and Prior Year Activity

Our primary source of liquidity is cash provided by financing activities. For the three months ended March 31, 2008, net cash used by our operating activities was $1,335,924 as compared to the net cash provided by our operating activities of $701,893 for the three months ended March 31, 2007.

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

At March 31, 2008, accounts receivable, net of allowance for doubtful accounts, totaled $2,650,855 and inventories totaled $3,896,902. Accounts payable and accrued expenses totaled $6,614,003.

For the three months ended March 31, 2008, we used $3,987,337 in investing activities as compared to $744,111 used in investing activities for the three months ended March 31, 2007. For the three months ended March 31, 2008, cash from financing activities provided $5,260,252 as compared to $218,068 provided by financing activities during March 31, 2007.

The Company had a working capital deficit of $30,878,105 at March 31, 2008, which includes $3,854,437 in purchase obligations, $9,004,018 in amounts due to the prior owners of our oilseed crush facility and $1,606,447 in related party debt. Despite their classification as current liabilities the $3,854,437 in purchase obligations, to the extent due, are tied to the earnings of the Company's equipment sales business and can only be serviced after the Company's senior secured debt has been serviced; and, the notes payable to the prior owners of our oilseed crush facility ($9,004,018) are expected to be restructured in the second quarter 2008 into a form of subsidiary preferred stock that will service these amounts exclusively out of the net cash flows
(after regular debt service) of our oilseed crush facility. The Company's working capital deficit net of these amounts is $16,413,203.

Expected Activity Moving Forward

We intend to fund our principal liquidity and capital resource requirements through cash provided by operations and borrowings under our current credit agreement. Notably, but for the cash needs associated with our construction projects, Management expects that its current and currently committed sources of revenue will be sufficient to meet the Company's debt service, operational and other regular cash needs during 2008 and beyond.

Our financial position and liquidity are, and will be, influenced by a variety of factors, including our ability to generate cash flows from operations; the level of our outstanding indebtedness and the interest we are obligated to pay on this indebtedness; and, our capital expenditure requirements, which consist primarily of facility construction and the purchase of equipment.

Cash Flows Provided By Operating Activities

Among our current and known sources of operating cash flows are our corn oil extraction facilities in Oshkosh, Wisconsin and Medina, New York, our new corn oil extraction facility in Marion, Indiana (which is targeted for commissioning in June 2008), and our biodiesel facility in Adrian, Michigan. Notwithstanding any contributions to our cash flows from our equipment or culinary oil sales, these four facilities alone are expected to generate over $45 million in annualized sales and produce about $10 million in cash flows from operating activities. This degree of cash flow alone is expected to be sufficient to cover all of our debt service and operational cash needs for the foreseeable future.

Cash Flows Provided By Financing Activities

At the present time, the Company's only source of committed financing is its $10 million revolving credit facility, the proceeds of which are to be used for the construction of the Company's corn oil extraction facilities and general working capital purposes related to those efforts.

We are currently investigating the availability of both equity and debt financing necessary to complete the balance of the Company's contracted corn oil extraction, biodiesel production and oilseed crush projects. We are also evaluating various opportunities to restructure our convertible debt in favor of traditional, non-convertible long term debt. We do not know at this time if the necessary funds can be obtained or on what terms they may be available.

Cash Flows Used In Investment Activities

We intend to use our available sources of cash from operations and financing for the balance of 2008 and all of 2009 to execute on our plan to build a large number of corn oil extraction facilities, to expand of our culinary oils and biodiesel production facilities, and to build new biofuels production facilities.

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4            CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.

The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in its reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The Company's internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements in conformity with GAAP. Management determined that at March 31, 2008, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S.
GAAP) that are commensurate with the Company's financial reporting requirements. Contributing to this lack of sufficient resources was the large number of non-recurring transactions completed during the fourth quarter of 2007 and first quarter of 2008. This caused the Company to take the following actions. These actions included (i) appointing a new Chief Financial Officer with substantial public company business management, governance and financial experience, (ii) supplementing existing resources with technically qualified third party consultants and (iii) performing additional procedures and reviews.

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

Implementation of those additional procedures is ongoing. Nevertheless, management concluded that at the end of the period covered by this report, for the reason set forth above, the Company's disclosure controls and procedures were not effective.

Change in Internal Control Over Financial Reporting

Other than described above, there have been no changes in the company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS

The Company is party to the matter entitled LeBlanc v. Tomoiu, et. al., which action was filed in the Superior Court of Connecticut. The verified complaint seeks damages relating to the acquisition by the Company's former subsidiary, General Ultrasonics Corporation, of the stock of H2 Energy Solutions, Inc. from substantially all of its shareholders, as well as attorney's fees and costs. The Company has responded to the verified complaint and denies any liability.

The Company's subsidiaries, GS AgriFuels Corporation and NextGen Fuel, Inc. are party to the matter entitled O'Brien & Gere Limited, et al v. NextGen Chemical Processors, Inc., et al., which action was filed in the Supreme Court of the State of New York. The verified complaint had sought performance of and damages relating to certain service and related agreements, plus attorney's fees and costs. This matter relates to the provision by plaintiffs of certain engineering services to NextGen Chemical Processors, Inc. ("NCP") during 2005 and 2006. NCP is owned by the former shareholders of NextGen Fuel, Inc., subsidiary. On September 19, 2007, the Supreme Court of the State of New York dismissed a significant portion of O'Brien & Gere's complaint with prejudice. Management does not believe that there is a reasonable possibility that the claims made against NextGen Fuel by the plaintiffs in this litigation indicate that a material loss has occurred. Accordingly, no accrual has been made in connection with those claims.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $3,794,409 for the three months ended March 31, 2008. As of March 31, 2008 the Company had $412,727 in cash, and current liabilities exceeded current assets by $30,878,105 which included $3,854,437 in purchase obligations, $9,004,018 in amounts due to the prior owners of our oilseed crush facility, and $1,606,447 in related party debt. None of these items are required to be serviced out of the Company's regular cash flows and the Company's working capital deficit net of these amounts is $16,413,203. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

The business of producing renewable energy is a capital-intense business, requiring substantial capital resources. The costs that we may incur in obtaining capital are substantially greater per dollar than the cost incurred by large scale enterprises in the industry. If competition reduces the prices available for renewable energy sources, our dependence on expensive capital sources may prevent us from lowering our prices to meet the competition. This situation could cause to be unable to compete effectively.

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

We also depend on the continuing availability of raw materials, including fuel and natural gas, and the ability of ethanol producers that participate in our corn oil programs to remain in production The production of ethanol, from the planting of corn to the distribution of ethanol to refiners, is highly energy-intensive. Significant amounts of fuel and natural gas are required for the growing, fertilizing and harvesting of corn, as well as for the fermentation, distillation and transportation of ethanol and the drying of distillers grains. A serious disruption in supplies of fuel or natural gas, including as a result of delivery curtailments to industrial customers due to extremely cold weather, or significant increases in the prices of fuel or natural gas, could significantly reduce the availability of raw materials at our plants, increase production costs and could have a material adverse effect on our business, results of operations and financial condition.

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

As of March 31, 2008, we had approximately 124 full time equivalent employees. The number of individuals with experience in biofuels production is considerably smaller than the number of jobs available for such individuals. We will have to offer substantial incentives in order to obtain the services of individuals with useful experience in the production of biodiesel and ethanol. As a result, our labor costs may be greater than they would be in a less dynamic industry. On the other hand, if we are unable to employ the qualified individuals that we will need, our business may fail.

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

We recently guaranteed $19 million in debt incurred by our subsidiary, GS AgriFuels Corporation. In order for GS AgriFuels to obtain the capital, and it is likely that in the future we will provide guarantees of other debts incurred by our subsidiaries. These guarantees will subject our assets to the risk of the failure of a subsidiary whose debt we have guaranteed. If, for example, we were forced to satisfy our guarantee of GS AgriFuels debt, to do so we would have to liquidate our holdings in our successful subsidiaries. Such a result could eliminate the value of our shareholders' investments.

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

As of March 31, 2008, we had approximately $55,666,719 in total debt. Our ability to incur additional debt could adversely affect our business and restrict our operating flexibility. We face several risks relating to our need to complete additional financings in the future. We must satisfy the closing conditions for each drawdown of our $10,000,000 construction credit facility. We must also secure additional financing to build our planned corn oil extraction and biodiesel production facilities. We anticipate that 50,000,000 gallons per year of extraction and biodiesel production will cost approximately $150,000,000 to build. However, there can be no assurances that costs may not be greater depending on site conditions, costs of materials, labor costs, engineering and design changes and other potential cost and integration overruns. The financing may consist of debt but may also consist of common or preferred equity, project financing or a combination of these financing techniques. Additional debt will increase our leverage and interest expense and will likely be secured by certain of our assets; additional equity or equity-linked financings may have a dilutive effect on our equity and equity-linked securities holders. It is likely that the terms of any project financing would include customary financial and other covenants on our project subsidiaries, including restrictions on the ability to make distributions to the parent company, to guarantee the debts of the parent company and to incur liens on the refineries of such project subsidiaries, among others.

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

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time during the three months ended March 31, 2008 the Company issued a total of 1,356,517 shares to YA Global Investments, LP upon its partial conversion of the original $2.1 million debenture in the aggregate amount of $199,201. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to an entity whose principals had access to detailed information about the Company and were acquiring the shares for the entity's own account. There were no underwriters.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5   OTHER INFORMATION

None.

ITEM 6   EXHIBITS

The following are exhibits filed as part of GreenShift's Form 10QSB for the quarter ended March 31, 2008:

INDEX TO EXHIBITS

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

GREENSHIFT CORPORATION

By

              /S/       KEVIN KREISLER
              ---------------------------------------
                        KEVIN KREISLER
                        Chief Executive Officer

             /S/        ED CARROLL
             ----------------------------------------
                        ED CARROLL,
                        Chief Financial and Accounting Officer


Date:         May 20, 2008