Form 10-Q
period 2008-06-30
GREENSHIFT CORP
filed 2008-08-19
CIK 1269127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer        Accelerated filer
                        ----                             ----
Non-accelerated file           Small reporting company    X
                        ----                             ----

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes   No X
                                        ---

The number of outstanding shares of common stock as of August 19, 2008 was 82,751,515.

                             GREENSHIFT CORPORATION
                          QUARTERLY REPORT ON FORM 10Q
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2008

                                TABLE OF CONTENTS




                                                                                                        Page No
Part I - Financial Information

Item 1      Financial Statements (unaudited) ................................................................4

          Condensed Consolidated Balance Sheet as of June 30, 2008 (unaudited) and December 31, 2007.........5

          Condensed Consolidated Statements of Operations for the Three and Six Month Periods
            Ended June 30, 2008 and 2007 (unaudited).........................................................6

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended
            June 30, 2008 and 2007 (unaudited)...............................................................7

          Notes to Condensed Consolidated Financial Statements...............................................8

Item 2      Management's Discussion and Analysis of Financial  Condition and Results of Operations .........27

Item 3      Quantitative and Qualitative Disclosures about Market Risk......................................36

Item 4      Controls and Procedures ........................................................................36

Part II - Other Information

Item 1      Legal Proceedings ..............................................................................37

Item 1A   Risk Factors .....................................................................................37

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds ....................................48

Item 3      Defaults upon Senior Securities ................................................................48

Item 4      Submission of Matters to a Vote of Security Holders.............................................48

Item 5      Other Information ..............................................................................48

Item 6      Exhibits........................................................................................48


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

                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS (UNAUDITED)

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007
                                                                                        6/30/2008       12/31/2007
                                                                                     -----------------------------
ASSETS
Current assets:
   Cash .........................................................................   $     345,342    $     486,993
   Restricted cash ..............................................................         363,210          425,623
   Accounts receivable, net of allowance of doubtful accounts ...................       1,722,926        1,049,671
   Inventories ..................................................................       3,001,639        5,017,233
   Cost and earnings in excess of billings ......................................       1,042,716          140,592
   Project development costs ....................................................         336,916          281,991
   Prepaid expenses and other assets ............................................         163,554          483,507
                                                                                    -------------    -------------
     Total current assets .......................................................       6,976,303        7,885,610
                                                                                    -------------    -------------
Other Assets:
   Property and equipment, net ..................................................      20,568,773        4,105,348
   Deposits .....................................................................         227,174           12,534
   Construction in progress .....................................................       9,715,572        4,844,913
   Intangible assets, net .......................................................      11,255,135       12,286,883
   Deferred financing costs, net ................................................       2,292,128        1,444,701
   Long term investments ........................................................       4,186,657        4,186,657
   Excess purchase price of net assets acquired .................................       6,516,992             --
   Assets to be disposed of .....................................................           7,500        9,207,002
   Goodwill .....................................................................       8,756,559        8,364,457
                                                                                    -------------    -------------
     Total other assets .........................................................      63,526,490       44,452,495
                                                                                    -------------    -------------
TOTAL ASSETS ....................................................................   $  70,502,793    $  52,338,105
                                                                                    =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
   Line of credit ...............................................................   $  12,093,500    $   1,833,192
   Accounts payable and accrued expenses ........................................      10,044,485        8,703,067
   Accrued interest payable .....................................................       4,023,992        3,887,662
   Accrued interest payable - related party .....................................         114,238          196,832
   Billings in excess of earnings ...............................................         288,712        1,222,807
   Deferred tax liability .......................................................            --             59,630
   Deferred revenue, current portion ............................................          28,487        1,582,500
   Income tax payable ...........................................................          45,000           45,000
   Customer deposits ............................................................         500,000             --
   Obligations to be settled in stock ...........................................          25,600             --
   Current portion of long term debt ............................................       9,477,187       10,541,390
   Liability for derivative instruments .........................................            --          6,704,831
   Related party debt ...........................................................       1,851,001        5,335,351
   Current portion of convertible debentures ....................................      18,044,190        5,292,072
   Liabilities of discontinued operations, current ..............................         363,228        4,221,059
                                                                                    -------------    -------------
     Total current liabilities ..................................................      56,899,620       49,625,393
                                                                                    -------------    -------------
   Long term debt, net of current ...............................................      10,296,450        2,437,195
   Deferred revenue, net of current portion .....................................         113,950             --
   Mandatorily redeemable preferred equity ......................................       9,000,000             --
   Convertible debenture, net of current ........................................      14,662,609       28,224,877
                                                                                    -------------    -------------
     Total long term liabilities ................................................      34,073,009       30,662,072
Total liabilities ...............................................................      90,972,629       80,287,465
                                                                                    -------------    -------------
Minority interest ...............................................................       1,125,374        1,968,762
                                                                                    -------------    -------------
Stockholders' deficit
   Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
     Series A: 0 and 1,254,244 shares issued and outstanding, respectively ......            --              1,254
     Series B: 2,412,037 and 151,250 shares issued and outstanding , respectively           2,412              151
     Series C: 0 shares issued and outstanding ..................................            --               --
       Series D: 800,000 and  800,000 shares issued and outstanding, respectively             800              800
       Series E : 20,000 and 0 shares issued and outstanding, respectively ......              20             --
   Common stock, $0.001 par value, 500,000,000 authorized;
     82,751,515 and 30,693,083, shares issued and outstanding, respectively .....          82,751           30,693
   Additional paid-in capital ...................................................      84,229,063       63,512,970
   Deferred compensation ........................................................      (5,742,633)            --
   Accumulated deficit ..........................................................    (100,167,623)     (93,463,990)
                                                                                    -------------    -------------
     Total stockholders' equity (deficit) .......................................     (21,595,210)     (29,918,122)
                                                                                    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 70,502,793     $ 52,338,105
                                                                                    =============    =============
The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                   (UNAUDITED)
                                                               Three Months Ended June 30        Six Months Ended June 30
                                                               --------------------------    ----------------------------
                                                                     2008           2007            2008            2007
                                                             ------------    -----------    ------------    ------------
Revenue ..................................................   $ 11,515,790    $  2,124,405    $ 18,037,908    $  3,130,613
Cost of revenues .........................................      8,098,636       1,690,209      12,846,779       2,599,287
                                                             ------------    ------------    ------------    ------------
  Gross profit ...........................................      3,417,154         434,196       5,191,129         531,326
                                                             ------------    ------------    ------------    ------------
Operating expenses:
   General and administrative expenses ...................      1,972,355       1,634,633       2,895,233       2,874,238
     Selling expenses ....................................          7,514            --            62,541            --
   Research and development ..............................         31,607            --            32,207            --
   Stock based compensation ..............................         32,816         119,708         336,833       2,088,063
                                                             ------------    ------------    ------------    ------------
     Total operating expenses ............................      2,044,292       1,754,341       3,326,814       4,962,301
                                                             ------------    ------------    ------------    ------------
Income (loss) from operations ............................      1,372,862      (1,320,145)      1,864,315      (4,430,975)
                                                             ------------    ------------    ------------    ------------
Other income (expense):
   Change in fair value of derivative instruments ........           --         3,315,398         319,829       2,879,218
   Loss on disposal and impairment of investments ........     (1,077,135)       (364,777)     (2,739,735)     (364,777)
   Amortization of debt discount & deferred financing ....     (1,000,959)     (1,369,745)     (2,115,055)     (2,913,277)
   Amortization of intangibles ...........................       (525,000)       (526,601)     (1,050,000)     (1,051,601)
   Grant revenue .........................................           --           387,939            --           387,939
   Other income (expense) ................................         31,000         253,755          55,750          82,395
   Interest expense - affiliate ..........................        (28,079)       (218,213)        (55,676)       (273,982)
   Interest expense ......................................     (1,688,332)     (1,063,790)     (2,989,478)     (2,058,628)
                                                             ------------    ------------    ------------    ------------
     Total other income (expense), net ...................     (4,288,505)        413,966      (8,574,365)     (3,312,713)
                                                             ------------    ------------    ------------    ------------

Loss before minority interest and income taxes ...........     (2,915,643)       (906,179)     (6,710,050)     (7,743,688)

Minority interest in net loss of consolidated subsidiaries          6,419            --             6,419            --
                                                             ------------    ------------    ------------    ------------
Loss before provision for income taxes ...................     (2,909,224)       (906,179)     (6,703,631)     (7,743,688)

(Provision for)/benefit from income taxes ................           --              --              --              --
                                                             ------------    ------------    ------------    ------------
Loss from continuing operations ..........................     (2,909,224)       (906,179)     (6,703,631)     (7,743,688)
                                                             ------------    ------------    ------------    ------------

Income from discontinued operations ......................           --           110,233            --         2,661,097
                                                             ------------    ------------    ------------    ------------
Net loss .................................................     (2,909,224)       (795,946)     (6,703,631)     (5,082,591)
                                                             ------------    ------------    ------------
Preferred dividends ......................................           --              --              --          (151,875)
                                                             ------------    ------------    ------------    ------------
Net loss attributable to common shareholders .............   $ (2,909,224)   $   (795,946)   $ (6,703,631)   $ (5,234,466)
                                                              ============    ============    ============    ============

Weighted average common shares outstanding
Basic  and diluted ....................................        35,515,574       7,619,528      37,482,710       7,619,528

Earnings (loss) per share

Loss from continuing operations ..........................   $      (0.09)   $      (0.12)   $      (0.18)   $      (1.02)
Income (loss) from discontinued operations ...............           0.00            0.02            0.00            0.35
                                                              ------------    ------------    ------------    ------------
Net loss per share - basic and diluted ...................   $      (0.09)   $      (0.10)   $      (0.18)   $      (0.67)
                                                              ============    ============    ============    ============



          The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007 (UNAUDITED)
                                                              Six Months Ended   Six Months Ended
                                                                 June 30, 2008     June 30, 2007
                                                              ---------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss from continuing operations .........................   $(6,703,631)   $(7,895,563)
   Net income from discontinued operations .....................          --        2,661,097

Adjustments to reconcile net loss to net cash provided by (used in) used in operating activities

   Depreciation and amortization ...............................       398,575         81,763
   Amortization of intangibles .................................     1,031,748      1,051,601
   Amortization of debt discount and deferred financing costs ..     1,748,748      2,913,277
   Change in fair value of derivatives .........................      (319,829)    (2,879,218)
   Stock based compensation ....................................       336,833      2,088,063
   Beneficial conversion feature on stock ......................          --          151,875
   Gain on sale of discontinued operations .....................          --       (2,494,946)
   Loss on disposal of investment ..............................     2,739,735        364,777
   Income from discontinued operations .........................          --         (166,151)
   Accretion of asset retirement obligation ....................        58,050           --
   Change in minority interest .................................       (22,561)          --
   Change in assets and liabilities, net of acquisitions
      Accounts receivable ......................................      (285,779)        23,614
      Restricted cash ..........................................        62,413           --
      Prepaid expenses .........................................       862,772        279,338
      Deposits .................................................      (214,640)    (1,389,504)
      Inventory ................................................     3,251,361        708,337
      Costs in excess of earnings ..............................      (902,173)       421,307
      Deferred financing fees ..................................       (99,830)        (8,084)
      Accrued interest .........................................     2,031,484      1,528,378
      Accrued interest - related party .........................       114,238        118,116
      Billings in excess of cost ...............................      (934,096)       587,923
      Accounts payable and accrued expenses ....................      (716,709)       582,230
      Other assets .............................................          --           27,660
      Deferred income taxes ....................................       (59,630)          --
      Deferred revenue .........................................    (1,082,500)     5,372,010
      Assets and liabilities of discontinued operations ........          --          224,540
                                                                   -----------    -----------
   Net cash provided by (used in) operating activities .........     1,294,579      4,352,440
                                                                   -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Cash paid for acquisition ...................................       (80,000)          --
   Cash acquired from acquisition ..............................          --          250,000
   Construction in progress ....................................    (4,039,557)    (2,545,338)
   Investment in unconsolidated subsidiaries ...................          --             --
   Project development costs ...................................       (54,925)        (6,191)
   Additions to and acquisition of property, plant and equipment    (3,048,080)      (768,126)
                                                                   -----------    -----------

   Net cash provided by (used in) investing activities .........    (7,222,562)    (3,069,655)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of line of credit .................................       (77,500)          --
   Proceeds (repayment) of convertible debenture ...............       500,000        (98,891)
   Repayment of  note payable - affiliate ......................          --         (229,000)
   Issuance of  note payable - affiliate .......................          --          130,000
   Issuance of short term borrowings - affiliate ...............          --        1,208,089
   Repayment of short term borrowings - affiliate ..............    (1,461,916)       (85,255)
   Issuance of short term borrowings ...........................          --           51,590
   Loan due to an affiliate ....................................          --         (406,207)
   Proceeds from line of credit ................................     9,687,808           --
   Cash paid to minority shareholders ..........................      (820,827)          --
   Change in restricted cash ...................................          --          (21,113)
   Repayment of long term debt .................................    (2,041,233)    (1,823,278)
   Repayment of convertible debentures .........................          --         (444,226)
                                                                   -----------    -----------
   Net cash provided by (used in) financing activities .........     5,786,332     (1,718,290)
                                                                   -----------    -----------

   Net increase (decrease) in cash .............................   $  (141,651)   $  (435,505)

   Cash at beginning of period .................................       486,993      1,638,602
                                                                   -----------    -----------

   Cash at end of period .......................................   $   345,342    $ 1,203,094
                                                                   ===========    ===========

        The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                       7

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

Effective January 1, 2008, we sold the majority of our interest in GS EnviroServices, Inc. (see Note 7, Discontinued Operations, below). For comparative purposes, the financial results of this business have been deconsolidated from our consolidated financial results for the six months ended June 30, 2008. The balance sheet has been reclassified to reflect GS EnviroServices as discontinued.

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

We currently own and operate five production facilities - three corn oil extraction facilities based on our patented and patent-pending corn oil extraction technologies, one biodiesel production facility based on our patent-pending biodiesel production technologies, and one vegetable oilseed crushing facility based on conventional process technology.

Our corn oil extraction facilities are located at existing corn ethanol production facilities, where we extract corn oil from an ethanol co-product called distillers grain. We install our extraction facility, at our expense, at participating host facilities in return for the long-term right (10 years or more) to purchase the extracted corn oil for about 53% of the spot price of diesel fuel. This arrangement benefits both the host and GreenShift. The host benefits because the contract price we pay substantially exceeds the market price for distillers grain. GreenShift benefits because the contract price is substantially lower than the cost of comparable feedstocks for biodiesel production and because indexing our feedstock costs to our offtake markets allows us to hedge our biodiesel production margins.

We believe that our ability to obtain large quantities of low cost feedstocks (i.e., raw materials for biodiesel production), at prices indexed to the diesel markets in which our biodiesel end-product will compete, and the fact that we have the right to do so for over a decade, enables us to finance, build and operate facilities that will produce biodiesel at enhanced cost and risk profiles as compared to competing producers.

We are currently operating and building facilities that correspond to 18 million gallons per year of corn oil extraction and 10 million gallons per year of biodiesel production capacity, and we are under contract to later expand existing and build new corn oil extraction facilities to extract more than an additional 20 million gallons per year of corn oil, and to increase our oilseed crush capacity to about 16 million gallons per year.

SEGMENT DESCRIPTIONS

The Company's operations during the fiscal quarter ended June 30, 2008 are classified into three reportable business segments: Biofuel Production & Sales, Culinary Oil Production & Sales, and Equipment & Technology Sales. Each of these segments is organized based upon the nature of products and services offered. The Company's remaining operations are aggregated and classified herein as Corporate.

During the year ended December 31, 2007 our discontinued Diversified Environmental Services business was administered by GS EnviroServices, Inc., which company provides a variety of transportation, distribution, recycling, disposal, engineering and remediation services to producers of industrial wastes throughout the northeastern region of the U.S. Effective January 1, 2008, we sold the majority of our interest in GS EnviroServices, Inc. (see Note 7, Discontinued Operations, below). For comparative purposes, the financial results of this business have been deconsolidated from our consolidated financial results for the six months ended June 30, 2008.

3        GOING CONCERN

The Company had a working capital deficit of $49,923,318 at June 30, 2008, which includes $3,979,437 in purchase obligations, $9,004,018 in amounts due to the prior owners of our oilseed crush facility, $18,053,649 in convertible debt, and $1,851,001 in related party debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Despite their classification as current liabilities, purchase obligations ($3,979,437), to the extent due, are tied to the earnings of the Company's equipment sales business and can only be serviced after the Company's senior secured debt has been serviced; and, the current amounts due to the prior owners of our oilseed crush facility ($9,004,018) are expected to be restructured in the third quarter 2008 into a form of subsidiary stock that will service these amounts exclusively out of the net cash flows (after regular debt service) of our oilseed crush facility. The Company's working capital deficit net of these amounts is $17,035,213.


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

4        SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

As of June 30, 2008, the Company administered its operations through three tier 1 subsidiaries: GS CleanTech Corporation, GS Design, Inc., and GS AgriFuels Corporation. The following is an outline of our organizational structure as of June 30, 2008:

Company                                                                           Status                     Nature
--------------------------------------------------------------------------------------------------------------------

GreenShift Corporation (OTC Bulletin Board: GERS)                                 Active                    Holding
1.     GS CleanTech Corporation (100%) Active Operating GS COES (Yorkville I),
       LLC (100%) Active Operating
          Biofuel Industries Group, LLC (d/b/a NextDiesel) (100%)                 Active                  Operating
       GS Global Biodiesel, LLC (90%)                                             Active                  Operating
       Sterling Planet, Inc. (about 10%)                                          Active        Minority Investment

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

All significant intercompany balances and transactions were eliminated in consolidation. The financial statements for the periods ended June 30, 2008 and 2007 have been consolidated to include the accounts of the Company and its subsidiaries.

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

CAPITALIZATION PROCEDURES

The Company capitalizes certain expenditures related to development projects. Overhead costs allocable to our biofuels construction projects are capitalized. For the six months ended June 30, 2008, the Company capitalized $2,230,692 of overhead costs of which $833,867 was from stock based compensation.

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

NET LOSS PER COMMON SHARE

The Company computes its net income or loss per common share under the provisions of SFAS No. 128, "Earnings per Share", whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares if the effect is anti-dilutive. For the years ended June 30, 2008 and 2007, common stock equivalent shares arising from the assumed exercise of options, warrants and debt conversions of convertible debt instruments were excluded from the computation of diluted net loss per share. Potential future dilutive securities include 996,279 outstanding options and warrants, and 37,865,871 shares issuable for the conversion of convertible debentures and 56,300,942 shares issuable after the conversion of the Series B Preferred stock under the employee pool.

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

Deferred finance costs represent costs paid to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature are reflected as a debt discount. These costs and discounts are amortized over the life of the related debt. Amortization expense related to these costs and discounts were $2,115,055 and $2,913,277 for the six months ended June 30, 2008 and 2007, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

Certain of the Company's debt and equity instruments include embedded derivatives that require bifurcation from the host contract under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under the provisions of these statements, the Company records the related derivative liabilities at fair value and records the accounting gain or loss resulting from the change in fair values at the end of each reporting period. Change in the derivatives instruments resulted in gain of $319,829 and a gain of $2,879,218 for the six months ended June 30, 2008 and 2007, respectively.

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

6        STOCKHOLDERS' EQUITY

SERIES A PREFERRED STOCK

Each share of Series A Preferred Stock may be converted by the holder into 0.02 shares of common stock, and the holders have voting privileges of five votes to every one common share issuable upon conversion. At June 30, 2008, there were 0 shares of Series A Preferred Stock issued and outstanding. These shares were originally issued in 2003 and were converted into 25,085 shares of Company common stock during the first quarter 2008.

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into twenty-five shares of common stock. The holders would be entitled to cumulative dividend rights equal to that of twenty-five common shareholders upon the declaration of dividends on common stock, and have voting privileges of one vote to every one common share. At December 31, 2007, there were 151,250 shares of Series B Preferred Stock issued and outstanding. These shares were originally issued in 2003 and were converted into 6,797,633 shares of Company common stock during the first quarter 2008. At June 30, 2008, there were 2,412,037 shares of Series B Preferred Stock issued and outstanding.

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

STOCK COMPENSATION

On February 14, 2008, the Company voted for the creation of an employee pool of certain shares of the Company's preferred stock to be issued to certain employees and consultants. The pool consists of 2,765,333 shares of Company Series B Shares (see above), which shares have a fixed conversion ratio of 1 preferred share to 25 common shares. Of these shares, 353,296 Series B Shares automatically converted upon execution of certain employment and/or consulting agreements into 8,832,391 common shares. The remaining shares will be convertible by the holders on a pro-rated basis in conjunction with the Company's realization of $50,000,000 in EBITDA. The preferred shares were valued using the fair market value of the Company's common stock at grant date based on the total potentially convertible common shares at grant date. The grant date fair value was $6,913,333. Pursuant to the agreements, $883,239 was for prior services of which the Company capitalized $582,050 as overhead related to its projects and recognized $304,017 in stock based compensation. The Company recorded $6,027,266 in deferred stock compensation related to the EBITDA conditions mentioned above that will be amortized over the life of the relevant agreements. The Company has recognized $336,833 in stock based compensation during the six months ended June 30, 2008.

SERIES E PREFERRED STOCK

On May 15, 2008, the Company issued 20,000 shares of the Company's new Series E Preferred Stock (the "Series E Shares") to the BIG shareholders, which shares are convertible at a fixed rate of 1 preferred share to 1,000 common shares into a total of 20,000,000 shares of Company common stock; provided, however, that the Series E Shares shall be convertible into Company common shares in proportion to the Company's earnings before interest, taxes, depreciation and amortization and non-cash and non-recurring items ("EBITDA") and will be fully convertible into 20,000,000 common shares on a pro rated basis as the Company achieves $50,000,000 in EBITDA during one year period.

7         DISCONTINUED OPERATIONS

TRANSACTIONS RELATING TO GS ENVIROSERVICES

During January 2008, GS EnviroServices redeemed the majority of the Company's stock holdings in GS EnviroServices in return for the reduction of certain Company convertible debts due to YA Global Investments, L.P. ("YAGI"). As of January 25, 2008, the Company held only a minority stake in GS EnviroServices (6,266,667 shares, or about 19%) and has ceased consolidating the revenue and earnings of GS EnviroServices effective January 1, 2008. These shares were subsequently liquidated in June 2008. Subsequent to this transaction, Kevin Kreisler, the Company's chairman and chief executive officer resigned from the position of chairman of the GS EnviroServices board of directors. Additional information on these and other subsequent events relevant to GS EnviroServices are provided here:

Liquidation of Majority Stake in GS EnviroServices

On January 25, 2008, the Company, which owned 15 million shares of the common stock of GS EnviroServices, 53% of its outstanding shares, entered into a Stock Purchase Agreement with GS EnviroServices. The Stock Purchase Agreement provided that GS EnviroServices would repurchase 8,733,333 shares of GS EnviroServices common stock from the Company in exchange for the issuance to YAGI of a $2,000,000 convertible debenture, and the cancellation by YAGI of $2,000,000 of indebtedness owed by the Company to YAGI.

The Stock Purchase Agreement, combined with a letter agreement between GS EnviroServices and YAGI, further provided that if GS EnviroServices pays $1,000,000 to YAGI on or before May 10, 2008, then the remaining 6,266,667 shares of GS EnviroServices owned by the Company will be transferred to GS EnviroServices in return for the cancellation by YAGI of an additional $1,000,000 of indebtedness owed by the Company.

This letter agreement was amended during the second quarter 2008 in connection with the sale by GS EnviroServices of substantially all of its assets (see below) to provide for the payment of $1,000,000 to redeem the remaining 6,266,667 shares of GS EnviroServices held by the Company. This payment was made to YAGI in June 2008 in return for the reduction of the Company's subsidiary's (GS AgriFuels Corporation) convertible debt obligations to YAGI by $1,000,000.

8        DEPOSITS

The Company has security deposits on property leases in the amount of $58,174 and deposits on equipment of $169,000 as of the six months ended June 30, 2008.

9        RESTRICTED CASH

As of June 30, 2008, the Company had $363,210 in restricted cash. According to the terms of the Line of Credit with American State Bank & Trust Company, a lockbox is used for the collection of payments on Sustainable Systems' accounts receivable. The balance in this account as of June 30, 2008 was $67,914.

In mid-2005, a significant wind storm caused damage to the plant that the Company purchased in October 2005. The Company received insurance proceeds of $82,893 during the year ended December 31, 2005 due to the property losses incurred. The funds were deposited into the Company's account at First Community Bank and are restricted for use in repair and replacement of the damaged property. Restricted cash at First Community Bank was $19,749 as of June 30, 2008.

According to the Credit Agreement with YA Global, GS COES established a lockbox and related blocked account under the credit line whereby collection of payments of GS COES' accounts are remitted to this account. Accordingly, the funds are restricted for use in the construction of the corn oil extraction systems and for repayment of its debt obligation upon default demand by the lender or if certain conditions are met (See Note 11, Financing Arrangements, below). Restricted cash allocated for this purpose was $107,684 as of June 30, 2008.

Biofuel Industries Group, LLC is obligated to pay for certain road improvements near its facility. These funds are restricted for use in the improvements to the roads. Restricted cash allocated for this purpose was $167,862 as of June 30, 2008.

10        LINES OF CREDIT

Inventory Line of Credit for Culinary Oil Production Facility

In October 2007, Sustainable Systems, LLC, which owns our oilseed crush facility, entered into a Line of Credit with American State Bank. The total amount available under the Line of Credit is $2,225,000. The Line shall bear interest at a rate of 10.25% which is due monthly. The default rate shall be 3% over the note rate. The Line matures on September 1, 2008. The funds will be advanced on a borrowing base certificate as follows: (1) 75% of receivables less than 60 days; (2) 55% of contracted seed price in the house; (3) 75% of oil price as contracted for in the house; and (4) 75% of meal inventory value. The Line has been guaranteed by Sustainable Systems, Inc. and GS AgriFuels. The balance on the line was $1,413,500 as of June 30, 2008.

Revolving Line of Credit for Construction of Corn Oil Extraction Facilities

On January 25, 2008, GS COES (Yorkville I), LLC, a subsidiary of the Company, closed on the terms of a Credit Agreement with YA Global Investments, LP ("YAGI"). The Credit Agreement will make funds available to GS COES (Yorkville
I) for the purpose of constructing and installing corn oil extraction facilities based on the Company's patented and patent-pending corn oil extraction technology. The current availability under this line of credit is $10,000,000. The balance on the line of credit was $10,000,000 as of June 30, 2008. Amounts advanced by YAGI to GS COES (Yorkville I), LLC (the "Loans") will be repayable on the following terms:

     >>   All Loans must be repaid on or prior to August 31, 2009.

     >> Commencing on October 1, 2008, GS COES must pay to YAGI on account of the principal amount of the Loans an amount equal to the greater of
          (a) $100,000 and (b) 30% of its EBITDA for the month.

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

Effective July 1, 2008, the Credit Agreement was amended to extend the commencement of payments to YAGI to October 1, 2008 and to extend all performance timelines to December 31, 2008.

To induce YAGI's entry into the Credit Agreement and in consideration of YAGI's execution of the Restructuring Agreement described below, the Company issued six million shares of its common stock to YAGI valued at $1,080,000. In conjunction with the financing GS COES paid structuring fees of $210,000, legal fees of $150,000, monitoring fees of $175,000, due diligence fees of $35,000 as well as prepaid interest of $250,000. The balance of deferred financing fees was $415,315 at June 30, 2008 after recording $154,685 in amortization of financing fees for the six months ended June 30, 2008.

Revolving Line of Credit for Biodiesel Production Facility

On January 16, 2008, Biofuel Industries Group, LLC ("BIG"), a newly acquired subsidiary of the Company, restructured its previous line of credit. The total amount available under new revolving line of credit is $1,750,000. The Line shall bear interest at a rate of LIBOR Rate plus two and twenty five hundredths percent per annum and matures on January 11, 2009. The balance on the line was $680,000 as of June 30, 2008.

11       FINANCING ARRANGEMENTS

The following is a summary of the Company's  financing  arrangements  as of June
30, 2008:

Current portion of long term debt:
Note payable from GS AgriFuels to Stillwater                                                        $       2,071,886
Purchase obligations from GS AgriFuels to NextGen sellers                                                   3,979,437
Purchase obligations from GS AgriFuels to Sustainable Systems sellers                                       1,900,000
Asset retirement obligation, current                                                                              277
Note payable to former employee                                                                               103,684
Current portion of note payable from GS AgriFuels to Sustainable Systems' creditors                           378,423
Vehicle loans and other short term borrowings                                                                  60,769
Mortgages and other term notes                                                                                496,051
Current portion of notes payable from GreenShift to Bollheimer                                                240,000
Current portion of unsecured notes payable from GS AgriFuels to Sheridan Electric due March 2010              246,659
                                                                                                    -----------------
     Total notes payable and short term borrowings                                                  $       9,477,187
                                                                                                    =================
Long-term debt, net of current maturities:
Mortgages and other term notes                                                                      $       8,577,514
Notes payable from GreenShift to Bollheimer
                                                                                                               80,000
Notes payable from GS AgriFuels to Montana Dept of Agriculture
                                                                                                              124,052
Asset retirement obligation
                                                                                                              121,029
Notes payable from GS AgriFuels to First Community Bank
                                                                                                              518,598
Notes payable from GS AgriFuels to Great Northern Development                                                 895,259
                                                                                                    -----------------
     Total long term debt                                                                           $      10,296,450
                                                                                                    =================


Current portion of convertible debentures:
Convertible debenture payable from GS AgriFuels to YAGI, current portion                            $       3,000,000
Convertible debenture payable from GS AgriFuels to YAGI issued February 2006
                                                                                                            1,949,631
Convertible debenture payable from GS AgriFuels to YAGI issued June 2006
                                                                                                            5,500,000
Convertible debenture payable from GreenShift to Acutus Capital
                                                                                                              500,000
Convertible debenture payable from GS AgriFuels to Sustainable Systems sellers issued March 2007
                                                                                                           3,552,0005
Convertible debenture payable from GS AgriFuels to Sustainable Systems sellers issued March 2007
                                                                                                            3,552,013
Note discounts                                                                                                (9,459)
                                                                                                    -----------------
     Total current portion of convertible debentures                                                $      18,044,190
                                                                                                    =================
 Long-term convertible debenture:
Convertible debenture payable from GreenShift to YAGI assumed April 2006 (as amended)               $       2,084,986
Convertible debenture payable from GreenShift to YAGI issued April 2006 (as amended)
                                                                                                              452,014
Convertible debenture payable from GreenShift to YAGI issued February 2007 (as amended)
                                                                                                            1,224,063
Convertible debenture payable from GreenShift to YAGI issued April 2007 (as amended)
                                                                                                            2,789,278
Convertible debenture payable from GS AgriFuels to YAGI issued October 2006
                                                                                                           12,860,000
Less: current portion - convertible debenture payable from GS AgriFuels to YAGI
                                                                                                           (3,000,000)
Note discounts                                                                                             (1,747,732)
                                                                                                    -----------------
     Total current portion of convertible debentures                                                $      14,662,609
                                                                                                    =================

The convertible debentures noted above are convertible into the common stock of the following companies:

GreenShift Corporation                             $        7,050,341
GS AgriFuels Corporation                                   27,413,649
                                                   ------------------
     Total                                         $       34,463,990
                                                   ==================

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) of as of June 30, 2008 and the Company's ability to meet such obligations:

Year                                                   Amount
2008                                              $       19,830,850
2009                                                      19,882,859
2010                                                       1,424,832
2011                                                       7,637,029
2012 and thereafter                                        5,462,058
                                                  ------------------
Total minimum payments due under current and      $       54,237,628
                                                  ==================
long term obligations

12        NOTES PAYABLE - RELATED PARTIES

On November 9, 2007, the Company and Carbonics Capital Corporation (the Company's former parent) completed a series of transactions that resulted in the assumption by the Company of all of Carbonics' intercompany, affiliate related party notes payable and receivable, all trade payables, and all receivables, but not including all amounts owed by Carbonics to YA Global Investments, LP. In exchange the Company issued to Carbonics a promissory note in the aggregate amount of $2,948,831 (the "Carbonics Note"). The principal and interest on the Carbonics Note, which accrues at the per annum rate of 8%, are due and payable in full on December 31, 2009. During the six months ended June 30, 2008, the Carbonics Note was reduced by $2,000,000 as a result of the Company's realization during 2007 of impairment charges associated with the Company's NextGen Fuel and Sustainable Systems subsidiaries. The balance owed on the Carbonics Note was $441,923 as of the six months ended June 30, 2008.

As of June 30, 2008, the Company owed Candent Corporation $757,853 (the "Candent Note"). The former president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock held by Candent is in trust for the benefit of its former president. The note payable to Candent shall bear interest at a rate of 10% per year and matures November 8, 2010.

As of June 30, 2008, the Company owed Viridis Capital, LLC $441,225 (the "Viridis Note"). Kevin Kreisler, the sole member of Viridis Capital, is the Chairman and Chief Executive Officer of the Company. The note payable to Viridis shall bear interest at a rate of 10% per year and matures in three years.

13        DEBT AND PURCHASE OBLIGATIONS

CONVERTIBLE DEBENTURES

Restructuring Agreements with YA Global Investments, LP

Restructuring of Convertible Debentures Previously Issued by GreenShift

In connection with the GS COES (Yorkville I), LLC financing (see Note 10, Lines of Credit, above), the Company and YAGI entered into a Restructuring Agreement. The Restructuring Agreement provided for the exchange of all convertible debentures issued by the Company to YAGI for four amended and restated debentures. However, the principal balance of one of the debentures was reduced by $2,000,000 and the accrued interest was reduced by $1,000,000 pursuant to the stock purchase transaction between the Company and GS EnviroServices, Inc. (see
Note 7, Discontinued Operations). The net aggregate principal amount of the restated debentures was $6,550,341 as of June 30, 2008.

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

OTHER CONVERTIBLE DEBENTURES

On February 28, 2007, the Company entered into a Stipulation of Settlement to settle the lawsuit titled Kerns Manufacturing Corp. v. KBF Pollution Management, Inc., which was pending in the Supreme Court of the State of New York (County of Queens, Index No. 19788/03). Pursuant to the Stipulation, GreenShift issued to Kerns (a) a Convertible Debenture in the principal amount of $500,000 that was paid on June 30, 2007 (the "Kerns $500,000 Debenture") and (b) a convertible debenture in the principal amount of $1,000,000 that was due on June 30, 2007 (the "Kerns $1,000,000 Debenture") and paid in full in February 2008. In April 2007, the entire principal balance on the June 30, 2007 Kerns debenture was converted into 590,268 shares of the common stock of the Company. As of December 31, 2007, the principal balance on the Kerns debenture was $1,000,000. In January 2008, Kerns consented to an extension of the due date of the debenture in return for additional interest of $100,000. During the first quarter 2008, Minority Interest Fund (II), LLC ("MIF") acquired the Kerns $1,000,000 Debenture. This debenture was due to be paid by the Company in two payments $600,000 on January 15, 2008 and $500,000 (plus residual interest and costs of $100,000) on February 15, 2008. MIF purchased the Kerns $1,000,000 Debenture and paid these sums in cash to Kerns on the requisite due dates. In February 2008, MIF subsequently fully converted this debenture at the rate of $0.16 per share into 6,875,000 shares of Company common stock. The managing member of MIF is a relative of Kevin Kreisler, the Company's chairman and chief executive officer.

NOTES PAYABLE

Stillwater Asset Backed Fund, LP

On October 30, 2006, NextGen Acquisition, Inc., a subsidiary of GS AgriFuels that was formed to facilitate the acquisition of NextGen Fuel Inc., sold to Stillwater Asset-Based Fund, LP a Term Note in the principal amount of $6 million. In conjunction with the financing NextGen Acquisition paid an origination fee of $75,000, prepaid interest of $300,000, legal fees of $35,225, and received net proceeds of $5,589,775. NextGen Acquisition used $4,879,236 of the proceeds to acquire NextGen Fuel, Inc., made a loan totaling $568,958 to GS Design, Inc. (a subsidiary of the Company), and repaid the Company $141,580 for amounts paid by the Company in connection with the NextGen Fuel, Inc. acquisition. The Term Note accrues interest at a rate of 20% per annum. Monthly payments of principal and interest were due beginning February 1, 2007, with a monthly principal amount of at least $300,000 and additional principal payments made as a percentage of cash receipts of NextGen Fuel, Inc. On July 31, 2007, NextGen Acquisition, Inc. entered into Amendment 1 to the Credit Agreement with Stillwater Asset-Based Fund, LP. According the Amendment, NextGen received an additional principal amount of $555,600. In conjunction with the refinancing, NextGen Acquisition paid a financing fee of $72,880 and legal fees of $24,245, $13,125 of which was paid via $17,500 shares of GS AgriFuels common stock. According to the amended terms, all amounts of principal and interest not previously satisfied will be due on September 30, 2008. Monthly payments have been adjusted as follows: interest only August 2007 payment; September and October 2007 payments would be an amount equal to the applicable Biodiesel Systems Net Revenue Repayment Percentage of 10% (the Biodiesel Systems Net Revenue is a defined term in the relevant agreements and it is defined as gross cash receipts received during the preceding month); November 2007 through January 2008 payments would be an amount equal to the $200,000 plus the applicable Biodiesel Systems Net Revenue Repayment Percentage; and, payments from February 2008 until the Maturity Date would be an amount equal to $300,000 plus the applicable Biodiesel Systems Net Revenue Repayment Percentage with all outstanding obligations due and payable on the final Maturity Date. The obligations of NextGen Acquisition Inc. under the Term Note have been guaranteed by the Company, GS AgriFuels, NextGen Fuel, Inc., and by the following affiliates: Carbonics Capital Corporation, GreenShift Corporation, EcoSystem Corporation, GS Design, Inc., GS Rentals, LLC and Viridis Capital, LLC (the

"Guarantors"). Each of the Guarantors has pledged its assets to secure its guaranty. For the six months June 30, 2008, interest expense of $219,306 for this obligation was incurred. The principal balance of this note at June 30, 2008 was $2,071,886.

Sustainable Systems

Installment Debt Refinancing

In October 2005, prior to becoming a subsidiary of GS AgriFuels, Sustainable Systems and Sheridan Electric Co-op signed an Installment Sale and Purchase Agreement on September 30, 2005 (the "IPSA"). Under the agreement, the Company acquired $1,913,185 of property, plant and equipment by application of $192,286 in deposits paid and the assumption of the repayment obligations due to First Community Bank from Sheridan in the amount of $1,720,899 (the "FCB Note"), which amount was to have been fully paid off or refinanced by Sustainable by the end of the primary term (through October 31, 2006 or the end of any additional option periods) to remove Sheridan as the primary obligor of the amounts due to First Community Bank under the FCB Note (the "IPSA Obligation"). To ensure that Sustainable either pays off or refinances the FCB Note, Sheridan shall continue to hold title to the premises and the real property upon which the Sustainable facility is located. From 2006 to present, and under the terms of the IPSA, Sustainable exercised several letter agreements to extend the refinance period to June 1, 2008. Under the terms of the extension agreement, the Company paid $300,000 as of the March 31, 2008 extension due date. This amount was applied to principal along with the usual monthly payment of the FCB Note. All the terms and conditions under the IPSA remain applicable under the extended refinance periods. The FCB Note is secured by an interest in all the assets of Sustainable including the accounts receivable. The note accrues interest at a rate of 7.68% per annum. Monthly payments consist of principal and interest and a final payment will be due on September 25, 2013. For the six months ended June 30, 2008, interest expense of $39,740 for these obligations was incurred. As of June 30, 2008, the total principal balance on FCB Note was $775,368 but the IPSA Obligation had not been fulfilled - that is, while Sustainable's payments to First Community Bank under the FCB Note were current, Sustainable has not paid off or refinanced the FCB Note to remove Sheridan as the primary obligor of the FCB Note. Sheridan issued a notice to this effect and Sustainable has begun to pay First Community Bank off at an increased rate as provided for by the terms of the IPSA. The Company's plan to accelerate Sustainable's compliance with the IPSA Obligation is to facilitate the refinancing of the FCB Note coincident with the completion of the expansion financing for the Sustainable facility.

Term Notes

Sustainable Systems has various notes payable with two other lenders. Sustainable has signed three notes payable with the Montana Department of Agriculture totaling $124,052. These notes were issued by the Montana Agriculture Development Council under Return On Investment Agreements, numbers 0250714, 0350764, and 0450785. A return on investment (ROI) pursuant to these agreements is an award of money with the expectation that all or a part of the money will be repaid after a deferral period. No payments are required, and no interest is accrued during the initial time period. After the deferral period, the award recipient repays the investment plus interest over a remaining period (up to seven years). As of December 31, 2005, all three notes were in the deferral period with expected deferral of interest and payments until February 2006. The deferral periods were subsequently extended and the notes were further modified with regard to interest and subordination (see Note 10). ROI note number 0450785 is secured by a lien on specific equipment including pumps, blending vessels, storage bins and a solvent recovery system. All notes accrue interest at the rate of 3.2% per annum with payments of principal and interest beginning March 6, 2011. The notes are secured by an interest in various equipment including eleven pumps and a solvent recovery system. For the six months ended June 30, 2008, interest expense of $2,008 for these obligations was incurred and accrued.

Sustainable has signed four notes with Great Northern Development. Three of the notes totaling $403,269 at June 30, 2008 accrue interest at the rate of 6% per annum. The payment terms for the notes are as follows: the $10,635 and $121,653 notes are to be paid off with 180 monthly payments beginning December 15, 2005 with a maturity date of November 15, 2020 and the $270,981 note is to be paid off with 120 monthly payments beginning March 15, 2006 with a maturity date of January 15, 2016; the monthly payments on this note are $1,800 per month from April 2007 to March 2008 and then $3,300 thereafter. The fourth note for $613,643 (as of June 30, 2008) accrues interest at the rate of 5% per annum with payments of principal only through November 2007 and principal and interests payments until the maturity date of November 15, 2010; the monthly payments on this note are $7,500 during 2007, $10,000 during 2008 and $17,302 thereafter. For the six months ended June 30, 2008, interest expense of $28,672 for these obligations was incurred. The principal balance of these notes at June 30, 2008 was $1,016,912.

On June 4, 2007, Sustainable issued an unsecured promissory note in the amount of $250,000 with Sheridan Electric Co-Op, Inc. in exchange for the same amount of pre-existing accounts payable to the holder (the "Sheridan Note"). The Sheridan Note accrues interest at a rate of 6% per annum. Monthly payments were due in the amount of $1,500 starting June 1, 2007 and shall continue until March 1, 2010 (the "Maturity Date"). Each payment shall first be applied to the accrued interest and then to the principal balance. For the six months ending June 30, 2008, interest expense of $4,730 for these obligations was incurred. The principal balance of this note at June 30, 2008 was $246,659. Despite the fact that Sustainable was current in all of its payment obligations under the Sheridan Note as of June 30, 2008, Sheridan issued a notice of default and filed suit in an attempt to accelerate payment of the Sheridan Note. The Company intends to facilitate Sustainable's ongoing compliance with the terms of the Sheridan Note and may consider accelerating full payment of the Sheridan Note prior to the stated Maturity Date coincident with the completion of the expansion financing for the Sustainable facility.

Biofuel Industries Group, LLC

Citizens Bank

On June 30, 2008, Biofuels Industries Group, LLC ("BIG") issued a permanent note (the "Permanent Note") in the amount of $7,200,000 with Citizens Bank in exchange for a construction note payable that was executed on January 11, 2007 and was due on June 30, 2008. The Permanent Note accrues interest at a rate equal to LIBOR plus two and twenty five hundredths percent per annum. Monthly payments are due in the amount of $60,000 starting July 31, 2008 and shall continue until June 30, 2013. Each payment shall first be applied against costs and expenses required to be paid under the Permanent Note then to the principal balance. For the six months ending June 30, 2008, interest expense of $0 for these obligations was incurred. The principal balance of the Permanent Note at June 30, 2008 was $7,200,000.

On June 30, 2008, BIG issued a replacement promissory note in the amount of $1,688,700 with Citizens Bank (the "Replacement Note"). The Replacement Note accrues interest at a rate equal to the Applicable LIBOR Rate plus two and twenty five hundredths percent per annum. Monthly payments of accrued interest and principal are due starting September 1, 2008 and shall continue until August 31, 2015. Each payment shall first be applied against costs and expenses required to be paid under the Replacement Note then against accrued interest and then to the principal balance. For the six months ending June 30, 2008, interest expense of $0 for these obligations was incurred. The principal balance of the Replacement Note at June 30, 2008 was $1,668,700.

PURCHASE OBLIGATIONS

NextGen Selling Shareholders

On October 30, 2006, a wholly-owned subsidiary of GS AgriFuels purchased 100% of the outstanding capital stock of NextGen Fuel, Inc. The purchase price was $21,204,437, of which $17,000,000 was paid at closing leaving a holdback obligation to the selling shareholders totaling $4,204,437. $3,204,437 of the holdback would be due when NextGen Fuel realized revenue of $7,500,000 subsequent to the acquisition subject to certain working capital adjustments and provided that there are no claims for indemnification or otherwise against the selling shareholders. The remaining $1,000,000 holdback, with interest at 6% per annum, is due to a former sales consultant to NextGen and a selling shareholder subject to the payment by customers for biodiesel production systems totaling forty million gallons per year of production capacity subject to certain working capital adjustments and provided that there are no claims for indemnification. To the extent due, the balance of the estimated holdback at June 30, 2008 was $3,979,437.

Sustainable Selling Shareholders

On March 26, 2007, GS AgriFuels purchased the remaining 85% of the outstanding capital stock of Sustainable Systems, Inc. (GS AgriFuels had previously purchased 15% of the capital stock of Sustainable). The purchase price was approximately $12.6 million of which $100,000 was payable at closing, a note was issued for approximately $1.9 million and two $3.55 million debentures were issued to the selling shareholders totaling $9,004,018. The $1.9 million note was to be due upon the completion and commissioning of Sustainable's current plant expansion. The terms of the relevant acquisition agreements are in default and the Company intends to restructure the acquisition agreements given recent events and the impact of the IPSA Obligation. The payment terms of the relevant acquisition agreements are expected to be restructured in the third quarter 2008 to provide for payment a form of subsidiary stock that will service any amounts due exclusively out of the net cash flows of the Company's oilseed crush facility after its expansion has been completed.

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

During the six months ended June 30, 2008 and 2007, the change in the fair value of the derivative resulted in a non-cash gain of $319,829 and loss of $2,879,218, respectively. Amortization of the debt discount totaled $1,201,212 for the six months ended June 30, 2008. As of June 30, 2008, the fair value of the derivative liabilities was $0 since the derivatives were eliminated due to the restructuring of the YAGI debt resulted in the embedded conversion option no longer meeting the bifurcation criteria of SFAS 133. The derivatives were marked to fair market value as of the date of the restructure, January 11, 2008. The change in value was recorded as income and the fair value of the derivative was reclassified against additional paid in capital.

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

The Company's Sustainable Systems subsidiary is party to the matter entitled Sheridan Electric Co-Op., Inc., v. Sustainable Systems, LLC, which action was filed in the District Court of Montana. The verified complaint seeks to accelerate repayment of an unsecured note due March 1, 2010 (the "Sheridan Note"), as well as attorney's fees and costs. All payments due on the Sheridan Note were current at the time Sheridan filed this action. Sustainable otherwise has been and remains in compliance with the terms of Sheridan Note. Sustainable has responded to the verified complaint and denies any liability.

The Company is party to the matter entitled Scozzafava v. GS AgriFuels Corporation, et. al., which action was filed in the Supreme Court of the State of New York. The verified complaint seeks damages under plaintiff's former employment agreement with GS AgriFuels, plus attorney's fees and costs, relating to plaintiff's petition for additional compensation that plaintiff believes he is entitled to receive. The plaintiff's employment agreement was terminated for cause by the Company in December 2007. The Company is preparing an answer to the verified complaint and denies any liability.

16       GUARANTY AGREEMENT

On October 31, 2006, the Company guaranteed the 14 month Term Note issued by NextGen Acquisition, Inc., a wholly owned subsidiary of GS AgriFuels Corporation, in the principal amount of $6,000,000 issued to Stillwater Asset-Backed Fund, LP (see Note 13, Debt and Purchase Obligations, above). The balance due to Stillwater at June 30, 2008 was 2,071,886.

Both Viridis Capital, LLC ("Viridis"), the majority shareholder of the Company, and its sole member, Kevin Kreisler, the Company's chairman, have guaranteed nearly all of the Company's senior debt (in the outstanding amount of about $43 million), and Viridis has pledged all of its assets, including its share of Company Series D Preferred Stock (see Note 6, Shareholders Equity, above), to YA Global Investments, LP ("YAGI"), to secure the repayment by the Company of its obligations to YAGI.

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

The Company's operations during the fiscal quarter ended June 30, 2008 are classified into three reportable business segments: Biofuel Production & Sales, Culinary Oil Production & Sales, and Equipment & Technology Sales. Each of these segments is organized based upon the nature of products and services offered. The Company's remaining operations are aggregated and classified herein as Corporate.

Summarized financial information about each segment is provided below:
Six Months                                       Equipment &        Culinary Oil            Biofuel
Ended 6/30/08                   Corporate   Technology Sales  Production & Sales Production & Sales          Total
------------------------------------------------------------------------------------------------------------------
Total revenue              $        --     $       7,752,177  $        6,183,443  $       4,102,289  $  18,037,908
Cost of revenue                   43,660           3,367,675           5,601,729          3,833,715     12,846,779
                           -------------  ------------------  ------------------  -----------------  -------------
   Gross profit                 (43,660)           4,384,502             581,714            268,574      5,191,129

Operating expenses             1,261,517             505,338             582,313            977,646      3,326,814
                           -------------  ------------------  ------------------  -----------------  -------------
   Income (loss)
    from operations          (1,305,177)           3,879,164               (599)          (709,074)      1,864,315

Other income (expense)       (4,518,081)         (2,997,411)           (201,634)          (857,239)    (8,574,365)
                           -------------  ------------------  ------------------  -----------------  -------------
   Income (loss)
    before taxes             (5,823,259)             881,753           (202,232)        (1,566,312)    (6,710,050)

Minority interest                    --                6,419                 --                 --           6,419
                           -------------  ------------------  ------------------  -----------------  -------------
Taxes                                --                  --                  --                 --             --
                           -------------  ------------------  ------------------  -----------------  -------------
Net loss from
continuing operations      $ (5,823,259)  $          888,172  $        (202,232)  $     (1,566,312)  $ (6,703,631)
                           -------------  ------------------  ------------------  -----------------  -------------
Gain (loss) from,
discontinued operations             --                   --                  --                 --             --

Preferred dividends                 --                   --                  --                 --             --

Net loss                   $ (5,823,259)  $          888,172  $        (202,232)  $     (1,566,312)  $  (6,703,631)
                           =============  ==================  ==================  =================  =============


Six Months                                       Equipment &        Culinary Oil            Biofuel
Ended 6/30/07                   Corporate   Technology Sales  Production & Sales Production & Sales          Total
------------------------------------------------------------------------------------------------------------------
Total revenue              $         --   $          711,585  $        2,281,089  $         137,938  $   3,130,613
Cost of revenue                      --              181,556           2,308,879            108,852      2,599,287
                           -------------  ------------------  ------------------  -----------------  -------------
   Gross profit                      --              530,029            (27,790)             29,086        531,326

Operating expenses               135,809           3,113,857             466,775          1,245,859      4,962,301
                           -------------  ------------------  ------------------  -----------------  -------------
   Income (loss)
    from operations            (135,809)         (2,583,828)           (494,565)        (1,216,773)    (4,430,975)

Other income (expense)         (255,998)         (3,403,654)             308,990              7,949    (3,312,713)
                           -------------  ------------------  ------------------  ----------------  -------------
   Income (loss)
    before taxes               (361,807)         (5,987,483)           (185,575)        (1,208,824)    (7,743,688)
Taxes                               --                  --                  --                 --             --
                           -------------  ------------------  ------------------  -----------------  -------------
Net loss from
continuing operations      $   (361,807)  $      (5,987,483)  $        (185,575)  $     (1,208,824)  $ (7,743,688)
                           -------------  ------------------  ------------------  -----------------  -------------
Gain (loss) from,
discontinued operations        2,661,097                --                  --                 --        2,661,097

Preferred dividends            (151,875)                --                  --                 --        (151,875)

Net loss                   $   2,147,415  $      (5,987,483)  $        (185,575)  $     (1,208,824)  $ (5,234,466)
                           =============  ==================  ==================  =================  =============

Three Months                                     Equipment &        Culinary Oil            Biofuel
Ended 6/30/08                   Corporate   Technology Sales  Production & Sales  Production & Sales         Total
------------------------------------------------------------------------------------------------------------------

Total revenue              $         --   $        5,187,749  $        2,523,489  $       3,804,553  $  11,515,790
Cost of revenue                   29,052           2,055,397           2,339,926          3,674,260      8,098,636
                           -------------  ------------------  ------------------  -----------------  -------------
   Gross profit                 (29,052)           3,132,352             183,563            130,293      3,417,154

Operating expenses               814,288             104,332             237,490            888,182      2,044,292
                           -------------  ------------------  ------------------  -----------------  -------------
   Income (loss)
    from operations            (843,340)           3,028,020            (53,927)           (757,889)     1,372,862

Other income (expense)       (2,076,259)         (1,508,448)            (95,278)           (608,520)   (4,288,505)
                           -------------  ------------------  ------------------  -----------------  -------------
   Income (loss)
    before taxes             (2,919,600)           1,519,572           (149,204)          (1,366,409)  (2,915,643)

Minority interest                   --                 6,419                --                 --            6,419
                           -------------  ------------------  ------------------  -----------------  -------------
Taxes                               --                   --                 --                 --             --
                           -------------  ------------------  ------------------  -----------------  -------------
Net loss from
continuing operations      $ (2,919,600)  $        1,525,991  $        (149,204)  $     (1,366,409)  $ (2,909,224)
                           -------------  ------------------  ------------------  -----------------  -------------
Gain (loss) from,
discontinued operations             --                   --                 --                 --             --

Preferred dividends                 --                   --                 --                 --             --

Net loss                   $ (2,919,600)  $        1,525,991  $        (149,204)  $     (1,337,232)  $ (2,909,224)
                           =============  ==================  ==================  =================  =============

Three Months                                     Equipment &        Culinary Oil            Biofuel
Ended 6/30/07                   Corporate   Technology Sales  Production & Sales Production & Sales          Total
------------------------------------------------------------------------------------------------------------------

Total revenue              $         --   $          123,515  $        1,862,951  $         137,938  $   2,124,405
Cost of revenue                      --              181,556           1,399,801            108,852      1,690,209
                           -------------  ------------------  ------------------  -----------------  -------------
   Gross profit                      --             (58,041)             463,150             29,086        434,196
Operating expenses                55,630             607,900             416,466            674,344      1,754,341
                           -------------  ------------------  ------------------  -----------------  -------------
   Income (loss)
    from operations             (55,630)           (665,941)              46,684          (645,258)    (1,320,145)

Other income (expense)           158,475           (137,650)             378,956             14,186        413,966
                           -------------  ------------------  ------------------  -----------------  -------------
   Income (loss)
    before taxes                 102,845           (803,592)             425,640          (631,072)      (906,179)

Taxes                                 --                --                  --                 --             --
                           -------------  ------------------  ------------------  -----------------  -------------
Net loss from
continuing operations      $     102,845  $        (803,592)  $          425,640  $       (631,072)  $   (906,179)
                           -------------  ------------------  ------------------  -----------------  -------------
Gain (loss) from,
discontinued operations          110,233                --                   --                 --        110,233

Preferred dividends                  --                 --                   --                 --             --

Net loss                   $     213,078  $        (803,592)  $          425,640  $       (631,072)  $   (795,946)
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

In accordance with the completion of the GS AgriFuels Go-Private Transaction (see Note 13, Convertible Debentures), the Company recorded the related obligation to the former minority shareholders of GS AgriFuels of $1,265,762 at December 31, 2007. This obligation was reduced to $432,701 as of June 30, 2008, which amount the Company expects to either cancel or satisfy during 2008.

19       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:

                                                                                        2008                2007
                                                                                ------------      --------------
     Cash paid during the year for the following:
         Interest                                                               $  2,026,683      $       31,911
         Income taxes                                                                 22,486                  --
                                                                                ------------      --------------
                Total                                                           $  2,049,169      $       31,911
                                                                                ============      ==============

     Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Acquisition of Bollheimer & Associates with debt                                320,000                  --
     Stock issued for compensation                                                   336,833              83,574
     Reduction of convertible debentures from disposal
      of investment in GS EnviroServices                                           2,000,000                  --
     Reduction of related party debt from forgiveness                              2,000,000                  --
     Acquisition of Biofuels Industries Group, LLC with debt                       9,000,000                  --

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

ACQUISITION OF BIOFUEL INDUSTRIES GROUP, LLC

Effective May 15, 2008, the Company and Biofuel Industries Group, LLC (d/b/a NextDiesel(TM)) ("BIG") entered into an Exchange Agreement pursuant to which the Company exchanged 20,000,000 common shares and 20,000 preferred shares in return for 100% of the equity of BIG subject to the redemption by BIG of BIG's "Class A Membership Units" for a total of $9 million payable with a 12% coupon commencing January 30, 2009 at a rate equal to 30% of BIG's net cash flows (after all operating costs and regular debt payments have been paid) (the "Class A Redemption"). The $9 million payable is mandatorily redeemable if it is not paid on or before the twentieth anniversary of closing. Other terms of the Exchange Agreement are summarized here:

     >> Vested Company Shares. The issuance by the Company to the BIG shareholders of 20,000,000 shares of Company common stock. These shares were valued at $2,085,000 based on the average fair market value of the Company's common stock for the three days before and after the acquisition date.

     >> Performance-based Company Shares. The issuance by the Company to the BIG shareholders of 20,000 shares of the Company's new Series E Preferred Stock (the "Series E Shares"), which shares are convertible at a fixed rate of 1 preferred share to 1,000 common shares into a total of 20,000,000 shares of Company common stock; provided, however, that the Series E Shares shall be convertible into Company common shares in proportion to the Company's earnings before interest, taxes, depreciation and amortization and non-cash and non-recurring items ("EBITDA") and will be fully convertible into 20,000,000 common shares on a pro rated basis as the Company achieves $50,000,000 in EBITDA during one year period.

     >> Performance-based Cash Hurdle. The payment by BIG to BIG's founding shareholders of $1,000,000 in cash payable upon the realization by the Company of $10,000,000 in annualized EBITDA.

     >> Guaranty of BIG's Founding Shareholders. BIG's founding shareholders have agreed to keep their personal guaranties of BIG's senior loans in place (the "BIG Loans") in return for a guaranty fee equal to 5% of the balance due under the BIG Loans (the "Guaranty Fee"). The Company has agreed to use its best efforts to refinance the BIG Loans to remove these guaranties on or before the first anniversary of the effective date of the acquisition. If this condition is not satisfied, then the Guaranty Fee shall increase to 7% and BIG shall accelerate and prepay the principal amount of the BIG Loans at the rate of $1,000,000 plus 25% of BIG's net cash flows until paid in full (the "Guaranty Payments"). $58,561 has been accrued as of June 30, 2008.

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

     >> Potential Rescission. The Company's equity in BIG is subject to rescission in the event that: (a) the BIG Loans are not timely serviced and kept in good standing, (b) the Guaranty Payments, to the extent due, are not timely made, and (c) if the Class A Redemption payments are not made to the extent that they are due. This term expires automatically upon the full payment and/or refinancing of the BIG Loans without the guaranty of the BIG founding shareholders and the full payment of the Class A Redemption.

     >> Consulting Agreement. BIG's chief executive officer and one of its founding shareholders, Terry Nosan, entered into a consulting agreement with BIG at closing pursuant to Mr. Nosan will provide management services to BIG and the Company for a monthly fee of $12,500. $18,750 has been accrued as of June 30, 2008. Mr. Nosan was also appointed to the Company's board of directors.

     >> Creditor Consent. BIG's agreements with its senior creditor, Citizens' Bank, require Citizens' Bank to provide its written consent to change of control transactions. While Citizens' Bank has expressed, through its loan officer, its willingness to issue consent, formal written consent has not yet been issued. Citizens' Bank has the right to declare default under its credit agreements with BIG in the absence of its formal written consent. Based on recent discussions, the Company believes that formal written consent will be provided during the third quarter 2008. If Citizens' Bank does not issue its formal written consent as contemplated and instead issues a written objection to the change of control, then the Company may deposit its BIG membership units into an escrow account pending either issuance by Citizens' Bank of formal written consent or the refinancing of the amounts due to Citizens' Bank.

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

The Company is in the process of obtaining a third-party valuation of certain assets and liabilities, including acquired intangible assets and finalizing its own internal assessment of the purchase price allocation; thus, the preliminary allocation of purchase price will change, and such change could be material. The Company anticipates completing the purchase price allocation in the third quarter of fiscal 2008.

Revenue Recognition

The Company recognizes revenue from its biodiesel production activities when four basic criteria have been met: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured, and (iv) product delivery has occurred, which is generally upon delivery to the customer.

Unaudited Pro Forma Consolidated Financial Information for Acquisition of BIG

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company as if the BIG acquisition had occurred on January 1, 2008. The unaudited pro forma consolidated financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of the Company. Summarized unaudited pro forma consolidated results were as follows:

                                           Six Months Ended          June 30
                                                       2008             2007
                                           ---------------------------------

Revenue ....................................   $ 22,973,655    $  3,180,959
Net income(loss) from operations ...........        161,236      (4,419,274)
Net income (loss) applicable to shareholders     (9,043,508)     (5,222,764)

Basic income (loss) per share ..............   $      (0.27)   $      (0.69)

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

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

We currently own and operate five production facilities - three corn oil extraction facilities based on our patented and patent-pending corn oil extraction technologies, one biodiesel production facility based on our patent-pending biodiesel production technologies, and one vegetable oilseed crushing facility based on conventional process technology.

Our corn oil extraction facilities are located at existing corn ethanol production facilities, where we extract corn oil from an ethanol co-product called distillers grain. We install our extraction facility, at our expense, at participating host facilities in return for the long-term right (10 years or more) to purchase the extracted corn oil for about 53% of the spot price of diesel fuel. This arrangement benefits both the host and GreenShift. The host benefits because the contract price we pay substantially exceeds the market price for distillers grain. GreenShift benefits because the contract price is substantially lower than the cost of comparable feedstocks for biodiesel production and because indexing our feedstock costs to our offtake markets allows us to hedge our biodiesel production margins.

We believe that our ability to obtain large quantities of low cost feedstocks (i.e., raw materials for biodiesel production), at prices indexed to the diesel markets in which our biodiesel end-product will compete, and the fact that we have the right to do so for over a decade, enables us to finance, build and operate facilities that will produce biodiesel at enhanced cost and risk profiles as compared to competing producers.

We are currently operating and building facilities that correspond to 18 million gallons per year of corn oil extraction and 10 million gallons per year of biodiesel production capacity, and we are under contract to later expand existing and build new corn oil extraction facilities to extract more than an additional 20 million gallons per year of corn oil, and to increase our oilseed crush capacity to about 16 million gallons per year.

Location                           Technology                 Production Capacity                   Current Status
------------------------------------------------------------------------------------------------------------------
Adrian, Michigan                   Biodiesel Production       10.0 million gallons per year            Operational
Culbertson, Montana                Culinary Oil Production    1.3 million gallons per year             Operational
Oshkosh, Wisconsin                 Corn Oil Extraction        1.5 million gallons per year             Operational
Medina, New York                   Corn Oil Extraction        1.5 million gallons per year             Operational
Marion, Indiana                    Corn Oil Extraction        1.5 million gallons per year             Operational
Riga, Michigan                     Corn Oil Extraction        1.5 million gallons per year   Q4 2008 Commissioning
Lakota, Iowa                       Corn Oil Extraction        3.0 million gallons per year   Q4 2008 Commissioning
Richardton, North Dakota           Corn Oil Extraction        1.5 million gallons per year   Q4 2008 Commissioning
Fulton, New York                   Corn Oil Extraction        3.0 million gallons per year   Q1 2009 Commissioning
Milton, Wisconsin                  Corn Oil Extraction        1.5 million gallons per year   Q1 2009 Commissioning
Albion, Michigan                   Corn Oil Extraction        1.5 million gallons per year   Q1 2009 Commissioning
Adams, Nebraska                    Corn Oil Extraction        1.5 million gallons per year   Q1 2009 Commissioning
Concordia, Kansas                  Corn Oil Extraction        3.0 million gallons per year       Pending Financing

Executive Summary

We completed the acquisition of our Adrian, Michigan-based biodiesel production facility and commenced production of biodiesel during the second quarter 2008. Since completing this acquisition on May 15, 2008, we produced and sold about 631,000 gallons of corn oil and waste animal fat derived biodiesel to clients for use instead of diesel fuel. In addition, during the six months ended June 30, 2008, we sold about 273,000 gallons of corn oil, about 622,800 gallons of culinary oils and about 4,610 tons of animal feed, and we manufactured biodiesel refining and other custom equipment for third party clients during the six months ended June 30, 2008.

Highlights for the six months ended June 30, 2008 are as follows:

     >> Our total revenues were $18,037,908 as compared to $3,130,613 in revenues for 2007;

     >> Our operating income was $1,864,315 as compared to an operating loss of $(4,430,976) for the same period in 2007;

     >> Our EBITDA was $2,661,893 as compared to EBITDA of $(1,639,565) for the same period in 2007; and,

     >>   We reduced debt by $6,122,557.

Plan of Operations

Biofuel Production Activities

We commenced production at our Adrian, Michigan-based biodiesel refinery on May 15, 2008 with a fuel mix refined from corn oil extracted from our off-site extraction facilities and conventionally available waste fats, oils and greases.

In the first half of the second quarter 2008, we sold corn oil to third parties for use as a feedstock in biodiesel production. By internalizing biodiesel production capacity in the second half of the quarter, we were able to directly refine the corn oil we produced into biodiesel which we then sold for increased rates and at enhanced margins as compared to corn oil alone.

We also purchased and refined choice white grease (pork fat) into biodiesel during the second half of the quarter, an activity made possible only by the fact that our current annualized biodiesel production capacity is greater than our current corn oil extraction capacity. While this practice can allow us to generate incremental additional cash flows on significantly increased sales, the contribution of conventionally available waste fats, oils and greases to cash and earnings is subject to the volatility inherent in the relevant commodities markets.

During the latter half of the second quarter 2008, conventionally available animal fat constituted about 70% of our feedstock mix but the associated gross margins deteriorated rapidly in June 2008 due to record spikes in the associated market prices. The market price of choice white grease increased from $3.05 per gallon in May 2008 to $3.50 per gallon in June 2008 and a high of $3.67 per gallon in July 2008. At the same time, biodiesel prices increased from $4.79 per gallon in May 2008 to $4.90 per gallon in June 2008 and a high of $4.98 per gallon in July 2008. This dynamic reduced the positive contribution of choice white grease to our cash flows as of the end of second quarter 2008. We nevertheless continued to purchase choice white grease during this time frame to satisfy pre-existing contractual commitments for biodiesel. While we have since stopped purchasing choice white grease and are exclusively refining corn oil into biodiesel today at reduced volumes with higher margins, we plan to take advantage of opportunities in the conventional feedstock markets as they materialize until later this year when our corn oil extraction facilities are expected to commence production at rates equal to the current nameplate capacity of our biodiesel refinery.

We are operating three corn oil extraction facilities today and our current construction schedule calls for the installation of at least another four facilities prior to year end, and another five extraction facilities and a 10 million gallon per year expansion to our biodiesel refinery during the first quarter 2009. We consequently expect to be producing the annualized equivalent of at least 10 million gallons per year of corn oil derived biodiesel by the end of the year and at least 18 million gallons by the end of the first quarter 2009.

Culinary Oil Production Activities

Revenues from our culinary oil segment during the second quarter decreased to historical levels from the abnormal levels realized during the first quarter 2008 made possible by opportunistic sales of whole seed into higher end culinary markets. Revenues are expected to remain at historical levels for the foreseeable future as we have scaled back production until we complete our plant expansion project. We will not be able to recover all of the available oil in the seed and operate at efficient economies of scale until we complete this expansion project.

While revenues in this segment can be expected to rise significantly after we complete the expansion, the financing for the expansion project has been delayed. We are currently awaiting final approval of a government-backed loan guaranty for the financing we have sourced for the completion of the expansion. While there can be no assurances in this regard, we expect to receive this approval this year. The expansion can be expected to be completed within approximately six months after the successful completion of a cost-effective financing for this project.

Equipment & Technology Sales

Revenues from our equipment sales activities increased during the second quarter 2008 but are expected to decrease during the third quarter 2008 and will thereafter remain episodic and dependent on our clients' ability to obtain financing. While we are party to a number of agreements to design, build and commission biofuels production equipment and facilities for several domestic third party clients, the volatility in the commodity markets has made financing very difficult to obtain for clients that lack a robust feedstock and risk management strategy.

Results of Operations

The following table sets forth, for the periods presented, revenues, expenses and net income in our condensed consolidated statement of operations, as well as other key financial and operating data:

                                                             Three Months Ended June 30        Six Months Ended June 30
                                                            ---------------------------    ----------------------------
                                                                    2008           2007            2008            2007
                                                            ------------    -----------    ------------    ------------
Summary Statement of Operations:
Revenue .................................................   $ 11,515,790    $  2,124,405    $ 18,037,908    $  3,130,613
Cost of revenues ........................................      8,098,636       1,690,209      12,846,779       2,599,287
                                                            ------------    ------------    ------------    ------------
  Gross profit ..........................................      3,417,154         434,196       5,191,129         531,326

Selling, general and administrative expenses ............      2,044,292       1,754,341       3,326,814       4,962,301
                                                            ------------    ------------    ------------    ------------
   Income (loss) from operations ........................      1,372,862      (1,320,145)      1,864,315      (4,430,975)

Other income (expense),  net ............................     (4,288,505)        413,966      (8,574,365)     (3,312,713)
                                                            ------------    ------------    ------------    ------------
   Lossbefore minority interest and taxes ...............     (2,915,643)       (906,179)     (6,710,050)     (7,743,688)

Minority interest in net loss of consolidated
subsidiaries ............................................          6,419            --             6,419            --
(Provision for) benefit from income taxes ...............           --              --              --              --
Income from discontinued operations .....................           --           110,233            --         2,661,097
Preferred dividends .....................................           --              --              --           151,875
                                                            ------------    ------------    ------------    ------------
   Net loss .............................................   $ (2,909,224)   $   (795,946)   $  6,703,631)   $ (5,234,466)
                                                            ============    ============    ============    ============
Other financial data:
Net cash flows (used in) provided by operating activities      2,641,760       3,650,547       1,294,579       4,352,440
Net cash flows (used in) provided by investing activities     (3,235,225)     (2,325,544)     (7,222,562)     (3,069,655)
Net cash flow (used in) provided by financing activities         526,080      (1,936,358)      5,786,332      (1,718,290)
                                                            ------------    ------------    ------------    ------------
   Net (decrease) increase in cash and cash equivalents .        (67,385)       (611,355)       (141,651)       (435,505)

Other non-GAAP financial performance data:
EBITDA ..................................................   $  1,645,648    $  1,169,551    $  2,661,893    $ (1,639,565)

Operating data::
Corn oil extracted (gallons) ............................        296,727            --           449,514            --
Biodiesel produced (gallons) ............................        630,844            --           630,844            --
Average gross price of biodiesel sold per gallon ($) ....   $       4.59    $       --      $       4.59    $       --

Culinary oils produced (gallons) ........................        277,055         321,197         617,084         751,534
Animal feed produced (tons) .............................          2,264           2,099           5,205           5,636

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

The Company produced an adjusted EBITDA of $2,661,893 during the six months ended June 30, 2008. To clarify the effect of these one-time charges and financing charges on the Company's results, the following table reconciles the Company's net loss on an unconsolidated basis with adjusted EBITDA (a non-GAAP measure of performance):


                                                      Three Months Ended June 30      Six Months Ended June 30
                                                     ---------------------------  ----------------------------
                                                           2008           2007           2008            2007
                                                     ------------    -----------  ------------    ------------
Net income (loss) ...............................   $(2,909,224)   $  (795,946)   $(6,703,631)   $(5,234,466)

Adjustments to net income (loss) from operations:
   Interest expense .............................     1,716,411      1,282,003      3,045,155      2,332,610
   Depreciation .................................       202,551        184,762        398,575        233,014
   Amortization of intangibles ..................       525,000        526,601      1,050,000      1,051,601
   Amortization of debt discount and
     deferred financing .........................     1,000,959      2,913,277      2,115,055      2,913,277
   Gain/loss on fair market value of derivatives           --       (3,315,398)      (319,829)    (2,879,218)
   Stock based compensation .....................        32,816        119,708        336,833      2,088,063
   Loss on disposal of investment ...............     1,077,135        364,777      2,739,735        364,777
   Preferred dividends ..........................          --             --             --          151,875
   Gain from discontinued operations ............          --             --             --       (2,494,946)
   Other non-recurring equity, restructuring
     and consolidation (income) expense, net ....          --         (110,233)          --         (166,151)
                                                    -----------    -----------    -----------    -----------
Adjusted EBITDA .................................   $ 1,654,648    $ 1,169,551    $ 2,661,893    $(1,639,565)
                                                    ===========    ===========    ===========    ===========

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

Total revenues for the three months ended June 30, 2008 were $11,515,790 representing an increase of $9,391,385, or 442%, over the three months ended June 30, 2007 revenues of $2,124,405. Revenue for the three months ended June 30, 2008 included:

     >>   $3,804,553 in biofuel sales;

     >>   $2,523,489 in culinary oil sales; and,

     >>   $5,187,749 in equipment and technology sales.

In the comparable period of last year, our revenues were comprised of $137,938 from the sales of biofuels, $1,862,951 from sales of culinary oils, and $123,515 from sales of equipment and technology.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2008 were $8,098,636, or 70.3% of revenue compared to $1,690,209, or 79.6% of revenue for the same period in 2007.

During the three months ended June 30, 2008, the Company's biofuel production costs of revenue were $3,674,260 as compared to $108,852 for the same period in 2007, and were attributable to costs associated with feedstock and other raw material purchases, transportation and maintenance. Cost of revenues for the Company's oilseed crush facility, which was acquired in March 2007, were $2,339,926 for the three months ended June 30, 2007 as compared to $1,399,801 for the three months ended June 30, 2007 and were primarily attributable to oilseed purchases and direct labor. Cost of revenue for our equipment and technology sales business were $2,084,450 for the three months ended June 30, 2008 as compared to $181,556 for the same period in 2007. This increase was attributable to the increased costs associated with increased sales of equipment to third party clients.

Included within cost of revenue is depreciation and amortization expense of $202,551 and $48,251 for the three months ended June 30, 2008, and 2007, respectively. Depreciation and amortization expense increased by $154,300 over the same period in 2007.

Gross Profit

Gross profit for three months ended June 30, 2008 was $3,417,154, representing a gross margin of 29.7%. This compared to $434,196, or 20.4%, in the comparable period of the prior year. The increase in margin as a percentage of sales was primarily due to the Company's increased equipment and technology sales realized during the quarter.

Operating Expenses

Operating expenses for the three months ended June 30, 2008 were $2,044,292 compared to $1,754,341 for the same period in 2007. Included in the three months ended June 30, 2008 was $32,816 in stock-based compensation as compared to $119,708 for the three months ended June 30, 2007. The increase in operating expenses was primarily due to the Company's changed business operations during 2008 as compared to 2007.

Management believes that selling, general and administrative expenses over the next reporting period will be reduced as a percent of revenue as our biofuels and culinary oil production segments continue to grow.

Interest Expense

Interest expense for the three months ended June 30, 2008 was $1,716,411 representing an increase of $434,408 from $1,282,003 for the same period in 2007. This increase was mostly due to the debt service of the debt financing associated with the construction of the Company's various extraction facilities.

Expenses Associated with Derivative Instruments

Gain from the change in the fair market value of derivative liabilities was $0 for the three months ended June 30, 2008 compared with a gain of $3,315,398 for the three months ended June 30, 2007. Amortization of deferred financing costs and debt discounts was $1,000,959 and $1,369,745, respectively.

Net Income or Loss

Net loss from continuing operations for the three months ended June 30, 2008, was $2,909,224 as compared to a loss of $906,179 from the same period in 2007. Income for discontinued operations was $0 for the three months ended June 30, 2008 as compared to $110,233 for the three months ended June 30, 2007. Net loss for the three months ended June 30, 2008, was $2,909,224 as compared to a loss of $795,946 from the same period in 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

Total revenues for the six months ended June 30, 2008 were $18,037,908, representing an increase of $14,907,296, or 476%, over the six months ended June 30, 2007 revenues of $3,130,613. Revenue for the six months ended June 30, 2008 included:

     >>   $4,102,289 in biofuel sales;

     >>   $6,183,443 in culinary oil sales; and,

     >>   $7,752,177 in equipment and technology sales.

In the comparable period of last year, our revenues were comprised of $137,938 from the sales of biofuels, $2,281,089 from sales of culinary oils, and $711,585 from sales of equipment and technology.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2008 were $12,846,779, or 71.2% of revenue compared to $2,599,287, or 83.0% of revenue for the same period in 2007.

During the six months ended June 30, 2008, the Company's biofuel production costs of revenue were $3,833,715 as compared to $108,852 for the same period in 2007, and were attributable to costs associated with feedstock and other raw material purchases, transportation and maintenance. Cost of revenues for the Company's oilseed crush facility, which was acquired in March 2007, were $5,601,729 for the six months ended June 30, 2007 as compared to $2,308,879 for the six months ended June 30, 2007 and were primarily attributable to oilseed purchases and direct labor. Cost of revenue for our equipment and technology sales business were $3,367,675 for the six months ended June 30, 2008 as compared to $181,556 for the same period in 2007. This increase was attributable to the increased costs associated with increased sales of equipment to third party clients.

Included within cost of revenue is depreciation and amortization expense of $398,575 and $233,014 for the six months ended June 30, 2008, and 2007, respectively. Depreciation and amortization expense increased by $69,640 over the same period in 2007.

Gross Profit

Gross profit for six months ended June 30, 2008 was $5,191,129, representing a gross margin of 28.8%. This compared to $531,326, or 17.0%, in the comparable period of the prior year. The increase in margin as a percentage of sales was primarily due to the Company's increased equipment and technology sales realized during the quarter.

Operating Expenses

Operating expenses for the six months ended June 30, 2008 were $3,326,814 compared to $4,962,301 for the same period in 2007. Included in the six months ended June 30, 2008 was $336,833 in stock-based compensation as compared to $2,088,063 for the six months ended June 30, 2007. The increase in operating expenses was primarily due to the Company's changed business operations during 2008 as compared to 2007.

Management believes that selling, general and administrative expenses over the next reporting period will be reduced as a percent of revenue as our biofuels and culinary oil production segments continue to grow.

Interest Expense

Interest expense for the six months ended June 30, 2008 was $3,045,154 representing an increase of $712,544 from $2,332,610 for the same period in 2007. This increase was mostly due to the debt service of the debt financing associated with the construction of the Company's various extraction facilities.

Expenses Associated with Derivative Instruments

Gain from the change in the fair market value of derivative liabilities was $319,829 for the six months ended June 30, 2008 compared with a gain of $2,879,218 for the six months ended June 30, 2007. Amortization of deferred financing costs and debt discounts was $2,115,055 and $2,913,277, respectively.

Net Income or Loss

Net loss from continuing operations for the six months ended June 30, 2008, was $6,703,631 as compared to a loss of $7,743,688 from the same period in 2007. Income for discontinued operations was $0 for the six months ended June 30, 2008 as compared to $2,661,097 for the six months ended June 30, 2007. There were no preferred dividends for the six months ended June 30, 2008 as compared to preferred dividends of $151,875 for the six months ended June 30, 2007. Net loss for the six months ended June 30, 2008, was $6,703,631 as compared to a loss of $5,234,466 from the same period in 2007.

Profitability

After accounting for the non-recurring loss realized on disposal of our former environmental services division, our Other Income (Expense) for the three months ended June 30, 2008 was about $3,211,000, or about $12,845,000 on an annualized basis. Most of this amount is attributable to recurring non-cash items such as amortization (about $6,100,000 per year) and interest accruals (about $4,726,000 per year), and about $2,026,700 per year corresponds to interest payable on an ongoing current basis in cash.

We are focused on the elimination of our net losses and transitioning to profitability by the end of this year. We plan to achieve this goal by commissioning at least seven corn oil extraction facilities on or before December 31, 2008. Combined, seven corn oil extraction facilities will produce more than 10 million gallons per year of corn oil. At current market prices, extracting and refining 10 million gallons per year of corn oil into biodiesel will produce about $1.40 per gallon, or about $14,000,000 per year, in operating income and greater than break-even profitability.

Our plan after achieving this milestone as we move into 2009 is to maximize profitability through realization of the following key goals:

     >>   Financing,   Construction   and  Operation  of  Corn  Oil   Extraction
          Facilities

          After the 10 million gallons of corn oil noted above, our contracted backlog corresponds to in excess of an additional 28 million gallons per year of corn oil extraction. Moreover, we have seen increased activity in our sales pipelines for additional corn oil extraction contracts and we plan to add significantly to our backlog during 2008 and 2009. The highest and best use of our resources and our primary objective is to get as many corn oil extraction systems installed in as many corn ethanol facilities as possible, as quickly as possible.

     >>   Financing,   Construction   and  Operation  of  Biodiesel   Production
          Facilities

          We must cost-effectively internalize biodiesel production capability as we increase our corn oil extraction backlog. In addition to expanding our existing 10 million gallon per year biodiesel production facility in Adrian, Michigan to 20 million gallons per year over the next three quarters, we have executed agreements to build GreenShift-owned biodiesel facilities at Global Ethanol's Lakota, Iowa ethanol facility and Northeast Biofuels' Fulton, New York ethanol facility. Each new facility is designed to commence production at the rate of 10 million gallons per year and to scale to higher capacities as warranted by the availability of our corn oil supplies as our extraction facilities are brought online. Our development plan for these new facilities is to phase them into construction in a staggered fashion that follows after the construction of our extraction facilities.

     >>   Financing and Expansion of Our Oilseed Crush Expansion

          We have entered into construction agreements to expand the capacity of our oilseed crush facility from 1.3 million gallons per year to more than 16 million gallons per year of crush capacity. Once completed in 2009, we intend to reinvest the net cash after debt service produced by this facility into the continued growth of this division, the execution of our corn oil extraction model, and the development of additional feedstock options for our biodiesel production facilities. Our longer term expectations for this facility involve the integration of new technologies to produce additional food and biofuel products.

     >>   Completion of Financing

          We must complete additional financing to achieve all of the above goals on the stated time frames. Based on financing closed this year and our ongoing financing efforts, we expect to be able to rely on the strength and hedged nature of our corn oil extraction and biodiesel production cash flows to finance the construction costs of our corn oil extraction and biodiesel production facilities with project equity. The same strategy applies for the financing of our oilseed crush expansion, which will cost an estimated $9.8 million to complete
          - that is, we expect to be able to finance the expansion primarily out of the cash flows this facility is planned to produce after commissioning of its expansion.

     >>   Pay Off and Refinance Convertible Debt

          We have historically raised capital in the form of convertible debt that was structured in ways that were favorable from a cash flow perspective and less favorable from an equity perspective. Our ability to meet the debt service requirements of this financing by issuing common stock allowed us to conserve cash flows while we developed and refined our technological capabilities into commercially-viable production capabilities. Now that our technologies have started to produce reliable cash flows, we have the ability to raise capital at more cost-effective rates from an equity perspective. We must reduce debt and rationalize our debt service requirements as we transition to profitability. Our plan here is to leverage our current and projected cash flows to payoff and refinance all of our convertible debt as soon as possible.

DERIVATIVE LIABILITIES

As of June 30, 2008, the Company and its subsidiaries had several convertible debentures due. The conversion feature on these debentures is variable based on trailing market prices and therefore contains an embedded derivative. We value the conversion feature at the time of issuance using the Black-Scholes Model and record a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The derivative liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, as well as the stock of our subsidiaries, the change in the derivative liability and the resulting gain or loss is usually material to our results.

The principal amount on our convertible debentures was $34,463,990 as of June 30, 2008 and the unamortized note discount was $1,757,191. For the six months ended June 30, 2008, we recognized interest expense for accretion of the debt discount of $1,201,212 and a gain for the change in fair value of the derivative of $319,829 for these debentures. The total derivative liability as of June 30, 2008 was $0 as the derivative feature was eliminated when the YA Global debentures were restructured and a fixed conversion price was put in place.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Balances

As of June 30, 2008, we had a cash balance of $345,342, down from a balance of $1,203,094 at June 30, 2007. This net cash is summarized below and discussed in more detail in the subsequent sub-sections:

     >> Operating Activities $1,294,579 of net cash provided by operating activities primarily deriving from sales of equipment and technology as well as corn oil for biofuel production.

     >>   Investing  Activities   $7,222,562  of  net  cash  used  in  investing
          activities mainly for the construction of our corn oil extraction facilities and the purchase of equipment for our biodiesel facility.

     >> Financing Activities $5,786,332 of net cash provided by financing activities.

Current and Prior Year Activity

Our primary source of liquidity is cash generated from operations and proceeds from issuance of debt and common stock. For the six months ended June 30, 2008, net cash provided by our operating activities was $1,294,579 as compared to the net cash used in our operating activities of $4,352,440 for the six months ended June 30, 2007.

Our financial position and liquidity are, and will be, influenced by a variety of factors, including our ability to generate cash flows from operations; the level of our outstanding indebtedness and the interest we are obligated to pay on this indebtedness; and, our capital expenditure requirements, which consist primarily of facility construction and the purchase of equipment.

The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At June 30, 2008, accounts receivable, net of allowance for doubtful accounts, totaled $1,722,926 and inventories totaled $3,001,639. Accounts payable and accrued expenses totaled $10,044,485.

For the six months ended June 30, 2008, we used $7,222,562 in investing activities as compared to $3,069,655 used in investing activities for the six months ended June 30, 2007, and financing activities provided $5,786,332 in cash as compared to $1,718,290 in cash used by financing activities during June 30, 2007.

The Company had a working capital deficit of $49,923,318 at June 30, 2008, which includes $3,979,437 in purchase obligations, $9,004,018 in amounts due to the prior owners of our oilseed crush facility, $18,053,649 in convertible debt, and $1,851,001 in related party debt. Despite their classification as current liabilities the $3,979,437 in purchase obligations, to the extent due, are tied to the earnings of the Company's equipment sales business and can only be serviced after the Company's senior secured debt has been serviced; and, the notes payable to the prior owners of our oilseed crush facility ($9,004,018) are expected to be restructured in the third quarter 2008 to service these amounts exclusively out of the net cash flows (after regular debt service) of our oilseed crush facility. The Company's working capital deficit net of these amounts is $17,035,213.

Expected Activity Moving Forward

We intend to fund our principal liquidity and capital resource requirements through cash provided by operations, borrowings under our current credit agreement, and new financing activities. Notably, but for the cash needs associated with our construction projects, Management expects that its current and currently committed sources of revenue will be sufficient to meet the Company's debt service, operational and other regular cash needs during 2008 and beyond.

Cash Flows Provided By Operating Activities

Among our current and known sources of operating cash flows are our three existing corn oil extraction facilities and our biodiesel facility in Adrian, Michigan. Notwithstanding any contributions to our cash flows from our equipment or culinary oil sales, or from refining and selling conventional waste fat derived biodiesel, refining the oil extracted by our three existing extraction facilities alone into biodiesel is expected to provide sufficient cash to cover all of our regular debt service and operational needs for the foreseeable future.

Cash Flows Provided By Financing Activities

At the present time, the Company's existing sources of financing include its $10 million revolving credit facility, the proceeds of which are to be used for the construction of the Company's corn oil extraction facilities and general working capital purposes related to those efforts, its $1,750,000 working capital line of credit, the proceeds of which are to be used for the purchase of raw materials for the Company's biodiesel production facility, and its $1,688,500 term loan, the proceeds of which are to be used for the purchase and installation of equipment at the Company's biodiesel production facility.

We are currently evaluating offers for significant new equity and debt financing to accelerate the completion of our contracted corn oil extraction, biodiesel production and oilseed crush projects. We expect to complete additional financing for this purpose during the third quarter 2008. We are also evaluating various opportunities to restructure our convertible debt in favor of traditional, non-convertible long term debt. We do not know at this time if the necessary funds can be obtained or on what terms they may be available.

Cash Flows Used In Investment Activities

We intend to use our available sources of cash from operations and financing for the balance of 2008 and all of 2009 to execute on our plan to build as many corn oil extraction facilities as possible, as quickly as possible, to expand our oilseed crushing and biodiesel production facilities, and to build new biofuels production facilities.

Contractual Commitments

Our material contractual obligations are composed of construction commitments for plants being built for our own use, construction commitments for plants being built for outside parties, repayment of amounts borrowed through our convertible debentures and other notes payable. The following schedule summarizes our contractual obligations as of June 30, 2008. Our obligations are likely to increase significantly as we enter into agreements in connection with the construction of additional corn oil extraction facilities, GreenShift-owned biodiesel facilities, and or oilseed crush expansion project:

                                                                                                            2012 and
                                                         2008          2009          2010          2011    Thereafter        Total
                                                  -----------   -----------   -----------  ------------   -----------  -----------
Current convertible debt obligations (1) ......   $ 3,500,000   $ 7,449,631    $     --     $      --     $      --     $10,949,631
Current note payable obligations (2) ..........     5,247,118          --            --            --            --       5,247,118
Other current obligations .....................           277        12,103        12,103        12,103        84,720       121,306
Long term convertible debt obligations, net (3)          --       9,860,000          --       6,550,341          --      16,410,341
Long term note payable obligations, net .......          --       2,561,125     1,412,729     1,074,584     5,377,338    10,425,776
Convertible purchase obligations (4) ..........     7,104,018          --            --            --            --       7,104,018
Other purchase obligations (5) ................     3,979,437          --            --            --            --       3,979,437
Other obligations .............................          --            --            --            --            --            --
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Total obligations .............................   $19,830,850   $19,882,859   $ 1,424,832   $ 7,637,028   $ 8,592,812   $52,237,627
-----------

(1) Current convertible debt obligations represents amounts due to third parties but that are payable in the form of either GreenShift Corporation common stock or GS AgriFuels Corporation common stock. The terms of the Company's convertible debt do not generally require regular principal or interest payments in cash. The amount due at June 30, 2008 was reduced by $283,600 during the six months ended June 30, 2008.

(2) Current note payable obligations included $2,071,886 at June 30, 2008 due to Stillwater Asset Backed Fund, L.P., the proceeds of which were used to complete the Company's 2006 acquisition of NextGen Fuel, Inc. The Company primarily services this obligation out of its equipment and technology sales cash flows and it has been reduced to $2,071,886 as of June 30, 2008. The Company expects this obligation to be paid in full during 2008.

(3) Long term convertible debt obligations include $6,550,341 and $20,309,631 due from GreenShift and GS AgriFuels, respectively, to YA Global Investments, L.P. ("YAGI"). These amounts are collectively reduced by applicable debt discounts of $1,757,191. Debt discounts are applied under U.S. GAAP and represent additional value given to the holders of the debentures (in excess of the face value of the debentures) due to embedded derivative securities contained within the conversion feature of the debt. The amount due from GreenShift and GS AgriFuels were reduced by $2,000,000 and $1,000,000, respectively, during the six months ended June 30, 2008. The Company intends to payoff and refinance the substantial majority of its convertible debt due to YAGI during 2008 and 2009 in conjunction with expected increases in the Company's cash flows from its biofuel production and other operations.

(4) Purchase obligations pertain to the 2007 acquisition by GS AgriFuels of Sustainable Systems, Inc., the holding company for our oilseed crush facility. These amounts include $3,552,005 in GS AgriFuels current convertible debentures payable, $3,552,013 in long term convertible debentures payable, and $1,900,000 in long term notes payable to the prior owners of our oilseed crush facility. The Company expects to restructure the terms and conditions of the relevant purchase agreements for its oilseed crush facility to provide for the payment of the purchase price exclusively out of this facility's cash flows after its expansion project is complete.

(5) Other purchase obligations at June 30, 2008 include $3,979,437 relating to GS AgriFuels' 2006 acquisition of NextGen Fuel, Inc., which obligations are potentially subject to adjustment by the terms of the relevant acquisition agreements and, to the extent due, may only be serviced by the Company after the Company has serviced and remains in continuing compliance with its senior debt obligations.

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

The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in its reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The Company's internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements in conformity with GAAP. Management determined that at June 30, 2008, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company's financial reporting requirements. Contributing to this lack of sufficient resources was the large number of non-recurring transactions completed during the fourth quarter of 2007 and first quarter of 2008. This caused the Company to take the following actions. These actions included (i) appointing a new Chief Financial Officer with substantial public company business management, governance and financial experience, (ii) supplementing existing resources with technically qualified third party consultants and (iii) performing additional procedures and reviews.

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

The Company's Sustainable Systems subsidiary is party to the matter entitled Sheridan Electric Co-Op., Inc., v. Sustainable Systems, LLC, which action was filed in the District Court of Montana. The verified complaint seeks to accelerate repayment of an unsecured note due March 1, 2010 (the "Sheridan Note"), as well as attorney's fees and costs. All payments due on the Sheridan Note were current at the time Sheridan filed this action. Sustainable otherwise has been and remains in compliance with the terms of Sheridan Note. Sustainable has responded to the verified complaint and denies any liability.

The Company is party to the matter entitled Scozzafava v. GS AgriFuels Corporation, et. al., which action was filed in the Supreme Court of the State of New York. The verified complaint seeks damages under plaintiff's former employment agreement with GS AgriFuels, plus attorney's fees and costs, relating to plaintiff's petition for additional compensation that plaintiff believes he is entitled to receive. The plaintiff's employment agreement was terminated for cause by the Company in December 2007. The Company is preparing an answer to the verified complaint and denies any liability.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $6,703,631 for the six months ended June 30, 2008. As of June 30, 2008 the Company had $345,342 in cash, and current liabilities exceeded current assets by $49,923,318 which included $3,979,437 in purchase obligations, $9,004,018 in amounts due to the prior owners of our oilseed crush facility, $18,853,649 in convertible debentures and $1,851,001 in related party debt. None of these items are required to be serviced out of the Company's regular cash flows and the Company's working capital deficit net of these amounts is $17,035,213. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

As of June 30, 2008, we had approximately 124 full time equivalent employees. The number of individuals with experience in biofuels production is considerably smaller than the number of jobs available for such individuals. We will have to offer substantial incentives in order to obtain the services of individuals with useful experience in the production of biodiesel and ethanol. As a result, our labor costs may be greater than they would be in a less dynamic industry. On the other hand, if we are unable to employ the qualified individuals that we will need, our business may fail.

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

As of June 30, 2008, we had approximately $55,666,719 in total debt. Our ability to incur additional debt could adversely affect our business and restrict our operating flexibility. We face several risks relating to our need to complete additional financings in the future. We must satisfy the closing conditions for each drawdown of our $10,000,000 construction credit facility. We must also secure additional financing to build our planned corn oil extraction and biodiesel production facilities. We anticipate that 50,000,000 gallons per year of extraction and biodiesel production will cost approximately $150,000,000 to build. However, there can be no assurances that costs may not be greater depending on site conditions, costs of materials, labor costs, engineering and design changes and other potential cost and integration overruns. The financing may consist of debt but may also consist of common or preferred equity, project financing or a combination of these financing techniques. Additional debt will increase our leverage and interest expense and will likely be secured by certain of our assets; additional equity or equity-linked financings may have a dilutive effect on our equity and equity-linked securities holders. It is likely that the terms of any project financing would include customary financial and other covenants on our project subsidiaries, including restrictions on the ability to make distributions to the parent company, to guarantee the debts of the parent company and to incur liens on the refineries of such project subsidiaries, among others.

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

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time during the six months ended June 30, 2008 the Company issued a total of 3,029,132 shares to YA Global Investments, LP upon its partial conversion of a convertible debenture in the aggregate amount of $258,000. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to an entity whose principals had access to detailed information about the Company and were acquiring the shares for the entity's own account. There were no underwriters.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5   OTHER INFORMATION

None.

ITEM 6   EXHIBITS

The following are exhibits filed as part of GreenShift's Form 10QSB for the quarter ended June 30, 2008:

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


GREENSHIFT CORPORATION

By            /S/       KEVIN KREISLER
              ----------------------------------------
                        KEVIN KREISLER
                        Chief Executive Officer

              /S/       EDWARD R. CARROLL
              ----------------------------------------
                        EDWARD R. CARROLL
                        Chief Financial and Accounting Officer


Date:         August 19, 2008