Form 10-Q
period 2008-09-30
GREENSHIFT CORP
filed 2008-11-19
CIK 1269127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q
                            -------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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



Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer                 Accelerated filer
                            ----                                 ----
Non-accelerated filer                   Small reporting company    X
                            ----                                  ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X

The number of outstanding shares of common stock as of November 19, 2008 was 89,809,764.

                             GREENSHIFT CORPORATION
                          QUARTERLY REPORT ON FORM 10Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2008

                                TABLE OF CONTENTS



                                                                                                         Page No
Part I - Financial Information

Item 1    Financial Statements (unaudited) ...................................................................4

          Condensed Consolidated Balance Sheet as of September 30, 2008 (unaudited)
           and December 31, 2007..............................................................................5
          Condensed Consolidated Statements of Operations for the Three and Nine Month Periods
            Ended September 30, 2008 and 2007 (unaudited).....................................................6

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 2008 and 2007 (unaudited)...........................................................7

          Notes to Condensed Consolidated Financial Statements................................................8

Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations ...........28

Item 3      Quantitative and Qualitative Disclosures about Market Risk.......................................39

Item 4      Controls and Procedures .........................................................................39

Part II - Other Information

Item 1      Legal Proceedings ...............................................................................40

Item 1A   Risk Factors ......................................................................................40

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds .....................................51

Item 3      Defaults upon Senior Securities .................................................................51

Item 4      Submission of Matters to a Vote of Security Holders..............................................51

Item 5      Other Information ...............................................................................51

Item 6      Exhibits.........................................................................................51


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

                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS (UNAUDITED)

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007
                                                                                       9/30/2008        12/31/2007
                                                                                   -------------------------------
ASSETS
Current assets:
   Cash ........................................................................   $     541,183    $     486,993
   Restricted cash .............................................................          49,492          425,623
   Accounts receivable, net of allowance of doubtful accounts of $47,011 .......         705,200        1,049,671
   Inventories .................................................................       2,314,498        5,017,233
   Cost and earnings in excess of billings .....................................       1,832,395          140,592
   Project development costs ...................................................         372,892          281,991
   Prepaid expenses and other assets ...........................................         158,777          483,507
                                                                                   -------------    -------------
     Total current assets ......................................................       5,974,437        7,885,610
                                                                                   -------------    -------------
Other Assets:
   Property and equipment, net .................................................      23,531,239        4,105,348
   Deposits ....................................................................         275,134           12,534
   Restricted cash, long term ..................................................         254,352             --
   Construction in progress ....................................................      10,792,901        4,844,913
   Intangible assets, net ......................................................      10,725,578       12,286,883
   Deferred financing costs, net ...............................................       1,799,281        1,444,701
   Long term investments .......................................................       2,501,324        4,186,657
   Excess purchase price of net assets acquired ................................       6,516,992             --
   Assets of discontinued operations, non-current ..............................           7,500        9,207,002
   Goodwill ....................................................................       8,756,559        8,364,457
                                                                                   -------------    -------------
     Total other assets ........................................................      65,160,860       44,452,495
                                                                                   -------------    -------------
TOTAL ASSETS ...................................................................   $  71,135,297    $  52,338,105
                                                                                   =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
   Line of credit ..............................................................   $  10,834,235    $   1,833,192
   Accounts payable and accrued expenses .......................................      13,851,985        8,703,067
   Accrued interest payable ....................................................       5,376,465        3,887,662
   Accrued interest payable - related party ....................................          83,332          196,832
   Billings in excess of earnings ..............................................         335,136        1,222,807
   Deferred tax liability ......................................................            --             59,630
   Deferred revenue, current portion ...........................................          45,173        1,582,500
   Income tax payable ..........................................................          45,000           45,000
   Current portion of long term debt ...........................................      10,049,390       10,541,390
   Liability for derivative instruments ........................................            --          6,704,831
   Related party debt ..........................................................       1,572,068        5,335,351
   Current portion of convertible debentures ...................................      18,303,649        5,292,072
   Current portion of convertible notes ........................................         778,193             --
   Other current liabilities ...................................................         636,435             --
   Liabilities of discontinued operations, current .............................         363,228        4,221,059
                                                                                   -------------    -------------
     Total current liabilities .................................................      62,274,289       49,625,393
                                                                                   -------------    -------------
   Long term debt, net of current ..............................................       9,687,723        2,437,195
   Convertible notes, net of current ...........................................         956,386             --
   Asset retirement obligation .................................................         184,195             --
   Deferred revenue, net of current portion ....................................         142,437             --
   Mandatorily redeemable preferred equity .....................................       9,000,000             --
   Convertible debentures, net of current ......................................      15,086,810       28,224,877
                                                                                   -------------    -------------
     Total long term liabilities ...............................................      35,057,551       30,662,072
Total liabilities ..............................................................      97,331,840       80,287,465
                                                                                   -------------    -------------
Minority interest ..............................................................       1,127,935        1,968,762
                                                                                   -------------    -------------
Stockholders' deficit
   Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
     Series A: 0 and 1,254,244 shares issued and outstanding, respectively .....            --              1,254
     Series B: 2,512,037 and 151,250 shares issued and outstanding, respectively           2,512              151
     Series C: 0 shares issued and outstanding .................................            --               --
       Series D: 800,000 and 800,000 shares issued and outstanding, respectively             800              800
       Series E : 20,000 and 0 shares issued and outstanding, respectively .....              20             --
   Common stock, $0.001 par value, 500,000,000 authorized;
     85,891,214 and 30,693,083, shares issued and outstanding, respectively ....          85,891           30,693
   Additional paid-in capital ..................................................      84,492,423       63,512,970
   Performance based compensation ..............................................      (5,579,873)            --
   Accumulated deficit .........................................................    (106,326,250)     (93,463,990)
                                                                                   -------------    -------------
     Total stockholders' equity (deficit) ......................................     (27,324,478)     (29,918,122)
                                                                                   -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................   $  71,135,297    $  52,338,105
                                                                                   =============    =============
       The notes to the Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (UNAUDITED)
                                                                      Three Months Ended               Nine Months Ended
                                                                  9/30/08         9/30/07         9/30/08        9/30/07
                                                             -----------------------------------------------------------

Revenue ..................................................   $  6,088,754    $ 10,815,623    $ 24,126,662    $ 13,946,236
Cost of revenues .........................................      6,347,635       9,140,180      19,194,414      11,739,467
                                                             ------------    ------------    ------------    ------------
  Gross profit ...........................................       (258,881)      1,675,443       4,932,248       2,206,769
                                                             ------------    ------------    ------------    ------------
Operating expenses:
   General and administrative expenses ...................      1,917,500         793,715       4,812,733       3,667,954
     Selling expenses ....................................         98,247            --           160,788            --
   Research and development ..............................        (13,476)          1,467          18,732           1,467
   Amortization of intangibles ...........................        525,000         523,399       1,575,000       1,575,000
   Stock based compensation ..............................         33,176         226,593         370,009       2,314,655
                                                             ------------    ------------    ------------    ------------
     Total operating expenses ............................      2,560,448       1,545,174       6,937,261       7,559,076
                                                             ------------    ------------    ------------    ------------
Income (loss) from operations ............................     (2,819,329)        130,269      (2,005,013)     (5,352,307)
                                                             ------------    ------------    ------------    ------------
Other income (expense):
   Change in fair value of derivative instruments ........           --           526,389         319,829       3,405,607
   Loss on disposal and impairment of investments ........       (685,333)        (23,373)     (3,425,068)       (388,150)
   Amortization of debt discount & deferred financing ....     (1,042,257)       (650,828)     (3,157,312)     (3,564,105)
   Grant revenue .........................................        107,417         127,303         107,417         515,242
   Other income (expense) ................................        (10,674)         34,515          45,076         116,910
   Gain on sale of equipment .............................        164,382            --           164,382            --
   Interest expense - affiliate ..........................        (35,871)       (599,643)        (91,547)       (873,625)
   Interest expense ......................................     (1,831,224)       (981,682)     (4,820,702)     (3,040,310)
                                                             ------------    ------------    ------------    ------------
     Total other income (expense), net ...................     (3,333,560)     (1,567,319)    (10,857,925)     (3,828,431)
                                                             ------------    ------------    ------------    ------------

Loss before minority interest and income taxes ...........     (6,152,889)     (1,437,050)    (12,862,938)     (9,180,738)

Minority interest in net loss of consolidated subsidiaries          2,489           8,908           8,908           8,908
                                                             ------------    ------------    ------------    ------------

Loss before provision for income taxes ...................     (6,150,399)     (1,428,142)    (12,854,030)     (9,171,830)
(Provision for)/benefit from income taxes ................         (8,229)       (254,410)        (8,229)        (254,410)
                                                             ------------    ------------    ------------    ------------
Loss from continuing operations ..........................     (6,158,628)     (1,682,552)    (12,862,259)     (9,426,240)
                                                             ------------    ------------    ------------    ------------
Income from discontinued operations ......................           --           120,772            --         2,781,869
                                                             ------------    ------------    ------------    ------------
Net loss .................................................     (6,158,628)     (1,561,780)    (12,862,259)     (6,644,371)
                                                             ------------    ------------    ------------    ------------
Preferred dividends ......................................           --              --              --          (151,875)
                                                             ------------    ------------    ------------    ------------
Net loss attributable to common shareholders .............   $ (6,158,628)   $(1,561,780)    $(12,862,259)   $ (6,796,246)
                                                             ============    ============    ============    ============



Weighted average common shares outstanding
Basic and diluted                                              84,870,755       5,470,350      67,982,782       9,289,850

Earnings (loss) per share

Loss from continuing operations ........................      $    (0.07)   $      (0.01)   $      (0.19)   $      (1.01)
Income (loss) from discontinued operations ...............           --              --              --            0.30
                                                              ------------    ------------    ------------    ------------
Net loss per share - basic and diluted ...................    $    (0.07)   $      (0.01)   $      (0.19)   $      (0.73)
                                                              ============    ============    ============    ============

       The notes to the Condensed Consolidated Financial Statements are an
                       integral part of these statements.




                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007 (UNAUDITED)

                                                               Nine Months Ended Nine Months Ended
                                                              September 30, 2008 September 30, 2007
                                                              ------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss from continuing operations .........................   $(12,862,259)   $ (9,426,240)
   Net income from discontinued operations .....................           --         2,781,869
Adjustments to reconcile net loss to net cash
  provided by (used in) used in operating activities
   Depreciation and amortization ...............................        855,378         (44,857)
   Amortization of intangibles .................................      1,561,305       1,575,000
   Amortization of debt discount and deferred financing costs ..      2,791,256       3,564,105
   Change in fair value of derivatives .........................       (319,829)     (3,405,607)
   Stock based compensation ....................................        370,009       2,314,655
   Beneficial conversion feature on stock ......................           --           151,875
   Gain on sale of discontinued operations .....................           --        (2,494,946)
   Loss on disposal of investments .............................      3,425,068         388,150
   Income from discontinued operations .........................           --          (289,992)
   Accretion of asset retirement obligation ....................           --              --
   Change in minority interest .................................        (20,000)         (8,908)
   Change in assets and liabilities, net of acquisitions
      Accounts receivable ......................................        731,947         (79,636)
      Restricted cash ..........................................        121,779            --
      Prepaid expenses .........................................        871,230         299,769
      Deposits .................................................       (262,600)       (116,475)
      Inventory ................................................      3,938,502       3,698,349
      Costs in excess of earnings ..............................     (1,691,851)     (1,040,307)
      Deferred financing fees ..................................        (99,830)        (84,252)
      Accrued interest .........................................      3,383,958       2,140,681
      Accrued interest - related party .........................         83,332         417,773
      Billings in excess of cost ...............................       (887,671)        338,635
      Accounts payable and accrued expenses ....................      3,091,326         718,865
      Other current liabilities ................................        136,435            --
      Deferred income taxes ....................................        (59,630)           --
      Deferred revenue .........................................     (1,037,327)       (844,526)
      Assets and liabilities of discontinued operations ........           --          (311,192)
                                                                   ------------    ------------
   Net cash provided by (used in) operating activities .........      4,120,528          90,914
                                                                   ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES
   Cash paid for acquisition ...................................        (80,000)           --
   Cash acquired from acquisition ..............................           --           250,000
      Proceeds from the sale of long term investment ...........      1,000,000            --
   Construction in progress ....................................     (4,862,842)       (131,930)
   Investment in unconsolidated subsidiaries ...................           --         1,685,333
   Project development costs ...................................        (90,901)        (58,654)
   Additions to and acquisition of property, plant and equipment     (6,346,132)     (3,857,484)
                                                                   ------------    ------------
   Net cash provided by (used in) investing activities .........    (10,379,875)     (2,112,735)
                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of line of credit .................................     (1,636,765)           --
   Proceeds (repayment) of convertible debentures ..............      2,484,579      (1,673,603)
   Repayment of note payable - affiliate .......................           --           783,576
   Issuance of note payable - affiliate ........................           --           130,000
   Issuance of short term borrowings - affiliate ...............           --         1,820,905
   Repayment of short term borrowings - affiliate ..............     (1,530,849)     (1,069,061)
   Issuance of short term borrowings ...........................           --         5,708,250
   Repayment of short term borrowings ..........................           --        (4,939,947)
   Loan due to an affiliate ....................................           --          (360,400)
   Proceeds from line of credit ................................      9,987,808            --
      Loans to related parties .................................         (3,681)           --
Cash paid to minority shareholders .............................       (820,827)           --
   Proceeds from long term debt ................................        713,582            --
   Repayment of long term debt .................................     (2,880,310)           --
   Repayment of convertible debentures .........................           --              --
                                                                   ------------    ------------
   Net cash provided by (used in) financing activities .........      6,313,537       1,120,521
                                                                   ------------    ------------
   Net increase (decrease) in cash .............................   $     54,190    $   (901,299)
   Cash at beginning of period .................................        486,993       1,638,600
                                                                   ------------    ------------
   Cash at end of period .......................................   $    541,183    $    737,300
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

Effective January 1, 2008, we sold the majority of our interest in GS EnviroServices, Inc. (see Note 7, Discontinued Operations, below). For comparative purposes, the financial results of this business have been deconsolidated from our consolidated financial results for the nine months ended September 30, 2007. The balance sheet has been reclassified to reflect GS EnviroServices as discontinued.

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

We  currently  own  and  operate  six  production  facilities  - four  corn  oil extraction  facilities  based  on  our  patented  and  patent-pending  corn  oil extraction technologies, one biodiesel production facility based on our patent-pending biodiesel production technologies, and one vegetable oilseed crushing facility based on conventional process technology.

Our corn oil extraction facilities are located at existing corn ethanol production facilities, where we extract corn oil from an ethanol co-product called distillers grain. We install our extraction facility, at our expense, at participating host facilities in return for the long-term right (10 years or more) to purchase the extracted corn oil for about 50% of the spot price of diesel fuel. This arrangement benefits both the host and GreenShift. The host benefits because the contract price we pay substantially exceeds the market price for distillers grain. GreenShift benefits because the contract price is substantially lower than the cost of comparable feedstocks for biodiesel production and because indexing our feedstock costs to our offtake markets allows us to hedge our biodiesel production margins.

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

We are currently operating and building facilities that correspond to 20 million gallons per year of corn oil extraction and 10 million gallons per year of biodiesel production capacity, and we are under contract to later expand existing and build new corn oil extraction facilities to extract more than an additional 20 million gallons per year of corn oil, and to increase our oilseed crush capacity to about 16 million gallons per year.

SEGMENT DESCRIPTIONS

The Company's operations during the fiscal quarter ended September 30, 2008 are classified into three reportable business segments: Biofuels Production & Sales, Culinary Oil Production & Sales, and Equipment & Technology Sales. Each of these segments is organized based upon the nature of products and services offered. The Company's remaining operations are aggregated and classified herein as Corporate.

During the year ended December 31, 2007 our discontinued Diversified Environmental Services business was administered by GS EnviroServices, Inc., which company provides a variety of transportation, distribution, recycling, disposal, engineering and remediation services to producers of industrial wastes throughout the northeastern region of the U.S. Effective January 1, 2008, we sold the majority of our interest in GS EnviroServices, Inc. (see Note 6, Discontinued Operations, below). For comparative purposes, the financial results of this business have been deconsolidated from our consolidated financial results for the nine months ended September 30, 2007.

3        GOING CONCERN

The Company had a working capital deficit of $56,299,852 at September 30, 2008, which includes $3,979,437 in purchase obligations, $9,004,018 in amounts due to the prior owners of our oilseed crush facility, $11,977,824 in convertible debt, and $1,572,068 in related party debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Despite their classification as current liabilities, purchase obligations ($3,979,437), to the extent due, are tied to the earnings of the Company's equipment sales business and can only be serviced after the Company's senior secured debt has been serviced; and, the current amounts due to the prior owners of our oilseed crush facility ($9,004,018) have been restructured in the fourth quarter 2008 (See Note 22, Subsequent Events, below) partly into a form of subsidiary stock that will service these amounts exclusively out of the net cash flows (after regular debt service) of our oilseed crush facility. The Company's working capital deficit net of all of the above amounts is $29,766,505.


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

4        SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

As of September 30, 2008, the Company administered its operations through three tier 1 subsidiaries: GS CleanTech Corporation, GS Design, Inc., and GS AgriFuels Corporation. The following is an outline of our organizational structure as of September 30, 2008:

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

All significant intercompany balances and transactions were eliminated in consolidation. The financial statements for the periods ended September 30, 2008 and 2007 have been consolidated to include the accounts of the Company and its subsidiaries.

COST METHOD OF ACCOUNTING FOR UNCONSOLIDATED SUBSIDIARIES

GreenShift accounted for its 10% investment in Sterling Planet, Inc. ("Sterling") under the cost method. On September 10, 2008, the Company entered into Stock Purchase Agreement with Sterling Planet Holdings, Inc. ("Sterling Planet"). Under the Stock Purchase Agreement, the Company agreed to sell the 1,459,854 shares of Sterling Planet which encompassed the 10% investment the Company had in Sterling Planet.

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

CAPITALIZATION PROCEDURES

The Company capitalizes certain expenditures related to development projects. Overhead costs allocable to our biofuels construction projects are capitalized. For the nine months ended September 30, 2008, the Company capitalized $3,482,852 of overhead costs of which $1,088,451 was from stock based compensation.

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

ASSET RETIREMENT OBLIGATIONS

In accordance with SFAS 143, Accounting for Asset Retirement Obligations, the Company recognizes the fair value of the liability for an asset retirement obligation, which is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated or depleted over the useful lives of the respective assets. If the liability is settled for an amount other than the recorded amount, a gain or loss would be recognized at such time.

NET LOSS PER COMMON SHARE

The Company computes its net income or loss per common share under the provisions of SFAS No. 128, "Earnings per Share", whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares if the effect is anti-dilutive. For the years ended September 30, 2008 and 2007, common stock equivalent shares arising from the assumed exercise of options, warrants and debt conversions of convertible debt instruments were excluded from the computation of diluted net loss per share. Potential future dilutive securities include 996,279 outstanding options and warrants, and 37,865,871 shares issuable for the conversion of convertible debentures and 62,800,925 shares issuable after the conversion of the Series B Preferred stock under the employee pool.

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

>>       Valuation of acquired assets
                                       10

>>       Inventory valuation and allowances

>>       Fair value of derivative instruments and related hedged items

>>       Useful lives of property and equipment and intangible assets

>>       Asset retirement obligations

>>       Long-lived asset impairments, including goodwill

>>       Contingencies

>>       Fair value of options and restricted stock granted under our stock-
          based compensation plans

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

Deferred finance costs represent costs paid to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature are reflected as a debt discount. These costs and discounts are amortized over the life of the related debt. Amortization expense related to these costs and discounts were $3,157,312 and $3,564,105 for the nine months ended September 30, 2008 and 2007, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

Certain of the Company's debt and equity instruments include embedded derivatives that require bifurcation from the host contract under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under the provisions of these statements, the Company records the related derivative liabilities at fair value and records the accounting gain or loss resulting from the change in fair values at the end of each reporting period. Change in the derivatives instruments resulted in gain of $319,829 and a gain of $3,405,607 for the nine months ended September 30, 2008 and 2007, respectively.

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

5        STOCKHOLDERS' EQUITY

SERIES A PREFERRED STOCK

Each share of Series A Preferred Stock may be converted by the holder into 0.02 shares of common stock, and the holders have voting privileges of five votes to every one common share issuable upon conversion. At September 30, 2008, there were 0 shares of Series A Preferred Stock issued and outstanding. These shares were originally issued in 2003 and were converted into 25,085 shares of Company common stock during the first quarter 2008.

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into twenty-five shares of common stock. The holders would be entitled to cumulative dividend rights equal to that of twenty-five common shareholders upon the declaration of dividends on common stock, and have voting privileges of one vote to every one common share. At December 31, 2007, there were 151,250 shares of Series B Preferred Stock issued and outstanding. These shares were originally issued in 2003 and were converted into 6,797,633 shares of Company common stock during the first quarter 2008. At September 30, 2008, there were 2,512,037 shares of Series B Preferred Stock issued and outstanding.

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

STOCK COMPENSATION

On February 14, 2008, the Company voted for the creation of an employee pool of certain shares of the Company's preferred stock to be issued to certain employees and consultants. The pool consists of 2,765,333 shares of Company Series B Shares (see above), which shares have a fixed conversion ratio of 1 preferred share to 25 common shares. Of these shares, 353,296 Series B Shares automatically converted upon execution of certain employment and/or consulting agreements into 8,832,391 common shares. The remaining shares will be convertible by the holders on a pro-rated basis in conjunction with the Company's realization of $50,000,000 in EBITDA. The preferred shares were valued using the fair market value of the Company's common stock at grant date based on the total potentially convertible common shares at grant date. The grant date fair value was $6,913,333. Pursuant to the agreements, $883,239 was for prior services of which the Company capitalized $582,050 as overhead related to its projects and recognized $304,017 in stock based compensation. The Company recorded $6,027,266 in deferred stock compensation related to the EBITDA conditions mentioned above that will be amortized over the life of the relevant agreements. The Company has recognized $370,009 in stock based compensation during the nine months ended September 30, 2008.

SERIES E PREFERRED STOCK

On May 15, 2008, the Company issued 20,000 shares of the Company's new Series E Preferred Stock (the "Series E Shares") to the BIG shareholders (See Note 22, Acquisition below), which shares are convertible at a fixed rate of 1 preferred share to 1,000 common shares into a total of 20,000,000 shares of Company common stock; provided, however, that the Series E Shares shall be convertible into Company common shares in proportion to the Company's earnings before interest, taxes, depreciation and amortization and non-cash and non-recurring items ("EBITDA") and will be fully convertible into 20,000,000 common shares on a pro rated basis as the Company achieves $50,000,000 in EBITDA during one year period. The holders would be entitled to cumulative dividend rights equal to that of 1,000 common shareholders upon the declaration of dividends on common stock, and have voting privileges of one vote to every one common share.

6         DISCONTINUED OPERATIONS

TRANSACTIONS RELATING TO GS ENVIROSERVICES

During January 2008, GS EnviroServices redeemed the majority of the Company's stock holdings in GS EnviroServices in return for the reduction of certain Company convertible debts due to YA Global Investments, L.P. ("YAGI"). As of January 25, 2008, the Company held only a minority stake in GS EnviroServices (6,266,667 shares, or about 19%) and ceased consolidating the revenue and earnings of GS EnviroServices effective January 1, 2008. These shares were subsequently liquidated in June 2008. Subsequent to this transaction, Kevin Kreisler, the Company's chairman and chief executive officer resigned from the position of chairman of the GS EnviroServices board of directors. Additional information on these and other subsequent events relevant to GS EnviroServices are provided here:

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

7        DEPOSITS

The Company has security deposits on property leases in the amount of $56,134 and deposits on equipment of $219,000 as of the nine months ended September 30, 2008.

8        RESTRICTED CASH

As of September 30, 2008, the Company had $303,844 in restricted cash. According to the terms of the Line of Credit with American State Bank & Trust Company, a lockbox is used for the collection of payments on Sustainable Systems' accounts receivable. The balance in this account as of September 30, 2008 was $49,223.

In mid-2005, a significant wind storm caused damage to the plant that the Company purchased in October 2005. The Company received insurance proceeds of $82,893 during the year ended December 31, 2005 due to the property losses incurred. The funds were deposited into the Company's account at First Community Bank and are restricted for use in repair and replacement of the damaged property. Restricted cash at First Community Bank was $18,174 as of September 30, 2008.

According to the Credit Agreement with YA Global, GS COES established a lockbox and related blocked account under the credit line whereby collection of payments of GS COES' accounts are remitted to this account. Accordingly, the funds are restricted for use in the construction of the corn oil extraction systems and for repayment of its debt obligation upon default demand by the lender or if certain conditions are met (See Note 11, Financing Arrangements, below). Restricted cash allocated for this purpose was $269 as of September 30, 2008.

Biofuel Industries Group, LLC is obligated to pay for certain road improvements near its facility. These funds are restricted for use in the improvements to the roads. Restricted cash allocated for this purpose was $236,178 as of September 30, 2008.

9         LINES OF CREDIT

Inventory Line of Credit for Culinary Oil Production Facility

In October 2007, Sustainable Systems, LLC, which owns our oilseed crush facility, entered into a Line of Credit with American State Bank. The total amount available under the Line of Credit is $2,225,000. The Line shall bear interest at a rate of 10.25% which is due monthly. The default rate shall be 3% over the note rate. The Line matured on September 1, 2008. The funds will be advanced on a borrowing base certificate as follows: (1) 75% of receivables less than 60 days; (2) 55% of contracted seed price in the house; (3) 75% of oil price as contracted for in the house; and (4) 75% of meal inventory value. The Line has been guaranteed by Sustainable Systems, Inc. and GS AgriFuels. The balance on the line was $89,000 as of September 30, 2008. The line was past due and in default as of September 30, 2008 but was paid off in full on October 6, 2008.

Revolving Line of Credit for Construction of Corn Oil Extraction Facilities

On January 25, 2008, GS COES (Yorkville I), LLC, a subsidiary of the Company, closed on the terms of a Credit Agreement with YA Global Investments, LP ("YAGI"). The Credit Agreement will make funds available to GS COES (Yorkville
I) for the purpose of constructing and installing corn oil extraction facilities based on the Company's patented and patent-pending corn oil extraction technology. The current availability under this line of credit is $10,000,000. The balance on the line of credit was $10,000,000 as of September 30, 2008. Amounts advanced by YAGI to GS COES (Yorkville I), LLC (the "Loans") will be repayable on the following terms:

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

To induce YAGI's entry into the Credit Agreement and in consideration of YAGI's execution of the Restructuring Agreement described below, the Company issued six million shares of its common stock to YAGI valued at $1,080,000. In conjunction with the financing GS COES paid structuring fees of $210,000, legal fees of $150,000, monitoring fees of $175,000, due diligence fees of $35,000 as well as prepaid interest of $250,000. The balance of deferred financing fees was $325,315 at September 30, 2008 after recording $244,685 in amortization of financing fees for the nine months ended September 30, 2008.

Revolving Line of Credit for Biodiesel Production Facility

On January 16, 2008, Biofuel Industries Group, LLC ("BIG"), a newly acquired subsidiary of the Company, restructured its previous line of credit. The total amount available under new revolving line of credit is $1,750,000. The Line shall bear interest at a rate of LIBOR Rate plus two and twenty five hundredths percent per annum and matures on January 11, 2009. The Company owed Citizens Bank $3,043 in payments and the balance on the line was $745,235 as of September 30, 2008.

10       CONVERTIBLE NOTES

On September 4, 2008, the Company's subsidiary, GS CleanTech Corporation, entered into a series of convertible notes totaling $1,734,579. The notes shall bear interest at a rate 15% per annum and mature on December 31, 2010. On February 1, 2009, payments are due at a rate equal to the greater of the interest accrued on the unpaid principal or $100,000 times the principal amount divided by $3,000,000. Beginning July 1, 2009, payments are due based on an eighteen month amortization, with all principal and accrued interest paid on or before December 31, 2010. The notes are convertible into shares of GS CleanTech subsidiary preferred stock (par $0.001) at the closing by GS CleanTech of a planned Preferred Stock Financing at a 15% discount to the final terms of any such Preferred Stock Financing. If any portion of the note is prepaid in cash, GS CleanTech shall pay a 10% redemption premium at the time of redemption. If the Preferred Stock Financing does not close on or before January 1, 2009, the interest and redemption premium will increase to 20%. The balance of the loans was $1,734,579 as of September 30, 2008.

11       FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of September 30, 2008:

Current portion of long term debt:
Note payable from GS AgriFuels to Stillwater ......................................   $ 2,071,886
Purchase obligations from GS AgriFuels to NextGen sellers .........................     3,979,437
Purchase obligations from GS AgriFuels to Sustainable Systems sellers .............     1,900,000
Asset retirement obligation, current ..............................................           277
Note payable to former employee ...................................................       103,684
Current portion of note payable from GS AgriFuels to Sustainable Systems' creditors       126,275
Current portion of installment debt payable from GS AgriFuels .....................       302,079
Vehicle loans and other short term borrowings .....................................       101,863
Mortgages and other term notes ....................................................       968,035
Current portion of notes payable from GreenShift to Bollheimer ....................       240,000
Current portion of convertible notes payable from GS CleanTech ....................       778,193
Unsecured notes payable from GS AgriFuels to Sheridan Electric due March 2010 .....       245,855
                                                                                      -----------
     Total notes payable and short term borrowings ................................   $10,827,584
                                                                                      ===========
Long-term debt, net of current maturities:
Mortgages and other term notes ....................................................   $ 8,207,412
Notes payable from GreenShift to Bollheimer .......................................        80,000
Notes payable from GS AgriFuels to Montana Dept of Agriculture ....................       124,052
Asset retirement obligation .......................................................       184,196
Convertible notes payable from GS CleanTech .......................................       956,386
Installment debt payable from GS AgriFuels to First Community Bank ................       379,724
Notes payable from GS AgriFuels to Great Northern Development .....................       896,532
                                                                                      -----------
     Total long term debt .........................................................   $10,828,302
                                                                                      ===========


Current portion of convertible debentures:
Convertible debentures payable from GS AgriFuels to YAGI, current portion ......................   $  3,000,000
Convertible debenture payable from GS AgriFuels to YAGI issued February 2006 ...................      1,949,631
Convertible debenture payable from GS AgriFuels to YAGI issued June 2006 .......................      5,500,000
Convertible debentures payable from GreenShift to Acutus Capital ...............................        750,000
Convertible debenture payable from GS AgriFuels to Sustainable Systems sellers issued March 2007      3,552,005
Convertible debenture payable from GS AgriFuels to Sustainable Systems sellers issued March 2007      3,552,013
                                                                                                   ------------
     Total current portion of convertible debentures ...........................................   $ 18,303,649
                                                                                                   ============
 Long-term convertible debenture:
Convertible debenture payable from GreenShift to YAGI assumed April 2006 (as amended) ..........   $  2,084,986
Convertible debenture payable from GreenShift to YAGI issued April 2006 (as amended) ...........        336,015
Convertible debenture payable from GreenShift to YAGI issued February 2007 (as amended) ........      1,224,063
Convertible debenture payable from GreenShift to YAGI issued April 2007 (as amended) ...........      2,789,278
Convertible debenture payable from GS AgriFuels to YAGI issued October 2006 (as amended) .......     12,860,000
Less: current portion - convertible debenture payable from GS AgriFuels to YAGI ................     (3,000,000)
Note discounts .................................................................................     (1,207,531)
                                                                                                   ------------
     Total current portion of convertible debentures ...........................................   $ 15,086,810
                                                                                                   ============

The convertible debentures noted above are convertible into the common stock of the following companies:

GreenShift Corporation .........................................................................   $  7,184,341
GS AgriFuels Corporation .......................................................................     27,413,649
                                                                                                   ------------
     Total .....................................................................................   $ 34,597,990
                                                                                                   ============

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) of as of September 30, 2008 and the Company's ability to meet such obligations:

Year                                                   Amount
--------------------------------------------------------------------
2008                                              $       19,995,247
2009                                                      22,625,529
2010                                                       2,676,575
2011                                                       4,569,987
2012 and thereafter                                        6,386,538
                                                  ------------------
Total minimum payments due under current and      $       56,253,876
                                                  ==================
long term obligations

12        NOTES PAYABLE - RELATED PARTIES

On November 9, 2007, the Company and Carbonics Capital Corporation (the Company's former parent) completed a series of transactions that resulted in the assumption by the Company of all of Carbonics' intercompany, affiliate related party notes payable and receivable, all trade payables, and all receivables, but not including all amounts owed by Carbonics to YA Global Investments, LP. In exchange the Company issued to Carbonics a promissory note in the aggregate amount of $2,948,831 (the "Carbonics Note"). The principal and interest on the Carbonics Note, which accrues at the per annum rate of 8%, are due and payable in full on December 31, 2009. During the nine months ended September 30, 2008, the Carbonics Note was reduced by $2,000,000 as a result of the Company's realization during 2007 of impairment charges associated with the Company's NextGen Fuel and Sustainable Systems subsidiaries. The balance owed on the Carbonics Note was $391,123 as of the nine months ended September 30, 2008.

As of September 30, 2008, the Company owed Viridis Capital, LLC $418,592 (the "Viridis Note"). Kevin Kreisler, the sole member of Viridis Capital, is the Chairman and Chief Executive Officer of the Company. The note payable to Viridis shall bear interest at a rate of 10% per year and matures November 8, 2010.

13        DEBT AND PURCHASE OBLIGATIONS

CONVERTIBLE DEBENTURES

Restructuring Agreements with YA Global Investments, LP

Restructuring of Convertible Debentures Previously Issued by GreenShift

In connection with the GS COES (Yorkville I), LLC financing (see Note 10, Lines of Credit, above), the Company and YAGI entered into a Restructuring Agreement. The Restructuring Agreement provided for the exchange of all convertible debentures issued by the Company to YAGI for four amended and restated debentures. However, the principal balance of one of the debentures was reduced by $2,000,000 and the accrued interest was reduced by $1,000,000 pursuant to the stock purchase transaction between the Company and GS EnviroServices, Inc. (see
Note 7, Discontinued Operations). The net aggregate principal amount of the restated debentures was $6,434,341 as of September 30, 2008.

The terms of the amended and restated debentures are:

>> Principal and interest may be converted, at YAGI's option, into shares of Company common stock, at a conversion price of $1.25 per share.

>> On the first business day of each month, the Company must pay $250,000 to YAGI. If the Company fails to make the payment, YAGI shall be entitled to convert that amount of accrued interest and principal into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. If a monthly payment is not made and YAGI does not opt to convert, then the unpaid amount will be added to the amount due on the first day of the following month.

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

Reduction of Debt Payable to Related Parties

Effective March 31, 2008, Carbonics Capital Corporation, an entity that is 80% owned by Viridis Capital, LLC, waived $2,000,000 of notes payable to Carbonics by the Company.

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

As of September 30, 2008, the Company owed Candent Corporation $757,853 (the "Candent Note"). The former president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock held by Candent is in trust for the benefit of its former president. The note payable to Candent shall bear interest at a rate of 10% per year and matures November 8, 2010. Candent is entitled to convert the accrued interest and principal of the Candent Note into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 per share or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion.

NOTES PAYABLE

Stillwater Asset Backed Fund, LP

On October 30, 2006, NextGen Acquisition, Inc., a subsidiary of GS AgriFuels that was formed to facilitate the acquisition of NextGen Fuel Inc., sold to Stillwater Asset-Based Fund, LP a Term Note in the principal amount of $6 million. In conjunction with the financing NextGen Acquisition paid an origination fee of $75,000, prepaid interest of $300,000, legal fees of $35,225, and received net proceeds of $5,589,775. NextGen Acquisition used $4,879,236 of the proceeds to acquire NextGen Fuel, Inc., made a loan totaling $568,958 to GS Design, Inc. (a subsidiary of the Company), and repaid the Company $141,580 for amounts paid by the Company in connection with the NextGen Fuel, Inc. acquisition. The Term Note accrues interest at a rate of 20% per annum. Monthly payments of principal and interest were due beginning February 1, 2007, with a monthly principal amount of at least $300,000 and additional principal payments made as a percentage of cash receipts of NextGen Fuel, Inc. On July 31, 2007, NextGen Acquisition, Inc. entered into Amendment 1 to the Credit Agreement with

Stillwater Asset-Based Fund, LP. According the Amendment, NextGen received an additional principal amount of $555,600. In conjunction with the refinancing, NextGen Acquisition paid a financing fee of $72,880 and legal fees of $24,245, $13,125 of which was paid via $17,500 shares of GS AgriFuels common stock. According to the amended terms, all amounts of principal and interest not previously satisfied will be due on September 30, 2008. Monthly payments have been adjusted as follows: interest only August 2007 payment; September and October 2007 payments would be an amount equal to the applicable Biodiesel Systems Net Revenue Repayment Percentage of 10% (the Biodiesel Systems Net Revenue is a defined term in the relevant agreements and it is defined as gross cash receipts received during the preceding month); November 2007 through January 2008 payments would be an amount equal to the $200,000 plus the applicable Biodiesel Systems Net Revenue Repayment Percentage; and, payments from February 2008 until the Maturity Date would be an amount equal to $300,000 plus the applicable Biodiesel Systems Net Revenue Repayment Percentage with all outstanding obligations due and payable on the final Maturity Date. The obligations of NextGen Acquisition Inc. under the Term Note have been guaranteed by the Company, GS AgriFuels, NextGen Fuel, Inc., and by the following affiliates: Carbonics Capital Corporation, GreenShift Corporation, EcoSystem Corporation, GS Design, Inc., GS Rentals, LLC and Viridis Capital, LLC (the "Guarantors"). Each of the Guarantors has pledged its assets to secure its guaranty. For the nine months September 30, 2008, interest expense of $325,203 for this obligation was incurred. The principal balance of this note at September 30, 2008 was $2,071,886.

Sustainable Systems

Installment Debt Refinancing

In October 2005, prior to becoming a subsidiary of GS AgriFuels, Sustainable Systems and Sheridan Electric Co-op signed an Installment Sale and Purchase Agreement on September 30, 2005 (the "IPSA"). Under the agreement, the Company acquired $1,913,185 of property, plant and equipment by application of $192,286 in deposits paid and the assumption of the repayment obligations due to First Community Bank from Sheridan in the amount of $1,720,899 (the "FCB Note"), which amount was to have been fully paid off or refinanced by Sustainable by the end of the primary term (through October 31, 2006 or the end of any additional option periods) to remove Sheridan as the primary obligor of the amounts due to First Community Bank under the FCB Note (the "IPSA Obligation"). To ensure that Sustainable either pays off or refinances the FCB Note, Sheridan shall continue to hold title to the premises and the real property upon which the Sustainable facility is located. From 2006 to present, and under the terms of the IPSA, Sustainable exercised several letter agreements to extend the refinance period to June 1, 2008. Under the terms of the extension agreement, the Company paid $300,000 as of the March 31, 2008 extension due date. This amount was applied to principal along with the usual monthly payment of the FCB Note. All the terms and conditions under the IPSA remain applicable under the extended refinance periods. The FCB Note is secured by an interest in all the assets of Sustainable including the accounts receivable. The note accrues interest at a variable rate of interest, currently 6.50% per annum. Monthly payments consist of principal and interest and a final payment will be due on September 25, 2013. For the nine months ended September 30, 2008, interest expense of $51,648 for these obligations was incurred. As of September 30, 2008, the total principal balance on FCB Note was $681,806 but the IPSA Obligation had not been fulfilled - that is, while Sustainable's payments to First Community Bank under the FCB Note were current, Sustainable has not paid off or refinanced the FCB Note to remove Sheridan as the primary obligor of the FCB Note. Sheridan issued a notice to this effect and has commenced efforts to enforce its rights under the IPSA. Sustainable has begun to pay First Community Bank off at an increased rate as provided for by the terms of the IPSA. The Company's plan to accelerate Sustainable's compliance with the IPSA Obligation is to facilitate the refinancing of the FCB Note coincident with the completion of the expansion financing for the Sustainable facility.

Term Notes

Sustainable Systems has various notes payable with two other lenders. Sustainable has signed three notes payable with the Montana Department of Agriculture totaling $124,052. These notes were issued by the Montana Agriculture Development Council under Return On Investment Agreements, numbers 0250714, 0350764, and 0450785. A return on investment (ROI) pursuant to these agreements is an award of money with the expectation that all or a part of the money will be repaid after a deferral period. No payments are required, and no interest is accrued during the initial time period. After the deferral period, the award recipient repays the investment plus interest over a remaining period (up to seven years). As of December 31, 2005, all three notes were in the deferral period with expected deferral of interest and payments until February 2006. The deferral periods were subsequently extended and the notes were further modified with regard to interest and subordination (see Note 10). ROI note number 0450785 is secured by a lien on specific equipment including pumps, blending vessels, storage bins and a solvent recovery system. All notes accrue interest at the rate of 3.2% per annum with payments of principal and interest beginning March 6, 2011. The notes are secured by an interest in various equipment including eleven pumps and a solvent recovery system. For the nine months ended September 30, 2008, interest expense of $3,031 for these obligations was incurred and accrued.

Sustainable has signed four notes with Great Northern Development. Three of the notes totaling $402,127 at September 30, 2008 accrue interest at the rate of 6% per annum. The payment terms for the notes are as follows: the $10,504 and $120,121 notes are to be paid off with 180 monthly payments beginning December 15, 2005 with a maturity date of November 15, 2020 and the $271,502 note is to be paid off with 120 monthly payments beginning March 15, 2006 with a maturity date of January 15, 2016; the monthly payments on this note are $1,800 per month from April 2007 to March 2008 and then $3,300 thereafter. The fourth note for $620,680 (as of September 30, 2008) accrues interest at the rate of 5% per annum with payments of principal only through November 2007 and principal and interests payments until the maturity date of November 15, 2010; the monthly payments on this note are $7,500 during 2007, $10,000 during 2008 and $17,302 thereafter. For the nine months ended September 30, 2008, interest expense of $42,734 for these obligations was incurred. The principal balance of these notes at September 30, 2008 was $1,022,807.

On June 4, 2007, Sustainable issued an unsecured promissory note in the amount of $250,000 with Sheridan Electric Co-Op, Inc. in exchange for the same amount of pre-existing accounts payable to the holder (the "Sheridan Note"). The Sheridan Note accrues interest at a rate of 6% per annum. Monthly payments were due in the amount of $1,500 starting June 1, 2007 and shall continue until March 1, 2010 (the "Maturity Date"). Each payment shall first be applied to the accrued interest and then to the principal balance. For the nine months ending September 30, 2008, interest expense of $8,426 for these obligations was incurred. The principal balance of this note at September 30, 2008 was $245,854. Despite the fact that Sustainable was current in all of its payment obligations under the Sheridan Note as of September 30, 2008, Sheridan issued a notice of default and filed suit in an attempt to accelerate payment of the Sheridan Note. The Company intends to facilitate Sustainable's ongoing compliance with the terms of the Sheridan Note and may consider accelerating full payment of the Sheridan Note prior to the stated Maturity Date coincident with the completion of the expansion financing for the Sustainable facility.

Biofuel Industries Group, LLC

Citizens Bank

On September 30, 2008, Biofuels Industries Group, LLC ("BIG") issued a permanent note (the "Permanent Note") in the amount of $7,200,000 with Citizens Bank in exchange for a construction note payable that was executed on January 11, 2007 and was due on September 30, 2008. The Permanent Note accrues interest at a rate equal to LIBOR plus two and twenty five hundredths percent per annum. Monthly payments are due in the amount of $60,000 starting July 31, 2008 and shall continue until September 30, 2013. The Company owed Citizens Bank approximately $114,644 as of September 30, 2008. Each payment shall first be applied against costs and expenses required to be paid under the Permanent Note then to the principal balance. For the nine months ending September 30, 2008, interest expense of $280,672 for these obligations was incurred. The principal balance of the Permanent Note at September 30, 2008 was $7,080,000.

On September 30, 2008, BIG issued a replacement promissory note in the amount of $1,688,700 with Citizens Bank (the "Replacement Note") in exchange for a note payable on January 11, 2009. The Replacement Note accrues interest at a rate equal to the Applicable LIBOR Rate plus two and twenty five hundredths percent per annum. Monthly payments of accrued interest and principal are due starting September 1, 2008 and shall continue until August 31, 2015. Each payment shall first be applied against costs and expenses required to be paid under the Replacement Note then against accrued interest and then to the principal balance. For the nine months ending September 30, 2008, interest expense of $41,863 for these obligations was incurred. The principal balance of the Replacement Note at September 30, 2008 was $1,671,250.

PURCHASE OBLIGATIONS

NextGen Selling Shareholders

On October 30, 2006, a wholly-owned subsidiary of GS AgriFuels purchased 100% of the outstanding capital stock of NextGen Fuel, Inc. The purchase price was $21,204,437, of which $17,000,000 was paid at closing leaving a holdback obligation to the selling shareholders totaling $4,204,437. $3,204,437 of the holdback would be due when NextGen Fuel realized revenue of $7,500,000 subsequent to the acquisition subject to certain working capital adjustments and provided that there are no claims for indemnification or otherwise against the selling shareholders. The remaining $1,000,000 holdback, with interest at 6% per annum, is due to a former sales consultant to NextGen and a selling shareholder subject to the payment by customers for biodiesel production systems totaling forty million gallons per year of production capacity subject to certain working capital adjustments and provided that there are no claims for indemnification. To the extent due, and prior to accounting for any claims for indemnification, the balance of the estimated holdback at September 30, 2008 was $3,979,437.

Sustainable Selling Shareholders

On March 26, 2007, GS AgriFuels purchased the remaining 85% of the outstanding capital stock of Sustainable Systems, Inc. (GS AgriFuels had previously purchased 15% of the capital stock of Sustainable). The purchase price was approximately $12.6 million of which $100,000 was payable at closing, a note was issued for approximately $1.9 million and two $3.55 million debentures were issued to the selling shareholders totaling $9,004,018. The $1.9 million note was to be due upon the completion and commissioning of Sustainable's current plant expansion. The terms of the relevant acquisition agreements are in default and the Company intends to restructure the acquisition agreements given recent events and the impact of the IPSA Obligation. The payment terms of the relevant acquisition agreements are expected to be restructured in the fourth quarter 2008 to provide for payment a form of subsidiary stock that will service any amounts due exclusively out of the net cash flows of the Company's oilseed crush facility after its expansion has been completed. During the fourth quarter of 2008, GS AgriFuels entered into a restructuring agreement with a shareholder of Sustainable (see Note 22, Subsequent Events, below).

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

14        ASSET RETIREMENT OBLIGATION


Pursuant to SFAS 143, Accounting for Asset Retirement Obligations, the Company has recognized the fair value of the asset retirement obligation for the removal of its COES systems. The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value as of September 30, 2008, and the capitalized cost approximated $9184,000. The Company has recognized $334 due to accretion from the acquisition dates. The Company has determined a range of abandonment dates between December 2018 and December 2019 and a total salvage value of $250,000 per system. The following represents the amount of the retirement obligation at the beginning and the nine months ending September 30, 2008:

                                                                       2008
     Beginning balance at January 1                           $          --
     Liabilities incurred during the period                         183,861
     Liabilities settled during the period                               --
     Accretion of interest                                              334
                                                              -------------
     Ending balance at September 30, 2008                     $     184,195

15        EMBEDDED DERIVATIVES

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion features associated with the convertible debentures held by YA Global Investments, LP ("YAGI") are variable and contained an embedded derivative that required bifurcation from their host contracts. The Company recognized the embedded derivatives as a liability at the date the debentures related to YAGI were issued.

During the nine months ended September 30, 2008 and 2007, the change in the fair value of the derivative resulted in a non-cash gain of $319,829 and loss of $3,405,607, respectively. Amortization of the debt discount totaled $1,750,873 for the nine months ended September 30, 2008. As of September 30, 2008, the fair value of the derivative liabilities was $0 since the derivatives were eliminated due to the restructuring of the YAGI debt resulted in the embedded conversion option no longer meeting the bifurcation criteria of SFAS 133. The derivatives were marked to fair market value as of the date of the restructure, January 11, 2008. The change in value was recorded as income and the fair value of the derivative was reclassified against additional paid in capital.

16       COMMITMENTS AND CONTINGENCIES

The Company's subsidiaries, GS AgriFuels Corporation and NextGen Fuel, Inc. are party to the matter entitled O'Brien & Gere Limited, et al v. NextGen Chemical Processors, Inc., et al., which action was filed in the Supreme Court of the State of New York. The verified complaint had sought performance of and damages relating to certain service and related agreements, plus attorney's fees and costs. This matter relates to the provision by plaintiffs of certain engineering services to NextGen Chemical Processors, Inc. ("NCP") during 2005 and 2006. NCP is owned by the former shareholders of the NextGen Fuel, Inc., subsidiary. On September 19, 2007, the Supreme Court of the State of New York dismissed a significant portion of O'Brien & Gere's complaint with prejudice. Management does not believe that there is a reasonable possibility that the claims made against NextGen Fuel by the plaintiffs in this litigation indicate that a material loss has occurred. Accordingly, no accrual has been made in connection with those claims.

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

17       GUARANTY AGREEMENT

On October 31, 2006, the Company guaranteed the 14 month Term Note issued by NextGen Acquisition, Inc., a wholly owned subsidiary of GS AgriFuels Corporation, in the principal amount of $6,000,000 issued to Stillwater Asset-Backed Fund, LP (see Note 13, Debt and Purchase Obligations, above). The balance due to Stillwater at September 30, 2008 was 2,071,886.

Both Viridis Capital, LLC ("Viridis"), the majority shareholder of the Company, and its sole member, Kevin Kreisler, the Company's chairman, have guaranteed nearly all of the Company's senior debt (in the outstanding amount of about $45 million), and Viridis has pledged all of its assets, including its share of Company Series D Preferred Stock (see Note 6, Shareholders Equity, above), to YA Global Investments, LP ("YAGI"), to secure the repayment by the Company of its obligations to YAGI.

18       SEGMENT INFORMATION

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

The Company's operations during the fiscal quarter ended September 30, 2008 are classified into three reportable business segments: Biofuel Production & Sales, Culinary Oil Production & Sales, and Equipment & Technology Sales. Each of these segments is organized based upon the nature of products and services offered. The Company's remaining operations are aggregated and classified herein as Corporate.



Summarized financial information about each segment is provided below:

Nine months                                      Equipment &        Culinary Oil            Biofuel
Ended 9/30/08                   Corporate   Technology Sales  Production & Sales Production & Sales          Total
------------------------------------------------------------------------------------------------------------------

Total revenue              $          --  $       10,065,613  $        7,742,630  $       6,318,419  $  24,126,661
Cost of revenue                   88,968           5,097,031           6,950,383          7,058,033     19,194,414
                           -------------  ------------------  ------------------  -----------------  -------------
   Gross profit                 (88,968)           4,968,582             792,248          (739,614)      4,932,248

Operating expenses             1,718,446           2,260,748             945,842          2,012,225      6,937,261
                           -------------  ------------------  ------------------  -----------------  -------------
   Income (loss)
     from operations         (1,807,414)           2,707,834           (153,594)        (2,751,839)   (2,005,013)

Other income (expense)       (6,055,928)         (2,754,245)           (137,402)        (1,910,350)   (10,857,925)
                           -------------  ------------------  ------------------  -----------------  -------------
   Income (loss)
    before taxes             (7,863,342)         (46,411)            (290,996)          (4,662,189)   (12,862,938)

Minority interest                     --               8,908                  --                 --          8,908
                           -------------  ------------------  ------------------  -----------------  -------------
Taxes                            (4,094)             (1,944)                  --            (2,192)        (8,229)
                           -------------  ------------------  ------------------  -----------------  -------------
Net loss from
continuing operations      $ (7,867,436)  $         (39,447)  $        (290,996)  $     (4,664,381)  $(12,862,259)
                           -------------  ------------------  ------------------  -----------------  -------------
Gain (loss) from,
discontinued operations               --                  --                  --                 --             --

Preferred dividends                   --                  --                  --                 --             --

Net loss                   $ (7,867,436)  $         (39,447)  $        (290,996)  $     (4,664,381)  $(12,862,259)
                           =============  ==================  ==================  =================  =============

Nine months                                      Equipment &        Culinary Oil            Biofuel
Ended 9/30/07                   Corporate   Technology Sales  Production & Sales Production & Sales          Total
------------------------------------------------------------------------------------------------------------------

Total revenue              $          --  $        9,238,804        $  4,206,338       $  501,094     $ 13,946,236
Cost of revenue                       --           7,179,694           4,125,491            434,282     11,739,467
                           -------------  ------------------  ------------------  -----------------  -------------
   Gross profit                       --           2,059,110              80,847             66,812      2,206,769

Operating expenses               176,005           5,245,974             759,138          1,377,959      7,559,076
                           -------------  ------------------  ------------------  -----------------  -------------
 Income (loss)
  from operations              (176,005)         (3,186,864)           (678,291)        (1,311,147)    (5,352,307)

Other income (expense)         (558,038)         (3,556,337)             358,663           (72,719)    (3,828,431)
                           -------------  ------------------  ------------------  -----------------  -------------
   Income (loss)
    before taxes               (734,043)         (6,743,201)           (319,628)        (1,383,867)    (9,180,738)

Minority interest                     --               8,908                  --                 --          8,908
                           -------------  ------------------  ------------------  -----------------  -------------
Taxes                            (1,079)           (253,331)                  --                 --      (254,410)
                           -------------  ------------------  ------------------  -----------------  -------------
Net loss from
continuing operations      $   (735,122)  $      (6,987,623)  $        (319,628)  $     (1,383,867)  $ (9,426,239)
                           -------------  ------------------  ------------------  -----------------  -------------
Gain (loss) from,
discontinued operations        2,781,869                  --                  --                 --      2,781,869

Preferred dividends            (151,875)                  --                  --                 --      (151,875)

Net loss                   $   1,894,872  $      (6,987,623)  $        (319,628)  $     (1,383,867)  $ (6,796,246)
                           =============  ==================  ==================  =================  =============



Three Months                                     Equipment &        Culinary Oil            Biofuel
Ended 9/30/08                   Corporate   Technology Sales  Production & Sales Production & Sales          Total
------------------------------------------------------------------------------------------------------------------

Total revenue              $          --  $        2,313,312  $        1,559,187  $       2,216,255  $   6,088,754
Cost of revenue                   45,308           1,729,355           1,348,654          3,224,318      6,347,635
                           -------------  ------------------  ------------------  -----------------  -------------
   Gross profit                 (45,308)             583,957             210,533        (1,008,063)      (258,881)

Operating expenses               456.931             705,411             363,528          1,034,578      2,560,448
                           -------------  ------------------  ------------------  -----------------  -------------
   Income (loss)
    from operations            (502,239)           (121,454)           (152,995)        (2,042,641)    (2,819,329)

Other income (expense)       (1,537,846)           (806,710)              64,232        (1,053,236)    (3,333,560)
                           -------------  ------------------  ------------------  -----------------  -------------
   Income (loss)
    before taxes             (2,040,085)           (928,164)            (88,763)        (3,095,877)    (6,152,889)

Minority interest                     --               2,489                  --                 --          2,489
                           -------------  ------------------  ------------------  -----------------  -------------
Taxes                            (4,094)             (1,943)                  --            (2,192)        (8,229)
                           -------------  ------------------  ------------------  -----------------  -------------
Net loss from
continuing operations      $ (2,044,179)  $        (927,618)  $         (88,763)  $     (3,098,069)  $ (6,158,629)
                           -------------  ------------------  ------------------  -----------------  -------------
Gain (loss) from,
discontinued operations               --                  --                  --                 --             --

Preferred dividends                   --                  --                  --                 --             --

Net loss                   $ (2,044,179)  $        (927,618)  $         (88,763)  $     (3,098,069)  $ (6,158,629)
                           =============  ==================  ==================  =================  =============

Three Months                                     Equipment &        Culinary Oil            Biofuel
Ended 9/30/07                   Corporate   Technology Sales  Production & Sales Production & Sales          Total
------------------------------------------------------------------------------------------------------------------

Total revenue              $          --  $        8,527,219        $  1,925,249        $  363,156    $ 10,815,624
Cost of revenue                       --           6,998,138           1,816,612            325,430      9,140,180
                           -------------  ------------------  ------------------  -----------------  -------------
   Gross profit                       --           1,529,081             108,637             37,726      1,675,444

Operating expenses                40,196             557,117             292,363            132,100      1,545,174
                           -------------  ------------------  ------------------  -----------------  -------------
   Income (loss)
    from operations             (40,196)            971,964            (183,726)           (94,374)        130,269

Other income (expense)         (332,040)         (1,727,683)              49,673           (80,668)    (1,567,319)
                           -------------  ------------------  ------------------  -----------------  -------------
  Income (loss)
   before taxes                (372,236)           (755,719)           (134,053)          (175,043)    (1,437,050)
Minority interest                     --               8,908                  --                 --          8,908
                           -------------  ------------------  ------------------  -----------------  -------------
Taxes                            (1,079)           (253,331)                  --                 --      (254,410)
                           -------------  ------------------  ------------------  -----------------  -------------
Net loss from
continuing operations      $   (373,315)  $      (1,000,141)  $        (134,053)  $       (175,043)  $ (1,682,551)
                           -------------  ------------------  ------------------  -----------------  -------------
Gain (loss) from,
discontinued operations          120,772                  --                  --                 --        120,772

Preferred dividends                   --                  --                  --                 --             --

Net loss                   $   (252,543)  $      (1,000,141)  $        (134,053)  $       (175,043)  $ (1,561,780)
                           =============  ==================  ==================  =================  =============

19       MINORITY INTEREST

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

In accordance with the completion of the GS AgriFuels Go-Private Transaction (see Note 13, Convertible Debentures), the Company recorded the related obligation to the former minority shareholders of GS AgriFuels of $1,265,762 at December 31, 2007. During the nine months ended September 30, 2008, the Company made payments against this obligation of $833,061, leaving a balance of $432,701 that the Company expects to either cancel or satisfy during 2008.

20       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:
                                                                                       2008                2007
                                                                                ------------      --------------
     Cash paid during the year for the following:
       Interest                                                                 $  1,345,277      $      187,686
       Income taxes                                                                   34,256              12,660
                                                                                ------------      --------------
         Total                                                                  $  2,086,924      $       59,750
                                                                                ============      ==============

     Acquisition of Bollheimer & Associates with debt                                320,000                  --
     Reduction of convertible debentures from disposal of
      investment in GS EnviroServices                                              2,000,000                  --
     Reduction of related party debt and accrued interest from forgiveness         2,827,330                  --
     Acquisition of Biofuel Industries Group, LLC for redeemable
       preferred equity in subsidiary                                              9,000,000                  --
     Common shares issued for deferred financing fees                              1,080,000                  --
     Common shares issued in settlement of debenture                               1,100,000                  --
     Debentures converted into common stock                                          496,558                  --
     Conversion of accrued interest into convertible debt                            891,432                  --
     Reclassification of derivative liability into equity                          6,385,002                  --
     Recognition of deferred compensation from issuance of preferred stock         6,910,568                  --
     Increase in construction in progress through
         amortization of deferred compensation                                     1,085,146                  --
     Issuance of debt and equity for net assets due to Sustainable acquisition            --         12,657,093
     Contribution of capital from debt and accrued interest due to affiliate              --           2,335,856
     Acquisition of equipment and/or vehicles with long-term debt                         --             231,797
     Issuance of Series C Preferred Stock upon conversion                                 --                 100

21       RELATED PARTY TRANSACTIONS

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

On September 10, 2008, the Company entered into Stock Purchase Agreement with Sterling Planet Holdings, Inc. ("Sterling Planet"). Under the Stock Purchase Agreement, the Company agreed to sell the 1,459,854 shares of Sterling Planet which encompassed the 10% investment the Company had in Sterling Planet. The total purchase price for the stock was $1,000,000. The Company had accounted for its investment in Sterling Planet under the cost method. Under this method, the value of the stock was valued on its books at $1,685,333. As a result of the sale, the Company recognized a $685,333 loss on the sale of the stock.

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

ACQUISITION OF BIOFUEL INDUSTRIES GROUP, LLC

Effective May 15, 2008, the Company and Biofuel Industries Group, LLC (d/b/a NextDiesel(TM)) ("BIG") entered into an Exchange Agreement pursuant to which the Company exchanged 20,000,000 common shares and 20,000 preferred shares in return for 100% of the equity of BIG subject to the redemption by BIG of BIG's "Class A Membership Units" for a total of $9 million preferred equity interest with a 12% coupon commencing January 30, 2009 at a rate equal to 30% of BIG's net cash flows (after all operating costs and regular debt payments have been paid) (the "Class A Redemption"). The $9 million preferred equity interest is mandatorily redeemable if it is not paid on or before the twentieth anniversary of closing and is classified as a liability under the provisions of SFAS No. 150. Other terms of the Exchange Agreement are summarized here:

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

>> Guaranty of BIG's Founding Shareholders. BIG's founding shareholders have agreed to keep their personal guaranties of BIG's senior loans in place (the "BIG Loans") in return for a guaranty fee equal to 5% of the balance due under the BIG Loans (the "Guaranty Fee"). The Company has agreed to use its best efforts to refinance the BIG Loans to remove these guaranties on or before the first anniversary of the effective date of the acquisition. If this condition is not satisfied, then the Guaranty Fee shall increase to 7% and BIG shall accelerate and prepay the principal amount of the BIG Loans at the rate of $1,000,000 plus 25% of BIG's net cash flows until paid in full (the "Guaranty Payments"). $58,561 has been accrued as of September 30, 2008.

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

>> Consulting Agreement. BIG's chief executive officer and one of its founding shareholders, Terry Nosan, entered into a consulting agreement with BIG at closing pursuant to Mr. Nosan will provide management services to BIG and the Company for a monthly fee of $12,500. $18,750 has been accrued as of September 30, 2008. Mr. Nosan was also appointed to the Company's board of directors.

>> Creditor Consent. BIG's agreements with its senior creditor, Citizens' Bank, require Citizens' Bank to provide its written consent to change of control transactions. While Citizens' Bank has expressed, through its loan officer, its willingness to issue consent, formal written consent has not yet been issued. Citizens' Bank has the right to declare default under its credit agreements with BIG in the absence of its formal written consent. Based on recent discussions, the Company believes that formal written consent will be provided during the fourth quarter 2008. If Citizens' Bank does not issue its formal written consent as contemplated and instead issues a written objection to the change of control, then the Company may deposit its BIG membership units into an escrow account pending either issuance by Citizens' Bank of formal written consent or the refinancing of the amounts due to Citizens' Bank.

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

                                                Nine months Ended September 30
                                                         2008             2007
                                                ------------------------------

Revenue                                        $  26,114,841   $    13,946,236
Net income (loss) from operations                (3,672,676)       (6,060,735)
Net income (loss) applicable to shareholders    (14,592,741)       (7,447,276)
                                               -------------   ---------------

Basic income (loss) per share                  $      (0.21)   $        (0.80)

22       SUBSEQUENT EVENTS

PURCHASE OBLIGATIONS

Sustainable Selling Shareholders

On March 26, 2007, GS AgriFuels entered into an agreement to purchase certain capital stock of Sustainable Systems, Inc. from Paul Miller, a founding shareholder of Sustainable (the "Miller Purchase Agreement"). The Miller
Purchase Agreement called for $46,448 to be paid at closing, a note for approximately $882,000 and two $1.6 million debentures, totaling $4,228,729. In November 2008, the Company and Miller entered a restructuring agreement (the "Miller Restructuring Agreement") pursuant to which Miller waived all amounts due to him pursuant to the Miller Purchase Agreement totalling 44,511,134 including accrued interest. The Miller Restructuring Agreement also included a term that called for the Company and Miller to use their respective best efforts to restructure GS AgriFuels' March 26, 2007 purchase agreements with the former unaffiliated minority shareholders of Sustainable Systems, Inc., on an equitable basis to facilitate a return on their respective investments out of the cash flows of Sustainable's Culbertson, Montana oilseed crush plant after its expansion has been completed.

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

We  currently  own  and  operate  six  production  facilities  - four  corn  oil extraction  facilities  based  on  our  patented  and  patent-pending  corn  oil extraction technologies, one biodiesel production facility based on our patent-pending biodiesel production technologies, and one vegetable oilseed crushing facility based on conventional process technology.

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

We are currently operating and building facilities that correspond to 20 million gallons per year of corn oil extraction and 10 million gallons per year of biodiesel production capacity, and we are under contract to later expand existing and build new corn oil extraction facilities to extract more than an additional 20 million gallons per year of corn oil, and to increase our oilseed crush capacity to about 16 million gallons per year.

Location                           Technology                 Production Capacity                   Current Status
------------------------------------------------------------------------------------------------------------------
Adrian, Michigan                   Biodiesel Production       10.0 million gallons per year            Operational
Culbertson, Montana                Culinary Oil Production    1.3 million gallons per year             Operational
Oshkosh, Wisconsin                 Corn Oil Extraction        1.3 million gallons per year             Operational
Medina, New York                   Corn Oil Extraction        1.5 million gallons per year             Operational
Marion, Indiana                    Corn Oil Extraction        1.5 million gallons per year             Operational
Riga, Michigan                     Corn Oil Extraction        1.5 million gallons per year             Operational
Albion, Michigan                   Corn Oil Extraction        1.5 million gallons per year     12/08 Commissioning
Richardton, North Dakota           Corn Oil Extraction        1.5 million gallons per year            Construction
Lakota, Iowa                       Corn Oil Extraction        3.0 million gallons per year            Construction
Fulton, New York                   Corn Oil Extraction        3.0 million gallons per year            Construction
Milton, Wisconsin                  Corn Oil Extraction        1.5 million gallons per year            Construction
Adams, Nebraska                    Corn Oil Extraction        1.5 million gallons per year            Construction
Concordia, Kansas                  Corn Oil Extraction        3.0 million gallons per year       Pending Financing

Executive Summary

During the nine months ended September 30, 2008, we produced and sold about 1,054,000 gallons of corn oil and waste animal fat derived biodiesel to clients for use instead of diesel fuel, about 273,000 gallons of corn oil, about 688,477 gallons of culinary oils and about 5,750 tons of animal feed. We also manufactured biodiesel refining and other custom equipment for third party clients during the nine months ended September 30, 2008.

Highlights for the nine months ended September 30, 2008 are as follows:

>> Our total revenues were $24,126,662 as compared to $13,946,236 in revenues for 2007;

>> Our operating loss was $(2,005,013) as compared to an operating loss of $(5,352,307) for the same period in 2007;

>> Our EBITDA was $1,096,289 as compared to EBITDA of $(965,121) for the same period in 2007; and,

>>   We reduced debt by $6,603,334.

Plan of Operations

Biofuel Production Activities

We commenced production at our Adrian, Michigan-based biodiesel refinery on May 15, 2008 with a fuel mix refined from corn oil extracted from our off-site extraction facilities and conventionally available waste fats, oils and greases.

In the first quarter 2008 and the first half of the second quarter 2008, we sold corn oil to third parties for use as a feedstock in biodiesel production. By internalizing biodiesel production capacity in the second half of the second quarter, we were able to directly refine the corn oil we produced into biodiesel which we then sold for increased rates and at enhanced margins as compared to corn oil alone.

We also purchased and refined choice white grease (pork fat) into biodiesel during the second half of the second quarter and the first third of the third quarter, an activity made possible only by the fact that our current annualized biodiesel production capacity is greater than our current corn oil extraction capacity. While this practice can allow us to generate incremental additional cash flows on significantly increased sales, the contribution of conventionally available waste fats, oils and greases to cash and earnings is subject to the volatility inherent in the relevant commodities markets.

During the latter half of the second quarter 2008, conventionally available animal fat constituted about 70% of our feedstock mix but the associated gross margins deteriorated rapidly in June and July 2008 due to record spikes in the associated commodity prices. This dynamic reduced the positive contribution of choice white grease to our cash flows during June and July 2008. Despite the strain on our liquidity, we continued to purchase choice white grease during this time frame to satisfy pre-existing contractual commitments for biodiesel. We thereafter ceased this activity in August 2008 and we scaled our biodiesel production operations back to match the rate of our corn oil production, which is currently a fraction of our biodiesel production capacity. This rate of production is sub-optimal and less than the minimum required for our biodiesel refinery to generate positive operating income.

GreenShift's business model is designed to avoid commodity risk by obtaining large quantities of hedged feedstock initially through the use of its corn oil extraction technologies. Given this and the negative movement of the commodity markets during the third quarter, we elected not to use our capital to purchase sufficient quantities of conventional feedstocks to operate our biodiesel refinery at capacity, and we committed all of our available resources to the construction and commissioning of our third, fourth and fifth corn oil extraction facilities.

We are operating four corn oil extraction facilities today and our current construction schedule calls for the installation of another facility prior to year end, and another nine extraction facilities and a 10 million gallon per year expansion to our biodiesel refinery during 2009.

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

While revenues in this segment can be expected to rise significantly after we complete the expansion, the financing for the expansion project has been delayed. We are currently awaiting final approval of a government-backed loan guaranty for the financing we have sourced for the completion of the expansion. While there can be no assurances in this regard, we expect to receive this approval this year. The expansion can be expected to be completed within approximately nine months after the successful completion of a cost-effective financing for this project.

Equipment & Technology Sales

Revenues from our equipment sales activities decreased during the third quarter 2008 as compared to the second quarter 2008. Equipment sales are expected to decrease during the fourth quarter 2008 and will thereafter remain episodic and dependent on our clients' ability to obtain financing. While we are party to a number of agreements to design, build and commission biofuels production equipment and facilities for several domestic third party clients, the volatility in the commodity markets has made financing very difficult to obtain for clients that lack a robust feedstock and risk management strategy.

Results of Operations

The following table sets forth, for the periods presented, revenues, expenses and net income in our condensed consolidated statement of operations, as well as other key financial and operating data:

                                                          Three Months Ended September 30   Nine months Ended September 30
                                                          -------------------------------  ------------------------------
                                                                    2008           2007            2008            2007
                                                             ------------    -----------    ------------    ------------
Summary Statement of Operations:
Revenue ..................................................   $  6,088,754    $ 10,815,623    $ 24,126,662    $ 13,946,236
Cost of revenues .........................................      6,347,635       9,140,180      19,194,414      11,739,467
                                                             ------------    ------------    ------------    ------------
  Gross profit ...........................................       (258,881)      1,675,443       4,932,248       2,206,769

Selling, general and administrative expenses .............      2,560,448       1,545,174       6,937,261       7,559,076
                                                             ------------    ------------    ------------    ------------
   Income (loss) from operations .........................     (2,819,329)        130,269      (2,005,013)     (5,352,307)

Other income (expense), net ..............................     (3,333,560)     (1,567,319)    (10,857,925)     (3,828,431)
                                                             ------------    ------------    ------------    ------------
   Lossbefore minority interest and taxes ................     (6,152,889)     (1,437,050)    (12,862,938)     (9,180,738)

Minority interest in net loss of consolidated subsidiaries          2,489           8,908           8,908           8,908
(Provision for) benefit from income taxes ................         (8,229)       (254,410)         (8,229)       (254,410)
Income from discontinued operations ......................           --           120,772            --         2,781,869
Preferred dividends ......................................           --              --              --           151,875
                                                             ------------    ------------    ------------    ------------
   Net loss ..............................................   $ (6,158,628)   $ (1,561,780)  $ (12,862,259)  $   (6,796,246)
                                                             ============    ============    ============     ============


Other financial data:
Net cash flows (used in) provided by operating activities                                      4,120,528          90,914
Net cash flows (used in) provided by investing activities                                    (10,379,875)     (2,112,735)
Net cash flow (used in) provided by financing activities .                                     6,313,537       1,120,521
   Net (decrease) increase in cash and cash equivalents ..                                       (54,190)       (901,299)

Other non-GAAP financial performance data:
EBITDA ...................................................   $(1,532,404)    $  4,175,173$     1,096,289    $   (965,121)

Operating data:
Corn oil extracted (gallons) .............................        461,282            --           934,142            --
Biodiesel produced (gallons) .............................        511,935            --         1,605,693            --
Average gross price of biodiesel sold per gallon ($) .....   $       4.55    $       --      $       4.38   $        --

Culinary oils produced (gallons) .........................         71,393         103,609         688,477         809,342
Animal feed produced (tons) ..............................            543             730           5,750           7,222

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

The Company produced an adjusted EBITDA of $1,096 289 during the nine months ended September 30, 2008. To clarify the effect of these one-time charges and financing charges on the Company's results, the following table reconciles the Company's net loss on an unconsolidated basis with adjusted EBITDA (a non-GAAP measure of performance):


                                                                    Three Months Ended               Nine Months Ended
                                                                9/30/08        9/30/07         9/30/08         9/30/07
                                                          ------------------------------------------------------------
Net income (loss) .....................................   $ (6,158,628)   $ (1,561,780)   $(12,862,259)   $ (6,796,246)

Adjustments to net income (loss) from operations:
   Interest expense ...................................      1,867,095       1,589,051       4,912,249       3,913,935
   Depreciation .......................................        473,362          60,894         838,740          78,959
Amortization of intangibles ...........................        525,000         523,399       1,575,000       1,575,000
   Amortization of debt discount and deferred financing      1,042,257       3,564,105       3,157,312       3,564,105

EBITDA before non-recurring items .....................     (2,250,914)      4,175,670      (2,378,959)      2,335,753

   Gain/loss on fair market value of derivatives .....            --          (526,389)       (319,829)     (3,405,607)
   Stock based compensation ...........................         33,176         226,592         370,009       2,314,655
   Loss on disposal of investment .....................        685,333         420,072       3,425,068         420,072
   Preferred dividends ................................           --              --              --           151,875
   Gain from discontinued operations ..................           --              --              --        (2,494,946)

Taxes
                                                                 8,229         254,410           8,229         254,410
   Other non-recurring equity, restructuring
     and consolidation (income) expense, net ..........           --          (120,772)           --          (286,923)
                                                          ------------    ------------    ------------    ------------

Adjusted EBITDA .......................................   $ (1,524,175)   $  4,429,583    $  1,104,518    $   (710,711)
                                                          ============    ============    ============    ============

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues

Total revenues for the three months ended September 30, 2008 were $6,088,754 representing a decrease of $4,726,869, or 43.7%, over the three months ended September 30, 2007 revenues of $10,815,623. Revenue for the three months ended September 30, 2008 included:

>>       $2,216,255 in biofuel sales;

>>       $1,559,187 in culinary oil sales; and,

>>       $2,313,311 in equipment and technology sales.

In the comparable period of last year, our revenues were comprised of $363,156 from the sales of biofuels, $1,925,249 from sales of culinary oils, and $8,527,219 from sales of equipment and technology.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2008 were $6,347,635, or 104 % of revenue compared to $9,140,180 or 85% of revenue for the same period in 2007.

During the three months ended September 30, 2008, the Company's biofuel production costs of revenue were $3,224,318 as compared to $325,430 for the same period in 2007, and were attributable to costs associated with feedstock and other raw material purchases, transportation and maintenance. Cost of revenues for the Company's oilseed crush facility, which was acquired in March 2007, were $1,348,654 for the three months ended September 30, 2007 as compared to $1,816,612 for the three months ended September 30, 2007 and were primarily attributable to oilseed purchases and direct labor. Cost of revenue for our equipment and technology sales business were $1,729,356 for the three months ended September 30, 2008 as compared to $6,998,138 for the same period in 2007. This increase was attributable to the increased costs associated with increased sales of equipment to third party clients. Cost of revenues for the Company's corporate office was $45,308 as compared to $0 for the same period in 2007 and were attributable to corn oil royalties.

Included within cost of revenue is depreciation and amortization expense of $473,362 and $60,894 for the three months ended September 30, 2008, and 2007, respectively. Depreciation and amortization expense increased by $412,468 over the same period in 2007.

Gross Profit

Gross profit for three months ended September 30, 2008 was $(258,881), representing a gross margin of 4.3%. This compared to $1,675,443, or 15.0%, in the comparable period of the prior year. The decrease in margin as a percentage of sales was primarily due to the Company's increased equipment and technology sales realized during the prior period.

Operating Expenses

Operating expenses for the three months ended September 30, 2008 were $2,560,448 compared to $1,545,174 for the same period in 2007. Included in the three months ended September 30, 2008 was $33,176 in stock-based compensation as compared to $226,592 for the three months ended September 30, 2007. The increase in operating expenses was primarily due to the Company's changed business operations during 2008 as compared to 2007.

Management believes that selling, general and administrative expenses over the next reporting period will be reduced as a percent of revenue as our biofuels and culinary oil production segments continue to grow.

Interest Expense

Interest expense for the three months ended September 30, 2008 was $1,867,095 representing an increase of $278,043 from $1,589,051 for the same period in 2007. This increase was mostly due to the debt service of the debt financing associated with the construction of the Company's various extraction facilities.

Expenses Associated with Derivative Instruments

Gain from the change in the fair market value of derivative liabilities was $0 for the three months ended September 30, 2008 compared with a gain of $526,389 for the three months ended September 30, 2007. Amortization of deferred financing costs and debt discounts was $1,042,257 and $650,828, respectively.

Net Income or Loss

Net loss from continuing operations for the three months ended September 30, 2008, was $6,150,399 as compared to a loss of $1,428,142 from the same period in 2007. Income for discontinued operations was $0 for the three months ended September 30, 2008 as compared to $120,772 for the three months ended September 30, 2007. Net loss for the three months ended September 30, 2008, was $6,158,628 as compared to a loss of $1,561,780 from the same period in 2007.

Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007

Revenues

Total revenues for the nine months ended September 30, 2008 were $24,126,662, representing an increase of $10,180,426, or 73%, over the nine months ended September 30, 2007 revenues of $13,946,236. Revenue for the nine months ended September 30, 2008 included:

>>       $6,318,419 in biofuel sales;

>>       $7,742,630 in culinary oil sales; and,

>>       $10,065,613 in equipment and technology sales.

In the comparable period of last year, our revenues were comprised of $501,094 from the sales of biofuels, $4,206,338 from sales of culinary oils, and $9,238,804 from sales of equipment and technology.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2008 were $19,194,414, 79.6% of revenue compared to $11,739,467, or 84.2% of revenue for the same period in 2007.

During the nine months ended September 30, 2008, the Company's biofuel production costs of revenue were $7,058,033 as compared to $434,282 for the same period in 2007, and were attributable to costs associated with feedstock and other raw material purchases, transportation and maintenance. Cost of revenues for the Company's oilseed crush facility, which was acquired in March 2007, were $6,950,383 for the nine months ended September 30, 2007 as compared to $4,125,491 for the nine months ended September 30, 2007 and were primarily attributable to oilseed purchases and direct labor. Cost of revenue for our equipment and technology sales business were $5,097,031 for the nine months ended September 30, 2008 as compared to $7,179,694 for the same period in 2007. This increase was attributable to the increased costs associated with increased sales of equipment to third party clients. Cost of revenues for the Company's corporate office was $88,968 as compared to $0 for the same period in 2007 and were attributable to corn oil royalties.

Included within cost of revenue is depreciation and amortization expense of $838,740 and $78,959 for the nine months ended September 30, 2008, and 2007, respectively. Depreciation and amortization expense increased by $759,781 over the same period in 2007.

Gross Profit

Gross profit for nine months ended September 30, 2008 was $4,932,248, representing a gross margin of 20.4%. This compared to $2,206,769, or 15.8%, in the comparable period of the prior year. The increase in margin as a percentage of sales was primarily due to the Company's increased equipment and technology sales realized during the quarter.

Operating Expenses

Operating expenses for the nine months ended September 30, 2008 were $4,812,733 compared to $7,559,076 for the same period in 2007. Included in the nine months ended September 30, 2008 was $370,009 in stock-based compensation as compared to $2,314,655 for the nine months ended September 30, 2007. The decrease in operating expenses was primarily due to the Company's changed business operations during 2008 as compared to 2007.

Management believes that selling, general and administrative expenses over the next reporting period will be reduced as a percent of revenue as our biofuels and culinary oil production segments continue to grow.

Interest Expense

Interest expense for the nine months ended September 30, 2008 was $4,912,249 representing an increase of $998,314 from $3,913,935 for the same period in 2007. This increase was mostly due to the debt service of the debt financing associated with the construction of the Company's various extraction facilities.

Expenses Associated with Derivative Instruments

Gain from the change in the fair market value of derivative liabilities was $319,829 for the nine months ended September 30, 2008 compared with a gain of $3,405,607 for the nine months ended September 30, 2007. Amortization of deferred financing costs and debt discounts was $3,157,312 and $3,564,105, respectively.

Net Income or Loss

Net loss from continuing operations for the nine months ended September 30, 2008, was $12,854,030 as compared to a loss of $9,171,380 from the same period in 2007. Income for discontinued operations was $0 for the nine months ended September 30, 2008 as compared to $2,781,869 for the nine months ended September 30, 2007. There were no preferred dividends for the nine months ended September 30, 2008 as compared to preferred dividends of $151,875 for the nine months ended September 30, 2007. Net loss attributable to common shareholders for the nine months ended September 30, 2008, was $12,862,259 as compared to a loss of $6,796,246 from the same period in 2007.

Profitability

After accounting for the non-recurring loss realized on disposal of the Company's investment in Sterling Planet, our Other Income (Expense) for the three months ended September 30, 2008 was about $2,648,000, or about $10,592,000 on an annualized basis. Most of this amount is attributable to recurring non-cash items such as amortization (about $6,270,000 per year) and interest accruals (about $19,650 per year), and about $1,381,108 per year corresponds to interest payable on an ongoing current basis in cash.

We are focused on the elimination of our net losses and transitioning to profitability and we plan to achieve this goal by commissioning as many corn oil extraction facilities as possible as soon as possible. Combined, seven corn oil extraction facilities will produce more than 10 million gallons per year of corn oil. At current market prices, extracting and refining 10 million gallons per year of corn oil into biodiesel will produce about $1.00 per gallon, or about $10,000,000 per year, in operating income. Achieving break-even profitability at current market prices will require us to successfully commission eight corn oil extraction facilities.

Our plan is to maximize profitability through realization of the following key goals:

>>   Financing, Construction and Operation of Corn Oil Extraction Facilities

The highest and best use of our resources and our primary objective is to get as many corn oil extraction systems installed in as many corn ethanol facilities as possible, as quickly as possible. Moreover, we have seen increased activity in our sales pipelines for additional corn oil extraction contracts and we plan to add significantly to our backlog during 2009.

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

>>       Financing and Expansion of Our Oilseed Crush Expansion

          We have entered into construction agreements to expand the capacity of our oilseed crush facility from 1.3 million gallons per year to more than 16 million gallons per year of crush capacity. Once completed, we intend to reinvest the net cash after debt service produced by this facility into the continued growth of this division, the execution of our corn oil extraction model, and the development of additional feedstock options for our biodiesel production facilities. Our longer term expectations for this facility involve the integration of new technologies to produce additional food and biofuel products.

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

DERIVATIVE LIABILITIES

          As of September 30, 2008, the Company and its subsidiaries had several convertible debentures due. The conversion feature on these debentures was variable based on trailing market prices and therefore contained an embedded derivative. We valued the conversion feature at the time of issuance using the Black-Scholes Model and recorded a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The derivative liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, as well as the stock of our subsidiaries, the change in the derivative liability and the resulting gain or loss is usually material to our results.

          The principal amount on our convertible debentures was $34,597,990 as of September 30, 2008 and the unamortized note discount was $1,207,531. For the nine months ended September 30, 2008, we recognized interest expense for accretion of the debt discount of $1,750,873 and a gain for the change in fair value of the derivative of $319,829 for these debentures. The total derivative liability as of September 30, 2008 was $0 as the derivative feature was eliminated when the YA Global debentures were restructured and a fixed conversion price was put in place.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Balances

          As of September 30, 2008, we had a cash balance of $541,183, down from a balance of $737,301 at September 30, 2007. This net cash is summarized below and discussed in more detail in the subsequent sub-sections:

>>   Operating   Activities   $4,120,528  of  net  cash  provided  by  operating
     activities primarily deriving from sales of equipment and technology and from biofuel sales.

>> Investing Activities $10,379,875 of net cash used in investing activities mainly for the construction of our corn oil extraction facilities and the purchase of equipment for our biodiesel facility.

>>   Financing   Activities   $6,313,537  of  net  cash  provided  by  financing
     activities.

Current and Prior Year Activity

Our primary source of liquidity is cash generated from operations and proceeds from issuance of debt and common stock. For the nine months ended September 30, 2008, net cash provided by our operating activities was $4,120,528 as compared to the net cash provided by our operating activities of $90,914 for the nine months ended September 30, 2007.

Our financial position and liquidity are, and will be, influenced by a variety of factors, including our ability to generate cash flows from operations; the level of our outstanding indebtedness and the interest we are obligated to pay on this indebtedness; and, our capital expenditure requirements, which consist primarily of facility construction and the purchase of equipment.

The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At September 30, 2008, accounts receivable, net of allowance for doubtful accounts, totaled $705,200 and inventories totaled $2,314,498. Accounts payable and accrued expenses totaled $13,851,984.

For the nine months ended September 30, 2008, we used $10,379,875 in investing activities as compared to $2,112,735 used in investing activities for the nine months ended September 30, 2007, and financing activities provided $6,313,537 in cash as compared to $1,120,521 in cash used by financing activities during September 30, 2007.

The Company had a working capital deficit of $56,299,852 at September 30, 2008, which includes $3,979,437 in purchase obligations, $9,004,018 in amounts due to the prior owners of our oilseed crush facility, including $7,104,018 convertible into common stock, $11,977,824 in other convertible debt, and $1,572,068 in related party debt. Despite their classification as current liabilities the $3,979,437 in purchase obligations, to the extent due, are tied to the earnings of the Company's equipment sales business and can only be serviced after the Company's senior secured debt has been serviced; and, the notes payable to the prior owners of our oilseed crush facility ($9,004,018) are expected to be restructured in the fourth quarter 2008 to service these amounts exclusively out of the net cash flows (after regular debt service) of our oilseed crush facility. The Company's working capital deficit net of all of these amounts would be $29,766,505.

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

Cash Flows Provided By Operating Activities

Among our current and known sources of operating cash flows are our four existing corn oil extraction facilities and our biodiesel facility in Adrian, Michigan. Notwithstanding any contributions to our cash flows from our equipment or culinary oil sales, or from refining and selling conventional waste fat derived biodiesel, refining the oil extracted by five extraction facilities into biodiesel is expected to provide sufficient cash to cover all of our regular debt service and operational needs for the foreseeable future.

Cash Flows Provided By Financing Activities

At the present time, the Company's existing sources of financing include its $10 million revolving credit facility, the proceeds of which were used for the construction of the Company's corn oil extraction facilities and general working capital purposes related to those efforts, its $1,750,000 working capital line of credit, the proceeds of which are to be used for the purchase of raw materials for the Company's biodiesel production facility, and its $1,688,500 term loan, the proceeds of which are to be used for the purchase and installation of equipment at the Company's biodiesel production facility.

We require significant new equity and debt financing to accelerate the completion of our contracted corn oil extraction, biodiesel production and oilseed crush projects. We expect to complete additional financing for this purpose during the fourth quarter 2008.

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

Contractual Commitments

Our material contractual obligations are composed of construction commitments for plants being built for our own use, construction commitments for plants being built for outside parties, repayment of amounts borrowed through our convertible debentures and other notes payable. The following schedule summarizes our contractual obligations as of September 30, 2008. Our obligations are likely to increase significantly as we enter into agreements in connection with the construction of additional corn oil extraction facilities, GreenShift-owned biodiesel facilities, and or oilseed crush expansion project:

                                                                                                            2012 and
                                                         2008          2009         2010          2011     Thereafter        Total
                                                   ----------   -----------  -----------     ----------   -----------  -----------
Current convertible debt obligations (1)(3) ... $   3,750,000   $ 7,449,631          --     $      --     $      --     $11,199,631
Current note payable obligations (2) ..........     3,077,319       552,758          --            --            --       3,630,077
Other current obligations .....................           277        18,420          --            --            --          18,697
Long term convertible debt obligations, net (3)          --      12,860,000          --       3,434,341          --      16,294,341
Long term note payable obligations, net .......          --       1,744,721     1,501,769     1,117,226     6,257,602    10,621,317
Convertible purchase obligations (4) ..........     7,104,018          --            --            --            --       7,104,018
Other purchase obligations (5) ................     5,879,437          --            --            --            --       5,879,437
Other obligations .............................       184,196          --       1,174,806        18,420       128,936     1,506,358

Total obligations .............................   $19,995,247   $22,625,529   $ 2,676,575   $ 4,569,987   $ 6,386,538   $56,503,876

-----------

(1) Current convertible debt obligations represents amounts due to third parties but that are payable in the form of either GreenShift Corporation common stock or GS AgriFuels Corporation common stock. The terms of the Company's convertible debt do not generally require regular principal or interest payments in cash. The amount due at September 30, 2008 was $7,184,341, and was reduced by $116,000 from conversions for the three months ended September 30, 2008 and a new debenture for $250,000 was added during the nine months ended September 30, 2008.

(2) Current note payable obligations included $2,071,886 at September 30, 2008 due to Stillwater Asset Backed Fund, L.P., the proceeds of which were used to complete the Company's 2006 acquisition of NextGen Fuel, Inc. The Company primarily services this obligation out of its equipment and technology sales cash flows and it has been reduced to $2,071,886 as of September 30, 2008. The Company expects this obligation to be paid in full during 2008.

(3) Current and long term convertible debt obligations include $6,434,341 and $20,309,631 due from GreenShift and GS AgriFuels, respectively, to YA Global Investments, L.P. ("YAGI"). These amounts are collectively reduced by applicable debt discounts of $1,207,530. Debt discounts are applied under U.S. GAAP and represent additional value given to the holders of the debentures (in excess of the face value of the debentures) due to embedded derivative securities contained within the conversion feature of the debt. The amount due from GreenShift and GS AgriFuels were reduced by $2,000,000 and $1,000,000, respectively, during the nine months ended September 30, 2008. The Company intends to payoff and refinance the substantial majority of its convertible debt due to YAGI during 2008 and 2009 in conjunction with expected increases in the Company's cash flows from its biofuel production and other operations.

(4) Purchase obligations pertain to the 2007 acquisition by GS AgriFuels of Sustainable Systems, Inc., the holding company for our oilseed crush facility. These amounts include $7,104,018 in GS AgriFuels current convertible debentures payable and $1,900,000 in notes payable to the prior owners of our oilseed crush facility (see Note 5 to the Condensed Consolidated Financial Statements). The Company expects to restructure the terms and conditions of the relevant purchase agreements for its oilseed crush facility to provide for the payment of the purchase price exclusively out of this facility's cash flows after its expansion project is complete.

(5) Other purchase obligations at September 30, 2008 include $3,979,437 relating to GS AgriFuels' 2006 acquisition of NextGen Fuel, Inc., which obligations are potentially subject to adjustment by the terms of the relevant acquisition agreements and, to the extent due, may only be serviced by the Company after the Company has serviced and remains in continuing compliance with its senior debt obligations (See Note 4 to the Condensed Consolidated Financial Statements).

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

The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in its reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The Company's internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements in conformity with GAAP. Management determined that at September 30, 2008, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S.
GAAP) that are commensurate with the Company's financial reporting requirements. Contributing to this lack of sufficient resources was the large number of non-recurring transactions completed during the fourth quarter of 2007 and first quarter of 2008. This caused the Company to take the following actions. These actions included (i) appointing a new Chief Financial Officer with substantial public company business management, governance and financial experience, (ii) supplementing existing resources with technically qualified third party consultants and (iii) performing additional procedures and reviews.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $12,862,259 for the nine months ended September 30, 2008. As of September 30, 2008 the Company had $541,183 in cash, and current liabilities exceeded current assets by $56,299,852 which included $3,979,437 in purchase obligations, $9,004,018 in amounts due to the prior owners of our oilseed crush facility (including $7,104,018 in convertible debt), $11,977,824 in other convertible debt and $1,572,068 in related party debt. None of these items are required to be serviced out of the Company's regular cash flows and the Company's working capital deficit net of these amounts is $29,766,505. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

As of September 30, 2008, we had approximately 124 full time equivalent employees. The number of individuals with experience in biofuels production is considerably smaller than the number of jobs available for such individuals. We will have to offer substantial incentives in order to obtain the services of individuals with useful experience in the production of biodiesel and ethanol. As a result, our labor costs may be greater than they would be in a less dynamic industry. On the other hand, if we are unable to employ the qualified individuals that we will need, our business may fail.

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

As of September 30, 2008, we had approximately $56,000,000 in total debt. Our ability to incur additional debt could adversely affect our business and restrict our operating flexibility. We face several risks relating to our need to complete additional financings in the future. We must satisfy the closing conditions for each drawdown of our $10,000,000 construction credit facility. We must also secure additional financing to build our planned corn oil extraction and biodiesel production facilities. We anticipate that 50,000,000 gallons per year of extraction and biodiesel production will cost approximately $150,000,000 to build. However, there can be no assurances that costs may not be greater depending on site conditions, costs of materials, labor costs, engineering and design changes and other potential cost and integration overruns. The financing may consist of debt but may also consist of common or preferred equity, project financing or a combination of these financing techniques. Additional debt will increase our leverage and interest expense and will likely be secured by certain of our assets; additional equity or equity-linked financings may have a dilutive effect on our equity and equity-linked securities holders. It is likely that the terms of any project financing would include customary financial and other covenants on our project subsidiaries, including restrictions on the ability to make distributions to the parent company, to guarantee the debts of the parent company and to incur liens on the refineries of such project subsidiaries, among others.

If our cash flow proves inadequate to service our debt and provide for our other obligations, we may be required to refinance all or a portion of our existing and future debt at terms unfavorable to us.

Our ability to make payments on and refinance our debt and to fund our operations and capital expenditures will depend on our ability to generate substantial operating cash flow. If our cash flows prove inadequate to meet our debt service obligations, in the future, we may be required to refinance all or a portion of our existing or future debt, to sell assets or to obtain additional financing. We cannot assure you that any such refinancing or that any such sale of assets or additional financing would be possible on favorable terms, or at all. If we raise additional equity or equity-related securities in the future, it may be dilutive to holders of our common stock.

Future sales of shares of our common stock or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock, the value of our debt securities and our ability to raise funds in new equity offerings.

We may issue additional common stock, preferred stock or securities convertible into or exchangeable for common stock, in the future. Future sales of substantial amounts of our common stock or equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and the value of our debt securities and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock or the value of our debt securities.

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

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time during the nine months ended September 30, 2008 the Company issued a total of 6,168,833 shares to YA Global Investments, LP upon its partial conversion of a convertible debenture in the aggregate amount of $399,600. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to an entity whose principals had access to detailed information about the Company and were acquiring the shares for the entity's own account. There were no underwriters.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5   OTHER INFORMATION

None.

ITEM 6   EXHIBITS

The following are exhibits filed as part of GreenShift's Form 10QSB for the quarter ended September 30, 2008:

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


GREENSHIFT CORPORATION

By:

              /S/       KEVIN KREISLER
              -----------------------------
                        KEVIN KREISLER
                        Chief Executive Officer

             /S/        EDWARD R. CARROLL
             ------------------------------
                        EDWARD R. CARROLL
                        Chief Financial and Accounting Officer


Date:         November 19, 2008