Form 10-Q/A
period 2008-09-30
GREENSHIFT CORP
filed 2008-11-20
CIK 1269127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q/A
                               (Amendment No. 1)
                            -------------------------


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

                                AMENDMENT NO. 1

This Amendment No.1 on Form 10-Q/A, which amends and restates items identified below with respect to the Form 10- Q, filed by GreenShift Corporation ("we" or "the Company") with the Securities and Exchange Commission (the "SEC") on May 21, 2007 (the "Original Filing"), is being filed to correct minor typographical errors.

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

          Condensed Consolidated Statements of Operations for the Three and Nine Month Periods
           Ended September 30, 2008 and 2007 (unaudited)......................................................6

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2008 and 2007 (unaudited)............................................................7

          Notes to Condensed Consolidated Financial Statements................................................8

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations .............28

Item 3    Quantitative and Qualitative Disclosures about Market Risk.........................................39

Item 4    Controls and Procedures ...........................................................................39

Part II - Other Information

Item 1    Legal Proceedings .................................................................................40

Item 1A   Risk Factors ......................................................................................40

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds .......................................51

Item 3    Defaults upon Senior Securities ...................................................................51

Item 4    Submission of Matters to a Vote of Security Holders................................................51

Item 5    Other Information .................................................................................51

Item 6    Exhibits...........................................................................................51


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
                                                                                   -------------------------------
ASSETS
Current assets:
   Cash ........................................................................   $     541,183    $     486,993
   Restricted cash .............................................................          49,492          425,623
   Accounts receivable, net of allowance of doubtful accounts of $47,011 .......         705,200        1,049,671
   Inventories .................................................................       2,314,498        5,017,233
   Cost and earnings in excess of billings .....................................       1,832,395          140,592
   Project development costs ...................................................         372,892          281,991
   Prepaid expenses and other assets ...........................................         158,777          483,507
                                                                                   -------------    -------------
     Total current assets ......................................................       5,974,437        7,885,610
                                                                                   -------------    -------------
Other Assets:
   Property and equipment, net .................................................      23,531,239        4,105,348
   Deposits ....................................................................         275,134           12,534
   Restricted cash, long term ..................................................         254,352             --
   Construction in progress ....................................................      10,792,901        4,844,913
   Intangible assets, net ......................................................      10,725,578       12,286,883
   Deferred financing costs, net ...............................................       1,799,281        1,444,701
   Long term investments .......................................................       2,501,324        4,186,657
   Excess purchase price of net assets acquired ................................       6,516,992             --
   Assets of discontinued operations, non-current ..............................           7,500        9,207,002
   Goodwill ....................................................................       8,756,559        8,364,457
                                                                                   -------------    -------------
     Total other assets ........................................................      65,160,860       44,452,495
                                                                                   -------------    -------------
TOTAL ASSETS ...................................................................   $  71,135,297    $  52,338,105
                                                                                   =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
   Line of credit ..............................................................   $  10,834,235    $   1,833,192
   Accounts payable and accrued expenses .......................................      13,851,985        8,703,067
   Accrued interest payable ....................................................       5,376,465        3,887,662
   Accrued interest payable - related party ....................................          83,332          196,832
   Billings in excess of earnings ..............................................         335,136        1,222,807
   Deferred tax liability ......................................................            --             59,630
   Deferred revenue, current portion ...........................................          45,173        1,582,500
   Income tax payable ..........................................................          45,000           45,000
   Current portion of long term debt ...........................................      10,049,390       10,541,390
   Liability for derivative instruments ........................................            --          6,704,831
   Related party debt ..........................................................       1,572,068        5,335,351
   Current portion of convertible debentures ...................................      18,303,649        5,292,072
   Current portion of convertible notes ........................................         778,193             --
   Other current liabilities ...................................................         636,435             --
   Liabilities of discontinued operations, current .............................         363,228        4,221,059
                                                                                   -------------    -------------
     Total current liabilities .................................................      62,274,289       49,625,393
                                                                                   -------------    -------------
   Long term debt, net of current ..............................................       9,687,723        2,437,195
   Convertible notes, net of current ...........................................         956,386             --
   Asset retirement obligation .................................................         184,195             --
   Deferred revenue, net of current portion ....................................         142,437             --
   Mandatorily redeemable preferred equity .....................................       9,000,000             --
   Convertible debentures, net of current ......................................      15,086,810       28,224,877
                                                                                   -------------    -------------
     Total long term liabilities ...............................................      35,057,551       30,662,072
Total liabilities ..............................................................      97,331,840       80,287,465
                                                                                   -------------    -------------
Minority interest ..............................................................       1,127,935        1,968,762
                                                                                   -------------    -------------
Stockholders' deficit
   Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
     Series A: 0 and 1,254,244 shares issued and outstanding, respectively .....            --              1,254
     Series B: 2,512,037 and 151,250 shares issued and outstanding, respectively           2,512              151
     Series C: 0 shares issued and outstanding .................................            --               --
       Series D: 800,000 and 800,000 shares issued and outstanding, respectively             800              800
       Series E : 20,000 and 0 shares issued and outstanding, respectively .....              20             --
   Common stock, $0.001 par value, 500,000,000 authorized;
     85,891,214 and 30,693,083, shares issued and outstanding, respectively ....          85,891           30,693
   Additional paid-in capital ..................................................      84,492,423       63,512,970
   Deferred performance based compensation .....................................      (5,579,873)            --
   Accumulated deficit .........................................................    (106,326,250)     (93,463,990)
                                                                                   -------------    -------------
     Total stockholders' equity (deficit) ......................................     (27,324,478)     (29,918,122)
                                                                                   -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................   $  71,135,297    $  52,338,105
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
                                                                      Three Months Ended               Nine Months Ended
                                                                  9/30/08         9/30/07         9/30/08        9/30/07
                                                             -----------------------------------------------------------

Revenue ..................................................   $  6,088,754    $ 10,815,623    $ 24,126,662    $ 13,946,236
Cost of revenues .........................................      6,347,635       9,140,180      19,194,414      11,739,467
                                                             ------------    ------------    ------------    ------------
  Gross profit ...........................................       (258,881)      1,675,443       4,932,248       2,206,769
                                                             ------------    ------------    ------------    ------------
Operating expenses:
   General and administrative expenses ...................      1,917,500         793,715       4,812,733       3,667,954
   Selling expenses ......................................         98,247            --           160,788            --
   Research and development ..............................        (13,476)          1,467          18,732           1,467
   Amortization of intangibles ...........................        525,000         523,399       1,575,000       1,575,000
   Stock based compensation ..............................         33,176         226,593         370,009       2,314,655
                                                             ------------    ------------    ------------    ------------
     Total operating expenses ............................      2,560,448       1,545,174       6,937,261       7,559,076
                                                             ------------    ------------    ------------    ------------
Income (loss) from operations ............................     (2,819,329)        130,269      (2,005,013)     (5,352,307)
                                                             ------------    ------------    ------------    ------------
Other income (expense):
   Change in fair value of derivative instruments ........           --           526,389         319,829       3,405,607
   Loss on disposal and impairment of investments ........       (685,333)        (23,373)     (3,425,068)       (388,150)
   Amortization of debt discount & deferred financing ....     (1,042,257)       (650,828)     (3,157,312)     (3,564,105)
   Grant revenue .........................................        107,417         127,303         107,417         515,242
   Other income (expense) ................................        (10,674)         34,515          45,076         116,910
   Gain on sale of equipment .............................        164,382            --           164,382            --
   Interest expense - affiliate ..........................        (35,871)       (599,643)        (91,547)       (873,625)
   Interest expense ......................................     (1,831,224)       (981,682)     (4,820,702)     (3,040,310)
                                                             ------------    ------------    ------------    ------------
     Total other income (expense), net ...................     (3,333,560)     (1,567,319)    (10,857,925)     (3,828,431)
                                                             ------------    ------------    ------------    ------------

Loss before minority interest and income taxes ...........     (6,152,889)     (1,437,050)    (12,862,938)     (9,180,738)

Minority interest in net loss of consolidated subsidiaries          2,489           8,908           8,908           8,908
                                                             ------------    ------------    ------------    ------------

Loss before provision for income taxes ...................     (6,150,399)     (1,428,142)    (12,854,030)     (9,171,830)
(Provision for)/benefit from income taxes ................         (8,229)       (254,410)        (8,229)        (254,410)
                                                             ------------    ------------    ------------    ------------
Loss from continuing operations ..........................     (6,158,628)     (1,682,552)    (12,862,259)     (9,426,240)
                                                             ------------    ------------    ------------    ------------
Income from discontinued operations ......................           --           120,772            --         2,781,869
                                                             ------------    ------------    ------------    ------------
Net loss .................................................     (6,158,628)     (1,561,780)    (12,862,259)     (6,644,371)
                                                             ------------    ------------    ------------    ------------
Preferred dividends ......................................           --              --              --          (151,875)
                                                             ------------    ------------    ------------    ------------
Net loss attributable to common shareholders .............   $ (6,158,628)   $(1,561,780)    $(12,862,259)   $ (6,796,246)
                                                             ============    ============    ============    ============



Weighted average common shares outstanding
Basic and diluted                                              84,870,755       5,470,350      67,982,782       9,289,850

Earnings (loss) per share

Loss from continuing operations ........................      $    (0.07)   $      (0.01)   $      (0.19)   $      (1.01)
Income (loss) from discontinued operations ...............           --              --              --            0.30
                                                              ------------    ------------    ------------    ------------
Net loss per share - basic and diluted ...................    $    (0.07)   $      (0.01)   $      (0.19)   $      (0.73)
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

                                                               Nine Months Ended Nine Months Ended
                                                                         9/30/08           9/30/07
                                                              ------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss from continuing operations .........................   $(12,862,259)   $ (9,426,240)
   Net income from discontinued operations .....................           --         2,781,869
Adjustments to reconcile net loss to net cash
  provided by (used in) used in operating activities
   Depreciation and amortization ...............................        855,378         (44,857)
   Amortization of intangibles .................................      1,561,305       1,575,000
   Amortization of debt discount and deferred financing costs ..      2,791,256       3,564,105
   Change in fair value of derivatives .........................       (319,829)     (3,405,607)
   Stock based compensation ....................................        370,009       2,314,655
   Beneficial conversion feature on stock ......................           --           151,875
   Gain on sale of discontinued operations .....................           --        (2,494,946)
   Loss on disposal of investments .............................      3,425,068         388,150
   Income from discontinued operations .........................           --          (289,992)
   Accretion of asset retirement obligation ....................           --              --
   Change in minority interest .................................        (20,000)         (8,908)
   Change in assets and liabilities, net of acquisitions
      Accounts receivable ......................................        731,947         (79,636)
      Restricted cash ..........................................        121,779            --
      Prepaid expenses .........................................        871,230         299,769
      Deposits .................................................       (262,600)       (116,475)
      Inventory ................................................      3,938,502       3,698,349
      Costs in excess of earnings ..............................     (1,691,851)     (1,040,307)
      Deferred financing fees ..................................        (99,830)        (84,252)
      Accrued interest .........................................      3,383,958       2,140,681
      Accrued interest - related party .........................         83,332         417,773
      Billings in excess of cost ...............................       (887,671)        338,635
      Accounts payable and accrued expenses ....................      3,091,326         718,865
      Other current liabilities ................................        136,435            --
      Deferred income taxes ....................................        (59,630)           --
      Deferred revenue .........................................     (1,037,327)       (844,526)
      Assets and liabilities of discontinued operations ........           --          (311,192)
                                                                   ------------    ------------
   Net cash provided by (used in) operating activities .........      4,120,528          90,914
                                                                   ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES
   Cash paid for acquisition ...................................        (80,000)           --
   Cash acquired from acquisition ..............................           --           250,000
   Proceeds from the sale of long term investment ..............      1,000,000            --
   Construction in progress ....................................     (4,862,842)       (131,930)
   Investment in unconsolidated subsidiaries ...................           --         1,685,333
   Project development costs ...................................        (90,901)        (58,654)
   Additions to and acquisition of property, plant and equipment     (6,346,132)     (3,857,484)
                                                                   ------------    ------------
   Net cash provided by (used in) investing activities .........    (10,379,875)     (2,112,735)
                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of line of credit .................................     (1,636,765)           --
   Proceeds (repayment) of convertible debentures ..............      2,484,579      (1,673,603)
   Repayment of note payable - affiliate .......................           --           783,576
   Issuance of note payable - affiliate ........................           --           130,000
   Issuance of short term borrowings - affiliate ...............           --         1,820,905
   Repayment of short term borrowings - affiliate ..............     (1,530,849)     (1,069,061)
   Issuance of short term borrowings ...........................           --         5,708,250
   Repayment of short term borrowings ..........................           --        (4,939,947)
   Loan due to an affiliate ....................................           --          (360,400)
   Proceeds from line of credit ................................      9,987,808            --
   Loans to related parties ....................................         (3,681)           --
   Cash paid to minority shareholders ..........................       (820,827)           --
   Proceeds from long term debt ................................        713,582            --
   Repayment of long term debt .................................     (2,880,310)           --
   Repayment of convertible debentures .........................           --              --
                                                                   ------------    ------------
   Net cash provided by (used in) financing activities .........      6,313,537       1,120,521
                                                                   ------------    ------------
   Net increase (decrease) in cash .............................   $     54,190    $   (901,299)
   Cash at beginning of period .................................        486,993       1,638,600
                                                                   ------------    ------------
   Cash at end of period .......................................   $    541,183    $    737,300
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

10       CONVERTIBLE NOTES

On September 4, 2008, the Company's subsidiary, GS CleanTech Corporation, entered into a series of convertible notes totaling $1,734,579. The notes shall bear interest at a rate 15% per annum and mature on December 31, 2010. Commencing on February 1, 2009, payments are due at a rate equal to the greater of the interest accrued on the unpaid principal or $100,000 times the principal amount divided by $3,000,000. Beginning July 1, 2009, payments are due based on an eighteen month amortization, with all principal and accrued interest paid on or before December 31, 2010. The notes are convertible into shares of GS CleanTech subsidiary preferred stock (par $0.001) at the closing by GS CleanTech of a planned Preferred Stock Financing at a 15% discount to the final terms of any such Preferred Stock Financing. If any portion of the note is prepaid in cash, GS CleanTech shall pay a 10% redemption premium at the time of redemption. If the Preferred Stock Financing does not close on or before January 1, 2009, the interest and redemption premium will increase to 20%. The balance of the loans was $1,734,579 as of September 30, 2008.

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

22       ACQUISITION

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

     >> Creditor Consent. BIG's agreements with its senior creditor, Citizens' Bank, require Citizens' Bank to provide its written consent to change of control transactions. While Citizens' Bank has expressed, through its loan officer, its willingness to issue consent, formal written consent has not yet been issued. Citizens' Bank has the right to declare default under its credit agreements with BIG in the absence of its formal written consent. Based on recent discussions, the Company believes that formal writtenconsent will be provided during the fourth quarter 2008. If Citizens' Bank does not issue its formal written consent as contemplated and instead issues a written objection to the change of control, then the Company may deposit its BIG membership units into an escrow account pending either issuance by Citizens' Bank of formal written consent or the refinancing of the amounts due to Citizens' Bank.

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

23       SUBSEQUENT EVENTS

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

     >> Our EBITDA was $1,104,518 as compared to EBITDA of $(710,711) for the same period in 2007; and,

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

During the latter half of the second quarter 2008, conventionally available feedstocks constituted about 70% of our feedstock mix but the associated gross margins deteriorated rapidly in June and July 2008 due to record spikes in the relevant commodity prices. This dynamic reduced the positive contribution of choice white grease to our cash flows during June and July 2008. Despite the strain on our liquidity, we continued to purchase choice white grease during this time frame to satisfy pre-existing contractual commitments for biodiesel. We thereafter ceased this activity in August 2008 and we scaled our biodiesel production operations back to match the rate of our corn oil production, which is currently a fraction of our biodiesel production capacity. This rate of production is sub-optimal and less than the minimum required for our biodiesel refinery to generate positive operating income.

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

Results of Operations

The following table sets forth, for the periods presented, revenues, expenses and net income in our condensed consolidated statement of operations, as well as other key financial and operating data:

                                                                      Three Months Ended               Nine Months Ended
                                                            -----------------------------  ------------------------------
                                                                  9/30/08        9/30/07         9/30/08          9/30/07
                                                             ------------    -----------    ------------     ------------
Summary Statement of Operations:
Revenue ..................................................   $  6,088,754    $ 10,815,623    $ 24,126,662    $ 13,946,236
Cost of revenues .........................................      6,347,635       9,140,180      19,194,414      11,739,467
                                                             ------------    ------------    ------------    ------------
  Gross profit ...........................................       (258,881)      1,675,443       4,932,248       2,206,769

Selling, general and administrative expenses .............      2,560,448       1,545,174       6,937,261       7,559,076
                                                             ------------    ------------    ------------    ------------
   Income (loss) from operations .........................     (2,819,329)        130,269      (2,005,013)     (5,352,307)

Other income (expense), net ..............................     (3,333,560)     (1,567,319)    (10,857,925)     (3,828,431)
                                                             ------------    ------------    ------------    ------------
   Lossbefore minority interest and taxes ................     (6,152,889)     (1,437,050)    (12,862,938)     (9,180,738)

Minority interest in net loss of consolidated subsidiaries          2,489           8,908           8,908           8,908
(Provision for) benefit from income taxes ................         (8,229)       (254,410)         (8,229)       (254,410)
Income from discontinued operations ......................           --           120,772            --         2,781,869
Preferred dividends ......................................           --              --              --           151,875
                                                             ------------    ------------    ------------    ------------
   Net loss ..............................................   $ (6,158,628)   $ (1,561,780)   $(12,862,259)   $ (6,796,246)
                                                             ============    ============    ============    ============


Other financial data:
Net cash flows (used in) provided by operating activities                                       4,120,528          90,914
Net cash flows (used in) provided by investing activities                                     (10,379,875)     (2,112,735)
Net cash flow (used in) provided by financing activities .                                      6,313,537       1,120,521
   Net (decrease) increase in cash and cash equivalents ..                                        (54,190)       (901,299)

Other non-GAAP financial performance data:
EBITDA ...................................................   $ (1,524,175)   $  4,429,583    $  1,104,518    $   (710,711)

Operating data:
Corn oil extracted (gallons) .............................        461,282            --           934,142            --
Biodiesel produced (gallons) .............................        511,935            --         1,605,693            --
Average gross price of biodiesel sold per gallon ($) .....   $       4.55    $       --      $       4.38    $       --

Culinary oils produced (gallons) .........................         71,393         103,609         688,477         809,342
Animal feed produced (tons) ..............................            543             730           5,750           7,222

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

The Company produced an adjusted EBITDA of $1,104,518 during the nine months ended September 30, 2008. To clarify the effect of these one-time charges and financing charges on the Company's results, the following table reconciles the Company's net loss on an unconsolidated basis with adjusted EBITDA (a non-GAAP measure of performance):

                                                                    Three Months Ended               Nine Months Ended
                                                                9/30/08        9/30/07         9/30/08         9/30/07
                                                          ------------------------------------------------------------
Net income (loss) .....................................   $ (6,158,628)   $ (1,561,780)   $(12,862,259)   $ (6,796,246)

Adjustments to net income (loss) from operations:
   Interest expense ...................................      1,867,095       1,589,051       4,912,249       3,913,935
   Depreciation .......................................        473,362          60,894         838,740          78,959
Amortization of intangibles ...........................        525,000         523,399       1,575,000       1,575,000
   Amortization of debt discount and deferred financing      1,042,257       3,564,105       3,157,312       3,564,105

EBITDA before non-recurring items .....................     (2,250,914)      4,175,670      (2,378,959)      2,335,753

   Gain/loss on fair market value of derivatives ......           --          (526,389)       (319,829)     (3,405,607)
   Stock based compensation ...........................         33,176         226,592         370,009       2,314,655
   Loss on disposal of investment .....................        685,333         420,072       3,425,068         420,072
   Preferred dividends ................................           --              --              --           151,875
   Gain from discontinued operations ..................           --              --              --        (2,494,946)

Taxes
                                                                 8,229         254,410           8,229         254,410
   Other non-recurring equity, restructuring
     and consolidation (income) expense, net ..........           --          (120,772)           --          (286,923)
                                                          ------------    ------------    ------------    ------------
Adjusted EBITDA .......................................   $ (1,524,175)   $  4,429,583    $  1,104,518    $   (710,711)
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

Profitability

After accounting for the non-recurring loss realized on disposal of the Company's investment in Sterling Planet, our Other Income (Expense) for the three months ended September 30, 2008 was about $2,648,000, or about $10,592,000 on an annualized basis. Most of this amount is attributable to recurring non-cash items such as amortization (about $6,270,000 per year) and interest accruals (about $4,360,000 per year on an annualized basis), and about $460,000 per year corresponds to interest paid on an ongoing annualized basis in cash.

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

                                                                                                            2012 and
                                                         2008          2009         2010          2011     Thereafter        Total
                                                   ----------   -----------  -----------     ----------   -----------  -----------
Current convertible debt obligations (1)(3) ... $   3,750,000   $ 7,449,631          --     $      --     $      --     $11,199,631
Current note payable obligations (2) ..........     3,077,319       552,758          --            --            --       3,630,077
Other current obligations .....................           277        18,420          --            --            --          18,697
Long term convertible debt obligations, net (3)          --      12,860,000          --       3,434,341          --      16,294,341
Long term note payable obligations, net .......          --       1,744,721     1,501,769     1,117,226     6,257,602    10,621,317
Convertible purchase obligations (4) ..........     7,104,018          --            --            --            --       7,104,018
Other purchase obligations (5) ................     5,879,437          --            --            --            --       5,879,437
Other obligations .............................       184,196          --       1,174,806        18,420       128,936     1,506,358
                                                  ---------------------------------------------------------------------------------
Total obligations .............................   $19,995,247   $22,625,529   $ 2,676,575   $ 4,569,987   $ 6,386,538   $56,503,876

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

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5   OTHER INFORMATION

None.

ITEM 6   EXHIBITS

The following are exhibits filed as part of GreenShift's Form 10Q/A for the quarter ended September 30, 2008:

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