Form 10-K
period 2008-12-31
GREENSHIFT CORP
filed 2009-04-16
CIK 1269127

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-K
                            -------------------------

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ----           Accelerated filer         ----
Non-accelerated  filer                 Small reporting company    X
                        ----                                     ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

State issuer's revenues for its most recent fiscal year: $23,616,662

The number of outstanding shares of common stock and value of the voting stock held by non-affiliates of the Registrant as of April 14, 2009 were 245,560,894 and $859,463, respectively.


================================================================================




                             GREENSHIFT CORPORATION
                            ANNUAL REPORT ON FORM 10K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

                                TABLE OF CONTENTS




                                                                                                        Page No
Part I
Item 1        Business ......................................................................................5
Item 1A       Risk Factors..................................................................................21
Item 2        Description of Properties.....................................................................32
Item 3        Legal Proceedings.............................................................................32
Item 4        Submission of Matters to a Vote of Security Holders ..........................................33

Part II
Item 5        Market for Registrant's Common Equity, Related Stockholder Matters
              and Issuer Purchase of Equity Securities .....................................................33
Item 6        Selected Financial Data.......................................................................33
Item 7        Management's Discussion and Analysis..........................................................34
Item 8        Financial Statements and Supplementary Data...................................................43
Item 9        Changes and Disagreements with Accountants on Accounting and Financial Disclosure ............93
Item 9A       Controls and Procedures ......................................................................93
Item 9B       Other Information.............................................................................94

Part III
Item 10       Directors, Executive Officers and Corporate Governance  ......................................95
Item 11       Executive Compensation .......................................................................97
Item 12       Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters ..........................................................................98
Item 13       Certain Relationships and Related Transactions and Director Independence .....................99
Item 14       Principal Accountant Fees and Services ......................................................100


Part IV
Item 15       Exhibits and Financial Statement Schedules ..................................................101

Signatures ................................................................................................102



                                     PART I

Basis of Presentation

In this Annual Report on Form 10-K, the terms "we," "our," "us," "GreenShift," or the "Company" refer to GreenShift Corporation, and its subsidiaries on a consolidated basis. The term "GreenShift Corporation" refers to GreenShift Corporation on a stand alone basis only, and not its subsidiaries.

Market and Industry Data Forecasts

This document includes data and forecasts that the Company has prepared based, in part, upon information obtained from industry publications. Third-party industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. In particular, we have based much of our discussion of the biodiesel and ethanol industries, including government regulation relevant to the industry, on information published by the National Biodiesel Board, the national trade association for the U.S. biodiesel industry, and the Renewable Fuels Association, the national trade association for the U.S. corn ethanol industry. Each is a trade organization for their respective industry and they may present information in a manner that is more favorable than would be presented by an independent source. Forecasts in particular are subject to a high risk of inaccuracy, especially forecasts projected over long periods of time.

Forward Looking Statements

We make certain forward-looking statements in this Annual Report on Form 10-K and in the documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" or similar expressions. These statements reflect our management's judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

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

>> the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes or other external factors over which they have no control, including changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;

>>   our reliance on key management personnel;

>> limitations and restrictions contained in the instruments and agreements governing our indebtedness;

>>   our ability to raise additional capital and secure additional financing;

>> our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

>> other risks referenced from time to time in our filings with the SEC and those factors listed in this Form 10K under Item 1A, Risks Factors, beginning on page 20.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-K, or in the case of a document incorporated by reference, as of the date of that document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

ITEM 1            BUSINESS

OVERVIEW

GreenShift Corporation ("we," "our," "us," "GreenShift," or the "Company") develops and commercializes clean technologies that facilitate the efficient use of natural resources.

We do this today by developing and using innovative technologies to produce biofuel and other biomass-derived products. Our strategy is to use our technologies to become a leading producer of biomass-derived products, and to do so at enhanced cost and risk profiles by extracting and refining raw materials that other producers cannot access or process.

We have created a business model based on feedstock ownership and margin protection that is unique among biofuel producers and that positions us in historic times at the intersection of the corn ethanol and biodiesel industries. There are no other technologies that have been developed, commercialized and integrated into the corn ethanol industry today that have produced anything approaching the yield improvement and energy savings demonstrated by our patent-pending corn oil extraction technologies; and, our biodiesel refining technologies have been shown to convert our extracted corn oil into biodiesel of higher quality than most of the biodiesel currently produced in the U.S.

Our corn oil extraction offering is structured to provide 100% of the capital needed to build and integrate turn-key, skid-mounted facilities based on our extraction technologies into corn ethanol facilities in return for the long-term right to purchase the extracted oil for a fair price that is indexed to diesel fuel prices. We refine the corn oil that we extract into biodiesel, which is then sold at rates that are also indexed to diesel fuel prices. This makes our business model more comparable to traditional oil and gas models than it is to other biofuel models since we own our own `wellheads' and we have hedged our refining margins. We believe that this gives us the ability to remain profitable (after achieving break-even production levels) when most biodiesel producers are forced to shut down.

Our corn oil extraction technologies are widely considered to be the quickest path for margin improvement for corn ethanol producers today. We have proven that we can extract upwards of 6.5 million gallons of corn oil per year for every 100 million gallons of ethanol produced. This corresponds to a 7% increase in the gallons of biofuel produced per bushel of corn from 2.8 to 3.0 gallons per bushel.

This extraction rate also translates to 680 million gallons per year of inedible feedstock that we can make for conversion into advanced biofuel with the U.S. corn ethanol fleet producing 10.5 billion gallons per year. We hold a 6% share of this market opportunity today; we are currently under contract to install more than 40 million gallons per year of shovel-ready corn oil extraction facilities at ethanol facilities throughout the U.S. This corresponds to annualized revenue and Operating income of about $92 million and $27 million, respectively, at current market prices. Our primary goal is to obtain the new financing we will need to build and operate the extraction and refining infrastructure necessary to achieve these results.

We currently own four corn oil extraction facilities that are located in Oshkosh, Wisconsin, Medina, New York, Marion, Indiana, and Riga, Michigan. We have also installed one facility in Albion, Michigan under a modified version of our market offering where our client paid us to build the extraction facility. We have the long-term right (10 years or more) to buy the oil extracted from the Albion facility but the client retains ownership of the extraction assets and is paid a higher price for the corn oil extracted than we pay to our other clients. These facilities collectively have a nameplate capacity in excess of 6.5 million gallons per year of corn oil.

We also own a 10 million gallon per year biodiesel refinery located in Adrian, Michigan and an oilseed crushing facility in Culbertson, Montana. Both of these facilities are currently idled pending the completion of additional working capital financing, which we hope to obtain as soon as possible. Until this occurs, the oil that we produce from our installed extraction facilities will be sold as a feedstock to third party renewable fuel producers.

We believe that we have a financeable business model based on our technology and market positioning, and we are currently focused on securing the capital resources we need to operate our existing facilities and to build on our contracted backlog of corn oil extraction facilities.

INDUSTRY OVERVIEW

The primary driver of our growth will be the use of our technologies and know-how to extract corn oil and other feedstocks out of the co-products and wastes of traditional agriproducts and other qualified facilities. Our strategy in this regard makes two different industries relevant to our business model today:

>>   The Biodiesel Production Industry

     We sell our corn to third parties for biodiesel production and directly refine the corn oil we extract into biodiesel.

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

Factors Contributing to Biodiesel Demand

The chief markets in the U.S. for biodiesel are diesel blending facilities and distributors and governmental and commercial fleets. According to the National Biodiesel Board, U.S. biodiesel production was approximately 15,000,000 gallons in 2002 and U.S. production has grown to an estimated 700,000,000 gallons in 2008. The growth of the biodiesel market has been predominantly driven by the following factors:

>> Ready Integration. Biodiesel, either B100 or petroleum blends, can be readily distributed and used in the traditional markets for diesel fuel with no modifications. Blended biodiesel is preferable to pure petroleum diesel because it has the ability to extend engine life and thus decrease operating expenses.

>> Lack of Production Capacity. While the number of operable U.S. petroleum refineries decreased from 319 in 1980 to 149 in 2007 according to the Energy Information Administration ("EIA"), domestic demand increased 17.7% over the same period. Transportation and stationary consumers in the U.S. consume in excess of about 60 billion and 48 billion gallons per year of standard diesel fuel based on 2006 volumes reported by the EIA.

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

>> Tax Incentives. The primary incentive intended to lower the effective cost of biodiesel is the Biodiesel Blenders Tax Credit, which is included in the Volumetric Ethanol Excise Tax Credit created under the American Jobs Creation Act of 2006. This incentive is currently was renewed by the Obama Administration. This incentive generally provides for a $0.50 excise tax credit per gallon of recycled feedstock biodiesel blended into petroleum diesel and a $1.00 excise tax credit per gallon of virgin feedstock biodiesel, including biodiesel derived from animal fats blended into petroleum  diesel.  The  Energy  Independence  and  Security  Act  of  2007
     established a renewable fuels standard for biodiesel use in the United States of one billion gallons by 2012. In addition to the federal Biodiesel Blenders Tax Credit, various states also provide for tax credits, rebates, deductions or reduced state, excise or other taxes for the blending or sale of biodiesel within their states.

>> Use Mandates. The Energy Policy Act established the Renewable Fuels Standard ("RFS") in 2005. The RFS eliminated the mandated use of oxygenates in reformulated gasoline and mandated annual use of 7.5 billion gallons per year of renewable fuels in the U.S. fuel supply by the year 2012. The Energy Independence and Security Act (the "2007 Act") was passed in December 2007 and increased the mandated minimum level of use of renewable fuels in the RFS to 9.0 billion gallons per year in 2008 (from 5.4 billion gallons under the RFS enacted in 2005), further increasing to 36 billion gallons per year in 2022. The RFS requires motor fuels sold in the U.S. to contain in the aggregate the following minimum volumes of renewable fuels in future years:

                                       Total              Corn        Cellulosic                       Unspecified
              Year               Requirement           Ethanol           Ethanol        Biodiesel         Advanced
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

Factors Contributing to Biodiesel Supply

The largest single cost of biodiesel production is feedstock cost, which typically accounts for about 80% of the conventional finished product cost. To produce biodiesel profitably, producers must have a process that can efficiently convert a broad array of feedstocks into high quality fuel at high yields.

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

GreenShift's business model involves the extraction of an inedible crude corn oil that is not included in these statistics because it historically has been locked in distillers grain. Our extraction technologies enable us to unlock these corn oil supplies for our own use, to the exclusion of the rest of the biodiesel market.

The costs of the various feedstocks depend largely on whether the feedstock may be used in the food market. Over the last 15 years, soybean oil, inedible tallow and yellow grease have traded at about $1.67, $1.22 and $1.00 per gallon, respectively. Recent increased demand for soybean oil has increased prices to over $5.30 per gallon in June 2008, and tallow and yellow grease recently peaked at $3.76 and $3.03 per gallon, respectively. For comparison, the highest price paid for our extracted corn oil during 2008 was about $2.00 per gallon.

An important distinction as compared specifically to soybean oil and other conventional biodiesel feedstocks is the fact that our extracted oil is not fit for human consumption. Its removal from distillers grain actually enhances the nutritional qualities of the distillers grain and the use of the grain in the human food chain. Conversely, soybean oil is the most widely consumed vegetable oil in the human food chain. The demand for conventional feedstocks in the food product markets has negatively impacted the profitability and risk profile of conventional biodiesel producers.

Production Technology and Economics

Biodiesel is produced through a process called transesterification. Transesterification involves reacting organically-derived fats, oils and greases with an alcohol, typically methanol, in the presence of a base catalyst, typically sodium or potassium hydroxide, to form methyl esters (biodiesel) and glycerin.

The traditional process typically requires feedstock with a free fatty acid content of less than 2% because the presence of higher free fatty acid content during the transesterification process can produce soap, which can prevent the separation of the biodiesel from the glycerin resulting in yield losses and higher production costs. For this reason, using high free fatty acid feedstocks requires a pretreatment step, consisting of either a stripping process to remove the free fatty acids or an acid esterification process to reduce the feedstock's free fatty acids through a chemical reaction that uses acids, such as hydrochloric acid, which are later removed after transesterification using a water wash process.

The process then incorporates a settling or centrifugation process to separate the biodiesel from the glycerin. The biodiesel and the glycerin mixture each undergo a separate process to remove methanol and to produce a crude glycerin of less than 90% purity. While the normal feedstock to biodiesel input-output ratio is about eight pounds of feedstock for every one gallon of biodiesel produced, the use of greater than 2% free fatty acid feedstocks in the traditional method reduces the amount of biodiesel yield considerably due to the increased generation of soaps and other co-products.

GreenShift's patent-pending biodiesel production technology intensifies and idealizes the conditions under which biodiesel reactions occur and we are consequently able to refine high quality product and maximize yields in minutes instead of hours under true continuous flow conditions - at a much smaller scales and at reduced capital and operating costs as compared to traditional processes. These benefits translate to reduced financial, operational and market risk.

To the extent that the cost for biodiesel production exceeds the price of petroleum diesel, government incentives would be necessary to maintain a commercially feasible market for the production of biodiesel. The loss of the current $1.00 per gallon excise tax credit would devastate most biodiesel producers. GreenShift is largely insulated from this; our extraction contracts include a provision that reduces our corn oil purchase price in the event that the tax credit is reduced or eliminated.

Competition

According to the National Biodiesel Board, the U.S. had an installed biodiesel production capacity of approximately 2.2 billion gallons per year, of which only about 30%, or about 700,000,000 gallons, was in operation as of December 2008.

The biodiesel production market is very dynamic and it is ultimately constrained the lack of conventionally available sustainable feedstocks. The convergence of agricultural commodity risks driven by demand in the food and fuels markets, the impact of the rapid rise and precipitous fall of crude oil, and the collapse of the worldwide financial markets during 2008 crippled many biodiesel producers. These forces are not expected to conspire in favor of biodiesel producers dependant on conventional feedstocks in the future.

GreenShift is entirely insulated from these market forces. We invested heavily in the development of an intellectual property portfolio based on feedstock ownership and margin protection. The history of the biodiesel industry has proven that our strategy was correct and that our investment in intangible assets to secure feedstock in lieu of physical production assets without feedstock was justified. Most of the existing U.S. biodiesel fleet is offline and the refineries that are operating are doing so with low and volatile margins that yield low enterprise valuations. This environment is far more of an opportunity to us than a threat; our intellectual properties, feedstock ownership and hedged high margins position us to acquire qualified biodiesel production assets on favorable terms, which minimizes the capital intensity of our future construction efforts.

Our extraction technologies give us the ability to recover more than 6.5 million gallons of corn oil per year for every 100 million gallons of ethanol produced. This corresponds to 680 million gallons per year of a proprietary new biodiesel feedstock at the capacity of the U.S. corn ethanol fleet (10.5 billion gallons per year). This amount of feedstock could incredibly fill the entire existing operating U.S. biodiesel complex.

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

Factors Contributing to Ethanol Demand

Increased demand for ethanol can be expected to translate to increased demand for our corn oil extraction technology. We believe the ethanol market will grow as a result of many of the same factors discussed above in Factors Contributing to Biodiesel Demand. The following additional factors are relevant to the demand for ethanol:

>> Government Incentives. We expect the RFS mandate to drive ethanol demand subject to the availability of corn for the foreseeable future. Other factors include

>> Federal Blenders' Credit. First implemented in 1979, the federal excise tax incentive program allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction of $0.51 per gallon of ethanol. The $0.51 per gallon incentive for ethanol is scheduled to be reduced to $0.46 per gallon in 2009 and to expire in 2010.

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

Factors Contributing to Ethanol Supply

Production in the ethanol industry remains fragmented. According to the RFA, domestic ethanol production capacity increased from 1.7 billion gallons in 1997 to more than 9.0 billion gallons in 2008. As of March 2008, the top five producers accounted for approximately 41% of the ethanol production capacity in the U.S according to the RFA. The remaining production was generated by many smaller producers and farmer-owned cooperatives.

Production Technology and Economics

Corn is the principal raw material used to produce ethanol and dry and wet distillers grains. As a result, changes in the price of corn can materially affect ethanol production economics. Rising corn prices result in higher cost of ethanol and distillers grains. Because ethanol competes with non-corn-based fuels, producers generally are unable to pass along increased corn costs to their customers. At certain levels, corn prices or supplies may make ethanol uneconomical to use in fuel markets.

The profitability of an ethanol producer depends principally on the spread between ethanol and corn prices. The price of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices. Increasing domestic ethanol capacity could boost the demand for corn and result in increased corn prices. In 2008, U.S. farmers produced 12.1 billion bushels of corn. Many analysts predict that the U.S. ethanol fleet will get approximately 3.3 billion bushels and produce about 9.1 billion gallons. While this amount is less than the 2009 RFS, the RFS can be expected to be satisfied through a mixture of 2009 production, imports and trading of residual 2007 and 2008 Renewable Identification Numbers ("RINs").

A sustained narrow spread or any further reduction in the spread between ethanol and corn prices, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, would adversely affect the financial position of a corn ethanol producer. Further, it is possible that ethanol prices could decline below production costs, which could cause ethanol producers to suspend production.

Competition in the Corn Ethanol Industry

Competitive forces in the ethanol industry impact the supply, demand and price of corn, ethanol and distillers grain. These forces induce ethanol producers to innovate methods to decrease their variable costs or to increase their sales as compared to the average producer. Competition in the U.S. ethanol industry thus helps to drive demand for our corn oil extraction technologies.

Corn ethanol facilities that participate in our extraction program have the ability to reduce their utility consumption costs and carbon emissions while increasing their profitability and overall plant energy balance - all for no investment. This translates to improved utilization of corn purchases and enhanced competitive positioning for our clients.

It is possible that the dynamics of the U.S. ethanol industry could cause one or more of our clients to suspend operations before installation of our technologies or even after in extreme cases. We have designed our market offering to minimize the impact of these risks; our standard extraction agreements include terms that allow us to remove our skid-mounted extraction facilities for redeployment at another client facility. Demobilization and redeployment at another site can be achieved in less than two months for marginal additional cost.

Competing Extraction Providers

Corn oil extraction technology did not exist before us. Our extraction technologies have been overwhelmingly accepted by corn ethanol producers and while competition has surfaced in our wake, we are consistently found by prospective clients to be the established technology leader, years ahead of competing providers. There are good reasons for this: we have invested more than $40 million in technology development, we have a four-year head start, and we have a strong vested interest in extracting and refining the extracted oil at the highest yield at the highest quality for the least energy and least cost to the host ethanol facility.

While each of the competing extraction providers has copied our patent-pending extraction technologies, they have done it poorly; their average yield is about 25% of our proven yield. The competing installations that we have seen also increase the host ethanol facility's use of fossil fuel, thereby reducing the net value of the oil that they are able to extract. Conversely, we reduce the utility costs of our ethanol clients by about 10%.

Moreover, each entity is primarily focused on selling equipment - an activity that we have no interest in. We recognized at the start that the corn ethanol industry was subject to commodity risks that would eventually conspire to restrict ethanol producer access to the capital resources needed to build extraction facilities, and that this would in turn constrain use of our extraction technology and limit value creation for our shareholders. Elimination of this constraint required us to construct a business model that absorbed the capital costs of installing our extraction technologies in our client's facilities. We achieve this by retaining the long-term ownership of our extraction facilities (to collateralize the debt used to build those assets) and the extracted oil (to generate the recurring cash flows needed to service that debt) at rates that are indexed at a discount to diesel and protected with patents (to eliminate financing risk and to induce debt and equity providers to invest).

We have a substantial investment in the development of this model and we have filed many novel patent applications with anticipated issuances beginning in 2009. Issued patents can be expected to have significant negative consequences for unauthorized use of our technologies by third parties.

Entry of Cellulosic Ethanol Technologies

A number of companies are actively commercializing technologies that utilize new feedstocks in addition to corn and other grains. These cellulosic feedstocks include wood, grasses, corn stover and municipal solid waste, are found in abundance and present valuable opportunities to increase domestic ethanol production. While facilities based on fully commercialized cellulosic ethanol technologies would produce ethanol that would compete with corn ethanol, the RFS mandates use of 100 million gallons of cellulosic ethanol in 2010 in addition to the 12 billion gallons of corn ethanol mandated that year. This amount increases to 16 billion gallons of cellulosic ethanol per year by 2022, for a total of 31 billion gallons of ethanol when combined with the 15 billion gallon maximum corn ethanol production required by the RFS.

COMPETITIVE STRENGTHS

Feedstock Ownership

About 30% of the mass of each kernel of corn accepted by corn ethanol producers is converted into ethanol in a process known as fermentation. The output of fermentation contains ethanol, water, protein, fiber and corn oil. This mixture is distilled to boil off the ethanol for purification in a molecular sieve, leaving the remainder of the mixture in the bottom of the distillation stage. The distillation bottom, or the whole stillage, is conventionally subjected to centrifugation and evaporation to remove water prior to drying in a rotary dryer.

GreenShift's patent-pending extraction technologies intercept the flow of the whole stillage at various points downstream of the distillation equipment and before the rotary dryer. We condition the stillage, extract the oil, and return the flow back to the ethanol producer for drying and grain production. The extracted oil is then stored and shipped to our designated biodiesel refinery.

We designed our technologies to extract oil in a way that decreases the ethanol facility's utility costs by upwards of 10%. All interconnections are plug-and-play and our skid-mounted extraction facilities are capable of rapid installation or demobilization.

Our extraction facilities are fully automated and are designed to integrate into our client's computer control systems. We do not maintain any employees at our extraction facilities. Instead, routine maintenance and ongoing operations are handled by our clients in coordination with our staff, which has the ability to troubleshoot and operate each of our facilities remotely.

We have demonstrated that our oil extraction yields exceed 6.5 gallons for every 100 gallons of ethanol produced. Our yields, however, will vary slightly from one ethanol producer to the next and are primarily dependent on the design and operational efficiency of our clients' facilities. Our extraction technologies are robust and are designed to cost-effectively absorb these variances after installation by optimizing performance to the conditions of each client.

We own four extraction facilities in Oshkosh, Wisconsin, Medina, New York, Marion, Indiana, and Riga, Michigan. We have also installed one facility in Albion, Michigan under a modified version of our program where the client paid us to build the extraction facility. We have the long-term right (10 years or more) to buy the oil extracted from the Albion facility but the client retains ownership of the extraction assets and is paid a higher price for the corn oil extracted than we pay to our other clients.

Our extraction capabilities translate to 680 million gallons per year of corn oil extraction potential with the U.S. corn ethanol fleet producing 10.5 billion gallons per year. We hold a 6% share of this market opportunity today. We are currently under contract to extract more than 40 million gallons per year of corn oil from ethanol facilities throughout the U.S. This corresponds to annualized revenue and operating income generating capability of about $92 million and $27 million, respectively, with diesel fuel at $1.49 per gallon and crude oil at about $45 per barrel. The 680 million gallon market opportunity translates to $1.56 billion in GDP creation and annualized operating income generating capacity of $430 million at the same diesel and crude oil prices noted above. The scale of this opportunity can be expected to increase to 858 million gallons of corn oil, $1.98 billion in GDP creation and $543 million per year in EBITDA at the maximum production rate mandated by the RFS (15 billion gallons by 2015).

We created this opportunity and we believe that we can achieve substantial increased market share with our intellectual properties and by obtaining the financing we need to build as many extraction facilities as possible.

Significant Demand for Our Corn Oil Extraction Technology

Unprecedented volatility in the commodity markets during 2008 increased the strain on the liquidity of ethanol producers as conventional hedging strategies and a rapid precipitous drop in commodity prices caused many producers to burn cash and either scale-back or suspend production. Most industry analysts are forecasting tight ethanol production margins for the balance of 2009 and 2010 and it is possible that more producers will suspend production.

While corn and ethanol prices have historically traded independently of one another, recently increased demand for ethanol caused corn prices to closely track ethanol prices. Industry-wide production decreased to match corn supplies as inventories shifted from a surplus to a deficit in late 2007. The value of a bushel of corn in a deficit environment is directly based on the value of the ethanol and distillers grain co-product that bushel can produce, less refining costs. There are only small differences in the production efficiency of most plants since over 80% of the industry was built in the past 5 years. The profitability of an individual ethanol producer is thus critically dependent on and very sensitive to its relative variable cost position as compared to an average plant.

Ethanol plants that use our extraction technologies have the ability to decrease their variable costs and increase revenues derived from their existing supply of corn. This desensitizes our clients to market risk and gives them the ability to service debt and stay in production when less efficient plants breach covenants or are forced to shut down.

There are currently no technologies available to corn ethanol producers that give them anything approaching the degree of competitive advantage made possible by our corn oil extraction technologies. Our technologies enhance the energy balance of corn ethanol producers and deliver the following key benefits:

>> Increased Earnings. Ethanol producers that use our extraction technologies in their facilities will generate additional earnings that are significant and correspond to materially increased cash flows for participating facilities.

>> Decreased Risk. Tightened spreads between ethanol and corn prices translate to decreased operating cash flows. This, in turn, will negatively impact the overall risk profile and ongoing debt service and fund-raising capabilities of corn ethanol producers. By installing our extraction technology for no cost, the structure of our market offering allows participating ethanol producers to increase their operating cash flows and offset their commodity risk without having to commit capital from existing resources or available sources of debt or equity. This same benefit applies for developers seeking to consolidate corn ethanol production facilities such that participation in our program can favorably impact the risk and return profiles of acquired ethanol assets.

>> Reduced Carbon. Removal of corn oil from the distillers grain improves flowability and drying efficiency with reduced fossil fuel consumption and carbon emissions.

>>   Enhanced Feed. Corn oil removal improves distillers grain marketability and
     protein   inclusion   rates  by  reducing   fat   content   and   enhancing
     digestibility.

We believe that the prevailing conditions in the corn ethanol industry and the benefits presented by our extraction technologies combine to establish high levels of demand for our corn oil extraction technology.

Significant Cost and Risk Management Advantage

The price of refined biodiesel is primarily related to the price of petroleum diesel and it typically sells at a premium to petroleum diesel due to governmental mandates and incentives for use of biodiesel, as well as environmental factors and other market drivers. The profitability of biodiesel production is largely determined by the difference between the cost of feedstocks, which are agricultural commodities that are not correlated to the price of petroleum diesel and the price for refined biodiesel.

Our extraction technology provides us with access to corn oil supplies for our own use in the production of biodiesel. Importantly, the price we pay for the corn oil we extract equates to a substantial discount to the cost of comparable vegetable oils, animal fats, cooking greases and the other feedstocks necessary for biodiesel production.

The graphs below compare the historical market prices for the past four years for biodiesel, soybean oil, choice white grease, and yellow grease with the estimated and actual historical prices for the corn oil we extract at 50% of the price of diesel ("GS Corn Oil") (all prices have been adjusted to account for a 7.5% yield loss on conversion of the feedstock into biodiesel).

The graph on the right assumes total refining costs of $1.00 per gallon and it compares the estimated operating income that a biodiesel producer would generate when refining soybean oil, choice white grease, yellow grease and GS Corn Oil into biodiesel during February 2009.

GreenShift's operating income break-even point ("GS Break Even") is shown by the black hashed line - note that there is always a positive spread between GreenShift's biodiesel sales line and the GS Break Even line.

These graphs underscore the significance of the cost and risk management advantage available exclusively to GreenShift by virtue of our corn oil extraction technology and the structure of our corn oil program.

While the capital intensity of our business model is more than that of competing biodiesel producers (about $3.00 per gallon of installed capacity including extraction), we believe that our model is superior to conventional production models on a risk adjusted basis. Note the following significant advantages from the graphs below:

>> Lowest Cost Feedstock. The price we pay for the corn oil we extract equates to a substantial discount to the cost of comparable animal fats, vegetable oils and cooking greases ("FOGs") that are traditionally used for biodiesel production. This can be seen in the left graph below on a pro forma historical basis and on an estimated basis for February 2009.

>> Hedged Purchase Price. We have hedged our margins to our off take market by linking the purchase of our feedstock to diesel. We consequently have the ability to remain profitable while the margins of competing producers tighten or are subject to increased volatility in the commodity markets. This is a dramatic advantage and can be seen on a pro forma historical basis for the previous 4 years in the left graph below (operating income is shown in the white area between the sold black line and the grey area below). This and the fact that our extraction agreements include terms of ten years or more form the basis of a production advantage that we believe to be extremely significant.

While break even operating income is possible for efficient refiners using choice white grease, the slightest increase in feedstock cost or decrease in efficiency (increase in yield loss and/or operating expenses) will cause refiners to burn cash. The top chart below shows the impact on the operating income of a biodiesel refiner that exclusively uses choice white grease as its feedstock with increases and decreases in crude oil and choice white grease pricing at 10 million gallons per year and 7.5% yield loss. The intersection of the shaded areas mark the operating income under current market conditions and the diagonal line is the loss frontier of the refiner with movement in the stated variables.

CRUDE OIL       $   25.00  $    35.00  $   45.00  $   55.00  $   65.00  $    75.00  $   85.00  $   95.00  $    105.00
---------------------------------------------------------------------------------------------------------------------
Operating Income of Conventional Refinery ($000/year)
-------------------------------------------
Diesel ($/gal)  $     0.83  $    1.16  $    1.49  $    1.82  $    2.15  $    2.48   $    2.81  $    3.14  $      3.47
---------------------------------------------------------------------------------------------------------------------
                                                             Choice White ($/gallon)
                -----------------------------------------------------------------------------------------------------
$        (.99)    (3,248)          52      3,352      6,652      9,952      13,252     16,552     19,852       23,152
$       (1.22)    (5,713)     (2,413)        887      4,187      7,487      10,787     14,087     17,387       20,687
$       (1.44)    (8,178)     (4,878)    (1,578)      1,722      5,022       8,322     11,622     14,922       18,222
$       (1.67)   (10,643)     (7,343)    (4,043)      (743)      2,557       5,857      9,157     12,457       15,757
$       (1.90)   (13,108)     (9,808)    (6,508)    (3,208)         92       3,392      6,692      9,992       13,292
$       (2.13)   (15,573)    (12,273)    (8,973)    (5,673)    (2,373)         927      4,227      7,527       10,827
$       (2.36)   (18,038)    (14,738)   (11,438)    (8,138)    (4,838)     (1,538)      1,762      5,062        8,362
$       (2.58)   (20,502)    (17,202)   (13,902)   (10,602)    (7,302)     (4,002)      (702)      2,598        5,898
$       (2.81)   (22,967)    (19,667)   (16,367)   (13,067)    (9,767)     (6,467)    (3,167)        133        3,433
$       (3.04)   (25,432)    (22,132)   (18,832)   (15,532)   (12,232)     (8,932)    (5,632)    (2,332)          968
---------------------------------------------------------------------------------------------------------------------
Operating Income of GreenShift Corn Oil Biodiesel Refinery ($000/year)
------------------------------------------------------------
                                                             Corn Oil ($/gallon)
                 ----------------------------------------------------------------------------------------------------
$       (0.25)         --          --         --         --         --          --         --         --           --
$       (0.41)      3,791          --         --         --         --          --         --         --           --
$       (0.58)         --       5,307         --         --         --          --         --         --           --
$       (0.74)         --          --      6,823         --         --          --         --         --           --
$       (0.91)         --          --         --      8,339         --          --         --         --           --
$       (1.07)         --          --         --         --      9,855          --         --         --           --
$       (1.24)         --          --         --         --         --      11,372         --         --           --
$       (1.40)         --          --         --         --         --          --     12,888         --           --
$       (1.57)         --          --         --         --         --          --         --     14,404           --
$       (1.73)         --          --         --         --         --          --         --         --       15,920
---------------------------------------------------------------------------------------------------------------------
Per Gallon      $    0.38  $     0.53  $    0.68  $    0.83  $    0.99  $     1.14  $    1.29  $    1.44  $      1.59
---------------------------------------------------------------------------------------------------------------------

GreenShift's hedged model presents a stark contrast. The empty space in the bottom chart is due to the fact that corn oil is indexed to diesel spot and the cost cannot be more or less than a percentage of each diesel price. Not only are the pro forma operating income for the GreenShift refinery much greater at a throughout 10 million gallons per year, but refining losses are entirely mitigated. The per gallon data at the bottom of the chart show GreenShift's pro forma operating income per gallon for the stated crude oil prices. With our extraction technology, process know-how, internalization of biodiesel refining capability and an innovative market offering that allows ethanol producers to extract oil for no investment, we have linked our costs to our sales and created what remarkably appears to be the only sustainable biofuel model in existence today.

Commercialization Expertise

Our management team has developed our corn oil extraction, biodiesel and related technologies and is directly responsible for the methodical execution of our go-to-market plans to date:

1. We invested heavily in the development of our extraction and refining technologies and in the protection of our intellectual properties;

2.   We sold equipment based on prototypes of our technologies to early adopters
     (a) to stimulate cash flows, (b) to refine design parameters and go-to-market assumptions, and (c) to eliminate technology risk while
     proving  our  value  proposition  to  prospective   clients  and  financial
     partners;

3. We used our technology positioning to execute long-term contracts for over 40 million gallons per year of hedged feedstock;

4. We raised the capital we needed to construct our first wave of extraction facilities;

5. We acquired a strategically-compatible biodiesel refinery that was built with our own technology from one of our early adopters (a) to maximize the value of our extracted corn oil, (b) to avoid the credit and other risks presented by third party biodiesel producers with cash flows dependent on conventional feedstocks, and (c) to ensure our ability to generate consistent returns for our investors; and,

6. We entered into agreements with a highly strategic investor with the financial and other resources needed to accelerate, amplify and fully capitalize our go-to-market activities.

Nearly every member of our management team, including our CEO, COO and CTO, as well as all of our senior engineering and technical staff has significant operational, chemical processing, extraction and refining experience involving agricultural, municipal, industrial and hazardous materials. We believe that this is a critical advantage in the new biofuels industry where qualified operational talent is in great demand and producers often lack the processing experience to manage their production facilities in a safe, compliant and profitable manner.

CleanTech Portfolio

Our founding mission is to catalyze disruptive environmental gains by streamlining the flow of natural resources through commerce to induce a great many people and companies to make incremental environmental contributions that are collectively very significant.

We are working to make this a reality today by enabling the increased production and use of biomass-derived fuels and other carbon-neutral products. Our corn oil extraction technologies are the prototypical example of our model. Our extraction technologies help to decrease the use of diesel fuel, natural gas, coal and other fossil fuels while increasing the economic viability and sustainability of both biodiesel and corn ethanol.

While corn ethanol contributed over $65 billion to the GDP by offsetting 7% of America's fossil fuel needs in 2008, many technologists have abandoned the corn ethanol industry in favor of cellulosic ethanol development. We believe that this is ill-advised; that the path to cellulosic ethanol is through the corn ethanol industry; and that the established first generation corn ethanol infrastructure is the only practical pathway in North America to cost-effectively increase the production and use of carbon-neutral biofuels on globally-meaningful scales. To accomplish this in a competitive and environmentally superior way, the installed base of first generation corn ethanol facilities will need to evolve to achieve significantly improved production efficiencies. We intend to make a material positive contribution to that evolution.

We have developed an entire portfolio of innovative biological, chemical and physical technologies with a view towards shifting the U.S. corn ethanol complex into increased financial and environmental sustainability.

We intend to leverage our existing extraction platform to drive the convergence of cellulosic and corn ethanol. Our portfolio Cellulosic Corn(TM) technologies include a number of (a) feedstock conditioning, (b) oil production, extraction and refining, and (c) energy and carbon mitigation technologies, all designed to facilitate the following key goals:

>>   Increase the net energy balance of biofuel derived from corn;

>>   Increase profitability of corn ethanol;

>>   Decrease amount of petroleum burned to make corn derived biofuel;

>>   Increase nutritional content of corn ethanol co-products;

>> Convert the carbon dioxide emitted from corn ethanol production into liquid fuels and other products;

>>   Diversify the biomass mix accepted and produced by corn ethanol facilities;

>>   Decrease the commodity and financial risk profile of corn ethanol;

>> Standardize corn-friendly cellulosic technology by building on the existing corn ethanol complex; and,

>> Enhance the competitive positioning of corn ethanol in the domestic and global markets.

GreenShift's patented and patent-pending feedstock conditioning technologies are designed to increase the availability of fermentable sugars in whole corn and enable corn ethanol producers to diversify their feedstock mix by accepting and processing corn cobs, stover and cellulosic biomass into additional biofuels. Key goals include increasing ethanol and extracted corn oil yields, decreasing raw material and utility costs, and improving the value of distillers grain. Achievement of these goals can be expected to enhance the profitability of first generation corn ethanol producers while decreasing their sensitivity to commodity and financial risk. These technologies have been demonstrated at the bench and pilot scale.

Our oil production, extraction and refining technologies include our existing commercialized corn oil extraction and refining technologies but also include our new patent-pending Cellulosic Oil(TM) process, which has demonstrated (at bench scales) the ability to increase oil extraction yields to more than 10 gallons for every 100 gallons of corn ethanol produced - an increase of more than 50% over our current proven yield of 6.5 gallons for every 100 gallons of ethanol produced. Cellulosic Oil(TM) technology has the potential to increase oil yields even higher while favorably impacting the nutritional qualities of distillers grain by conditioning and converting cellulosic and other biomass into additional oil and feed products. We achieve this with a synergistic combination of feedstock conditioning and low-energy bioreactor technologies that are also designed to reduce the energy needs of the host ethanol producer while using the full throughput capacity of our existing extraction facilities.

GreenShift's patent-pending biodiesel refining technologies intensify the chemical reactions under which biodiesel refining occurs. We are consequently able to complete the biodiesel refining process in minutes instead of hours under true continuous flow conditions - at a much smaller scales, and at reduced capital and operating costs as compared to traditional processes. Our biodiesel refining technologies are designed to integrate with our extraction technologies at our client ethanol facilities for direct onsite refining of corn oil and Cellulosic Oil(TM) into biodiesel.

Our patented and patent-pending energy and carbon mitigation technologies rely on the balanced and synergistic application of several biological, chemical and physical technologies to cost-effectively decarbonize ethanol production by converting carbon dioxide emissions into liquid fuels and other value-added products. These technologies have also been demonstrated at bench scales.

We have applied for grant financing to support the construction of pilot facilities based on each of our Cellulosic Corn(TM) technologies. We are also in discussions with targeted early-adopters involving the testing and commercial demonstration of each technology.

BUSINESS STRATEGY

Capitalize Production and Construction Activities

Given the nature of our competitive advantages and the current and foreseeable dynamics in our corn ethanol and biodiesel industries, the highest and best use of our resources and our primary objective is to finance and build as many corn oil extraction facilities as possible, as quickly as possible.

Our extraction technologies have a capital intensity of about $2.00 per gallon of installed capacity. Building the capacity needed to refine the extracted oil into biodiesel will cost an additional $1.00 per gallon installed capacity. Thus, 40 million gallons per year of extraction and biodiesel refining capacity will cost an estimated $120 million to build. We specifically designed our extraction business model to facilitate the completion of financing of this magnitude and more. 40 million gallons per year of corn oil derived biodiesel would generate about $27.2 million in annualized EBITDA under current market conditions. This amount of cash flow could service debt with a coverage ratio in excess of 2.0, assuming a 70% debt to equity ratio, a 10 year amortization, and crude oil at $45 per barrel for the entire term of the debt. Our coverage ratio in this example would increase to more than 3.0 with crude oil at $65 per barrel, and decrease to 1.0 with crude oil at about $25 per barrel.

We believe that our ability to insulate financial partners by hedging our substantial refining margins for ten years and longer is unique in the renewable fuels industry. In addition, we believe that our entire 40 million gallon per year contracted extraction backlog is shovel-ready and is likely to be very qualified for loan guarantees and other forms of public financing. President Obama and his staff have clearly stated positive policy goals for the biofuels industry. Secretary of Energy Chu has remarked that corn oil should be extracted for conversion into biofuel, and Secretary Vilsack, the head of the U.S. Department of Agriculture, has stated that increasing the corn ethanol blend ratio in gasoline is likely to put more biofuel on the streets more quickly than ethanol from non-corn sources. This concept, the speed in which the corn ethanol industry can be leveraged to affect change, is a central theme of our commercialization strategy.

Restructure

We have historically raised capital in the form of convertible debt that was structured in ways that were favorable from a cash flow perspective and less favorable from an equity perspective. Our ability to meet the debt service requirements of this financing by issuing common stock allowed us to conserve cash flows while we developed and refined our technological capabilities into commercially-viable production capabilities. While the majority of this debt is not due until December 31, 2011, the magnitude of this debt ($33 million) can be expected to make raising additional equity capital difficult. We are consequently exploring opportunities to restructure this debt as soon as possible. We also have some inactive and non-strategic investments that we intend to dispose or liquidate.

Maximize the Strategic Value of our Clean Technologies

We plan to use our market and technology positioning to acquire as much extraction market share and strategic cash flows as we can, as quickly as we can. We invested heavily in the development of an intellectual property portfolio based on feedstock ownership and margin protection. The history of the biodiesel industry has proven that our strategy was correct and that our investment in intangible assets to secure feedstock in lieu of physical production assets without feedstock was justified. Most of the existing U.S. biodiesel fleet is offline and the refineries that are operating are doing so with low and volatile margins that yield low enterprise valuations. We believe that this environment presents us with compelling consolidation opportunities. Our intellectual properties, feedstock ownership and hedged refining margins position us to acquire qualified biodiesel production assets on favorable terms. This can minimize the capital intensity of our expansion and accelerate our construction efforts. We are currently exploring a number of opportunities in this regard.

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

During 2007, the Company completed development and initiated cash flows with two of its new technologies - its patented and patent-pending corn oil extraction and biodiesel refining technologies. The Company's broader development activities were subsequently curtailed and the Company restructured its operations based on the go-to-market requirements of these two technologies.

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

2006 - 2007       Pilot stage operations based on corn oil extraction and biodiesel technologies
                  Name of company during this time frame: GS CleanTech Corporation

2007 - Present    Commercial scale operations based on corn oil extraction and biodiesel technologies
                  Name of company during this time frame: GreenShift Corporation


ORGANIZATIONAL STRUCTURE

We conducted our operations during the fiscal year ended December 31, 2008 in the following segments:
>>       Equipment & Technology Sales
>>       Culinary Oil Production & Sales
>>       Biofuels Production & Sales

As of December 31, 2008, the Company administered its operations through three tier 1 subsidiaries: GS CleanTech Corporation, GS Design Services, Inc. and GS AgriFuels Corporation. The following is an outline of our organizational structure as of December 31, 2008:

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

2.     GS Design, Inc. (100%)                                                     Active                  Operating
         Bollheimer & Associates, Inc. (100%)                                     Active                  Operating
         GS Rentals, LLC (100%)                                                   Active                    Holding

3.     GS AgriFuels Corporation (100%)                                            Active                    Holding
         NextGen Acquisition, Inc. (100%)                                         Active                    Holding
           NextGen Fuel, Inc. (100%)                                              Active                    Holding
         Sustainable Systems, Inc. (100%)                                         Active                    Holding
           Sustainable Systems, LLC (100%)                                        Active                  Operating
           ZeroPoint Clean Tech, Inc. (about 10%)                                               Minority Investment

MINORITY INVESTMENTS

ZeroPoint Clean Tech, Inc.

ZeroPoint Clean Tech, Inc. is a renewable energy technology and project development company. ZeroPoint believes that it has developed a highly efficient biomass gasification process capable of converting biomass into renewable synthesis gas to create carbon-neutral energy. Additional information on ZeroPoint is available online at www.zeropointcleantech.com. In addition to being an investor in ZeroPoint, we hold the exclusive rights to use or market the ZeroPoint biomass gasification technology in the North American corn ethanol industry, as well as the right to use this technology on a non-exclusive basis in other fields of use.

INTELLECTUAL PROPERTIES

GreenShift Corporation holds a number of patent-applications, licenses and trademarks. GreenShift, the GreenShift Logo, the Tornado Generator, Cellulosic Oil, and Cellulosic Corn brand names, and the Natural Solutions and A Clear Vision for a Better Environment taglines are all registered trademarks of GreenShift Corporation.

We protect our intellectual properties through a combination of patents, patent applications, license and distribution agreements, common law copyrights and trade secrets. The first of our patents does not expire until 2019. All of our technical employees enter into confidentiality, non-competition and invention assignment agreements. We also require our vendors, customers and others to enter into confidentiality agreements of varying scope and duration prior to being given access to our proprietary information regarding our technology. There can be no assurance that such measures will be adequate to protect our technologies.

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

EMPLOYEES

GreenShift Corporation currently has 38 full-time employees as of April 15, 2008. In addition to its executive officers, GreenShift Corporation employs sales personnel, staff engineers, process managers, maintenance managers, administrative personnel and general facility technicians. There is no union representation for any of our employees.

ITEM 1A  RISK FACTORS

There are many important factors that have affected, and in the future could affect, GreenShift's business, including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

RISKS RELATING TO ECONOMIC CONDITIONS AND THE FINANCIAL MARKETS

We have been unable to close on sufficient working capital financing replace previously committed sources of working capital. We accordingly lack sufficient liquidity to operate our biodiesel refining and oilseed crushing operations and there can be no assurances that we will be able to sufficiently capitalize these operations or that we will be able obtain the additional capital we require to implement our business plan. These factors raise substantial doubt about our ability to operate as a going concern.

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

Distressed industry conditions may severely constrain our ability to access new debt financing.

The capital markets experienced volatility and disruption during late 2008 and early 2009. As a result of these conditions, securing credit commitments from lenders and refinancing existing credit facilities is difficult. Our operating cash flow is dependent on our ability to profitably operate our businesses and overall commodity and financial market conditions. In addition, we need to raise additional debt financing to fund growth of our businesses. In this market environment, we have limited access to debt financing. This could cause us to defer or cancel growth projects, reduce our business activity or, if we are unable to meet our debt repayment schedules, cause a default in our existing debt agreements. These events could have a materially adverse effect on our operations and financial position.

We are exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract with us.

We install our extraction facilities at corn ethanol facilities which are subject to substantial market risk. This may result in concentrations of credit risk insofar as our ability to produce corn oil from our extraction facilities is dependent on the ability of the host ethanol facility to sustain its operations. The inability of a third party ethanol producer to sustain operations may cause us to experience losses and may adversely impact our liquidity.

RISKS ATTENDANT TO OUR BUSINESS

Our external auditors have included an explanatory paragraph in their audit report raising substantial doubt as to the Company's ability to continue as a going concern due to the Company's history of losses, working capital deficiency and cash position.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from continuing operations of $49,568,926 for the year ended December 31, 2008. As of December 31, 2008 the Company had $288,495 in cash, and current liabilities exceeded current assets by $61,329,216 which included convertible debentures of $11,665,309, net of discounts, accrued interest payable of $6,856,224, derivative liabilities of $3,869,771, $3,979,437 in purchase obligations, $4,821,738 in amounts due to the prior owners of our oilseed crush facility and $1,512,325 in related party debt. None of these items are required to be serviced out of the Company's regular cash flows and the Company's working capital deficit net of these amounts is $28,550,803. These matters raise substantial doubt about the Company's ability to continue as a going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from continuing operations of $49,568,926 for the year ended December 31, 2008. As of December 31, 2008 the Company had $288,495 in cash, and current liabilities exceeded current assets by $61,329,216 which included convertible debentures of $11,665,309, net of discounts, $3,979,437 in purchase obligations, $4,821,738 in amounts due to the prior owners of our oilseed crush facility, and $1,512,325, net of discounts in related party debt. None of these items are required to be serviced out of the Company's regular cash flows and the Company's working capital deficit net of these amounts is $39,350,407. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

The results of operations, financial condition and business outlook of our oilseed crush facility will be highly dependent on our access to working capital and commodity prices, which are subject to significant volatility and uncertainty, and the availability of supplies, so our results could fluctuate substantially.

The results of operations of our oilseed crush facility are substantially dependent on working capital and different commodity prices, especially prices for oilseed and materials used in the construction of our expansion project. As a result of the volatility of the prices for these items, our results may fluctuate substantially and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses. Although we may attempt to offset a portion of the effects of fluctuations in prices by entering into forward contracts to supply biodiesel or purchase feedstock or other items or by engaging in transactions involving exchange-traded futures contracts, the amount and duration of these hedging and other risk mitigation activities may vary substantially over time and these activities also involve substantial risks.

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

The U.S. biodiesel and ethanol industries are highly dependent upon myriad of federal and state legislation and regulation and any changes in legislation or regulation could materially and adversely affect our results of operations and financial position.

Our corn oil extraction model relies on the ethanol market (to purchase corn oil) and the biodiesel market (to sell the biodiesel we refine from our corn oil). The production of biodiesel and ethanol is made significantly more competitive by federal and state tax incentives. The federal excise tax incentive program for biodiesel was originally enacted as part of the American Jobs Creation Act of 2004, but is scheduled to expire on December 31, 2008. This program provides fuel blenders, generally distributors, with a one-cent tax credit for each percentage point of vegetable oil derived biodiesel blended with petroleum diesel. For example, distributors that blend soybean-derived biodiesel with petroleum diesel into a B20 blend would receive a twenty cent per gallon excise tax credit. The program also provides blenders of recycled oils, such as yellow grease from restaurants, with a one-half cent tax credit for each percentage point of recycled oil derived biodiesel blended with petroleum diesel. For example, distributors that blend recycled oil derived biodiesel with petroleum diesel into a B20 blend would receive a ten cent per gallon excise tax credit. In addition, approximately thirty-one states provide mandates, programs and other incentives to increase biodiesel production and use, such as mandates for fleet use or for overall use within the state, tax credits, financial grants, tax deductions, financial assistance, tax exemptions and fuel rebate programs. These incentives are meant to lower the cost of biodiesel in comparison to petroleum diesel. The elimination or significant reduction in the federal excise tax incentive program or state incentive programs benefiting biodiesel may have a material and adverse effect on our results of operations and financial condition.

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

As of December 31, 2008, we had approximately 75 full time equivalent employees. The number of individuals with experience in biofuels production is considerably smaller than the number of jobs available for such individuals. We will have to offer substantial incentives in order to obtain the services of individuals with useful experience in the production of biodiesel and ethanol. As a result, our labor costs may be greater than they would be in a less dynamic industry. On the other hand, if we are unable to employ the qualified individuals that we will need, our business may fail.

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

We guaranteed $19 million in debt incurred by our subsidiary, GS AgriFuels Corporation and it is likely that in the future we will provide guarantees of other debts incurred by our subsidiaries. These guarantees will subject our assets to the risk of the failure of a subsidiary whose debt we have guaranteed. If, for example, we were forced to satisfy our guarantee of GS AgriFuels debt, to do so we would have to liquidate our holding in our successful subsidiaries. Such a result could eliminate the value of our shareholders' investments.

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

As of December 31, 2008, we had approximately $55,795,000 in total debt. Our ability to incur additional debt could adversely affect our business and restrict our operating flexibility. We face several risks relating to our need to complete additional financings in the future. We must satisfy the closing conditions for each drawdown of our $10,000,000 construction credit facility. We must also secure additional financing to build our planned corn oil extraction and biodiesel production facilities. We anticipate that 50,000,000 gallons per year of extraction and biodiesel production will cost approximately $150,000,000 to build. However, there can be no assurances that costs may not be greater depending on site conditions, costs of materials, labor costs, engineering and design changes and other potential cost and integration overruns. The financing may consist of debt but may also consist of common or preferred equity, project financing or a combination of these financing techniques. Additional debt will increase our leverage and interest expense and will likely be secured by certain of our assets; additional equity or equity-linked financings may have a dilutive effect on our equity and equity-linked securities holders. It is likely that the terms of any project financing would include customary financial and other covenants on our project subsidiaries, including restrictions on the ability to make distributions to the parent company, to guarantee the debts of the parent company and to incur liens on the refineries of such project subsidiaries, among others.

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

ITEM 2            DESCRIPTION OF PROPERTIES

GreenShift's corporate headquarters is located in New York, New York. The New York lease is a five year lease terminating in June 2011. The monthly lease payment is $8,800. The Company maintains its engineering and manufacturing services in Alpharetta, Georgia. The Alpharetta lease is a three year term terminating in February 2011. The monthly lease payment is $1,480. The Company maintains its manufacturing facilities in Ottoville and Van Wert, Ohio. The Van Wert facility is on a month to month lease. The monthly lease payments are $5,000 and $3,200, respectively. The Company maintains its oil seed crushing facility, office space and warehouse in Missoula, Montana. The terms of the leases are from month to month. The monthly lease payment is $421 and $650, respectively. The Company maintains its biodiesel facility and office space in Adrian, Michigan.

The following table identifies all of the locations where the Company carries on operations. Locations in which our property interest is identified as "Operating Agreement" are third party ethanol plants where we have located our corn oil extraction equipment under the terms of an operating agreement where we retain title to our facility.

Location                                    Nature of Operation                                  Property Interest
------------------------------------------------------------------------------------------------------------------
New York, New York                          Corporate Headquarters                                           Lease
Alpharetta, Georgia                         Engineering and Technology Sales                                 Lease
Ottoville, Ohio                             Equipment Manufacturing                                          Owned
Van Wert, Ohio                              Equipment Manufacturing                                          Lease
Missoula, Montana                           Culinary Oilseed Marketing                                       Lease
Culbertson, Montana                         Culinary Oilseed Production                                      Owned
Adrian, Michigan                            Biodiesel production facility                                    Owned
Oshkosh, Wisconsin                          Corn Oil Extraction                                Operating Agreement
Medina, New York                            Corn Oil Extraction                                Operating Agreement
Riga, Michigan                              Corn Oil Extraction                                Operating Agreement
Marion, Indiana                             Corn Oil Extraction                                Operating Agreement

ITEM 3            LEGAL PROCEEDINGS

The Company is party to the matter entitled O'Brien &Geree Limited, et al v. NextGen Chemical Processors, Inc., et al., which action was filed in the Supreme Court of the State of New York. The verified complaint had sought performance of and damages relating to certain service and related agreements, plus attorney's fees and costs. This matter relates to the provision by plaintiffs of certain engineering services to NextGen Chemical Processors, Inc. ("NCP") during 2005 and 2006. NCP is owned by the former shareholders of NextGen Fuel, Inc., subsidiary. On September 19, 2007, the Supreme Court of the State of New York dismissed a significant portion of O'Brien & Gere's complaint with prejudice. Management does not believe that there is a reasonable probability that the claims made against NextGen Fuel by the plaintiffs in this litigation indicate that a material loss has occurred. Accordingly, an estimate of loss cannot be made at this time and no accrual has been made in connection with those claims.

The Company's GS AgriFuels subsidiary is party to the matter entitled GS AgriFuels Corporation v. Chaykin, et al. The action was filed in the Supreme Court of the State of New York, County of New York, on February 2, 2009. The Complaint seeks damages for defendants' fraudulent misrepresentations, tortious interference, breach of acquisition agreements and related claims. GS AgriFuels initiated this litigation and intends to prosecute the case vigorously. The defendants filed a separate action entitled Max, et al. v. GS AgriFuels Corporation, et al. in response to GS AgriFuels' Complaint. The case was only recently commenced and Management is unable to evaluate the probability of an unfavorable outcome at this time.

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

Period                                                    High                       Low
----------------------------------------------------------------------------------------
2007 First Quarter                                      0.0044                    0.0034
2007 Second Quarter                                     0.0145                    0.0106
2007 Third Quarter                                       0.008                    0.0075
2007 Fourth Quarter                                      0.300                    0.1620

2008 First Quarter                                       0.130                     0.100
2008 Second Quarter                                      0.095                     0.070
2008 Third Quarter                                       0.060                     0.040
2008 Fourth Quarter                                      0.035                     0.023

Title of Class              Approximate Number of Holders of Record as of April 15, 2008
Common Stock, 0.001 par                                                              929

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

SALE OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during the 4th quarter of 2008.

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2008.

ITEM 6            SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

GreenShift Corporation ("we," "our," "us," "GreenShift," or the "Company") develops and commercializes clean technologies that facilitate the efficient use of natural resources.

We do this today by developing and using innovative technologies to produce biofuel and other biomass-derived products. Our strategy is to use our technologies to become a leading producer of biomass-derived products, and to do so at enhanced cost and risk profiles by extracting and refining raw materials that other producers cannot access or process.

We have created a business model based on feedstock ownership and margin protection that is unique among biofuel producers and that positions us in historic times at the intersection of the corn ethanol and biodiesel industries. There are no other technologies that have been developed, commercialized and integrated into the corn ethanol industry today that have produced anything approaching the yield improvement and energy savings demonstrated by our patent-pending corn oil extraction technologies; and, our biodiesel refining technologies have been shown to convert our extracted corn oil into the highest quality biodiesel currently produced in the U.S.

Our corn oil extraction offering is structured to provide 100% of the capital needed to build and integrate turn-key, skid-mounted facilities based on our extraction technologies into corn ethanol facilities in return for the long-term right to purchase the extracted oil for a fair price that is indexed to diesel fuel prices. We refine the corn oil that we extract into biodiesel, which is then sold at rates that are also indexed to diesel fuel prices. This makes our business model more comparable to traditional oil and gas models than it is to other biofuel models since we own our own `wellheads' and we have hedged our refining margins. We believe that this gives us the ability to remain profitable (after achieving break-even production levels) when most biodiesel producers are forced to shut down.

Our corn oil extraction technologies are widely considered to be the quickest path for margin improvement for corn ethanol producers today. We have proven that we can extract upwards of 6.5 million gallons of corn oil per year for every 100 million gallons of ethanol produced. This corresponds to a 7% increase in the gallons of biofuel produced per bushel of corn from 2.8 to 3.0 gallons per bushel.

This extraction rate also translates to 680 million gallons per year of inedible feedstock that we can make for conversion into advanced biofuel with the U.S. corn ethanol fleet producing 10.5 billion gallons per year. We hold a 6% share of this market opportunity today; we are currently under contract to install more than 40 million gallons per year of shovel-ready corn oil extraction facilities at ethanol facilities throughout the U.S. This corresponds to annualized revenue and operating income of about $92 million and $27 million, respectively, at current market prices. Our primary goal is to obtain the new financing we will need to build and operate the extraction and refining infrastructure necessary to achieve these results.

We currently own four corn oil extraction facilities that are located in Oshkosh, Wisconsin, Medina, New York, Marion, Indiana, and Riga, Michigan. We have also installed one facility in Albion, Michigan under a modified version of our market offering where our client paid us to build the extraction facility. We have the long-term right (10 years or more) to buy the oil extracted from the Albion facility but the client retains ownership of the extraction assets and is paid a higher price for the corn oil extracted than we pay to our other clients. These facilities collectively have a nameplate capacity in excess of 6.5 million gallons per year of corn oil.

We also own a 10 million gallon per year biodiesel refinery located in Adrian, Michigan and an oilseed crushing facility in Culbertson, Montana. Both of these facilities are currently idled pending the completion of additional working capital financing, which we hope to obtain as soon as possible. Until this occurs, the oil that we produce from our installed extraction facilities will be sold as a feedstock to third party renewable fuel producers.

We believe that we have a financeable business model based on our technology and market positioning, and we are currently focused on securing the capital resources we need to operate our existing facilities and to build our contracted backlog of corn oil extraction facilities.

Plan of Operations

During the year ended December 31, 2008, we produced and sold about 1,339,750 gallons of biodiesel, 1,223,562 gallons of crude corn, about 762,903 gallons of culinary oils and about 6,464 tons of animal feed. We also manufactured and sold biodiesel refining and other equipment for third party clients during 2008.

Our plans for 2008 originally involved the financing and construction of a number of our corn oil extraction facilities, the construction or other internalization of biodiesel refining capability, and the completion of significant additional financing to build our contracted backlog of extraction facilities.

We closed on a portion of the financing we needed to build our initial extraction facilities in January 2008, we acquired our biodiesel refinery in May 2008, and we executed a term sheet in July 2008 and then definitive investment agreements in December 2008 with GE Energy Financial Services for in excess of $38 million in project equity financing to execute on our backlog.

Unfortunately, unprecedented volatility in the global financial and commodity markets intervened before we were able to complete construction and initiate production with the amount of corn oil extraction facilities we needed to achieve break-even cash flow. The adverse conditions in the financial markets during the third and fourth quarters of 2008 resulted in the loss of previously committed sources of liquidity during the second half of 2008. We believe that these market conditions were also responsible for the failure of our $38 million project equity financing to close during the first quarter 2009 as called for by the relevant December 2008 investment agreements.

As a result of these events, we halted all construction activities and idled our biodiesel refining and oilseed crush operations. We also reduced overhead during the latter half of 2008, we cut headcount down to 75 as of December 31, 2008 and to 38 as of April 1, 2009, and we shut-down our equipment manufacturing operations.

We have arranged for bridge financing to cover essential overhead needs and we expect to be able to continue to rely on similar financing for the foreseeable future pending the resurrection of our working capital resources and the completion of sufficient construction financing. Until this occurs, the oil that we produce from our installed base of extraction facilities will be sold as a feedstock to third party renewable fuel producers.

Results of Operations

The following table sets forth, for the periods presented, revenues, expenses and net income in our condensed consolidated statement of operations, as well as other key financial and operating data:

                                                                  12/31/08                  12/31/07
                                                             ---------------------------------------
Summary Statement of Operations:
Revenue ..................................................   $ 23,616,662               $ 14,680,387
Cost of revenues .........................................     20,251,865                 13,087,788
  Gross profit ...........................................      3,364,797                  1,592,599

Selling, general and administrative expenses .............     41,260,720                  21,508,878
   Income (loss) from operations .........................    (37,895,923)               (19,916,279)

Other income (expense), net ..............................    (11,520,558)                (5,606,786)
   Lossbefore minority interest and taxes ................    (49,416,481)               (25,523,065)

Minority interest in net loss of consolidated subsidiaries         15,327                 (1,265,762)
 (Provision for) benefit from income taxes ...............       (152,445)                   (51,545)
Income from discontinued operations ......................     (2,739,735)                 2,533,309
Preferred dividends ......................................           --                     (151,875)
   Net loss ..............................................   $(52,293,334)              $(24,458,938)

Other financial data:
Net cash flows (used in) provided by operating activities       3,419,511                  2,864,508
Net cash flows (used in) provided by investing activities     (10,910,629)                (4,276,647)
Net cash flow (used in) provided by financing activities .      7,292,620                    273,545
   Net (decrease) increase in cash and cash equivalents ..       (198,498)                (1,138,594)

Other non-GAAP financial performance data:
EBITDA ...................................................  $ (21,286,938)              $(11,769,500)

Operating data:
Corn oil extracted (gallons) .............................      1,223,562                    184,499
Biodiesel produced (gallons) .............................      1,339,750                       --
Average gross price of biodiesel sold per gallon ($) .....  $        3.68               $       --
Culinary oils produced (gallons) .........................        762,903                  1,083,583
Animal feed produced (tons) ..............................          6,464                      9,793

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

Components of Revenue

Our principal sources of revenue during the year ended December 31, 2008 derived from the following activities:

>>       Equipment & Technology Sales

>>       Culinary Oil Production & Sales

>>       Biofuel Production & Sales

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Total revenues for the twelve months ended December 31, 2008 were $23,616,662, representing an increase of $8,936,275, or 60.9 %, over the twelve months ended December 31, 2007 revenues of $14,680,387. Revenue for the year ended December 31, 2008 included

>>       $6,871,541 in revenue from equipment and technology sales,

>>       $8,362,534 million from culinary oil production and sales,

>>       $8,382,587 from the sales of corn oil for biofuel production.

In the comparable period of the prior year, revenue totaled $14,680,387, of which $5,087,451 was attributable to culinary oil sales and $9,101,281 from equipment sales and $491,655 from the sales of corn oil for biofuel production.

The increase in revenue during 2008 was primarily due to sales of biodiesel production equipment to third party clients, the acquisition of our biodiesel production facility in May 2008, and the onset of operations at our Medina, New York, Marion, Indiana and Riga, Michigan corn oil extraction facilities during the first, third and fourth quarters of 2008.

Revenues in 2008 decreased to the extent that the Company sold its environmental services business during January 2008 (in return for a $2,000,000 reduction of the Company's debt to YA Global Investments, LP). Management believes that these decreases will be offset by increases in our other business segments in the future.

We commissioned our Medina, New York, Marion, Indiana and Riga, Michigan corn oil extraction facilities during the first, third and fourth quarters of 2008, respectively, and we partially completed several additional extraction facilities during 2008. While we are currently producing and selling corn oil from our installed extraction facilities, all biodiesel refining and construction activities are currently suspended pending the completion of the additional financing that we need to operate our biodiesel refinery and to continue construction.

Cost of Revenues

Cost of revenues for the twelve months ended December 31, 2008 were $20,251,865 or 85.8% of revenue compared to $13,087,788, or 89.2% of revenue for the same period in 2007.

Cost of revenues for the Company's oilseed crush facility, which was acquired in March 2007, were $7,631,614 for the twelve months ended December 31, 2008 as compared to $5,384,135 from the period of acquisition in March 2007 through December 31, 2008, and were primarily attributable to oilseed purchases and direct labor. Cost of revenue for our equipment and technology sales business were $5,074,122 for the twelve months ended December 31, 2008 as compared to $7,187,047 for the same period in 2007. This decrease was attributable to the decreased costs associated with the biodiesel production equipment sold to third party clients. During the twelve months ended December 31, 2008, the Company's biofuel production costs of revenue were $7,416,709 as compared to $348,192 for the same period in 2007, and were attributable to costs of corn oil, transportation and maintenance for our four corn oil extraction facilities. Cost of sales for the company's corporate reporting unit was $129,419 and $0 for the twelve months ended December 31, 2008 and 2007 related to corn oil royalties. Included within cost of revenue is depreciation and amortization expense of $1,397,876 and $712,713 for the years ended December 31, 2008, and 2007, respectively. Depreciation and amortization expense increased by $685,163 over the same period in 2007.

Gross Profit

Gross profit for year ended December 31, 2008 was $3,364,797, representing a gross margin of 14.2%. This compared to $1,592,599, 10.8%, in the comparable period of the prior year. The increase in margin as a percentage of sales was primarily due to the Company's changed business operations during 2008 as well as the development and early stage nature of those operations during the first half of 2008.

Operating Expenses

Operating expenses for the year ended December 31, 2008 were $41,260,720 or 174.7% of revenue compared to $21,508,878, or 146.5% of revenue for the same period in 2007.

Included in our operating expenses for the year ended December 31, 2008 was $7,252,883 in stock-based compensation (as compared to $2,683,548 for the year ended December 31, 2007), $21,341,999 in accelerated amortization charges associated with the impairment of our technology and equipment segment and our culinary oil production segment, and $9,960,533 in other amortization charges. The increase in operating expenses was primarily due to the Company's changed business operations during 2008 and the development and early stage nature of those operations during the first half of 2008, and included non-recurring equity and other transactions relating to our restructuring.

Management believes that selling, general and administrative expenses over the next reporting period will be reduced as a percent of revenue as we expand our corn oil extraction and biodiesel refining capabilities.

Interest Expense

Interest expense for the twelve months ended December 31, 2008 was $6,924,723 representing an increase of $1,940,774 from $4,983,949 for the same period in 2007. This increase was mostly due to the debt service of the debt financing associated with the Company's construction activities during 2008.

Expenses Associated with Derivative Instruments

Loss from the change in the fair market value of derivative liabilities was $1,372,204 for the twelve months ended December 31, 2008 compared with a gain of $3,974,422 for the twelve months ended December 31, 2007. Amortization of deferred financing costs and debt discounts was $7,860,533 and $4,689,896, respectively.

Net Income or Loss

Net loss from continuing operations for the year ended December 31, 2008, was $49,568,926 as compared to a loss from continuing operations of $25,574,610 from the same period in 2007. Net loss from discontinued operations for twelve months ended December 31, 2008 was $2,739,735 as compared to a net gain of $2,533,309 for the same period in 2007.

The Company's net loss during the twelve months ended December 31, 2008 was $52,293,334, which is increased from the $24,307,063 loss recorded in the same period of 2007. The primary reasons for the magnitude of this net loss were expenses attributable to the transition from technology development to mature market execution, our new product and service mix, and expenses attributable to past financing and restructuring activities as well as charges relating to the impairment of intangibles and goodwill. The loss also included the following non-cash items: amortization and impairment charges relating to the Company's NextGen Fuel, Inc. and Sustainable Systems, LLC subsidiaries of about $22,000,000; amortization of debt discount and deferred financing fees of about $7,900,000; impairment of assets of about $2,400,000; the loss on the sale of the Company's investments in GS EnviroServices and Sterling Planet was about $3,400,000; non-recurring equity charges relating mostly to the issuance of the Company's Series B preferred stock to its employees were about $7,250,000; accrued legal and other fees relating to the Company's previously planned $38,000,000 financing with CleanBioenergy Partners, LLC of about $2,000,000; depreciation expenses of about $1,400,000; and, accrued interest of about $6,000,000.

Management does not expect many of these costs to continue and, net of these costs, the Company produced EBITDA of ($21,286,938) during the year ended December 31, 2008. To clarify the effect of these one-time charges and financing charges on the Company's results, the following table reconciles the Company's net loss on an unconsolidated basis with EBITDA (a non-GAAP measure of performance):

                                                                                           Year Ended
                                                                       -------------------------------------------
                                                                                    2008                      2007
                                                                       -----------------         -----------------
Net loss                                                               $    (52,293,334)         $    (24,307,063)

Adjustments to net (loss):
   Interest expense                                                            6,904,723                 4,983,949
   Depreciation                                                                1,397,876                   712,173
   Amortization - other                                                           15,003                        --
   Amortization - energy technology                                            2,100,000                 2,100,000
   Impairment charge associated with intangibles/goodwill                     12,555,816                        --
   Amortization of debt discount and deferred financing                        7,880,533                 4,689,896
   Tax provision                                                                 152,445                    51,545
                                                                       -----------------         -----------------
         EBITDA                                                        $    (21,286,938)         $    (11,769,500)
                                                                       =================         =================

DERIVATIVE LIABILITIES

As of December 31, 2008, the Company and its subsidiaries had several convertible debentures due. The conversion feature on these debentures is variable based on trailing market prices and therefore contains an embedded derivative. We value the conversion feature at the time of issuance using the Black-Scholes Model and record a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The derivative liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, as well as the stock of our subsidiaries, the change in the derivative liability and the resulting gain or loss is usually material to our results.

The principal amount on our convertible debentures was $32,950,759 as of December 31, 2008 and the unamortized note discount was $819,669. For the year ended December 31, 2008, we recognized interest expense for accretion of the debt discount of $4,819,577 and a loss for the change in fair value of the derivative of $1,372,204 for these debentures. The total derivative liability as of December 31, 2008 was $3,869,771.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Balances

As of December 31, 2008, we had a cash balance of $288,495, down from a balance of $486,993 at December 31, 2007. This net cash is summarized below and discussed in more detail in the subsequent sub-sections:

>>        Operating Activities

          $3,419,511 of net cash provided by operating activities primarily deriving from sales of equipment and technology as well as corn oil for biofuel production.

>>        Investing Activities

          $10,910,629 of net cash used in investing activities mainly for purchase of equipment for and construction of our corn oil extraction facilities and oilseed crush facility.

>>        Financing Activities

          $7,292,620 of net cash provided by financing activities primarily for the repayment of debt and was offset by an increase in related party debt.

Current and Prior Year Activity

Our primary source of liquidity is cash provided by financing activities. For the year ended December 31, 2008, net cash provided by our operating activities was $3,419,511 as compared to the net cash provided by our operating activities of $2,864,508 for the year ended December 31, 2007.

Our financial position and liquidity are, and will be, influenced by a variety of factors, including our ability to generate cash flows from operations; the level of our outstanding indebtedness and the interest we are obligated to pay on this indebtedness; and, our capital expenditure requirements, which consist primarily of facility construction and the purchase of equipment

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock and are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities.

At December 31, 2008, accounts receivable, net of allowance for doubtful accounts, totaled $896,193, and inventories totaled $2,914,514. Accounts payable and accrued expenses totaled $20,237,601.

For the year ended December 31, 2008, we used $10,910,629 from investing activities as compared to $4,276,647 used in investing activities for the twelve months ended December 31, 2007. For the twelve months ended December 31, 2008 we provided cash from financing activities of $7,292,620 as compared to $273,545 provided by financing activities during December 31, 2007.

The Company had a working capital deficit of $61,329,215 at December 31, 2008, which includes convertible debentures of $11,665,309, accrued interest payable of $6,856,224, derivative liabilities of $3,869,771, $3,979,437 in purchase obligations, $4,821,738 in amounts due to the prior owners of our oilseed crush facility and $1,512,325 in related party debt. Despite their classification as current liabilities current convertible debentures and accrued interest ($22,464,913) are not serviceable out of the Company's cash flows (the terms of the convertible debt require repayment in shares of either GreenShift Corporation or GS AgriFuels Corporation common stock); the $3,979,437 in purchase obligations, to the extent due, are tied to the earnings of the Company's equipment sales business and can only be serviced after the Company's senior secured debt has been serviced; and the notes payable to the prior owners of our oilseed crush facility ($4,821,738) pursuant to the relevant acquisition agreements are in default due to the failure by the selling shareholders to disclose that Sustainable did not hold title to its now-owned Culbertson, Montana oilseed crushing facility at the time of the acquisition by GS AgriFuels. The Company's working capital deficit net of these amounts is $28,550,803.

The Company's liquidity plans during 2008 were frustrated by the inability of previously committed sources of capital to provide funding. This occurred during the third and fourth quarters of 2008 and again in the first quarter of 2009. Management believes that the failure of these financings to close was attributable to the globally stressed capital markets.

At the present time, the Company has no committed source of capital sufficient to meet all of the Company's operating and construction needs. We are currently investigating the availability of both equity and debt financing to provide sufficient working capital financing for our currently-idled refining operations and to complete the balance of the Company's construction projects. We are also evaluating various opportunities to restructure our convertible debt. We do not know at this time if the necessary funds can be obtained or on what terms they may be available.

Our financial position and liquidity are, and will be, influenced by a variety of factors, including our ability to generate cash flows from operations; the level of our outstanding indebtedness and the interest we are obligated to pay on this indebtedness; and, our capital expenditure requirements, which consist primarily of facility construction and the purchase of equipment.

Expected Activity Moving Forward

We intend to fund our principal liquidity and capital resource requirements through new financing activities. The Company has no committed source of capital that is sufficient to meet all of its operational and other regular cash needs during 2009 and beyond. Obtaining this capital is currently Management's top priority.

Cash Flows Provided By Operating Activities

Among our current and known sources of operating cash flows are the cash flows deriving from our four existing corn oil extraction facilities. We could be generating additional cash flow with the oil we are extracting today if we had access to the working capital resources we need to operate our biodiesel refinery to convert our extracted oil into biodiesel. Until then, we will continue to market the corn oil we extract as a feedstock to third party renewable fuel producers.

Cash Flows Provided By Financing Activities

We require significant new equity and debt financing to accelerate the completion of our contracted corn oil extraction, biodiesel production and oilseed crush projects. We hope to complete additional financing for this purpose during 2009. We are also evaluating various opportunities to restructure our convertible debt. We do not know at this time if the necessary funds can be obtained or on what terms they may be available.

Contractual Commitments

Our material contractual obligations are composed of construction commitments for plants being built for our own use, construction commitments for plants being built for outside parties, repayment of amounts borrowed through our convertible debentures and other notes payable. The following schedule summarizes our contractual obligations as of December 31, 2008. Our obligations are likely to increase significantly as we enter into agreements in connection with the construction of additional GreenShift-owned facilities:

                                                                                                          2013 and
                                                        2009          2010         2011         2012      Thereafter        Total
                                                    ----------   -----------  -----------   ----------   -----------  -----------
Current convertible debt obligations (1)(3) ...   $   485,000   $ 7,449,631   $      --     $      --     $      --     $ 7,934,631
Current note payable obligations (2) ..........     4,440,737          --            --            --            --       4,440,737
Other current obligations .....................           277        18,420          --            --            --          18,697
Long term convertible debt obligations, net (3)    12,860,000     1,950,000          --       6,401,841          --      21,211,841
Long term note payable obligations, net .......          --       1,766,033     1,455,017     1,037,226     6,354,206    10,612,481
Convertible purchase obligations (4) ..........      3,804287          --            --            --            --       3,804,287
Other purchase obligations (5) ................     4,996,888          --            --            --            --       4,996,888
Other obligations .............................          --            --       1,174,806        18,420       192,202     1,385,428
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Total obligations .............................   $26,587,189   $11,184,084   $ 2,629,823   $ 7,457,487   $ 6,546,408   $54,404,991

-----------

(1) Current convertible debt obligations represents amounts due to third parties but that are payable in the form of either GreenShift Corporation common stock or GS AgriFuels Corporation common stock. The terms of the Company's convertible debt do not generally require regular principal or interest payments in cash. The amount due at December 31, 2008 was $7,934,631, and was reduced by $554,657 from conversions for the year ended December 31, 2008 and new debentures for $1,871,851 were added during the year ended December 31, 2008.

(2) Current note payable obligations included $2,071,886 at December 31, 2008 due to Stillwater Asset Backed Fund, L.P., the proceeds of which were used to complete the Company's 2006 acquisition of NextGen Fuel, Inc. The Company primarily services this obligation out of its equipment and technology sales cash flows.

(3) Current and long term convertible debt obligations include $8,351,841 and $20,309,631 due from GreenShift and GS AgriFuels, respectively, to YA Global Investments, L.P. ("YAGI"). These amounts are collectively reduced by applicable debt discounts of $559,011. Debt discounts are applied under U.S. GAAP and represent additional value given to the holders of the debentures (in excess of the face value of the debentures) due to embedded derivative securities contained within the conversion feature of the debt. The amount due from GreenShift and GS AgriFuels were reduced by $2,000,000 and $1,000,000, respectively, during the year ended December 31, 2008 with the proceeds from GreenShift's sale of its former environmental services division. The Company intends to refinance the substantial majority of its convertible debt due to YAGI before its maturity date of December 31, 2011.

(4) Purchase obligations pertain to the 2007 acquisition by GS AgriFuels of Sustainable Systems, Inc., the holding company for our oilseed crush facility. These amounts include $3,804,287 in GS AgriFuels current convertible debentures payable and $1,017,451 in notes payable to the prior owners of our oilseed crush facility (see Note 16 to the Consolidated Financial Statements). The Company expects to restructure the terms and conditions of the relevant purchase agreements for its oilseed crush facility.

(5) Other purchase obligations at December 31, 2008 include $3,979,437 relating to GS AgriFuels' 2006 acquisition of NextGen Fuel, Inc., which obligations are potentially subject to adjustment by the terms of the relevant acquisition agreements and, to the extent due, may only be serviced by the Company after the Company has serviced and remains in continuing compliance with its senior debt obligations (See Note 16 to the Condensed Consolidated Financial Statements).


The following schedule of selected balance sheet data and contractual commitments at December 31, 2008 is presented on a segment-specific basis:

                                            Equipment &      Culinary Oil        Biofuel
                                Corporate  Technology Sales Production & Sales Production & Sales Total
                                -----------------------------------------------------------------------
Current liabilities:
Line of credit ...............   $      --     $      --     $      --     $10,745,235   $10,745,235
Accounts payable and
   accrued expenses ..........     3,993,932     6,167,297     3,195,346     6,881,026    20,237,602
Accrued interest payable .....       658,654     4,407,683       112,218     1,677,669     6,856,224
Accrued interest payable,
   related party .............       179,711          --            --            --         179,711
Billings in excess of earnings          --          13,576          --            --          13,576
Deferred tax liability .......          --            --            --            --            --
Deferred revenue .............          --            --         107,325          --         107,325
Income tax payable ...........          --          45,000          --            --          45,000
Current portion of
   long term debt ............       391,536     7,137,411     1,477,422     1,406,721    10,413,090
Liability for derivative
   instruments ...............     3,869,771          --            --            --       3,869,771
Convertible debenture,
    related party ............     1,512,325          --            --            --       1,512,325
Customer deposits ............          --         500,000          --         104,587       604,587
Current portion of
   convertible debentures,
   net of discount ...........       411,391     11,253918          --            --      11,665,309
Liabilities of discontinued
   operations, current .......       363,228          --            --            --         363,228
                                 -----------   -----------   -----------   -----------   -----------
Total current liabilities ....   $11,380,548   $29,524,885   $ 4,892,311   $20,815,238   $66,612,982
                                 -----------   -----------   -----------   -----------   -----------

Long term liabilities:
Long term debt,
   net of current ............        25,323       360,570     1,068,797     9,338,988    10,793,678
Deferred revenue .............          --            --            --         127,244       127,244
Mandatorily redeemable
Equity .......................          --            --            --      10,440,000    10,440,000
Asset retirement obligation ..          --            --            --         247,462       247,462
Convertible debenture,
   net of current ............     7,985,175    12,741,264          --            --      20,726,439
                                 -----------   -----------   -----------   -----------   -----------
Total long term liabilities ..   $ 8,010,498   $13,101,834   $ 1,068,797   $20,153,694   $42,334,823
                                 -----------   -----------   -----------   -----------   -----------

Liabilities relating to contractual commitments at December 31, 2008:


Current convertible debt
due to YAGI, net .............   $ 7,985,175   $ 7,449,631   $      --     $      --     $15,434,806

Other current
convertible debt .............       411,391          --            --            --         411,391

Current convertible
convertible purchase
obligations ..................          --        3,804287          --            --       3,804,287

Current note payable
obligations ..................       391,536     3,089,337     1,477,422     1,406,721     6,365,016

Other current
obligations ..................          --          68,638          --            --          68,638

Long-term convertible
debt due to YAGI, net ........          --      12,741,264          --            --      12,741,264

Long-term note
payable obligations ..........        25,324       360,570     1,068,797     9,338,988    10,793,679

Long-term convertible
convertible purchase
obligations ..................          --            --            --            --            --

Total other purchase
obligations ..................          --       3,979,437          --            --       3,979,437

Other obligations ............          --            --            --         247,462       247,462
                    ......       -----------   -----------   -----------   -----------   -----------

Total ........................   $ 8,813,426   $31,493,164   $ 2,546,219   $10,993,171   $53,845,980
                                 ===========   ===========   ===========   ===========   ===========





ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES




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

Consolidated Statements of Stockholders' Equity...........................................................49

Consolidated Statements of Cash Flows.....................................................................51

Notes to Consolidated Financial Statements ...............................................................53


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Stockholders of GreenShift Corporation,

We have audited the accompanying balance sheets of GreenShift Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for each of the years then ended. GreenShift Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenShift Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                              /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, NJ
April 14, 2009


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2008

                                                                                      12/31/2008       12/31/2007
ASSETS                                                                             ------------------------------
Current assets:
   Cash ........................................................................   $     288,495    $     486,993
   Restricted cash .............................................................         406,954          425,623
   Accounts receivable, net of allowance of doubtful
   accounts of $46,962 in both years ...........................................         896,193        1,049,671
   Inventories .................................................................       2,914,514        5,017,233
   Cost and earnings in excess of billings .....................................         175,592          140,592
   Project development costs ...................................................         379,355          281,991
   Prepaid expenses and other assets ...........................................         222,664          483,507
                                                                                   -------------    -------------
     Total current assets ......................................................       5,283,767        7,885,610
                                                                                   -------------    -------------
Other Assets:
   Property and equipment, net .................................................      25,312,706        4,105,348
   Deposits ....................................................................         368,335            5,034
   Construction in progress ....................................................       6,023,012        4,844,913
   Intangible assets, net ......................................................          50,478       12,286,883
   Deferred financing costs, net ...............................................         508,773        1,444,701
   Long term investments .......................................................       2,501,324        4,186,657
   Assets of discontinued operations, non-current ..............................            --          9,214,502
   Goodwill ....................................................................       7,281,993        8,364,457
                                                                                   -------------    -------------
     Total other assets ........................................................      42,046,621       44,452,495
                                                                                   -------------    -------------
TOTAL ASSETS ...................................................................   $  47,330,388    $  52,338,105
                                                                                   =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
   Line of credit ..............................................................   $  10,745,235    $   1,833,192
   Accounts payable and accrued expenses .......................................      20,237,601        8,703,067
   Accrued interest payable ....................................................       6,856,224        3,887,662
   Accrued interest payable - related party ....................................         179,711          196,832
   Billings in excess of earnings ..............................................          13,576        1,222,807
   Deferred tax liability ......................................................            --             59,630
   Deferred revenue, current portion ...........................................         107,325        1,582,500
   Income tax payable ..........................................................          45,000           45,000
   Current portion of long term debt ...........................................      10,413,090       10,541,390
   Liability for derivative instruments ........................................       3,869,771        6,704,831
   Convertible debenture - related party debt, net of discount .................       1,512,325        5,335,351
   Current portion of convertible debentures, net of discount ..................      11,665,309        5,292,072
   Other current liabilities ...................................................         604,587             --
   Liabilities of discontinued operations, current .............................         363,228        3,925,236
                                                                                   -------------    -------------
     Total current liabilities .................................................      66,612,982       49,329,570
                                                                                   -------------    -------------

   Long term debt, net of current ..............................................      10,793,678        2,376,906
   Asset retirement obligation .................................................         247,462           60,290
   Deferred revenue, net of current portion ....................................         127,244             --
   Mandatorily redeemable preferred equity .....................................      10,440,000             --
   Liabilities of discontinued operations, net of current ......................            --            306,003
   Convertible debentures, net of current ......................................      20,726,439       28,224,877
                                                                                   -------------    -------------
     Total long term liabilities ...............................................      42,334,823       30,968,076
                                                                                   -------------    -------------
Total liabilities ..............................................................     108,947,805       80,297,646
                                                                                   -------------    -------------
Minority interest ..............................................................         942,001        1,968,762
                                                                                   -------------    -------------
Stockholders' deficit
   Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
     Series A: 0 and 1,254,244 shares issued and outstanding, respectively .....            --              1,254
     Series B: 2,519,219 and 151,250 shares issued and outstanding, respectively           2,519              151
     Series C: 0 shares issued and outstanding .................................            --               --
     Series D: 800,000 and 800,000 shares issued and outstanding, respectively               800              800
     Series E : 20,000 and 0 shares issued and outstanding, respectively .....                20             --
   Common stock, $0.001 par value, 500,000,000 authorized;
     95,144,983 and 30,693,083, shares issued and outstanding, respectively ....          95,144           30,693
   Additional paid-in capital ..................................................      83,774,424       63,502,789
   Accumulated deficit .........................................................    (146,432,325)     (93,463,990)
                                                                                   -------------    -------------
     Total stockholders' equity (deficit) ......................................     (62,559,418)     (29,928,303)
                                                                                   -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................   $  47,330,388    $  52,338,105
                                                                                   =============    =============
       The notes to the Condensed Consolidated Financial Statements are an
                       integral part of these statements.



                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                             12/31/08          12/31/07
                                                         ------------------------------

Revenue ..............................................   $  23,616,662    $  14,680,387
Cost of revenues .....................................      20,251,865       13,087,788
                                                         -------------    -------------
  Gross profit .......................................       3,364,797        1,592,599

Operating expenses:
   General and administrative expenses ...............      10,402,405        5,393,765
   Selling expenses ..................................         182,201           82,506
   Research and development ..........................          18,732           95,243
   Impairment of goodwill ............................       8,786,183       11,153,816
   Loss on write-down of assets ......................      12,555,816             --
   Amortization of intangibles ....................          2,100,000        2,100,000
   Gain on equipment disposal ......................           (37,500)            --
   Stock based compensation ..........................       7,252,883        2,683,548
                                                          ------------    -------------
     Total operating expenses ........................      41,260,720       21,508,878
                                                          ------------    -------------

Net income (loss) from operations ....................     (37,895,923)     (19,916,279)

Other income (expense):
   Change in fair value of derivative instruments ....      (1,372,204)       3,974,422
   Loss on disposal and impairment of investments ....        (685,333)        (532,977)
   Amortization of debt discount & deferred financing       (7,860,533)      (4,689,896)
   Gain on extinguishment of debt ....................       5,013,439             --
   Miscellaneous income ..............................         308,796          718,248
   Other expense .....................................            --            (92,634)
   Interest expense - affiliate ......................        (113,957)         (24,972)
   Interest expense ..................................      (6,810,766)      (4,958,977)
                                                          -------------    -------------
     Total other income (expense), net ...............     (11,520,558)      (5,606,786)
                                                         -------------    -------------

Income (loss) before provision for income taxes ......     (49,416,481)     (25,523,065)

(Provision for)/benefit from income taxes ............        (152,445)         (51,545)
                                                         -------------    -------------

Income (loss) from continuing operations .............     (49,568,926)     (25,574,610)
                                                         =============    =============

Discontinued operations:
Gain (loss) from disposal of discontinued operations .      (2,739,735)       2,481,691
Gain (loss) from discontinued operations .............            --             51,618
                                                         -------------    -------------
   Total discontinued operations .....................      (2,739,735)       2,533,309
                                                         -------------    -------------

Net income (loss) before minority interest ...........   $ (52,308,661)   $ (23,041,301)

Minority interest ....................................          15,327       (1,265,762)
                                                         -------------    -------------

Net loss .............................................     (52,293,334)      (24,307,063)

Preferred dividends ..................................            --           (151,875)
                                                          -------------    -------------

Net income (loss) attributable to  common shareholders   $ (52,293,334)   $ (24,458,938)
                                                          =============    =============


Weighted average common shares outstanding
Basic and diluted ....................................      73,847,361        9,060,512

Earnings (loss) per share

Basic
Loss from continuing operations ......................   $       (0.67)   $       (2.82)
Income (loss) from discontinued operations ...........           (0.04)            0.27
                                                         -------------    -------------
Net loss per share - basic and diluted ...............   $       (0.71)   $       (2.70)
                                                         =============    =============

       The notes to the Consolidated Financial Statements are an integral part of these statements.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

                                                              Series C        Series D         Series E
                           Series A          Series B        Preferred       Preferred         Preferred
                        Preferred Stock  Preferred Stock       Stock           Stock             Stock
                          Shares  Amount   Shares  Amount  Shares  Amount  Shares  Amount    Shares   Amount
                        --------- ------ --------- ------- ------- ------- ------- ------- --------- --------
Balance at 12/31/06     1,254,244 $438,750   $ 439     --      --  1,000,00 $  --     $ --    1,254   1,000
                        ========= ====== ========= ======= ======= ======= ======= ======= ========= ========

Settlement of debt            --     --        --      --      --      --      --      --        --       --
Sale of subsidiary            --     --        --      --      --      --      --      --        --       --
Shares issued for
conversion of                 --     --        --      --      --      --      --      --        --       --
debentures
Feature on
convertible preferred         --     --        --      --      --      --      --      --        --       --
stock
Adjustment for
acquisition of entity         --     --        --      --      --      --      --      --        --       --
under common control
Stock based                   --     --        --      --      --      --      --      --        --       --
compensation
Cancellation of debt          --     --        --      --      --      --      --      --        --       --
- related party
Conversion of                 --     --        --      --      --      --      --      --        --       --
minority interest
Conversion of Series
B Preferred Stock to          --     --  (287,500)  (288)      --      --      --      --        --       --
Common
Conversion of Series                                                              0
D Preferred Stock to          --     --        --      --      --      --  (200,00 )(200)        --       --
Common
Net loss                      --     --        --      --      --      --      --      --        --       --
                        --------- ------ --------- ------- ------- ------- ------- ------- --------- --------
Balance at 12/31/07     1,254,244 $151,250   $ 151     --      --  800,000  $ 800        --      --    1,254
                       ========= ====== ========= ======= ======= ======= ======= ======= ========= ========
Adjustment of                 --     --        --      --      --      --      --      --        --       --
conversion of
subsidiary minority
interest
Write-off of
derivative due to
debt restructure              --     --        --      --      --      --      --      --        --       --
Shares issued for
conversion of                 --     --        --      --      --      --      --      --        --       --
debentures
Adjustment for
transfer of entity            --     --        --      --      --      --      --      --        --       --
under common control
Stock based                   --     --        --      --      --      --      --      --        --       --
compensation
Cancellation of debt          --     --        --      --      --      --      --      --        --       --
- related party
Conversion of           (1,254,244(1,254)      --      --      --      --      --      --        --       --
minority interest
Repurchase of                 --     --        --      --      --      --      --      --        --       --
subsidiary stock
Cancellation of debt          --     --        --      --      --      --      --      --        --       --
- related party
Conversion of Series
B Preferred Stock to          --     --  (151,250)  (151)      --      --      --      --        --       --
Common
Issuance of Series B
Preferred Stock to            --     --  3,025,333  3,025      --      --      --      --        --       --
create Employee Pool
Partial Conversion of         --     --  (506,114)  (506)      --      --      --      --        --       --
Series B to Common
Conversion of debt            --     --        --      --      --      --      --      --        --       --
Common stock issued           --     --        --      --      --      --      --      --        --       --
for financing fees
Acquisition of                --     --        --      --      --      --      --      --    20,000       20
subsidiary
Priority return on
subsidiary capital            --     --        --      --      --      --      --      --        --       --
Net loss                      --     --        --      --      --      --      --      --        --       --
                        --------- ------ --------- ------- ------- ------- ------- ------- --------- --------
Balance at 12/31/08           --     --  2,519,219 $   --      --  800,000  $ 800    20,000     $ 20    2,519
                        ========= ====== ========= ======= ======= ======= ======= ======= ========= ========

       The notes to the Consolidated Financial Statements are an integral part of these statements.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

                               Common Stock   Additional   Accumulated    Total
                                                 Paid-in
                                                 Capital     Deficit       Equity
                        --------- ---------- ------------ ----------- ------------
                          Shares       Amount     Amount      Amount       Amount
                        --------- ---------- ------------ ----------- ------------
Balance at 12/31/06     4,917,848    $4,918  $56,252,928  $(68,853,177) $(12,592,638)
                        ========= ========== ============ =========== ============
Settlement of debt       559,022        559      310,963          --      311,522
Sale of subsidiary            --         --    1,958,883          --    1,958,883
Shares issued for
conversion of           3,481,697     3,482    2,173,566          --    2,177,048
debentures
Preferred dividend            --         --      151,875   (151,875)           --
Adjustment for
acquisition of entity         --         --    (260,912)          --    (260,912)
under common control
Stock based              489,516        489    2,501,152          --    2,501,641
compensation
Cancellation of debt          --     --          363,091          --      363,091
- related party
Conversion of            200,000        200       71,800          --       72,000
minority interest
Conversion of Series
B Preferred Stock to     245,000        245           43          --           --
Common
Conversion of Series             0
D Preferred Stock to    20,800,00    20,800     (20,600)          --           --
Common
Net loss                      --         --           --  (24,458,938)(24,458,938)
                        --------- ---------- ------------ ----------- ------------
Balance at 12/31/07     30,693,083 $ 30,693  $63,502,789  $(93,463,990$(29,928,303)
                        ========= ========== ============ =========== ============
Adjustment of                 --         --      183,373          --      183,373
conversion of
subsidiary minority
interest
Write-off of
derivative due to
debt restructure              --         --    6,784,743          --    6,784,743
Shares issued for                7
conversion of           11,000,59    11,000      543,657          --      554,657
debentures
Adjustment for
transfer of entity            --         --     (27,800)          --     (27,800)
under common control
Stock based              850,000        850       50,550          --       51,400
compensation
Cancellation of debt          --         --      2952968          --    2,952,968
- related party
Conversion of             25,084         25        1,229          --           --
minority interest
Repurchase of                 --         --  (1,950,000)          --  (1,950,000)
subsidiary stock
Cancellation of debt          --         --      293,085          --      293,085
- related party
Conversion of Series
B Preferred Stock to    6,797,634     6,798      (6,647)          --           --
Common
Issuance of Series B
Preferred Stock to            --         --    7,215,308          --    7,218,333
create Employee Pool
Partial Conversion of   12,652,825   12,653     (12,147)          --           --
Series B to Common
Conversion of debt      6,875,000     6,875    1,093,125          --    1,100,000
Common stock issued     6,250,000     6,250    1,084,511          --    1,090,761
for financing fees
Acquisition of          20,000,760   20,000    2,065,680          --    2,085,700
subsidiary
Priority return on            --         --         --       (675,001)    (675,001)
subsidiary capital
Net loss                      --         --         --    (52,293,334) (52,293,334)
                        --------- ---------- ------------ ------------ -----------
Balance at 12/31/08     95,144,983  $95,144  $83,774,424  $(146,432,325)$(62,559,418)
                        ========= ========== ============ ============ ===========

       The notes to the Consolidated Financial Statements are an integral part of these statements.


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007


                                                           Twelve Months Ended  Twelve Months Ended
                                                                    December 31         December 31
                                                            -------------------   -------------------
                                                                          2008                  2007
                                                            -------------------   -------------------
CASH FLOW FROM OPERATING ACTIVITIES

   Net loss from continuing operations .........................   $(52,293,334)   $(24,307,063)
   Net income from discontinued operations .....................      2,739,735      (2,533,309)

Adjustments to reconcile net loss to net cash
  Provided by (used in) used in operating activities

   Gain on disposal of equipment ...............................        (37,500)           --
   Depreciation and amortization ...............................      1,397,876         712,173
   Amortization of intangibles .................................      2,100,000       2,100,000
   Amortization of debt discount and deferred financing costs ..      7,860,533       4,689,896
   Change in allowance for doubtful accounts ...................           --              --
   Change in fair value of derivatives .........................      1,372,204      (3,974,422)
   Stock based compensation ....................................      7,252,883       3,060,756
   Loss on disposal of investment ..............................        685,333         532,977
   Impairment of goodwill ......................................      8,786,183      11,153,816
   Write-down of assets ........................................     12,555,816            --
   Accretion of asset retirement obligation ....................          4,156            --
   Forgiveness of debt .........................................     (5,013,438)           --
   Minority interest ...........................................        (15,327)      1,265,762

Change in assets and liabilities, net of acquisitions
   Accounts receivable, net ....................................        540,955        (293,935)
   Prepaid expenses ............................................        828,800          62,240
   Inventory ...................................................      3,338,438      (1,252,065)
   Deposits ....................................................       (348,301)           --
   Costs in excess of earnings .................................        (35,000)         63,670
   Deferred financing costs ....................................       (902,498)           --
   Income tax payable ..........................................           --           114,788
   Accrued interest ............................................      5,218,352            --
   Accrued interest ............................................        179,711            --
   Billings in excess of cost ..................................     (1,209,231)      1,138,452
   Accounts payable and accrued expenses .......................      9,371,296      10,350,789
   Deferred taxes ..............................................        (59,630)        (20,017)
   Deferred revenue ............................................       (990,368)           --
   Accrued warranty ............................................         91,867            --
                                                                   ------------    ------------
      Net cash provided by (used in) operating activities ......      3,419,511       2,864,508
                                                                   ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES

   Cash paid for acquisition ...................................        (80,000)       (422,078)
   Cash acquired from acquisition ..............................           --           185,092
   Construction in progress ....................................     (4,039,584)           --
   Project development costs ...................................        (97,364)        (11,518)
   Proceeds from sales of investment ...........................      1,000,000            --
   Proceeds/advances of cash under restriction .................           --        (1,211,601)
   Restricted cash released from restriction ...................         18,669         785,978
   Proceeds from sale of equipment .............................      1,050,000            --
   Additions to and acquisition of property, plant and equipment     (8,762,350)     (3,602,520)
                                                                   ------------    ------------
      Net cash provided by (used in) investing activities ......    (10,910,629)     (4,276,647)
                                                                   ------------    ------------


       The notes to the Consolidated Financial Statements are an integral part of these statements.


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007



CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from debt                                                               2,428,038             420,191
   Repayment of debt                                                              (2,138,878)         (2,680,261)
   Repayment of line of credit                                                    (1,725,765)                  --
   Proceeds from line of credit                                                     9,987,808           1,503,881
   Proceeds from related party debt                                                        --           1,291,084
   Repayment of related party debt                                                  (398,064)           (261,350)
   Repayment of notes payable - affiliate                                         (2,686,574)                  --
   Issuance of long term debt                                                              --                  --
   Issuance of related parry debt                                                     (3,612)                  --
   Issuance of convertible debentures                                               1,010,598                  --
   Cash paid to minority  shareholders                                              (843,388)                  --
   Issuance of convertible debentures - related party                               1,662,457                 --
                                                                             ----------------      --------------
      Net cash provided by (used in) financing activities                           7,292,620             273,545
                                                                             ----------------      --------------

   Net increase (decrease) in cash                                           $      (198,498)      $  (1,138,594)

   Cash at beginning of period                                                        486,993           1,625,587
                                                                             ----------------      --------------

   Cash at end of period                                                     $        288,495      $      486,993
                                                                             ================      ==============



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

SEGMENT DESCRIPTIONS

The Company's operations during the fiscal year ended December 31, 2008 are classified into three reportable business segments: Equipment & Technology Sales, Culinary Oil Production & Sales and Biofuel Production & Sales. Each of these segments is organized based upon the nature of products and services offered. The Company's remaining operations are aggregated and classified herein as Corporate.

2        GOING CONCERN

The Company had a working capital deficit of $61,329,215 at December 31, 2008, which includes convertible debentures of $11,665,309, accrued interest payable of $6,856,224, derivative liabilities of $3,869,771, $3,979,437 in purchase obligations, $4,821,738 in amounts due to the prior owners of our oilseed crush facility and $1,512,325 in related party debt. Despite their classification as current liabilities current convertible debentures and accrued interest ($22,464,913) are serviceable out of the Company's cash flows (the terms of the convertible debt require repayment in shares of either GreenShift Corporation or GS AgriFuels Corporation common stock); the $3,979,437 in purchase obligations, to the extent due, are tied to the earnings of the Company's equipment sales business and can only be serviced after the Company's senior secured debt has been serviced; and, the notes payable to the prior owners of our oilseed crush facility ($4,821,738) pursuant to acquisition agreements that are now in default due to the failure by the selling shareholders to disclose that Sustainable did not hold title to its now-owned Culbertson, Montana oilseed crushing facility at the time of the acquisition by GS AgriFuels. The Company's working capital deficit net of these amounts is $28,550,803.

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

3        SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

As of December 31, 2008, the Company administered its operations through three tier 1 subsidiaries: GS CleanTech Corporation, GS Design Services, Inc. and GS AgriFuels Corporation. The following is an outline of our organizational structure as of December 31, 2008:

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

2.     GS Design, Inc. (100%)                                                     Active                  Operating
         Bollheimer & Associates, Inc. (100%)                                     Active                  Operating
         GS Rentals, LLC (100%)                                                   Active                    Holding

3.     GS AgriFuels Corporation (100%)                                            Active                    Holding
         NextGen Acquisition, Inc. (100%)                                         Active                    Holding
           NextGen Fuel, Inc. (100%)                                              Active                    Holding
         Sustainable Systems, Inc. (100%)                                         Active                    Holding
           Sustainable Systems, LLC (100%)                                        Active                  Operating
           ZeroPoint Clean Tech, Inc. (about 10%)                                               Minority Investment


All significant intercompany balances and transactions were eliminated in consolidation. The financial statements for the periods ended December 31, 2008 and 2007 have been consolidated to include the accounts of the Company and its subsidiaries.

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

GreenShift accounted for its 10% investment in Sterling Planet, Inc. ("Sterling") under the cost method. On September 10, 2008, the Company entered into Stock Purchase Agreement with Sterling Planet Holdings, Inc. ("Sterling Planet"). Under the Stock Purchase Agreement, the Company agreed to sell the 1,459,854 shares of Sterling Planet which encompassed the 10% investment the Company had in Sterling Planet. During the twelve months ended December 31, 2008, GreenShift liquidated its holdings in Sterling Planet, Inc. for $1,000,000. The Company recorded a net loss in the amount of $685,333 on the disposal of this unconsolidated subsidiary.

During January 2008, GS EnviroServices redeemed the majority of the Company's stock holdings in GS EnviroServices in return for the reduction of certain Company convertible debts due to YA Global Investments, L.P. ("YAGI"). As of January 25, 2008, the Company held only a minority stake in GS EnviroServices (6,266,667 shares, or about 19%) and ceased consolidating the revenue and earnings of GS EnviroServices effective January 1, 2008. The Company recorded a net loss in the amount of $2,739,735 on the disposal of this unconsolidated subsidiary. In June 2008, GS EnviroServices acquired the remaining 19% of the Company's holdings in exchange for a $1,000,000 payment to YAGI in return for the reduction of the Company's subsidiary's (GS AgriFuels Corporation) convertible debt obligations to YAGI by $1,000,000. Upon YAGI's receipt of the payment, the remaining 6,266,667 shares of GS EnviroServices owned by the Company were returned to GS EnviroServices.

CAPITALIZATION PROCEDURES

The Company capitalizes certain expenditures related to development projects. Overhead costs allocable to our biofuels construction projects are capitalized. These costs are allocated as directs costs of the company's construction projects. For the year ended December 31, 2008 and 2007, the Company capitalized $2,199,252 and $0, respectively, of overhead costs. The Company capitalizes direct expenses associated with the construction of its facilities. During the period ended December 31, 2008, this included the following:

Labor                                                         $       1,299,580
Travel and commissioning expenses                                       493,406
Insurance                                                               266,131
Parts and supplies                                                      140,135
                                                              -----------------
Total                                                         $       2,199,252

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

We recognize revenue from the sale of seed commodity when persuasive evidence of an arrangement exists, title and risk of loss transfers to the customers, prices are fixed and determinable, and it is reasonably assured the related accounts receivable is collectible. Our sales terms primarily are FOB shipping point. The oil seed crushing facility recognizes revenue when the product is shipped to the customer via truck, railcar or customer pickup and the other criteria noted above are met. During the twelve months ended December 31, 2007, the oilseed crushing facility provided rebates to customers under a planting seed rebate program. Of the $159,000 in total rebates recorded as a reduction in gross revenues for the period ending December 31, 2007, $89,000 was provided to customers located in Montana. Rebates given to these customers were reimbursed to the company as part of training costs under the WIRED grant from the State of Montana during the year. The Company accounted for the rebates under EITF-01-9, which allows an exception to offsetting gross revenues for rebates when the seller receives a benefit for providing the sales incentive and the seller can reasonably estimate the benefit. As a result, the amount of rebates attributable to Montana customers have been recorded as training expense and have not been offset against revenue. No rebates were given in the year ended December 31, 2008.

We recognize revenue from the sale of biodiesel production systems under contract accounting pursuant to Accounting Research Bulletin No. 45 (ARB No.
45), Long-Term Construction-Type Contracts, and the guidance under AICPA Statement of Position 81-1 ("SOP 81-1"), Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the completed contract method income is recognized only when a contract is completed or substantially completed. During the period of performance, billings and costs are accumulated on the balance sheet, but no profit or income is recorded before completion or substantial completion of the work. SOP 81-1 requires that the percentage of completion method be used in lieu of the completed contract method when all of the following are present: reasonably reliable estimates can be made of revenue and costs; the construction contract specifies the parties' rights as to the goods, consideration to be paid and received, and the resulting terms of payment or settlement; the contract purchaser has the ability and expectation to perform all contractual duties; and the contract contractor has the same ability and expectation to perform. During the Company's initial construction projects, reliable cost and revenue estimates were not available and as a result the completed contract method was used to recognize revenue. A substantial portion of our revenues for the sale of equipment in the current year was recognized using the completed contract basis method of accounting. NextGen Fuel Inc. recognized $5,464,473 in revenues under this method during the twelve months ended December 31, 2008. Management believes that with the resulting experience gained from the initial completed projects, reliable cost estimates are now available and all four requirements under SOP81-1 can now be satisfied. As a result, the balance of our revenues for the sale of equipment in the current year was recognized using the percentage of completion method of accounting. NextGen Fuel Inc. recognized $1,664,728 in revenues under this method during the year ended December 31, 2008. This method of accounting results in the Company recognizing revenue as work on a contract advances. Earnings are recognized periodically based upon our estimate of contract revenues and costs in providing the services required under the contract. Under this method, deferred construction costs or work in progress ("WIP") is accumulated. At the end the reporting period, if the billings to date under the contract exceed the amount of the WIP plus a portion of the estimated gross profits, billings in excess of costs and estimated earnings is recognized as a current liability. This liability records the remaining obligation to complete the remaining work required under the contract prior to recognizing the excess billing as revenue. If the accumulated WIP and earned gross profit exceed the billings to date, costs and estimated earnings in excess of billings is recorded as a current asset. This asset represents the portion of the deferred costs incurred and estimated earnings that have been earned but not yet billed. Each project is reviewed on a separate basis. Any loss on a contract is recognized in full as soon as we determine that it will occur. The Company has the contracts in place which lists the price of the equipment as well as a list of add-ons if the customer wants to upgrade. The Company usually requires a substantial deposit when the contract is signed and work begins on the equipment. Notwithstanding the above, we recognize revenue from the sale of these systems when persuasive evidence of an arrangement exists, prices are fixed and determinable, and it is reasonably assured that any related accounts receivable is collectible. In addition, revenue under the completed contract method is recognized upon delivery. Delivery related to the systems takes place when the title and risk of loss transfers to the customers as defined in the agreement or by operation of law.

The Company recognizes revenue from the sale of biodiesel when four basic criteria have been met: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured, and (iv) product delivery has occurred, which is generally upon delivery to the customer.

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

The carrying amount of accounts receivable has been reduced by a valuation allowance that has been set up in the amount $46,962 and $46,953 as of December 31, 2008 and 2007, respectively. Management will continue to review the valuation allowance on a quarterly basis.

CUSTOMERS

Sales during 2008 for our biofuels production segment were made to sixteen customers, a national marketer of renewable fuels that purchases all of the company's biodiesel production at market prices per a written agreement expiring September 2010. Sales during 2008 for our culinary oils production segment were to 124 customers.

INVENTORIES

Due to the long lead times to obtain some components, the Company's GS COES (Yorkville I), LLC subsidiary maintains an inventory of centrifuges and related parts. Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.

Equipment inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. These inventories consist of equipment and component parts not yet assigned to projects in process in our biodiesel production segment.

Inventories of raw materials consist of feedstock, methanol, and catalyst and are valued at lower of cost using the average cost method or market. Inventories of finished goods consist of fuel-grade biodiesel and the production by-product glycerin and are valued at lower of cost using the average cost method or market.

Inventory at the oilseed crush facility consists of seed commodity at the various stages of manufacture and is stated at the lower of cost or market, with cost being determined at average cost under a process-costing system. The commodity is valued based on the standard contract signed by all the growers plus the cost of crushing the seed.

Inventories at December 31, 2008 and 2007 consist of the following:

                                                     2008               2007
                                            -------------       -------------
Separators and related parts                $     169,000      $     169,000
Equipment inventories                             479,167            765,415
Raw materials and supplies                      1,322,962          3,089,679
Finished goods                                    943,385            993,139
                                            -------------      -------------
Total Inventory                              $  2,914,514      $   5,017,233
                                            =============       ============

ASSET RETIREMENT OBLIGATIONS

In accordance with SFAS 143, Accounting for Asset Retirement Obligations, the Company recognizes the fair value of the liability for an asset retirement obligation, which is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The fair value of the liability is estimated using projected discounted cash flows. In subsequent periods, the retirement obligation is accreted to its future value, which is the estimate of the obligation at the asset retirement date. The liability is accreted to its present value each period, and the capitalized cost is depreciated or depleted over the useful lives of the respective assets. If the liability is settled for an amount other than the recorded amount, a gain or loss would be recognized at such time. The Company's asset retirement obligations totaled $247,462 and $60,290 at December 31, 2008 and 2007, respectively.

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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged in 2008 and 2007 were $18,732 and $95,243 respectively.

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

Intangibles with definite lives are subject to impairment testing in the event of certain indicators. Impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

At December 31, 2008, the Company's balance sheet included intangible assets with an aggregate carrying value of $7,332,472 representing approximately 15.5% of total assets and including $7,281,993 in goodwill as compared to an aggregate carrying value of $20,651,340at December 31, 2007 representing approximately 48.0% of total assets and including $8,364,457 in goodwill. This goodwill was recorded in connection with the series of acquisitions completed by the Company since April 1, 2005. During the year ended December 31, 2008, $7,281,993 in goodwill was recorded in relation to the acquisition of Biofuel Industries Group, LLC ("BIG") and $421,727 in goodwill was recorded in relation to the acquisition of Bollheimer & Associates. During the year ended December 31, 2007, $13,158,877 in goodwill was recorded in relation to the acquisition of Sustainable System, Inc. During the year ended December 31, 2006, $5,453,816 in goodwill was recorded in relation to the acquisition of NextGen Fuel, Inc. During the year ended December 31, 2005, $905,579 in goodwill was recorded in relation to the acquisition of GS Design Services, Inc.

During the year ended December 31, 2008, the Company recorded an impairment of goodwill in the amount of $8,786,183 related to the Sustainable System acquisition, the Bollheimer acquisition and the GS Design acquisition. During the year ended December 31, 2007, the Company recorded an impairment of goodwill in the amount of $5,453,816 related to the NextGen Fuel acquisition as well as an impairment of goodwill in the amount of $5,700,000 related to the Sustainable System acquisition. Generally accepted accounting principles require that the Company assess the fair values of intangible assets at least annually in order to identify any impairment in the values. However, on a quarterly basis, management is alert for events or circumstances that would indicate that, more likely than not, the fair value of a reporting segment has been reduced below its carrying amount. If there is a determination that the fair value of an intangible asset is less than the corresponding net assets amount, including goodwill, an impairment loss would be identified and recorded at that time.

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

INCOME TAXES

Income taxes are accounted for under the asset and liability method, whereby deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. All of the subsidiaries are consolidate for state income tax purposes.

NET LOSS PER COMMON SHARE

The Company computes its net income or loss per common share under the provisions of SFAS No. 128, "Earnings per Share", whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares if the effect is anti-dilutive. For the years ended December 31, 2008 and 2007, common stock equivalent shares arising from the assumed exercise of options, warrants and debt conversions of convertible debt instruments were excluded from the computation of diluted net loss per share. Potential future dilutive securities include 996,279 outstanding options and warrants, and 407,115,928 shares issuable for the conversion of convertible debentures and 62,800,925 shares issuable after the conversion of the Series B Preferred stock under the employee pool.

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

Deferred finance costs represent costs paid to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature are reflected as a debt discount. These costs and discounts are amortized over the life of the related debt. Amortization expense related to these costs and discounts were $7,860,533 and $4,689,896 for the years ended December 31, 2008 and 2007, respectively and are included in other expense.

DERIVATIVE FINANCIAL INSTRUMENTS

Certain of the Company's debt and equity instruments include embedded derivatives that require bifurcation from the host contract under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under the provisions of these statements, the Company records the related derivative liabilities at fair value and records the accounting gain or loss resulting from the change in fair values at the end of each reporting period. Change in the derivatives instruments resulted in a loss of $1,372,204 and a gain of $3,974,422 for the years ended December 31, 2008 and 2007, respectively.

FINANCIAL INSTRUMENTS

The carrying values of accounts receivable, other receivables, accounts payable, and accrued expenses approximate their fair values due to their short term maturities. The carrying values of the Company's long-term debt approximate their fair values based upon a comparison of the interest rate and terms of such debt to the rates and terms of debt currently available to the Company. It was not practical to estimate the fair value of the convertible debt. In order to do so, it would be necessary to obtain an independent valuation of these unique instruments. The cost of that valuation would not be justified in light of the materiality of the instruments to the Company.

FAIR VALUE INSTRUMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company's consolidated financial position or results of operations.

The Company partially adopted SFAS 157 on January 1, 2008, delaying application for non-financial assets and non-financial liabilities as permitted. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

o Level 1 -- quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

o Level 2 -- inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

o Level 3 -- unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

The following table presents the embedded derivative, the Company's only financial assets measured and recorded at fair value on the Company's Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the years ended December 31, 2008 and 2007:

--------------------------------------------------------------------------------------------------------------------
As of December 31, 2008                                Level 1         Level 2         Level 3          Total
--------------------------------------------------------------------------------------------------------------------
Embedded derivative liabilities                           $ --           $ --      $ 3,869,771         $ 3,869,771

The following table reconciles, for the period ended December 31, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded derivative at December 31, 2006 ................................................   $ 6,542,042

Fair Value of warrants and conversion feature of the debenture at issuance ..........................    4,137,211

Loss on fair value adjustments to embedded derivatives .............................................    (3,974,422)
                                                                                                       -----------
Balance of Embedded derivative at December 31, 2007 ................................................     6,704,831

Write off due to restructured terms ................................................................    (6,784,743)
                                                                                                       -----------
Fair Value of warrants and conversion feature of the debenture at issuance .........................     2,577,479
                                                                                                       -----------
Gain on fair value adjustments to embedded derivatives .............................................     1,372,204
                                                                                                       -----------
Balance at December 31, 2008 .......................................................................   $ 3,869,771
                                                                                                       ===========


The valuation of the derivatives are calculated using a complex binomial pricing model that is based on changes in the volatility of our shares, our stock price, the probability of a reduction in exercise and conversion price, and the time to conversion of the related financial instruments.

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

NEW ACCOUNTING PRONOUNCEMENTS

During December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS
160). SFAS 141(R) replaces SFAS 141, Business Combinations. SFAS 141(R) and SFAS 160 will change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS 141(R) requires recognizing, with certain exceptions, 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity; measuring acquirer shares issued and contingent consideration arrangements in connection with a business combination at fair value on the acquisition date with subsequent changes in fair value reflected in earnings; and expensing as incurred acquisition-related transaction costs. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends the consolidation procedures of Accounting Research Bulletin No. 51, Consolidated financial Statements (ARB 51) for consistency with the requirements of SFAS 141(R). The Company will be required to adopt SFAS 141(R) for business combination transactions for which the acquisition date is on or after July 1, 2009. The Company will also be required to adopt SFAS 160 on July 1, 2009. The Company has not yet assessed the impact of the adoption of these standards on its financial statements.

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

During May, 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 addresses the accounting for convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. Currently, most forms of convertible debt securities are treated solely as debt. Under the FSP, issuers of convertible debt securities within its scope must separate these securities into two accounting components; a debt component, representing the issuer's contractual obligation to pay principal and interest; and an equity component, representing the holder's option to convert the debt security into equity of the issuer or, if the issuer so elects, an equivalent amount of cash. The Company will be required to adopt FSP APB 14-1 on July 1, 2009 in connection with its outstanding convertible debt and must apply it retrospectively to all past periods presented, even if the instrument has matured, converted, or otherwise been extinguished as of the FSP's effective date. The Company has not yet assessed the impact of the adoption of this standard on its financial statements.

RECLASSIFICATIONS

Certain items in the financial statements for 2007 have been reclassified to conform with the current year presentation. Such reclassification had no effect on net income.

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

STOCK OPTIONS

Activity under the Plan and issuances of options and/or warrants for the period ended December 31, 2008 is as follows:

                              Number of Shares      Weighted Average
                                                      Exercise Price
                              --------------------------------------
Outstanding at December 31, 2006     996,629              $   5.00
   Granted at fair value .......        --                     --
   Forfeited ...................        (350)                  --
   Exercised                            --                     --
                                   ---------              --------
Outstanding at December 31, 2007     996,279              $   5.00
   Granted at fair value .......        --                     --
   Forfeited ...................        --                     --
   Exercised                            --                     --
                                   ---------              --------
Outstanding at December 31, 2008   $ 996,279              $   5.00
                                   =========              ========

Exercisable ....................   $ 996,279              $   5.00
                                   =========              ========

On March 6, 2007, the Company's subsidiary, GS AgriFuels Corporation, acquired 85% of the outstanding capital stock of Sustainable Systems, Inc. Under the purchase agreement, GS AgriFuels issued options to certain employees of Sustainable Systems, Inc. (the "Optionees"). None of the Optionees was affiliated with GS AgriFuels or with any of its affiliates prior to the acquisition, but each of them remained as an employee of Sustainable Systems after it was acquired by GS AgriFuels. The options were issued in order to give the Optionees an incentive to expand the operations of Sustainable Systems and improve its profitability. The options were exercisable for five years from the date of grant (i.e., March 6, 2007). The options permitted the Optionees to purchase 534,500 shares of GS AgriFuels common stock at $3.50 per share, 267,250 shares of GS AgriFuels common stock at $7.00 per share, and 133,625 shares of GS AgriFuels common stock at $10.50 per share. The fair value of the options was determined to be $1,102,673, $527,017 and $255,090, respectively, and was calculated using the Black-Scholes Option Pricing Model. The assumptions used were the following: Volatility was 150%, the Risk Free Rate was 4.53% and the term was five years. The fair value was expensed as compensation in accordance with the principles set forth in EITF 95-8. Management expects that these options will be cancelled during 2009.

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

SERIES A PREFERRED STOCK

Each share of Series A Preferred Stock may be converted by the holder into 0.02 shares of common stock, and the holders have voting privileges of five votes to every one common share issuable upon conversion. At December 31, 2008 and 2007, there were no and 1,254,244 shares of Series A Preferred Stock, respectively, issued and outstanding. These 1,254,244 shares were originally issued in 2003 and were converted into 25,084 shares of Company common stock during the first quarter 2008.

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into twenty-five shares of common stock. The holders would be entitled to cumulative dividend rights equal to that of twenty-five common shareholders upon the declaration of dividends on common stock, and have voting privileges of one vote to every one common share. At December 31, 2007, there were 151,250 shares of Series B Preferred Stock issued and outstanding. These shares were originally issued in 2003 and were converted into 6,797,634 shares of Company common stock during the first quarter 2008, A total of 3,025,333 shares of Series B Preferred Stock were issued during 2008 as compensation. Of those, 506,114 were converted into 12,652,825 shares of common stock. At December 31, 2008 and 2007, there were 2,512,219and 151,250 shares of Series B Preferred Stock, respectively, issued and outstanding.

SERIES D PREFERRED STOCK

Shares of the Series D Preferred Stock (the "Series D Shares") may be converted by the holder into Company common stock. The conversion ratio is such that the full 1,000,000 Series D Shares originally issued convert into Company common shares representing 80% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). The holder of Series D Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series D Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series D Shares will receive the dividend that would be payable if the Series D Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series D Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series D Shares had been converted into common shares. At December 31, 2008 and 2007, there were 800,000 and 0 shares of Series D Preferred Stock, respectively, issued and outstanding.

SERIES E PREFERRED STOCK

On May 15, 2008, the Company issued 20,000 shares of the Company's new Series E Preferred Stock (the "Series E Shares") to the BIG shareholders (See Note 28, Acquisition, below), which shares are convertible at a fixed rate of 1 preferred share to 1,000 common shares into a total of 20,000,000 shares of Company common stock; provided, however, that the Series E Shares shall be convertible into Company common shares in proportion to the Company's earnings before interest, taxes, depreciation and amortization and non-cash and non-recurring items ("EBITDA") and will be fully convertible into 20,000,000 common shares on a pro rated basis as the Company achieves $50,000,000 in EBITDA during one year period. The holders would be entitled to cumulative dividend rights equal to that of 1,000 common shareholders upon the declaration of dividends on common stock, and have voting privileges of one vote to every one common share. At December 31, 2008 and 2007, there were 20,000 and 0 shares of Series E Preferred Stock, respectively, issued and outstanding.

STOCK COMPENSATION

On February 14, 2008, the Company voted for the creation of an employee pool of certain shares of the Company's preferred stock to be issued to certain employees and consultants. The pool consists of 2,765,333 shares of Company Series B Preferred Stock (the "Series B Shares") (see above), which shares have a fixed conversion ratio of 1 preferred share to 25 common shares. Of these shares, 353,296 Series B Shares automatically converted upon execution of certain employment and/or consulting agreements into 8,832,391 common shares. The preferred shares were valued using the fair market value of the Company's common stock at grant date based on the total potentially convertible common shares at grant date. The grant date fair value was $6,913,333. The Company has recognized a total of $7,252,883 in stock based compensation during the year ended December 31, 2008 in relation to the Series B Shares.

The Company had originally issued the Series B Shares as part of an incentive program for its employees, pursuant to which participating employees would earn the right to convert the Series B Shares in connection with the Company's realization of targeted EBITDA goals. The impact of the adverse general financial and commodity market conditions during 2008 rendered this incentive structure infeasible and uncompetitive, and the equity incentives ceased to have the desired effect. The Company accordingly eliminated the EBITDA condition and accelerated vesting of all preferred shares during 2008. Likewise, the Company had previously entered into agreement with Kevin Kreisler, the Company's chief executive officer, and Viridis Capital, LLC, the beneficial owner of 791,459 shares of the Company's Series D Preferred Shares, to amend the conversion feature of the Series D Shares to include the same EBITDA standards used for the Company's employees; this amendment was canceled and the new EBITDA standard was eliminated during 2008 as well.

COMMON STOCK

During the fourth quarter of 2008, the Company issued 250,000 shares of common stock to an employee of the Company and 600,000 shares to two outside consultants for a total of $51,400 in stock compensation.

During the year ended December of common stock 31, 2008, YAGI converted 11,000,597 shares of stock for a total of $554,657 that was credited against the YAGI convertible debentures.

During the first quarter of 2008, the Company issued 6,000,000 shares of common stock to YAGI as payment for $1,080,000 of financing fees related to the line of credit. The Company also issued 250,000 shares of common stock to Stillwater for financing fees during 2008.

In January 2008, Kerns Manufacturing, Inc. (see Note 16, Debt and Purchase Obligations) consented to an extension of the due date of the Kerns debenture in return for additional interest of $100,000. During the first quarter 2008, Minority Interest Fund (II), LLC ("MIF") acquired the Kerns $1,000,000 Debenture. The managing member of MIF is a relative of Kevin Kreisler, the Company's chairman and chief executive officer. This debenture was due to be paid by the Company in two payments $600,000 on January 15, 2008 and $500,000 (plus residual interest and costs of $100,000) on February 15, 2008. MIF purchased the Kerns $1,000,000 Debenture and paid these sums in cash to Kerns on the requisite due dates. In February 2008, MIF subsequently fully converted this debenture at the rate of $0.16 per share into 6,875,000 shares of Company common stock.

During the year ended December 31, 2008, 506,114 shares of Series B Preferred Stock were converted into 12,652,825 shares of common stock. This included 160,000 shares of common stock issued to Ed Carroll, the Company's Chief Financial Officer, 160,000 shares of common stock issued to Paul Miller, the Company's President of Sustainable Systems and 100,000 shares of common stock issued to Greg Barlage, the Company's Chief Operating Officer. During the fourth quarter of 2008, an additional 3,485,217 shares of common stock were converted from Series B Preferred Stock for employees of the Company. This included 1,000,000 shares issued to Mr. Carroll, 250,000 shares issued to David Winsness, the Company's Chief Technology Officer, 250,000 shares issued to Mr. Barlage, 335,217 shares issued to Mr. Miller and the balance being issued to various other employees of the Company.

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

Effective December 31, 2007, EcoSystem transferred its stakes in GS Design, Inc. and GS Rentals, LLC to the Company in return for the reduction in the Company's note receivable from EcoSystem by $170,385 and the issuance to EcoSystem of a term note in the amount of $432,932, which note bears interest at 6% per annum and matures on December 31, 2008. During the year ended December 31, 2008, this debenture was purchased by Minority Interest Fund (II), LLC ("MIF") in return for the reduction in the total amount of the convertible debt payable by the Company to MIF.

RESTRUCTURING

On November 9, 2007, the Company and Carbonics Capital Corporation (the Company's former parent) initiated and completed a series of transactions to restructure of the Company, including the transfer to the Company of Carbonics' stakes in GS AgriFuels Corporation and EcoSystem Corporation. The Company assumed all of Carbonics' intercompany, affiliate related party notes payable and receivable, all trade payables, and all receivables, but did not assume Carbonics debt to YA Global Investments, LP. In exchange, the Company issued to Carbonics a promissory note in the aggregate net amount of $2,948,831 (the "Carbonics Note"). During the year ended December 31, 2008, the Carbonics Note was reduced by $2,000,000 as a result of the Company's realization during 2007 of impairment charges associated with the Company's NextGen Fuel and Sustainable Systems subsidiaries. The balance owed on the Carbonics Note was $386,132 as of the year ended December 31, 2008.

On December 12, 2007, Carbonics distributed all of what was then Carbonics' 80% stake in the Company on a pro-rated basis to all of Carbonics' shareholders. To accomplish the distribution, Carbonics converted 200,000 shares of Company Series D Preferred Stock into 20,800,000 shares of Company common stock, which it distributed to the minority shareholders of Carbonics, and distributed 800,000 shares of Company Series D Preferred Stock (see Note 5, Shareholders' Equity, below) to Viridis Capital, LLC, the Company's majority shareholder. Kevin Kreisler, the sole member of Viridis Capital, is the Chairman and Chief Executive Officer of the Company.

On December 11, 2008, the Company entered into an Exchange Agreement with YAGI whereby YAGI agreed to return the 3,329,630 GS AgriFuels Shares and the warrants exercisable into 3,300,000 shares of GS AgriFuels common stock previously acquired by YAGI to the Company in exchange for a convertible debenture in the amount of $1,950,000. The debenture matures on December 31, 2011 and bears interest at a rate of 10% per annum.

6         DISCONTINUED OPERATIONS

TRANSACTIONS RELATING TO GS ENVIROSERVICES

During January 2008, GS EnviroServices, the Company's environmental services segment, redeemed the majority of the Company's stock holdings in GS EnviroServices in return for the reduction of certain Company convertible debts due to YA Global Investments, L.P. ("YAGI"). As of January 25, 2008, the Company held only a minority stake in GS EnviroServices (6,266,667 shares, or about 19%) and ceased consolidating the revenue and earnings of GS EnviroServices effective January 1, 2008. These shares were subsequently liquidated in June 2008. Subsequent to this transaction, Kevin Kreisler, the Company's chairman and chief executive officer resigned from the position of chairman of the GS EnviroServices board of directors. Additional information on these and other subsequent events relevant to GS EnviroServices are provided here:

The components of discontinued operations are as follows:

                                                                                  2008               2007
                                                                       ---------------    ---------------
Net revenues                                                           $            --    $    15,286,064
Cost of revenues                                                                    --         10,962,181
                                                                       ---------------    ---------------
     Gross profit                                                                   --          4,323,883
                                                                       ---------------    ---------------

Selling, general and administrative expense                                         --          4,200,810
                                                                       ---------------    ---------------
     (Loss) income from operations                                                  --        (4,200,810)
                                                                       ---------------    ---------------

Other income and expenses, net                                                      --           (76,395)
                                                                       ---------------    ---------------
     Total other income and expense                                                 --           (76,395)
                                                                       ---------------    ---------------

     (Loss) income before provision for income taxes                                --             46,678

Total provision for tax                                                             --              4,940
                                                                       ---------------    ---------------
     Net income (loss) from discontinued operations                                 --             51,618
       Gain (loss) on disposal of discontinued operations                  (2,739,735)          2,481,691
                                                                       ---------------    ---------------
     Total income (loss) - discontinued operations                     $   (2,739,735)     $    2,533,309
                                                                       ================   ===============

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

This letter agreement was amended during the second quarter 2008 in connection with the sale by GS EnviroServices of substantially all of its assets (see below) to provide for the payment of $1,000,000 to redeem the remaining 6,266,667 shares of GS EnviroServices held by the Company. This payment was made to YAGI in June 2008 in return for the reduction of the Company's subsidiary's (GS AgriFuels Corporation) convertible debt obligations to YAGI by $1,000,000. As a result of this total liquidation of our majority stake in EnviroServices, we recognized a loss on disposal of discontinued operations in the amount of $2,739,735 and the 2007 assets and liabilities of GS EnviroServices have been presented as assets and liabilities of discontinued operations.

7         DEPOSITS

The Company has security deposits on property leases in the amount of $63,634 and deposits on equipment of $304,701 as of the years ending December 31, 2008. Deposits on property leases at December 31, 2007 was $5,034.

8        RESTRICTED CASH

As of December 31, 2008 and 2007, the Company had $406,954 and $426,623, respectively, in restricted cash. According to the terms of the Line of Credit with American State Bank & Trust Company, a lockbox is used for the collection of payments on Sustainable Systems' accounts receivable. The balance in this account as of December 31, 2008 and 2007 was $0 and $381,971, respectively, as the Line of Credit with American State Bank & Trust Company was paid off in October 2008 and the account was closed.

According to the terms of the new Line of Credit with Anchor Light, LP, an account was set up in order to set aside funds to be used for interest on the Line of Credit. The balance in this account as of December 31, 2008 was $189,000.

In mid-2005, a significant wind storm caused damage to the plant that the Company purchased in October 2005. The Company received insurance proceeds of $82,893 during the year ended December 31, 2005 due to the property losses incurred. The funds were deposited into the Company's account at First Community Bank and are restricted for use in repair and replacement of the damaged property. The Company had incurred $19,308 in expenditures during the year, causing this amount of cash to be released from restrictions. Restricted cash at First Community Bank was $18,184 and $43,652, respectively as of December 31, 2008 and 2007.

According to the Credit Agreement with YAGI, GS COES established a lockbox and related blocked account under the credit line whereby collection of payments of GS COES' accounts are remitted to this account. Accordingly, the funds are restricted for use in the construction of the corn oil extraction systems and for repayment of its debt obligation upon default demand by the lender or if certain conditions are met (See Note 12, Financing Arrangements, below). Restricted cash allocated for this purpose was $314 as of December 31, 2008.

Biofuel Industries Group, LLC is obligated to pay for certain road improvements near its facility. These funds are restricted for use in the improvements to the roads. Restricted cash allocated for this purpose was $199,456 as of December 31, 2008.

9        GOODWILL AND INTANGIBLE ASSETS

The Company reviews its goodwill annually for possible impairment and more frequently if events or changes in circumstances indicate goodwill might be impaired. The fair value of the Company's reporting units is analyzed using a discounted cash flow valuation approach. The discounted cash flow calculation is made utilizing various assumptions and estimates regarding future revenues and expenses, cash flow and discount rates. The assumptions used are sometimes significantly different than historical results due to the Company's current business initiatives. If the Company fails to achieve results in line with the assumptions used, intangible assets may be impaired. Possible impairment may exist if the fair value computed using the discounted cash flow valuation approach is lower than the carrying amount of the reporting unit (including goodwill). Further analysis would be required if possible impairment exists by comparing the implied fair value of the reporting unit, which is the excess of the fair value of the reporting unit over amounts assigned to the reporting unit's assets and liabilities, to the carrying amount of goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value, an impairment loss equal to the difference would be recorded and goodwill would be written down.

The Company tests goodwill and intangible assets annually for impairment at the reporting level using a two step process. The Company's reporting units are:

o        Equipment & Technology Sales

o        Culinary Oil Production & Sales

o        Biofuel Production & Sales

The first step includes the following review criteria: (a) compare fair value of reporting unit with its carrying amount (accounting value); (b) if fair value of reporting unit is greater than its carrying amount (including recorded goodwill), then no impairment and therefore there is no need to perform Step II; and (c), if the reporting unit carrying amount (including recorded goodwill) is greater than its fair value, then must complete Step II to measure the amount of impairment, if any.

The second step includes the following review criteria: (a) measuring the amount of impairment loss; (b) the implied fair market value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined; (c) in order to determine the implied fair value of the goodwill, we value all assets; (d) assets subject to testing under SFAS 144 must be tested before goodwill can be tested under SFAS 142; and (e) if the carrying amount of a reporting unit goodwill exceed the implied fair value of that goodwill, then an impairment loss is recognized for an amount equal to that excess.

The Company used three methods of valuation to determine impairment. The first method used is book value, the second methodology is Discounted Cash Flow analysis and the third method is a combination of Discounted Cash Flow analysis and Market Multiples.

The Company relied heavily on the Discounted Cash Flow Analysis and the Market Multiple Approach. In the prior years the Company used the same methodology, with heavy reliance on the Discounted Cash Flow analysis and the Market Multiple Approach. The historical losses in our reporting units heavily influenced our analysis and are what triggered Step I. Given the development stage nature of our operations during the reporting period, we relied heavily on future sales rather than historical sales to forecast our sales growth. Management recast its projections in subsequent periods which, in turn, caused impairment.

The Company's weighting of valuation methods was similar for both Sustainable and NextGen. Sustainable Systems' cash flow projections used to determine the purchase price relied on the representation by the sellers that Sustainable
Systems held clear title to its Culbertson, Montana based oilseed crushing facility, and the ability to obtain expansion capital that would have expanded capacity to 600 tons per day from 100 tons per day. The Company learned in early 2008 that Sustainable Systems did not hold clear title to its crushing facility, but rather merely the right to acquire the facility upon the payment of additional capital. The Company was consequently not able to obtain that financing on the time frame initially projected and subsequently initiated suit against the selling shareholders in this regard. This affected our cash flow projections and, since the asset and book value did not change, our analysis was weighted towards a Discounted Cash Flow Approach as well as a Market Multiple Approach.

NextGen's original purchase price was determined by assuming that NextGen would be able to sell biodiesel equipment to a then-rapidly growing biodiesel market. This market had increased dramatically in size during the 3 years prior to the completion of the acquisition. About 6 months after the acquisition, commodity prices increased to the point where making biodiesel for many potential clients was no longer as profitable as it once was. This led to a significant reduction in biodiesel plant construction activities. Therefore, our valuation analysis put additional weight towards the Discounted Cash Flow Analysis and the Market Multiple Approach since both were used in the original purchase price. Book Value was felt to have little bearing on the impairment at the time.

The material assumptions used for Sustainable Systems assumed that the expansion would not be completed we then forecast sales using the 2008 financials as a base year and then increased sales by 6.5% per year thereafter and expenses by 3%. We assumed an operating margin and a net margin between 8 and 13%. throughout the forecast period. For NextGen Fuel we assumed the sale of only one 10 million gallong per year system per year (versus three systems per year) for the same projection period of 2009 to 2014, we assumed the same sales increase of 6.5% and the same 3% per year increase in expenses.

As a result of our annual assessment of goodwill and intangibles in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company concludes that an impairment of its energy technology intangibles existed. The Company's results for the year ended December 31, 2008 includes a non-cash pre-tax write-down of intangible assets impairment charge of $10,143,288. This impairment results from the Company's year-end analysis of its energy technology intangibles for its Equipment and Technology Reporting Unit.

As a result of our annual assessment of goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company concluded that an impairment of its goodwill existed. The Company's results for the year ended December 31, 2008 included a non-cash pre-tax goodwill impairment charge of $8,786,183. This impairment results from the Company's year-end analysis of goodwill for its Culinary Oil Production and Sales and Equipment and Technology Sales Reporting Units, which demonstrated goodwill impairment of $7,458,877 and $1,327,306, respectively.

As a result of our 2007 annual assessment of goodwill in accordance As a result of our 2007 annual assessment of goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company concluded that an impairment of its goodwill existed. The Company's results for the year ended December 31, 2007 included a non-cash pre-tax goodwill impairment charge of $11,153,816. This impairment results from the Company's year-end analysis of goodwill for its Culinary Oil Production and Sales and Equipment and Technology Sales Reporting Units, which demonstrated goodwill impairment of $5,453,816 and $5,700,000, respectively.

On September 13, 2006, GS AgriFuels entered into a financing agreement with Sustainable Systems, LLC whereby GS AgriFuels would invest a total of $3,000,000 into the company for a 15% stake in the company. As of March 6, 2007, we had acquired an approximately 15% interest through advances of $2,000,000, accounted for under the cost method. On March 6, 2007, GS AgriFuels completed the acquisition of the remaining approximately 85% of the outstanding capital stock of Sustainable Systems, Inc. The total negotiated purchase price was $12,657,093, to be paid as follows: $100,000 in a short term note payable, notes payable issued to the sellers for $1,900,000, two convertible debenture issued to the sellers totaling $7,104,018, and $3,553,075 in GS AgriFuels' common stock at an agreed upon fair value of $4.50 per share. The $1.9 million note were agreed to be due upon the completion and commissioning of Sustainable's current plant expansion. The two $3.55 million debentures are due on the first anniversary of the closing and the second anniversary of the closing, respectively. The excess of the purchase price over the net liabilities acquired had been recorded as goodwill in the amount of $13,158,877 as of December 31, 2007.

On October 31, 2006, the Company's subsidiary, GS AgriFuels completed the acquisition of NextGen Fuel, Inc. Cash in the amount of $17,000,000 was paid for the acquisition of NextGen Fuel with an additional $4,204,437 in seller holdback. The fair value of the net assets acquired was $1,050,621 with the excess purchase price of $20,153,816 to be allocated to intangible assets. GS AgriFuels allocated $14,700,000 to energy technology intangibles, and recorded $5,453,816 at the time of the NextGen closing. For the year ended December 31, 2008, the Company tested for impairment of the goodwill related to NextGen Fuel, Inc. Based on management's evaluation, the carrying value related to NextGen Fuel, Inc. exceeded the implied fair value. As of December 31, 2008, the Company recorded a $10,143,288 write-off of the net book amount allocated to energy technology.

Effective January 1, 2008, the Company acquired 100% of the stock of Bollheimer & Associates, Inc. ("BA"). The total purchase price is $450,000 in cash plus shares of performance based Series B Preferred Stock that are convertible into 500,000 shares of Company common stock. The cash portion of the acquisition price is to be paid in five installments (the first of which was paid at closing), with the last installment due on or before January 1, 2011 provided that BA continues to generate at least $125,000 in gross sales per year for the next three years. The excess of the purchase price over the net assets had been recorded as Goodwill in the amount of $421,727.

Effective May 15, 2008, the Company and Biofuel Industries Group, LLC (d/b/a NextDiesel(TM)) ("BIG") entered into an Exchange Agreement pursuant to which the Company exchanged 20,000,000 common shares and 20,000 preferred shares in return for 100% of the equity of BIG subject to the redemption by BIG of BIG's "Class A Membership Units" for a total of $9 million preferred equity interest with a 12% coupon commencing January 30, 2009 at a rate equal to 30% of BIG's net cash flows (after all operating costs and regular debt payments have been paid) (the "Class A Redemption"). The $9 million preferred equity interest is mandatorily redeemable if it is not paid on or before the twentieth anniversary of closing and is classified as a liability under the provisions of SFAS No. 150. The excess of the purchase price over the net assets had been recorded in goodwill in the amount of $7,281,993. The Company is in the process of obtaining a third-party valuation of certain assets and liabilities, including acquired intangible assets and finalizing its own internal assessment of the purchase price allocation. Thus, the preliminary allocation of purchase price will change, and such change could be material. The Company anticipates completing the purchase price allocation and reporting in future filings as required by SFAS 141 regarding business combinations.

The Company's intangible assets at December 31, 2008 and 2007, respectively include the following:

          Energy technology$       --      $ 14,700,000
          Patent .......         50,000          50,000
          Website ......         45,076            --
          Software .....         13,535            --
          Accumulated amort     (58,132)     (2,463,117)
                           ------------    ------------
          Intangible assets$     50,478    $ 12,286,883
                           ============    ============


Amortization of intangible assets was $2,100,000 and $2,100,000 for the twelve months ended December 31, 2008 and 2007 respectively. Estimated amortization expense for future years is as follows:

           2009   $ 7,659
           2010     5,093
           2011     5,093
           2012     5,054
           2013     3,203
Thereafter         24,376
                  -------
Total             $50,478
                  =======

The changes in the carrying amount of goodwill during the twelve months ended
December 31, 2008 and 2007 are as follows:

                              Equipment and     Culinary Oil      Biofuel
                              Technology Sales    Production     Production         Total
-----------------------------------------------------------------------------------------
Balance at January 1, 2007 .   $    905,579    $       --      $       --     $    905,579
Goodwill Acquisition .......      5,453,816      13,158,877            --       18,612,693
Impairment/Loss ............     (5,453,816)     (5,700,000)           --      (11,153,816)
                               ------------    ------------    ------------   ------------
Balance at December 31, 2007        905,579       7,458,877            --        8,364,456
Goodwill Acquisition .......        421,727            --         7,281,993      7,703,720
Impairment/Loss ............     (1,327,306)     (7,458,877)           --       (8,786,183)
                               ------------    ------------    ------------   ------------
Balance at December 31, 2008   $       --      $       --      $  7,281,993   $  7,281,993
                               ============    ============    ============   ============


10        PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                       2008                      2007
                                -------------------------------------

Land and building ...........   $  6,900,313             $  1,391,904
Furniture and fixtures ......         65,590                   57,175
Machinery and equipment .....      9,576,731                1,698,079
Vehicles ....................         40,920                   36,336
Computer equipment ..........        265,529                  186,572
Processing equipment ........     10,966,199                1,285,584
Leasehold improvements ......        274,320                  235,038
                                ------------             ------------
  Sub-total .................     28,089,603                4,890,688

Less accumulated depreciation     (2,776,898)                (785,340)
                                ------------             ------------

     Total ..................   $ 25,312,706             $  4,105,348
                                ============             ============


For the years ended December 31, 2008 and 2007, total construction in progress was $6,023,012 and $4,541,554, respectively. Of this amount, $4,458,417 and $1,900,864, respectively, was related to the Company's corn oil extraction systems that are currently being installed and are not yet in service. The remaining $1,481,459 and $2,944,049, respectively, is related to the expansion in progress at Sustainable Systems' oilseed crush facility.

Depreciation charged to operations was $1,397,876 and $712,173 for the years ended December 31, 2008 and 2007, respectively.

During the year ended December 31, 2008, the Company recorded a $2,412,528 write-down due the impairment of assets relating to property and equipment. GS Design wrote off $412,528 on the construction in progress related to a feedstock pre-treatment system. In addition, Sustainable Systems wrote off $2,000,000 including a $1,481,459 write-down related to the construction in progress on the solvent plant, $194,456 related to the building and improvements and $324,086 related to equipment.

The estimated completion times for assets recorded in construction in progress are as follows:

Location                                                        Current Status
-------------------------------------------------------------------------------
Oshkosh, Wisconsin                                               Operational
Medina, New York                                                 Operational
Marion, Indiana                                                  Operational
Riga, Michigan                                                   Operational
Albion, Michigan                                                        2009
Richardton, North Dakota                                                2009
Lakota, Iowa                                                            2009
Milton, Wisconsin                                                       2009
Fulton, New York                                                        2009
Adams, Nebraska                                                         2009
Culbertson, Montana (expansion of existing plant)                       2010

11        LINES OF CREDIT

Inventory Line of Credit for Culinary Oil Production Facility

In October 2007, Sustainable Systems, LLC, which owns our oilseed crush facility, entered into a Line of Credit with American State Bank. The total amount available under the Line of Credit is $2,225,000. The Line bears interest at a rate of 10.25% which is due monthly. The default rate is 3% over the note rate. The Line matured on September 1, 2008. The funds will be advanced on a borrowing base certificate as follows: (1) 75% of receivables less than 60 days;
(2) 55% of contracted seed price in the house; (3) 75% of oil price as contracted for in the house; and (4) 75% of meal inventory value. The Line has been guaranteed by Sustainable Systems, Inc. and GS AgriFuels. The balance as of the year ended December 31, 2007 was $1,833,192.The line was paid off in full on October 6, 2008.

Revolving Line of Credit for Construction of Corn Oil Extraction Facilities

On January 25, 2008, GS COES (Yorkville I), LLC, a subsidiary of the Company, closed on the terms of a Credit Agreement with YA Global Investments, LP ("YAGI"). On July 1, 2008, the Credit Agreement was amended to extend the commencement of payments to YAGI to October 1, 2008 and to extend all performance timelines to December 31, 2008. On December 11, 2008, the Credit Agreement was amended to extend the maturity date to January 31, 2011, to increase the revolving availability to $13,750,000, and to restructure the repayment provisions such that amounts advanced by YAGI would be repaid on the closing of financing from CleanBioenergy Partners, LLC, an affiliate of GE Energy Financial Services. The Credit Agreement was issued for the purpose of constructing and installing corn oil extraction facilities based on the Company's patented and patent-pending corn oil extraction technologies. While the revolving availability under the line of credit was increased to $13,750,000 in the December 11, 2008 amendment, and the Company was otherwise in compliance with the amended terms, the Company was unable to access the additional availability. The balance on the line of credit was $10,000,000 as of December 31, 2008, interest is accruing at the rate of 20% per annum, and the line and accrued interest is payable at the maturity date. The December 11, 2008 amendment also added a term allowing YAGI to convert interest and principal into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. The Company is currently in discussions with YAGI to restructure this line of credit since the CleanBioenergy financing failed to close as expected (see Note 30, Subsequent Events).

To induce YAGI's entry into the Credit Agreement and in consideration of YAGI's execution of the Restructuring Agreement described below, the Company issued six million shares of its common stock to YAGI valued at $1,080,000. In conjunction with the financing GS COES paid structuring fees of $210,000, legal fees of $150,000, monitoring fees of $175,000, due diligence fees of $35,000 as well as prepaid interest of $250,000. The balance of deferred financing fees was $235,315 at December 31, 2008 after recording $340,378 in amortization of financing fees for year ending December 31, 2008.

Revolving Line of Credit for Biodiesel Production Facility

On January 16, 2008, Biofuel Industries Group, LLC ("BIG"), a newly acquired subsidiary of the Company, restructured its previous line of credit. The total amount available under new revolving line of credit is $1,750,000. The Line shall bear interest at a rate of LIBOR Rate plus two and twenty five hundredths percent per annum and matures on January 11, 2009. The Company owed Citizens Bank $9,128 in payments and the balance on the line was $745,235 as of December 31, 2008 and 2007.

12       FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of
December 31, 2008 and 2007:
                                                                                    12/31/2008     12/31/2007
                                                                                  ---------------------------
Current portion of long term debt:
Note payable from GS AgriFuels to Stillwater ..................................   $  2,071,886    $  3,800,000
Purchase obligations from GS AgriFuels to NextGen sellers .....................      3,979,437       3,979,437
Purchase obligations from GS AgriFuels to Sustainable Systems sellers .........      1,017,451       1,900,000
Asset retirement obligation, current ..........................................            277             256
Current portion of note payable to Sustainable Systems' .......................         77,422         129,240
creditors
Current portion of installment debt payable from Sustainable Systems ..........      1,400,000            --
Note Payable to former employee ...............................................           --           138,558
Vehicle loans and other short term borrowings .................................         60,769            --
Mortgages and other term notes ................................................         29,404          92,374
Current portion of notes payable from GreenShift to Bollheimer ................        320,000            --
Current portion of notes payable from GS CleanTech ............................        150,000            --
Current portion of convertible notes payable from GS CleanTech ................      1,156,444            --
Current portion of installment debt from GS AgriFuels to Sheridan .............           --           253,301
Current portion of Notes payable from GS AgriFuels to  Sheridan Electric ......           --           248,224
Notes payable from Biofuel Industries Group ...................................        150,000
                                                                                  ------------    ------------
                                                                                  $ 10,413,090    $ 10,541,390
                                                                                  ============    ============

Long-term debt, net of current maturities:
Mortgages and other term notes ................................................   $  9,146,746          41,260

Vehicle loans
-------------                                                                          306,003            --
Notes payable from GS AgriFuels to Montana Dept of Agriculture
                                                                                       124,052         124,052
Convertible notes payable from GS CleanTech
                                                                                       578,135            --
Note payable from GS AgriFuels to Sheridan
                                                                                          --           951,078
Notes payable from GS AgriFuels to Great Northern Development .................        944,745         954,513
                                                                                  ------------    ------------

     Total long term debt .....................................................   $ 10,793,678    $ 24,769,906
Asset retirement obligation
Asset retirement obligation ...................................................   $    247,462    $     60,290
                                                                                  ============    ============
Current portion of convertible debentures:
Convertible debenture payable from GS AgriFuels to YAGI issued February 2006 ..   $  1,949,631       1,949,631
Convertible debenture payable from GS AgriFuels to YAGI issued June 2006 ......      5,500,000       5,500,000
Convertible debentures payable from GreenShift to Acutus Capital ..............        485,000            --
Note discounts ................................................................        (73,609)           --
Convertible debenture payable from GS AgriFuels to Sustainable Systems sellers       1,902,140       3,552,005
Kerns convertible debenture payable from GreenShift ...........................      1,000,000            --
Convertible debenture payable from GS AgriFuels to Sustainable Systems sellers       1,902,147       3,552,013
                                                                                  ------------    ------------
     Total current portion of convertible debentures ..........................   $ 11,665,309    $ 15,553,649
                                                                                  ============    ============
 Long-term convertible debenture:
Convertible debenture payable from GreenShift to YAGI assumed April 2006 (as ..   $  2,084,986    $    740,067
amended)
Convertible debenture payable from GreenShift to YAGI issued April 2006 .......        303,515       1,900,000

Convertible debenture payable from GreenShift to YAGI issued February 2007 ....      1,224,063       1,125,000

Convertible debenture payable from GreenShift to YAGI issued April 2007 .......      2,789,278       4,400,000

Convertible debenture payable from GS AgriFuels to YAGI issued October 2006 ...     12,860,000      12,860,000

Convertible debenture payable from GreenShift  to YAGI issued December 11, 2008      1,950,000            --
Note discounts ................................................................       (485,403)     (3,061,767)
                                                                                  ------------    ------------
     Total current portion of convertible debentures ..........................   $ 20,726,439    $ 17,963,300
                                                                                  ============    ============

The convertible debentures noted above are convertible into the common stock of the following companies:

GreenShift Corporation                        $ 14,470,851
GS AgriFuels Corporation                        24,113,918
                                              ------------
Total                                         $ 32,950,759

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) as of December 31, 2008 and the Company's ability to meet such obligations:

Year                                                     Amount
----------------------------------------------- ---------------
2009                                              $ 13,727,189
2010                                                24,044,083
2011                                                 2,629,823
2012                                                 7,457,487
2013 and thereafter                                  6,298,946
                                                --------------
Total minimum payments due under current and
long term obligations                             $ 54,157,528
                                                  ============

13        NOTES PAYABLE - RELATED PARTIES

On November 9, 2007, the Company and Carbonics Capital Corporation (the Company's former parent) initiated and completed a series of transactions to restructure the Company, including the transfer to the Company of Carbonics' stakes in GS AgriFuels Corporation and EcoSystem Corporation. The Company assumed all of Carbonics' intercompany, affiliate related party notes payable and receivable, all trade payables, and all receivables, but did not assume Carbonics debt to YA Global Investments, LP. In exchange, the Company issued to Carbonics a promissory note in the aggregate net amount of $2,948,831 (the "Carbonics Note"). During the year ended December 31, 2008, the Carbonics Note was reduced by $2,000,000 as a result of the Company's realization during 2007 of impairment charges associated with the Company's NextGen Fuel and Sustainable Systems subsidiaries. The balance owed on the Carbonics Note was $386,132 and $2,948,831, respectively, as of the years ended December 31, 2008 and 2007.

During the twelve months ended December 31, 2007, the Company borrowed $30,000 from David Winsness, the Company's Chief Technology Officer. The note carried interest at 5% per year and was payable upon demand. The Company repaid the loan in full subsequent to the year ended December 31, 2007. The balance as of December 31, 2008 was $0.

During the twelve months ended December 31, 2007, the Company borrowed $20,000 from Edward Carroll, the Company's Chief Financial Officer. The note carried interest at 5% per year and was payable upon demand. The Company repaid the loan in full subsequent to the year ended December 31, 2007. The balance as of December 31, 2008 was $0.

During the year ended December 31, 2008, the $410,930 note payable the Company owed to Viridis Capital, LLC was purchased by Minority Interest Fund (II), LLC ("MIF"). Kevin Kreisler, the sole member of Viridis Capital, is the Chairman and Chief Executive Officer of the Company. In addition to the Viridis transaction MIF also purchased the Candent convertible debenture and purchased new convertible debt during December 2008 (see Note 16, Debt and Purchase Obligations).

During the year ended December 31, 2007, a former employee loaned $138,558 to the Company. This balance was written off during the twelve months ended December 31, 2008.

14       VEHICLE LOANS

The Company had one vehicle loan with an interest rate of 10.79%. This loan matured in April 20103. As of December 31, 2008 and 2007, the vehicle notes totaled $24,052 and $0, respectively (See Note 30, Subsequent Events).

15       ASSET RETIREMENT OBLIGATION


Pursuant to SFAS 143, Accounting for Asset Retirement Obligations, the Company has recognized the fair value of the asset retirement obligation for the removal of its COES systems. The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value as of December 31, 2008, and the capitalized cost approximated $10,966,000. The Company has recognized $623 due to accretion from the acquisition dates. The Company has determined a range of abandonment dates between December 2018 and December 2019 and a total salvage value of $250,000 per system. The following represents the amount of the retirement obligation at the beginning and the year ended December 31, 2008:
                                            2008        2007
                                         -------------------
Beginning balance at January 1 .......   $   --         --
Liabilities incurred during the period    246,840     60,290
Liabilities settled during the period        --         --
Accretion of interest ................        623       --
                                         --------   --------
Ending balance at December 31 ........   $247,462   $ 60,290
                                         ========   ========

16         DEBT AND PURCHASE OBLIGATIONS

CONVERTIBLE DEBENTURES

Restructuring Agreements with YA Global Investments, LP

Restructuring of Convertible Debentures Previously Issued by GreenShift

In connection with the GS COES (Yorkville I), LLC financing (see Note 10, Lines of Credit, above), the Company and YAGI entered into a Restructuring Agreement. The Restructuring Agreement provided for the exchange of all convertible debentures and accrued interest in the amount of $891,432 issued by GreenShift Corporation to YAGI for four amended and restated debentures. However, the principal balance of one of the debentures was reduced by $2,000,000 and the accrued interest was reduced by $1,000,000 pursuant to the stock purchase transaction between the Company and GS EnviroServices, Inc. (see Note 6, Discontinued Operations). The net aggregate principal amount of the restated debentures was $6,401,841 as of December 31, 2008.

The terms of the amended and restated debentures are:

>> Principal and interest may be converted, at YAGI's option, into shares of Company common stock, at a conversion price of $1.25 per share.

>> On the first business day of each month commencing February 1, 2008, the Company must pay an aggregate $250,000 to YAGI. If the Company fails to make the payment, YAGI shall be entitled to convert that amount of accrued interest and principal into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. If a monthly payment is not made and YAGI does not opt to convert, then the unpaid amount will be added to the amount due on the first day of the following month. The Company has not made any of the monthly payments. As such, the embedded conversion feature on the aggregate $2750,000 due and not paid in 2008 was deemed to be a derivative.

>> All unpaid interest and principal will be due and payable on December 31, 2011.

>>   The debentures bear interest at 10% per annum.


When the Company restructured the convertible debentures, the outstanding balances owed on the debentures as well as all the accrued interest were rolled into the new debentures. The restructuring does scope out of SFAS 15 "Accounting by Debtors and Creditors for Troubled Restructuring" due to many factors: there was no concession by the creditor; the face amount of the note was not reduced; the Company did not transfer any receivables or other assets from third parties to the creditor in order to fully or partially reduce the debt; the interest rate of the debt was not modified nor was the accrued interest reduced. After we considered if there was a significant modifications of terms under EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments", based on our analysis, no significant modification of terms occurred.


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

Pledge                 Pledged Shares                                       Issuer
---------------------- -----------------------------------------------------------------------------
Viridis                800,000 shares of Series D Preferred Stock             GreenShift Corporation

Viridis                1,000,000  shares  of  Series C  Preferred  Stock      Carbonics Capital Corp

Viridis                1,000,000  shares  of  Series C  Preferred  Stock      EcoSystem Corporation


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

Restatement of Guarantees by GreenShift, Viridis Capital, LLC and Kevin Kreisler

Payment of all obligations with respect to the obligations noted above to YAGI has been guaranteed by the Company, by its Chairman, Kevin Kreisler, by his holding company, Viridis Capital, LLC, and by all of the subsidiaries of the Company.

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

On December 11, 2008, the Company entered into an Exchange Agreement with YAGI whereby YAGI agreed to return the 3,329,630 GS AgriFuels Shares and the warrants exercisable into 3,300,000 shares of GS AgriFuels common stock previously acquired by YAGI to the Company in exchange for a convertible debenture in the amount of $1,950,000. The debenture matures on December 31, 2011 and bears interest at a rate of 10% per annum.

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

During the year ended December 31, 2008, the Candent Debenture, which had a balance of $757,853 at the end of December 31, 2007, was acquired by MIF, at which time its terms were amended to provide for conversion into Company common stock at a conversion price equal to the lesser of (a) $1.25 per share or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. The former president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock held by Candent is in trust for the benefit of its former president.

During the year ended December 31, 2008, the Company issued a convertible debenture to Acutus Capital, LLC ("Acutus") in the amount of $500,000. The convertible debenture to Acutus shall bear interest at a rate of 20% per year and matured November 1, 2008. Acutus is entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to $1.25 per share. During the year ended December 31, 2008, the convertible debenture the Company owed to Acutus Capital, LLC was purchased by MIF. During the year ended December 31, 2008, the $500,000 Acutus Debenture was acquired by MIF

During the year ended December 31, 2008, the Company issued convertible debentures to Acutus Capital, LLC ("Acutus") in the amounts of $250,000 and $235,000, respectively. The convertible debentures to Acutus shall bear interest at a rate of 20% per year and mature on December 31, 2008 and February 15, 2009, respectively. Acutus is entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to $1.25 per share. As of December 31, 2008, the Company was in default on the Acutus debenture. For the year ending December 31, 2008, interest expense of $15,780 for these obligations was incurred. The principal balance of these notes at December 31, 2008 was $485,000.

During the year ended  December 31, 2008,  the Company  entered into amended and restated convertible debentures with MIF that total $1,319,783. This amount includes the $410,930 note payable MIF purchased from Viridis, the $757,853 convertible debenture that was purchased from Candent, and the $500,000 convertible debenture that was purchased from Acutus Capital, as well as an additional $151,000 in new convertible debt that MIF purchased during December 2008. The total convertible debentures were reduced by $432,932 during the year ended December 31, 2008, after MIF purchased the debenture payable to the Company from EcoSystem Corporation by reducing the amount of the convertible debt the Company owed to MIF. The convertible debentures to MIF shall bear interest at a rate of 12% per year and mature on December 31, 2010. MIF is entitled to convert the accrued interest and principal of the MIF convertible debenture into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 per share or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. For the year ending December 31, 2008, interest expense of $113,957 for these obligations was incurred. The principal balance of these notes at December 31, 2008 was $1,386,851.

CONVERTIBLE NOTES

On September 4, 2008, the Company's subsidiary, GS CleanTech Corporation, entered into a series of convertible notes totaling $1,734,579. The notes shall bear interest at a rate 15% per annum and mature on December 31, 2010. Commencing on February 1, 2009, payments are due at a rate equal to the greater of the interest accrued on the unpaid principal or $100,000 times the principal amount divided by $3,000,000. Beginning July 1, 2009, payments are due based on an eighteen month amortization, with all principal and accrued interest paid on or before December 31, 2010. The notes are convertible into shares of GS CleanTech subsidiary preferred stock (par $0.001) at the closing by GS CleanTech of a planned Preferred Stock Financing at a 15% discount to the final terms of any such Preferred Stock Financing. If any portion of the note is prepaid in cash, GS CleanTech shall pay a 10% redemption premium at the time of redemption. If the Preferred Stock Financing does not close on or before January 1, 2009, the interest and redemption premium will increase to 20%. For the year ending December 31, 2008, interest expense of $78,231 for these obligations was incurred. The balance of the loans was $1,734,579 as of December 31, 2008.

OTHER CONVERTIBLE SECURITIES

SFAS 133 sets forth the requirements for determination of whether a financial instrument contains an embedded derivative that must be bifurcated from the host contract, therefore the Company evaluated whether the conversion feature for Series D Preferred Stock would require such treatment; one of the exceptions to bifurcation of the embedded conversion feature is that the conversion feature as a standalone instrument would be classified in stockholders' equity. Management has determined that the conversion option would not be classified as a liability as a standalone instrument, therefore it meets the exception for bifurcation of the embedded derivative under SFAS 133. EITF 00-19 addresses whether an instrument that is not under the scope of SFAS 150 would be classified as liability or equity; one of the factors that would require liability classification is if the Company does not have sufficient authorized shares to effect the conversion. If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company. The Series D Preferred Stock is owned by an entity controlled by Kevin Kreisler, the Chairman of GreenShift. If all the Series D shares were converted and exceeded the number of authorized common shares, there would be no contingent factors or events that a third party could bring up that would prevent Mr. Kreisler from authorizing the additional shares. As Mr. Kreisler is the majority shareholder, there would be no need to have to go to anyone outside the Company for approval. As a result, the share settlement is controlled by the Company and with EITF 00-19. The Company assessed all other factors in EITF 00-19 to determine how the conversion feature would be classified.

NOTES PAYABLE

GS  CleanTech Corporation

On November 17, 2008, GS CleanTech Corporation entered into a bridge loan with GS EnviroServices in the amount of $100,000. The loan accrues interest at the rate of 15% per annum. The principal amount of the loan and all accrued interest is due on or before December 15, 2008. For the year ending December 31, 2008, interest expense of $1,932 for this obligation was incurred. The principal balance of this note at December 31, 2008 was $100,000.

Stillwater Asset Backed Fund, LP

On October 30, 2006, NextGen Acquisition, Inc., a subsidiary of GS AgriFuels that was formed to facilitate the acquisition of NextGen Fuel Inc., sold to Stillwater Asset-Based Fund, LP a Term Note in the principal amount of $6 million. In conjunction with the financing NextGen Acquisition paid an origination fee of $75,000, prepaid interest of $300,000, legal fees of $35,225, and received net proceeds of $5,589,775. NextGen Acquisition used $4,879,236 of the proceeds to acquire NextGen Fuel, Inc., made a loan totaling $568,958 to GS Design, Inc. (a subsidiary of the Company), and repaid the Company $141,580 for amounts paid by the Company in connection with the NextGen Fuel, Inc. acquisition. The Term Note accrues interest at a rate of 20% per annum. Monthly payments of principal and interest were due beginning February 1, 2007, with a monthly principal amount of at least $300,000 and additional principal payments made as a percentage of cash receipts of NextGen Fuel, Inc. On July 31, 2007, NextGen Acquisition, Inc. entered into Amendment 1 to the Credit Agreement with Stillwater Asset-Based Fund, LP. According the Amendment, NextGen received an additional principal amount of $555,600. In conjunction with the refinancing, NextGen Acquisition paid a financing fee of $72,880 and legal fees of $24,245, $13,125 of which was paid via $17,500 shares of GS AgriFuels common stock. According to the amended terms, all amounts of principal and interest not previously satisfied will be due on December 31, 2010. Monthly payments have been adjusted as follows: interest only August 2007 payment; September and October 2007 payments would be an amount equal to the applicable Biodiesel Systems Net Revenue Repayment Percentage of 10% (the Biodiesel Systems Net Revenue is a defined term in the relevant agreements and it is defined as gross cash receipts received during the preceding month); November 2007 through January 2008 payments would be an amount equal to the $200,000 plus the applicable Biodiesel Systems Net Revenue Repayment Percentage; and, payments from February 2008 until the Maturity Date would be an amount equal to $300,000 plus the applicable Biodiesel Systems Net Revenue Repayment Percentage with all outstanding obligations due and payable on the final Maturity Date. The obligations of NextGen Acquisition Inc. under the Term Note have been guaranteed by the Company, GS AgriFuels, NextGen Fuel, Inc., and by the following affiliates: Carbonics Capital Corporation, GreenShift Corporation, EcoSystem Corporation, GS Design, Inc., GS Rentals, LLC and Viridis Capital, LLC (the "Guarantors"). Each of the Guarantors has pledged its assets to secure its guaranty. For the year ending December 31, 2008, interest expense of $211,793 for this obligation was incurred. The principal balance of this note at December 31, 2008 and 2007 was $2,071,886 and $3,800,000, respectively.

On September 30, 2008, NextGen Acquisition and GreenShift, in its capacity as a Guarantor, entered into a forbearance agreement and amendment to the credit agreement with Stillwater providing for the following amended terms: (a) the issuance of 250,000 shares of GreenShift common stock; (b) the payment of about $35,000 in interest on December 15, 2008; and (c) the payment of $600,000 on or before January 15, 2009 upon closing on GreenShift's then-pending financing with CleanBioenergy Partners, LLC (see Note 19, Commitments and Contingencies, Other Agreements, below). The CleanBioenergy financing failed to close as expected during the first quarter of 2009 (see Note 30, Subsequent Events, below). NextGen Acquisition failed to make any of the agreed-upon payments and the Stillwater loan is currently in default. The Company is currently exploring opportunities to liquidate its interest in NextGen Acquisition under conditions that would eliminate the Company's obligation to Stillwater.

Sustainable Systems

Installment Debt Refinancing

In October 2005, prior to becoming a subsidiary of GS AgriFuels, Sustainable Systems and Sheridan Electric Co-op signed an Installment Sale and Purchase Agreement on September 30, 2005 (the "IPSA"). Under the agreement, the Company acquired $1,913,185 of property, plant and equipment by application of $192,286 in deposits paid and the assumption of the repayment obligations due to First Community Bank from Sheridan in the amount of $1,720,899 (the "FCB Note"), which amount was to have been fully paid off or refinanced by Sustainable by the end of the primary term (through October 31, 2006 or the end of any additional option periods) to remove Sheridan as the primary obligor of the amounts due to First Community Bank under the FCB Note (the "IPSA Obligation"). The balance due at December 31, 2007 was $1,204,379. From 2006 to present, and under the terms of the IPSA, Sustainable exercised several letter agreements to extend the refinance period to June 1, 2008. Under the terms of the extension agreement, the Company paid $300,000 as of the March 31, 2008 extension due date. This amount was applied to principal along with the usual monthly payment of the FCB Note. The FCB Note was secured by an interest in all the assets of Sustainable including the accounts receivable. The note accrued interest at a variable rate of interest. Monthly payments consisted of principal and interest and a final payment which was due on September 25, 2013. The note was paid in full on December 8, 2008, from loan proceeds when Sustainable Systems and Anchor Light, LP entered into a Secured Promissory Note in the amount of $1,400,000. Under the agreement, the Anchor Light note accrues interest at a rate of 13.5% per annum. Monthly payments consist of all accrued interest on the unpaid balance with a final balloon payment plus any accrued unpaid interest due when the note matures on December 4, 2009. This note is secured by an interest in all the assets of Sustainable including the accounts receivable. For the year ended December 31, 2008, interest expense of $14,499 was accrued. As of December 31, 2008, the total principal balance on this note was $1,400,000.

Term Notes

Sustainable Systems has various notes payable with two other lenders. Sustainable has signed three notes payable with the Montana Department of Agriculture totaling $124,052. These notes were issued by the Montana Agriculture Development Council under Return On Investment Agreements, numbers 0250714, 0350764, and 0450785. A return on investment (ROI) pursuant to these agreements is an award of money with the expectation that all or a part of the money will be repaid after a deferral period. No payments are required, and no interest is accrued during the initial time period. After the deferral period, the award recipient repays the investment plus interest over a remaining period (up to seven years). As of December 31, 2005, all three notes were in the deferral period with expected deferral of interest and payments until February 2006. The deferral periods were subsequently extended and the notes were further modified with regard to interest and subordination. ROI note number 0450785 is secured by a lien on specific equipment including pumps, blending vessels, storage bins and a solvent recovery system. All notes accrue interest at the rate of 3.2% per annum with payments of principal and interest beginning March 6, 2011. The notes are secured by an interest in various equipment including eleven pumps and a solvent recovery system. For the year ending December 31, 2008 and 2007, interest expense of $4,051 and $3,933, respectively, for these obligations was incurred and accrued.

Sustainable has signed four notes with Great Northern Development. Three of the notes totaling $401,487 and $419,591 at December 31, 2008 and 2007, respectively, accrue interest at the rate of 6% per annum. The payment terms for the notes are as follows: the $10,455 and $119,530 notes are to be paid off with 180 monthly payments beginning December 15, 2005 with a maturity date of November 15, 2020 and the $271,502 note is to be paid off with 120 monthly payments beginning March 15, 2006 with a maturity date of January 15, 2016; the monthly payments on this note are $1,800 per month from April 2007 to March 2008 and then $3,300 thereafter. The fourth note for $620,680 (as of December 31, 2008) and $664,162 (as of December 31, 2007) accrues interest at the rate of 5% per annum with payments of principal only through November 2007 and principal and interest payments until the maturity date of November 15, 2010; the monthly payments on this note are $7,500 during 2007, $10,000 during 2008; $5,000 during 2009 and $17,302 thereafter. For the year ending December 31, 2008, interest expense of $54,586 for these obligations was incurred. The principal balance of these notes at December 31, 2008 was $1,022,167.

On June 4, 2007, Sustainable issued an unsecured promissory note in the amount of $250,000 with Sheridan Electric Co-Op, Inc. in exchange for the same amount of pre-existing accounts payable to the holder (the "Sheridan Note"). The Sheridan Note accrues interest at a rate of 6% per annum. Monthly payments were due in the amount of $1,500 starting June 1, 2007and were scheduled to continue until March 1, 2010 (the "Maturity Date"). The balance at December 31, 2007 was $248,224. This note was paid in full on December 4, 2008 from loan proceeds from the Anchor Light financing.

Biofuel Industries Group, LLC

Citizens Bank

On June 30, 2008, Biofuels Industries Group, LLC ("BIG") issued a permanent note (the "Permanent Note") in the amount of $7,200,000 with Citizens Bank in exchange for a construction note payable that was executed on January 11, 2007 and was due on June 30, 2008. The Permanent Note accrues interest at a rate equal to LIBOR plus two and twenty five hundredths percent per annum. Monthly payments are due in the amount of $60,000 starting July 31, 2008 and shall continue until June 30, 2013. The Company owed Citizens Bank approximately $105,968 as of December 31, 2008. Each payment shall first be applied against costs and expenses required to be paid under the Permanent Note then to the principal balance. For the year ending December 31, 2008, interest expense of $373,903 for these obligations was incurred. The principal balance of the Permanent Note at December 31, 2008 was $7,080,000.

On June 30, 2008, BIG issued a replacement promissory note in the amount of $1,688,700 with Citizens Bank (the "Replacement Note") in exchange for a note payable on January 11, 2009. The Replacement Note accrues interest at a rate equal to the Applicable LIBOR Rate plus two and twenty five hundredths percent per annum. Monthly payments of accrued interest and principal are due starting September 1, 2008 and shall continue until July 31, 2015. Each payment shall first be applied against costs and expenses required to be paid under the
Replacement Note then against accrued interest and then to the principal balance. For the year ending December 31, 2008, interest expense of $61,704 for these obligations was incurred. The principal balance of the Replacement Note at December 31, 2008 was $1,671,250. BIG is currently out of compliance with the EBITDA covenant contained in its agreements with Citizens Bank and is consequently in default of this loan. BIG is currently in discussions with Citizens Bank relative to amending the terms of this financing.

PURCHASE OBLIGATIONS

NextGen Selling Shareholders

On October 30, 2006, a wholly-owned subsidiary of GS AgriFuels purchased 100% of the outstanding capital stock of NextGen Fuel, Inc. The purchase price was $21,204,437, of which $17,000,000 was paid at closing leaving a holdback obligation to the selling shareholders totaling $4,204,437. $3,204,437 of the holdback would be due when NextGen Fuel realized revenue of $7,500,000 subsequent to the acquisition subject to certain working capital adjustments and provided that there are no claims for indemnification or otherwise against the selling shareholders. The remaining $1,000,000 holdback, with interest at 6% per annum, is due to a former sales consultant to NextGen and a selling shareholder subject to the payment by customers for biodiesel production systems totaling forty million gallons per year of production capacity subject to certain working capital adjustments and provided that there are no claims for indemnification. To the extent due, and prior to accounting for any claims for indemnification, the balance of the estimated holdback at December 31, 2008 was $3,979,437.

Sustainable Selling Shareholders

On March 26, 2007, GS AgriFuels purchased the remaining 85% of the outstanding capital stock of Sustainable Systems, Inc. (GS AgriFuels had previously purchased 15% of the capital stock of Sustainable). The purchase price was approximately $12.6 million of which $100,000 was payable at closing, a note was issued for approximately $1.9 million and two $3.55 million debentures were issued to the selling shareholders totaling $9,004,018. The $1.9 million note was to be due upon the completion and commissioning of Sustainable's current plant expansion. The terms of the relevant acquisition agreements are in default due to the failure by the selling shareholders to disclose that Sustainable did not hold title to its now-owned Culbertson, Montana oilseed crushing facility at the time of the acquisition by GS AgriFuels. The relevant acquisition agreements are currently the subject of a litigation initiated by the Company against the selling shareholders for damages relating to fraud, tortious interference and breach of contract.

On September 30, 2008, the Company and Paul Miller, a former shareholder of Sustainable and the current President of Sustainable, entered into a Mutual Consent and Release Agreement in which Mr. Miller agreed to cancel all payment obligations and waived all amounts that may have payable by GS AgriFuels under the Sustainable acquisition agreements. As a result, the amounts due to the selling shareholders under the convertible debentures were reduced by $3,299,731 from and the note payable was reduced by $882,549 by the reduction in amounts due to Mr. Miller resulting in a $4,536,915 gain from the forgiveness of debt which was recognized during the year ended December 31, 2008. For the twelve months December 31, 2007, interest expense of $291,946 for these obligations was incurred and accrued. For the twelve months December 31, 2008, interest expense of $291,946 for these obligations was incurred and accrued.

Bollheimer & Associates

As a result of its acquisition of 100% of the stock of Bollheimer & Associates, Inc., the Company entered into a purchase obligation of $320,000. This amount does not bear interest and is payable in the amount of $80,000 on or before July 1, October, 2008 and January 1, 2009 with the remaining $80,000 due on or before January 1, 2011 subject to certain sales based hurdles. As of December 31, 2008, the Company is in default of payments owed under the purchase agreement in the amount of 240,000.

17        EMBEDDED DERIVATIVES

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

During the years ended December 31, 2008 and 2007, the change in the fair value of the derivative resulted in an accounting loss of $1,372,204 and a gain of $3,974,422, respectively. Amortization of debt discounts totaled $4,819,577 for the year ended December 31, 2008. As of December 31, 2008, the fair value of the derivative liabilities was $3,869,771.

18       GOVERNMENT GRANTS

On September 28, 2006, Sustainable Systems, a subsidiary of GS AgriFuels, was awarded a $700,000 Workforce Innovation in Regional Economic Development (WIRED) grant from the Montana Department of Commerce (MDOC). This grant reimburses the Company for expenses related to training employees in gaining skills and competencies needed to obtain or upgrade employment skills in high growth industries or economic sectors. The Company is required to provide to the MDOC detailed documentation regarding the projected training costs, a hiring and training plan as well as a commitment to provide the resources necessary for the completion of the training project. Sustainable Systems will not obligate or utilize funds for any activities provided for by the grant until the Company submits evidence to MDOC showing evidence of the firm commitment of the other resources necessary for the completion of the project per the WIRED application that was approved by MDOC. All project funding had to be fully committed and available and the project had to be ready to proceed within six months of the award of the grant (in April 2007). Sustainable recognized $530,949 in grant income under the above grants during the period from March 6, 2007 (date of acquisition) to December 31, 2007 and $132,688 for the year ended December 31, 2008.

19        COMMITMENTS AND CONTINGENCIES

FACILITIES

GreenShift's corporate headquarters is located in New York, New York. The New York lease is a five year lease terminating in June 2011. The monthly lease payment is $8,800. The Company maintains its engineering and manufacturing services in Alpharetta, Georgia. The Alpharetta lease is a three year term terminating in February 2011. The monthly lease payment is $1,480. The Company maintains its manufacturing facilities in Ottoville and Van Wert, Ohio. The Van Wert facility is on a month to month lease. The monthly lease payments are $5,000 and $3,200, respectively. The Company maintains its oil seed crushing facility, office space and warehouse in Missoula, Montana. The terms of the leases are from month to month. The monthly lease payment is $421 and $650, respectively. The Company maintains its biodiesel facility and office space in Adrian, Michigan.

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

The Company's subsidiaries, GS AgriFuels Corporation and NextGen Fuel, Inc. are party to the matter entitled O'Brien & Gere Limited, et al v. NextGen Chemical Processors, Inc., et al., which action was filed in the Supreme Court of the State of New York. The verified complaint had sought performance of and damages relating to certain service and related agreements, plus attorney's fees and costs. This matter relates to the provision by plaintiffs of certain engineering services to NextGen Chemical Processors, Inc. ("NCP") during 2005 and 2006. NCP is owned by the former shareholders of the NextGen Fuel, Inc., subsidiary. On September 19, 2007, the Supreme Court of the State of New York dismissed a significant portion of O'Brien & Gere's complaint with prejudice. Management does not believe that there is a reasonable possibility that the claims made against NextGen Fuel by the plaintiffs in this litigation indicate that a material loss has occurred. Accordingly, an estimate of loss cannot be determined at this time and therefore, no accrual has been made in connection with those claims.

The Company's GS AgriFuels subsidiary is party to the matter entitled GS AgriFuels Corporation v. Chaykin, et al. The action was filed in the Supreme Court of the State of New York, County of New York, on February 2, 2009. The Complaint seeks damages for defendants' fraudulent misrepresentations, tortious interference, breach of acquisition agreements and related claims. GS AgriFuels initiated this litigation and intends to prosecute the case vigorously. The defendants filed a separate action entitled Max, et al. v. GS AgriFuels Corporation, et al. in response to GS AgriFuels' Complaint. The case was only recently commenced and Management is unable to evaluate the probability of an unfavorable outcome at this time. Accordingly, an estimate of loss cannot be determined at this time and therefore, no accrual has been made in connection with this contingency.

As of December 31, 2008, the Company was in default of its debt agreement with Acutus Capital, LLC, and NextGen Acquisition, Inc, was in default of its agreements with Stillwater Asset Backed Fund, LP.

As of December 31, 2008, the Company is in default of payments owed under the purchase agreement with Bollheimer Associates in the amount of 240,000, and is in discussions with the selling shareholder to restructure the terms of the relevant agreement.

Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. There is a $2,500 deductible per occurrence for environmental impairments. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

Sustainable Systems, LLC is currently negotiating a settlement agreement with the states of Montana and North Dakota pertaining to outstanding payments due for purchase of oilseeds during 2008 that were contracted at rates far greater than current oilseed values. Sustainable had previously negotiated with two separate banks to receive working capital financing sufficient to service these obligations. Neither bank was able to close due to strain in the prevailing commodity and financial markets. Sustainable has accordingly idled its operations and voluntarily surrendered its commodity license to the state of Montana Department of Agriculture pending liquidation of Sustainable's inventories to satisfy the oilseed payables. Sustainable is permitted to reacquire its commodity license upon the completion of sufficient working capital and equity financing to operate.

EMPLOYMENT AGREEMENTS

Effective March 20, 2008, the Company amended and restated its employment agreements with Kevin Kreisler, the Company's Chief Executive Officer, David Winsness, the Company's Chief Technology Officer, Greg Barlage, the Company's Chief Operating Officer, and Ed Carroll, the Company's Chief Financial Officer. These agreements call for a salary of $150,000 per year for each employee and reduce and restrict the shares and other compensation due to each employee as compared to earlier agreements between each employee and the Company. Each agreement also included terms for reimbursement of expenses, periodic bonuses, four weeks' vacation and participation in any employee benefits provided to all employees of GreenShift Corporation.

CONSULTING AGREEMENTS

On November 12, 2008, GreenShift Corporation entered into a consulting services agreement with James Green. Under the agreement, Mr. Green shall receive 100,000 shares of GreenShift common stock in exchange for his services.

OTHER AGREEMENTS

On December 11, 2008, GreenShift Corporation entered into a Membership Interest Purchase and Equity Capital Contribution Agreement (the "ECAA Agreement"). The parties to the agreement included GS COES (Adrian I), LLC, a newly formed GreenShift subsidiary, BIG, GS (NextDiesel I), LLC, a newly formed GreenShift subsidiary and CleanBioenergy Partners, LLC ("CleanBioenergy"), a newly formed joint venture company owned by a subsidiary of GE Energy Financial Services, a unit General Electric Company and a subsidiary of YA Global Investments, L.P. Under the terms of the ECCA Agreement, CleanBioenergy agreed to invest up to $38 million in GS NextDiesel to help deploy twelve corn oil extraction facilities and to double the capacity of GreenShift's 10 million gallon per year Michigan-based NextDiesel biodiesel refinery to 20 million gallons per year. The ECCA Agreement was terminated in the first quarter of 2009 despite the fact that the Company was in compliance with its terms (see Note 30, Subsequent Events).

21       GUARANTY AGREEMENT

On October 31, 2006, the Company guaranteed the 14 month Term Note issued by NextGen Acquisition, Inc., a wholly owned subsidiary of GS AgriFuels Corporation, in the principal amount of $6,000,000 issued to Stillwater Asset-Backed Fund, LP (see Note 16, Debt and Purchase Obligations, above). The balance due to Stillwater at December 31, 2008 was 2,071,886.

Both Viridis Capital, LLC ("Viridis"), the majority shareholder of the Company, and its sole member, Kevin Kreisler, the Company's chairman, have guaranteed nearly all of the Company's senior debt (in the outstanding amount of about $45 million), and Viridis has pledged all of its assets, including its share of Company Series D Preferred Stock (see Note 5, Shareholders Equity, above), to YA Global Investments, LP ("YAGI"), to secure the repayment by the Company of its obligations to YAGI.

22       SEGMENT INFORMATION

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

The Company's operations during the fiscal year ended December 31, 2008 are classified into three reportable business segments: Equipment & Technology Sales, Culinary Oil Production & Sales and Biofuel Production & Sales. Each of these segments is organized based upon the nature of products and services offered. The Environmental Services segment was sold in January 2008 and is no longer consolidated.

Summarized financial information about each segment is provided below:

12 Months                                        Equipment &         Culinary Oil           Biofuel
Ended 12/31/08                       Corporate Technology Sales Production & Sales Production & Sales      Total
----------------------------------------------------------------------------------------------------------------
Total assets ....................   $    108,538    $  4,144,253    $  5,204,953    $ 37,872,645    $ 47,330,389
                                    ============    ============    ============    ============    ============

Total revenue ...................   $       --      $  6,871,541    $  8,362,534    $  8,382,587    $ 23,616,661

Cost of revenue .................        129,419       5,074,122       7,631,614       7,416,709      20,251,865
                                    ------------    ------------    ------------    ------------    ------------

Operating expenses ..............     10,431,317      14,167,539      10,880,284       5,781,580      41,260,720
                                    ------------    ------------    ------------    ------------    ------------

Other income
(expense) .......................    (11,647,287)        315,710        (115,654)     (2,813,062)    (14,260,293)
                                    ------------    ------------    ------------    ------------    ------------

Taxes ...........................         (4,116)       (146,137)           --            (2,192)       (152,445)
                                    ------------    ------------    ------------    ------------    ------------

Minority interest ...............           --            15,327            --              --            15,327
                                    ------------    ------------    ------------    ------------    ------------

Net loss attributable to
common shareholders                 $(22,212,139)   $ 12,185,221)   $(10,265,018)   $ (7,630,957)   $(52,293,334)
                                    ============    ============    ============    ============    ============

12 Months                                           Equipment &      Culinary Oil          Biofuel
Ended 12/31/07                      Corporate  Technology Sales Production & Sales Production & Sales      Total
----------------------------------------------------------------------------------------------------------------
Total assets ....................   $ 14,683,426    $ 13,473,276    $ 17,410,612    $  6,770,791    $ 52,338,105
                                    ============    ============    ============    ============    ============

Total revenue ...................   $       --      $  9,101,281    $  5,308,241    $    270,866    $ 14,680,387

Cost of revenue .................           --         7,187,047       5,384,135         516,606      13,087,788
                                    ------------    ------------    ------------    ------------    ------------

Operating expenses ..............     14,872,675       3,299,311         998,326       2,338,566      21,508,878
                                    ------------    ------------    ------------    ------------    ------------

Other income
(expense) .......................    (10,147,653)     (8,893,191)        340,722        (160,481)    (19,916,279)
                                    ------------    ------------    ------------    ------------    ------------

Taxes ...........................         (2,491)        (48,916)           --              (138)        (51,545)
                                    ------------    ------------    ------------    ------------    ------------

Minority interest ...............     (1,265,762)           --              --              --        (1,265,762)

Gain (loss) from
discontinued
operations ......................      2,533,309            --              --              --         2,533,309
                                    ------------    ------------    ------------    ------------    ------------

Net loss ........................     (2,341,791)    (11,816,766)     (6,396,032)     (3,752,474)    (24,307,063)

Preferred dividends .............       (151,875)           --              --              --          (151,875)
                                    ------------    ------------    ------------    ------------    ------------

Net loss attributable to
common shareholders                  $2,493,666)   $ (11,816,766)   $ (6,396,032)   $ (3,752,474)   $(24,458,938)
                                    ============    ============    ============    ============    ============


In January 2008 we sold our interest in GS EnviroServices, Inc., which carried on our Diversified Environmental Services business (see Note 30 Subsequent Events, below). The contribution of this business to our consolidated financial results for the year ended December 31, 2008 is detailed below, and pro forma financial statements for the year ended December 31, 2008 that show the deconsolidation of the Diversified Environmental Services business from our continuing business are provided in Note 29, Acquisitions, below.

23 MINORITY INTEREST

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

In accordance with the completion of the GS AgriFuels Go-Private Transaction (see Note 16, Convertible Debentures, below), the Company recorded the related obligation to the former minority shareholders of GS AgriFuels of $1,265,762 at December 31, 2007. During the year ended December 31, 2008, the Company made payments against this obligation of $932,328, leaving a balance of $333,434 that the Company expects to either cancel or satisfy during 2009.

24       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:
                                                                                        2008                2007
                                                                                ------------      --------------
     Cash paid during the year for the following:
         Interest                                                               $    953,859       $      47,090
         Income taxes                                                                 34,256              12,660
                                                                                ------------      --------------
                Total                                                                119,445              59,750
                                                                                ============      ==============
     Supplemental Schedule of Non-Cash Investing and Financing Activities:
     Contribution of capital from debt and accrued interest due to affiliate    $  2,827,330      $    1,146,536
     Acquisition of equipment and/or vehicles with long-term debt                         --             231,797
     Stock issued for debt conversions                                                    --           2,173,566
     Acquisition of Bollheimer & Associates with debt                                320,000                  --
     Reduction of convertible debentures from disposal of investment
        in GS EnviroServices                                                       2,000,000                  --
     Acquisition of Biofuel Industries Group, LLC for redeemable
        preferred equity in subsidiary                                             9,000,000                  --
     Common shares issued for deferred financing fees                              1,080,000                  --
     Common shares issued in settlement of debenture                               1,100,000                  --
     Debentures converted into common stock                                          496,558                  --
     Conversion of accrued interest into convertible debt                            891,432                  --
     Reclassification of derivative liability into equity                          6,385,002                  --
     Recognition of deferred compensation from issuance of preferred stock         6,910,568                  --
     Increase in construction in progress through amortization
       of deferred compensation                                                    1,085,146                  --
     Issuance of debt and equity for net assets due to Sustainable acquisition            --          12,657,093
     Contribution of capital from debt and accrued interest due to affiliate              --           2,335,856
     Issuance of Series C Preferred Stock upon conversion                                 --                 100

25       RETIREMENT PLAN

Sustainable Systems and GS Design Services maintain retirement plans pursuant to
Section 401(k) of the Internal Revenue Code for their employees. Contributions during the years ended December 31, 2008 and 2007 were as follows: Sustainable Systems $14,166 in 2008 and $14,720 in 2007 (Sustainable was acquired on March 6, 2007 so only financial data from that time forward is included) and GS Design Services $0 and $0, respectively. GS Design currently does not provide a matching contribution.

26       RELATED PARTY TRANSACTIONS

On November 9, 2007, the Company and Carbonics Capital Corporation (the Company's former parent) initiated and completed a series of transactions to restructure of the Company, including the transfer to the Company of Carbonics' stakes in GS AgriFuels Corporation and EcoSystem Corporation. The Company assumed all of Carbonics' intercompany, affiliate related party notes payable and receivable, all trade payables, and all receivables, but did not assume Carbonics debt to YA Global Investments, LP. In exchange, the Company issued to Carbonics a promissory note in the aggregate net amount of $2,948,831 (the "Carbonics Note"). During the year ended December 31, 2008, the Carbonics Note was reduced by $2,000,000 as a result of the Company's realization during 2007 of impairment charges associated with the Company's NextGen Fuel and Sustainable Systems subsidiaries. The balance owed on the Carbonics Note was $386,132 as of the year ended December 31, 2008.

On November 9, 2007, in connection with the transfer to the Company of Carbonics' stakes in GS AgriFuels and EcoSystem, the Company also assumed liability for a term note issued by Carbonics to Viridis Capital, LLC with a face amount of $1,339,704 (the "Viridis Note"), which amount is due upon demand and bears interest at the rate of 8%. As of December 31, 2008, the balance due on the Viridis Note was reduced by $500,000 to $949,704 in return for the assignment to Viridis by the Company of 100% of its stake in EcoSystem Corporation, which included 160,000,000 shares of EcoSystem common stock and 921,313 shares of EcoSystem Series D Preferred Stock. During the year ended December 31, 2008, the Viridis note was purchased by Minority Interest Fund
(II), LLC.

On November 9, 2007, in connection with the transfer to the Company of Carbonics' stakes in GS AgriFuels and EcoSystem, the Company also assumed liability for a term note issued by Carbonics to Candent Corporation with a face amount of $757,852 (the "Candent Note"). The Candent Note has a term of three years and shall be payable in full on or before November 8, 2010. The note shall bear interest at the rate of 10%. Further, during the year ended December 31, 2008, the Company borrowed an additional $100,000 from Candent. As of December 31, 2008, Candent forgave this debt and contributed the amount to additional paid in capital. The former president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock held by Candent is in trust for the benefit of its former president. During the year ended December 31, 2008, the Candent note was purchased by Minority Interest Fund (II), LLC.

Effective December 15, 2007, the Company executed an Amended and Restated Technology Acquisition Agreement (the "TAA") with Mean Green Biodiesel of Georgia, LLC (f/k/a Cantrell Winsness Technologies, LLC), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the "Inventors"). The amendment changed the method of calculating the purchase price for the Company's corn oil extraction technology (the "Technology"). The TAA, as amended, provides for the payment to the Inventors of a one-time license fee of $150,000 per system (a "System") built and commissioned based on the Technology plus an ongoing royalty of $0.10 per gallon of corn oil extracted with the Technology. The Company is required to sell, market, deploy or in any way cause the initiation of operations of a total of three Systems on or before December 31, 2008, a total of eight Systems on or before December 31, 2009, and an additional five Systems per year up to a total of eighteen Systems, at which point the Company has no continuing commercialization requirement. The ownership of the Technology is subject to reversion in the event that the Company fails to satisfy the commercialization requirements of the TAA or if the Company otherwise initiates bankruptcy proceedings. In any event of reversion, the Company shall retain the non-exclusive right to use the Technology for Systems that have been installed prior to the occurrence of the reversion event. David Winsness and Greg Barlage are both members of the Company's board of directors and, respectively, the Company's Chief Technology Officer and Chief Operating Officer. For the year ended December 31, 2008, the Company incurred license fees and royalties related to corn oil sales totaling $297,832, including $49,589 payable to each of David Winsness and Greg Barlage, due at December 31, 2008. Such fees have been included in the Company's costs of sales.

Effective December 31, 2008, EcoSystem transferred its stakes in GS Design, Inc. and GS Rentals, LLC to the Company in return for the reduction in the Company's note receivable from EcoSystem by $170,385 and the issuance to EcoSystem of a term note in the amount of $319,517 which note bears interest at 6% per annum and matures on December 31, 2008. During the year ended December 31, 2008, this debenture was purchased by Minority Interest Fund (II), LLC ("MIF") in return for the reduction in the total amount of the convertible debt payable by the Company to MIF..

During the year ended  December 31, 2008,  the Company  entered into amended and restated convertible debentures with MIF that total $1,319,783. This amount includes the $410,930 note payable MIF purchased from Viridis, the $757,853 convertible debenture that was purchased from Candent, and the $500,000 convertible debenture that was purchased from Acutus Capital, as well as an additional $151,000 in new convertible debt that MIF purchased during December 2008. The total convertible debentures were reduced by $432,932 during the year ended December 31, 2008, after MIF purchased the debenture payable to the Company from EcoSystem Corporation by reducing the amount of the convertible debt the Company owed to MIF. The convertible debentures to MIF shall bear interest at a rate of 12% per year and mature on December 31, 2010. MIF is entitled to convert the accrued interest and principal of the MIF convertible debenture into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 per share or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. For the year ending December 31, 2008, interest expense of $113,957 for these obligations was incurred. The principal balance of these notes at December 31, 2008 was $1,386,851.

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

27       INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at December 31, 2008, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of December 31, 2008, no interest related to uncertain tax positions had been accrued

The Company provides for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.


The provision for income taxes as of December 31, 2008 and December 31, 2007 consisted of the following:

     Current provision: .......................................................           2008            2007
                                                                                  ------------    ------------
     Federal ..................................................................   $       --      $       --
     State ....................................................................        152,435         126,251
                                                                                  ------------    ------------
     Total current provision ..................................................   $    152,435    $    126,251
                                                                                  ============    ============

Deferred provision (benefit) for tax:
Federal .......................................................................   $       --      $       --
     State ....................................................................           --           (79,646)
                                                                                  ------------    ------------
     Total deferred provision (benefit) for tax ...............................   $       --      $    (79,646)
                                                                                  ============    ============

Total provision for tax .......................................................   $    152,435    $     46,605
                                                                                  ============    ============

The Company's total deferred taxes asset and valuation allowance as of December
31, 2008 are as follows:


NOL carryforwards .............................................................   $ 10,179,210

Differences in financial statement and tax accounting for:
Deferred compensation .........................................................           --
Allowance for doubtful accounts receivable ....................................         14,000
Property, equipment and intangible assets .....................................        260,000
                                                                                  ------------
     Net deferred tax asset ...................................................     10,453,210

Less valuation allowance ......................................................    (10,453,210)
                                                                                  ------------
     Total deferred tax asset, net of valuation allowance .....................   $       --
                                                                                  ============

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

28       ACQUISITIONS

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

ACQUISITION OF NEXTGEN FUEL, INC.

On October 30, 2006, a wholly-owned subsidiary of GS AgriFuels purchased 100% of the outstanding capital stock of NextGen Fuel, Inc. The purchase price was $21,204,437, of which $17,000,000 was paid at closing leaving a holdback obligation to the selling shareholders totaling $4,204,437. $3,204,437 of the holdback was due when NextGen Fuel has realized revenue of $7,500,000 subsequent to the acquisition subject to certain working capital adjustments and provided that there are no claims for indemnification or otherwise against the selling shareholders. The remaining $1,000,000 holdback, with interest at 6% per annum, is due to a former sales consultant to NextGen and a selling shareholders subject to the payment by customers for biodiesel production systems totaling forty million gallons per year of production capacity, provided that there are no claims for indemnification. To the extent due, the balance of the estimated holdback at December 31, 2008 was $3,979,437.

ACQUISITION OF SUSTAINABLE SYSTEMS, INC.

On September 13, 2006, GS AgriFuels entered into a financing agreement with Sustainable Systems, Inc. pursuant to which GS AgriFuels agreed to purchase certain capital stock of Sustainable for a total of $3,000,000. As of March 6, 2007, GS AgriFuels had acquired an approximately 15% interest through advances of $2,000,000, which investment was accounted for under the cost method. On March 26, 2007, GS AgriFuels purchased the remaining 85% of the outstanding capital stock of Sustainable Systems, Inc. (GS AgriFuels had previously purchased 15% of the capital stock of Sustainable). The purchase price was approximately $12.6 million of which $100,000 was payable at closing, a note was issued for approximately $1.9 million and two $3.55 million debentures were issued to the selling shareholders totaling $9,004,018. The $1.9 million note was to be due upon the completion and commissioning of Sustainable's current plant expansion. The terms of the relevant acquisition agreements are in default due to the failure by the selling shareholders to disclose that Sustainable did not hold title to its now-owned Culbertson, Montana oilseed crushing facility at the time of the acquisition by GS AgriFuels. The relevant acquisition agreements are currently the subject of a litigation initiated by the Company against the selling shareholders for damages relating to fraud, tortious interference and breach of contract. On September 30, 2008, the Company and Paul Miller, a former shareholder of Sustainable and the current President of Sustainable, entered into a Mutual Consent and Release Agreement in which Mr. Miller agreed to cancel all payment obligations and waived all amounts that may have payable by GS AgriFuels under the Sustainable acquisition agreements. As a result, the amounts due to the selling shareholders under the convertible debentures were reduced by $3,299,731 and the note payable was reduced by $882,549 by the reduction in amounts due to Mr. Miller. The excess of the purchase price paid by GS AgriFuels to the selling shareholders over the net assets had been recorded in goodwill in the amount of $13,428,565. An impairment to goodwill in the amount of $7,458,877 was recorded for the year ended December 2008. An impairment to goodwill in the amount of $5,700,000 was recorded for the year ended December 2007.

ACQUISITION OF BOLLHEIMER & ASSOCIATES, INC.

Effective January 1, 2008, the Company acquired 100% of the stock of Bollheimer & Associates, Inc. ("BA") in return for $450,000 in cash plus shares of performance based Series B Preferred Stock that are convertible into 500,000 shares of Company common stock. The cash portion of the acquisition price is to be paid in five installments (the first of which was paid at closing), with the last installment due on or before January 1, 2011 provided that BA continues to generate at least $125,000 in gross sales per year for the next three years. The shares of performance based Series B Preferred Stock issued at closing are convertible on a pro rated basis into 500,000 shares of Company common stock in conjunction with the Company's realization of $50,000,000 in EBITDA. Of the $450,000 total, $400,000 was allocated to the purchase; goodwill of $421,727 was recorded which represents the excess of the purchase price of the net assets acquired. Phil Bollheimer, the president of BA, entered into an employment agreement with the Company in connection with this transaction. As of December 31, 2008, the Company is in default of payments owed under the purchase agreement in the amount of 240,000. An impairment to goodwill in the amount of $421,727 was recorded for the year ended December 2008.

ACQUISITION OF BIOFUEL INDUSTRIES GROUP, LLC

Effective May 15, 2008, the Company and Biofuel Industries Group, LLC (d/b/a NextDiesel(TM)) ("BIG") entered into an Exchange Agreement pursuant to which the Company exchanged 20,000,000 common shares and 20,000 preferred shares in return for 100% of the equity of BIG subject to the redemption by BIG of BIG's "Class A Membership Units". The Class A Membership Units may be redeemed in exchange for a total of $9 million preferred equity interest with a 12% coupon commencing January 30, 2009 at a rate equal to 30% of BIG's net cash flows (after all operating costs and regular debt payments have been paid) (the "Class A Redemption"). The $9 million preferred equity interest is mandatorily redeemable if it is not paid on or before the twentieth anniversary of closing and is classified as a liability under the provisions of SFAS No. 150. The excess of the purchase price over the net assets had been recorded in goodwill in the amount of $7,281,993. The Company is in the process of obtaining a third-party valuation of certain assets and liabilities, including acquired intangible assets and finalizing its own internal assessment of the purchase price allocation. Thus, the preliminary allocation of purchase price will change, and such change could be material. The Company anticipates completing the purchase price allocation and reporting in future filings as required by SFAS 141 regarding business combinations.

Other terms of the Exchange Agreement are summarized here:

>> Vested Company Shares. The issuance by the Company to the BIG shareholders of 20,000,000 shares of Company common stock. These shares were valued at $2,085,720 based on the average fair market value of the Company's common stock for the three days before and after the acquisition date.

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

>> Guaranty of BIG's Founding Shareholders. BIG's founding shareholders have agreed to keep their personal guaranties of BIG's senior loans in place (the "BIG Loans") in return for a guaranty fee equal to 5% of the balance due under the BIG Loans (the "Guaranty Fee"). The Company has agreed to use its best efforts to refinance the BIG Loans to remove these guaranties on or before the first anniversary of the effective date of the acquisition. If this condition is not satisfied, then the Guaranty Fee shall increase to 7% and BIG shall accelerate and prepay the principal amount of the BIG Loans at the rate of $1,000,000 plus 25% of BIG's net cash flows until paid in full (the "Guaranty Payments"). $298,339 has been accrued as of December 31, 2008.

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

>> Potential Rescission. The Company's equity in BIG is subject to rescission in the event that: (a) the BIG Loans are not timely serviced and kept in good standing, (b) the Guaranty Payments, to the extent due, are not timely made, and (c) if the Class A Redemption payments are not made to the extent that they are due. This term expires automatically upon the full payment and/or refinancing of the BIG Loans without the guaranty of the BIG founding shareholders and the full payment of the Class A Redemption. The Company is currently in discussions with the selling shareholders of BIG to restructure the transaction to eliminate these rescission conditions.

>> Consulting Agreement. BIG's chief executive officer and one of its founding shareholders, Terry Nosan, entered into a consulting agreement with BIG at closing pursuant to Mr. Nosan will provide management services to BIG and the Company for a monthly fee of $12,500. $93,750 has been accrued as of December 31, 2008.

>> Creditor Consent. BIG's agreements with its senior creditor, Citizens' Bank, require Citizens' Bank to provide its written consent to change of control transactions. While Citizens' bank has expressed, through its loan officer, its willingness to issue consent, formal written consent has not yet been issued. Citizens' Bank has the right to declare default under its credit agreements with BIG in the absence of its formal written consent. The Company is currently in discussions with the selling shareholders of BIG to restructure the transaction to eliminate this condition.

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

Prior to the acquisition, the Company had billed BIG for $126,882 in engineering services, $1,540,037 for equipment, and $ 451,154 for corn oil. These amounts were not eliminated in the consolidation as the activity occurred prior to acquisition.

The Company is in the process of obtaining a third-party valuation of certain assets and liabilities, including acquired intangible assets and finalizing its own internal assessment of the purchase price allocation; thus, the preliminary allocation of purchase price will change, and such change could be material. The Company anticipates completing the purchase price allocation in the second quarter of fiscal 2009.

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


The Company's results of operations for the period include the results of operations of Biofuel Industries Group, LLC from May 15, 2008 through December 31, 2008. The following tables show the pro forma effect on the historical results of GreenShift if the acquisition had been completed on January 1, 2008.

                                               GreenShift                        BIG                 Pro Forma
                                   Historical Data for the    Historical Data for the         Balances for the
                                    Year Ended 12/31/2008       1/1/2008 - 5/14/2008     Year Ended 12/31/2008
                                   ---------------------------------------------------------------------------
Revenue                            $           23,616,662     $            1,744,739    $           25,361,401
--------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations      (49,568,926)                (1,577,825)               (51,146,751)
--------------------------------------------------------------------------------------------------------------

Net Income (loss)                  $         (52,293,334)     $          (1,749,232)    $         (51,146,751)
                                   ======================     ======================    ======================
Earnings (loss) Per Share          $               (0.71)                               $               (0.73)

                                               GreenShift                        BIG                 Pro Forma
                                   Historical Data for the    Historical Data for the         Balances for the
                                    Year Ended 12/31/2007      Year Ended 12/31/2007     Year Ended 12/31/2007
Revenue                            $           14,680,387     $              802,696    $           15,483,083
--------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations     (25,574,610)                 (1,852,051)             (51,146,751)
--------------------------------------------------------------------------------------------------------------
(27,426,661)
Net Income                         $         (24,307,063)     $          (1,986,552)    $         (26,293,615)
                                   ======================     ======================    ======================
Earnings (loss) Per Share          $               (2.70)                       --      $               (2.90)


On May 15, 2008 the balance sheet of Biofuel Industries Group, LLC was as follows:
                                                     Condensed Balance Sheet
ASSETS                                                    as of May 15, 2008
                                                          ------------------

Current assets:
   Cash .....................................................   $       --
   Accounts receivable, net of allowance of doubtful accounts        379,578
   Inventories ..............................................      1,235,719
   Other current assets .....................................        542,819
                                                                ------------
            Total current assets ............................      2,158,116
                                                                ------------

Other assets:
   Property and equipment, net ..............................     13,813,920
   Other assets .............................................        111,769
                                                                ------------
     Total other assets .....................................     13,925,689
                                                                ------------

TOTAL ASSETS ................................................   $ 16,083,805
                                                                ============

LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
   Note payable .............................................      1,800,000
   Loan payable .............................................        210,000
   Line of credit ...........................................        650,000
   Accounts payable .........................................      2,054,406
                                                                ------------
     Total current liabilities ..............................      4,714,406

Deferred grant revenue ......................................        142,437
Obligations under capital lease .............................         13,105
Mandatorily redeemable preferred equity .....................      9,765,000
Long term notes payable .....................................      6,645,129
                                                                ------------
   Total long term liabilities ..............................     16,565,671
                                                                ------------

TOTAL LIABILITIES ...........................................     21,280,077
                                                                ------------



Members' Equity (deficit)
Members' equity (deficit) ...................................     (5,196,272)
                                                                ------------
Total Members' Equity .......................................     (5,196,272)
                                                                ------------

TOTAL LIABILITIES AND MEMBERS' EQUITY .......................   $ 16,083,805
                                                                ============

                                               Consolidated                 BIG          Pro Forma
                                                   12/31/07            12/31/07           12/31/07
                                              ----------------------------------------------------

Sales                                          $  14,680,387   $        802,696    $    15,483,083
Cost of sales                                     13,087,788          1,341,210         14,428,998
                                               -------------   ----------------    ---------------
   Gross profit                                    1,592,599          (538,514)          1,054,085
                                               -------------   ----------------    ---------------

General and administrative                         5,393,765          1,321,913          6,715,678
Selling expense                                       82,506             36,372            118,878
Research and development                              95,243                 --             95,243
Impairment of goodwill                            11,153,816                 --         11,153,816
Amortization of intangibles                        2,100,000                 --          2,100,000
Stock based compensation                           2,683,548                 --          2,683,548
                                               -------------   ----------------    ---------------
   Total operating expenses                       21,508,878          1,358,285         22,867,163
                                               -------------   ----------------    ---------------

   Loss from operations                         (19,916,279)        (1,896,799)       (21,813,078)
                                               -------------   ----------------    ---------------

Change in fair value-derivative instrument         3,974,422                 --          3,974,422
Loss on disposal of investments                    (532,977)                 --          (532,977)
Amortization debt discount                       (4,689,896)                 --        (4,689,896)
Miscellaneous income                                 718,248             98,567            816,815
Other expense                                       (92,634)                 --           (92,634)
Interest expense-related party                      (24,972)                 --           (24,972)
Interest expense                                 (4,958,977)          (188,320)        (5,147,297)
                                               -------------   ----------------    ---------------
   Total other income (expense), net             (5,606,786)           (89,753)        (5,696,539)
                                               -------------   ----------------    ---------------

Loss before provision for income taxes          (25,523,065)        (1,986,552)       (27,509,617)

Provision for income taxes                          (51,545)                 --           (51,545)
                                               -------------   ----------------    ---------------

   Income (loss) from continuing operations     (25,574,610)        (1,986,552)       (27,561,162)

Discontinued operations:

Gain from disposal of discontinue operations       2,481,691                 --          2,481,691
Loss from discontinue operations                      51,618                 --             51,618
                                               -------------   ----------------    ---------------
   Discontinue operations                          2,533,309                 --          2,533,309

Loss before minority interest                   (23,041,301)        (1,986,552)       (25,027,853)

Minority interest                                (1,265,762)                 --        (1,265,762)
                                               -------------   ----------------    ---------------

Net income (loss)                               (24,307,063)        (1,986,552)       (26,293,615)

Preferred dividends                                (151,875)                 --          (151,875)
                                               -------------   ----------------    ---------------

Net loss applicable to common shareholders     $(24,458,938)   $    (1,986,552)    $  (26,445,490)
                                               =============   ================    ===============

Earnings per share
Weighted average shares outstanding                9,060,512          9,060,512          9,060,512

Basic
Income from continuing operations              $      (2.82)   $         (0.22)    $        (3.04)
Income from discontinued operations                     0.28                 --               0.28
Net income per share - basic and diluted              (2.70)             (0.22)             (2.92)


29       DISPOSAL OF MINORITY INVESTMENTS

On September 10, 2008, the Company entered into Stock Purchase Agreement with Sterling Planet Holdings, Inc. ("Sterling Planet"). Under the Stock Purchase Agreement, the Company agreed to sell the 1,459,854 shares of Sterling Planet which encompassed the 10% investment the Company had in Sterling Planet. During the twelve months ended December 31, 2008, GreenShift liquidated its holdings in Sterling Planet, Inc. for $1,000,000. The Company recorded a net loss in the amount of $685,333 on the disposal of this unconsolidated subsidiary.

During January 2008, GS EnviroServices redeemed the majority of the Company's stock holdings in GS EnviroServices in return for the reduction of certain Company convertible debts due to YA Global Investments, L.P. ("YAGI"). As of January 25, 2008, the Company held only a minority stake in GS EnviroServices (6,266,667 shares, or about 19%) and ceased consolidating the revenue and earnings of GS EnviroServices effective January 1, 2008. The Company recorded a net loss in the amount of $2,739,735 on the disposal of this unconsolidated subsidiary.

30       SUBSEQUENT EVENTS

On January 30, 2009, GreenShift Corporation entered into a First Amendment to Membership Interest Purchase and Equity Capital Contribution Agreement with CleanBioenergy Partners, LLC, an affiliate of GE Energy Financial Services, to extent the time for closing under the ECCA Agreement to March 2, 2009 (see Note 19, Commitments and Contingencies, Other Agreements, above). The ECCA Agreement was the subject of a Current Report on 8-K filed by GreenShift on December 16, 2008, and the amendment to the ECCA Agreement was the subject of a Current Report on 8-K filed by GreenShift on February 3, 2009. The Amendment to the ECCA Agreement extended the time for closing under the ECCA Agreement to March 2, 2009. On March 6, 2009, although the Company was otherwise in compliance with the ECCA Agreement, the ECCA Agreement was terminated.

ITEM 9   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE

None.

ITEM 9A  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer carried out an evaluation that included inquiries made to certain other of our employees, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.

The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in its reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. The Company's internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements in conformity with GAAP. .

Management intends to strengthen its accounting and compliance procedures further in 2009.


ITEM 9B  OTHER INFORMATION

None.

                                    PART III

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name                        Age  Position
-----------------------------------------
Kevin Kreisler               36  Chairman, President & Chief Executive Officer
David Winsness               42  Director, Chief Technology Officer
Greg Barlage                 44  Director, Chief Operating Officer
Edward Carroll               42  Director, Chief Financial Officer
Richard Krablin              64  Director, Executive Vice President

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

Richard Krablin is GreenShift's executive vice president in charge of special projects. Dr. Krablin directs GreenShift's environmental, health and safety programs and plays an integral role in GreenShift's research and development activities and other special projects. Prior to joining GreenShift, Dr. Krablin served as Senior Vice President of Environment, Health and Safety for Horsehead Industries, Inc., a leading zinc recycler. Dr. Krablin administered Horsehead's compliance as it extracted zinc from electric arc furnace dust, a hazardous waste produced by the steel industry. Prior to joining Horsehead, Dr. Krablin had a multi-tasked career with Atlantic Richfield Company (ARCO) where he directed the worldwide environmental affairs of the mining and mineral processing subsidiary and managed the legacies and Superfund sites of the former Anaconda Co. Dr. Krablin started his industry career with The Anaconda Co. in Montana. Dr. Krablin has a Ph.D. and M.S. in physics from Drexel University in Philadelphia and a B.S. in physics from Lafayette College, and is a graduate of the Stanford Executive Program for business leaders.

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

Based solely on the Company's review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2008, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

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

CODE OF CONDUCT AND ETHICS

The Company has adopted a written code of conduct and ethics that applies to all directors, and employees, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to GreenShift Corporation, One Penn Plaza, Suite 1612, and New York, NY 10119.

ITEM 11  EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by GreenShift Corporation and its subsidiaries (or by third parties as compensation for services to GreenShift Corporation or its subsidiaries) to Kevin Kreisler, the Company's Chief Executive Officer, Dave Winsness, the Company's Chief Technology Officer, Greg Barlage, the Company's Chief Operating Officer, Ed Carroll, the Company's Chief Financial Officer, and Dr. Richard Krablin, the Company's Executive Vice President, Special Projects. There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2008 exceeded $100,000.

Mr. Kreisler and Mr. Winsness cancelled their 2006 option awards in 2007.

                                                                  Stock         Option            Other
                             Year       Salary      Bonus        Awards         Awards        Compensation
----------------------------------------------------------------------------------------------------------
  Kevin Kreisler             2008      142,764        --           --             --               --
                             2007       81,346        --         20,523           --               --
                             2006         --          --         25,000        380,000*            --

  David Winsness             2008      162,744        --          1,000           --               --
                             2007      150,000        --         47,544           --               --
                             2006         --          --         79,875        95,000*             --

  Greg Barlage               2008      156,988        --          1,900           --               --
                             2007      125,000      50,000       136,750          --               --
                             2006         --          --         79,875           --               --

  Ed Carroll                 2008      155,395        --          1,600           --               --
                             2007      150,000      50,000         --             --               --
                             2006         --          --           --             --               --

  Rich Krablin               2008      150,000        --           585            --               --
                             2007      125,000        --         113,500          --               --
                             2006      117,500        --           --             --               --




EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements effective March 20, 2008 with each of its officers. Each agreement provides for an annual salary of $150,000, periodic bonuses, four weeks vacation and participation in any employee plans made available to all Company employees. The agreements terminate on March 20, 2013.

COMPENSATION OF DIRECTORS

None.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the voting stock beneficially owned by any person who, to our knowledge, owned beneficially more than 5% of any class of voting stock as well as by the members of our Board of Directors and by all officers and directors as a group.

                                          Amount and Nature of Beneficial Ownership

Name and Address(1)                                 Series B                  Series D               Percentage of
Of Beneficial Owner       Common    % of Class     Preferred   % of Class    Preferred   % of Class   Voting Power
                      ----------   -----------  ------------  -----------  -----------  -----------  -------------

Kevin Kreisler(2), (4) 1,486,391         1.56%           --           --       791,459           100%       63.32%

David Winsness(3)        976,667         1.03%       360,933       12.45%           --           --          2.77%

Greg Barlage(3)        1,088,043         1.14%       356,478       12.30%           --           --          2.77%

Richard Krablin(3)       585,217         0.62%       376,478       12.99%           --           --          2.77%

Edward Carroll(3)      1,670,435         1.76%       393,183       13.56%           --           --          3.19%
                      ----------   -----------  ------------  -----------  -----------  -----------  -------------

Officers and Directors
as a Group (4 persons) 5,806,753         6.10%     1,487,186       51.30        791,459         100%        74.82%

(1) The address of each shareholder is c/o GreenShift Corporation, One Penn Plaza, Suite 1612, New York, NY 10119.

(2) All shares listed for Mr. Kreisler are owned of record by Viridis Capital, LLC, of which Mr. Kreisler is the sole member.

(3) Shares of Company Series B Preferred Stock are convertible at the fixed rate of 1 Series B Share to 25 Company common shares.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 9, 2007, the Company and Carbonics Capital Corporation (the Company's former parent) initiated and completed a series of transactions to restructure of the Company, including the transfer to the Company of Carbonics' stakes in GS AgriFuels Corporation and EcoSystem Corporation. The Company assumed all of Carbonics' intercompany, affiliate related party notes payable and receivable, all trade payables, and all receivables, but did not assume Carbonics debt to YA Global Investments, LP. In exchange, the Company issued to Carbonics a promissory note in the aggregate net amount of $2,948,831 (the "Carbonics Note"). During the year ended December 31, 2008, the Carbonics Note was reduced by $2,000,000 as a result of the Company's realization during 2007 of impairment charges associated with the Company's NextGen Fuel and Sustainable Systems subsidiaries. The balance owed on the Carbonics Note was $386,132 as of the year ended December 31, 2008.

On November 9, 2007, in connection with the transfer to the Company of Carbonics' stakes in GS AgriFuels and EcoSystem, the Company also assumed liability for a term note issued by Carbonics to Viridis Capital, LLC with a face amount of $449,704 (the "Viridis Note"), which amount is due upon demand and bears interest at the rate of 8%. During the year ended December 31, 2008, the note was purchased by Minority Interest Fund (II), LLC.

On November 9, 2007, in connection with the transfer to the Company of Carbonics' stakes in GS AgriFuels and EcoSystem, the Company also assumed liability for a term note issued by Carbonics to Candent Corporation with a face amount of $757,852 (the "Candent Note"). The Candent Note has a term of three years and shall be payable in full on or before November 8, 2010. The note shall bear interest at the rate of 10%. The former president of Candent is the wife of the Company's chairman. All of the issued and outstanding capital stock held by Candent is in trust for the benefit of its former president. During the year ended December 31, 2008, the note was purchased by Minority Interest Fund (II), LLC.

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

Effective December 15, 2007, the Company executed an Amended and Restated Technology Acquisition Agreement (the "TAA") with Mean Green Biodiesel of Georgia, LLC (f/k/a Cantrell Winsness Technologies, LLC), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the "Inventors"). The amendment changed the method of calculating the purchase price for the Company's corn oil extraction technology (the "Technology"). The TAA, as amended, provides for the payment to the Inventors of a one-time license fee of $150,000 per system (a "System") built and commissioned based on the Technology plus an ongoing royalty of $0.10 per gallon of corn oil extracted with the Technology. The Company is required to sell, market, deploy or in any way cause the initiation of operations of a total of three Systems on or before December 31, 2008, a total of eight Systems on or before December 31, 2009, and an additional five Systems per year up to a total of eighteen Systems, at which point the Company has no continuing commercialization requirement. The ownership of the Technology is subject to reversion in the event that the Company fails to satisfy the commercialization requirements of the TAA or if the Company otherwise initiates bankruptcy proceedings. In any event of reversion, the Company shall retain the non-exclusive right to use the Technology for Systems that have been installed prior to the occurrence of the reversion event. David Winsness and Greg Barlage are both members of the Company's board of directors and, respectively, the Company's Chief Technology Officer and Chief Operating Officer. For the year ended December 31, 2008, the Company incurred license fees and royalties related to corn oil sales totaling $297,832, including $49,589 payable to each of David Winsness and Greg Barlage, due at December 31, 2008. Such fees have been included in the Company's costs of sales.

Effective December 31, 2007, EcoSystem transferred its stakes in GS Design, Inc. and GS Rentals, LLC to the Company in return for the reduction in the Company's note receivable from EcoSystem by $170,385 and the issuance to EcoSystem of a term note in the amount of $319,517. During the year ended December 31, 2008, this debenture was purchased by Minority Interest Fund (II), LLC ("MIF") in return for the reduction in the total amount of the convertible debt payable by the Company to MIF.

                                     PART IV

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

Fees for professional services provided by GreenShift's independent auditors, Rosenberg, Rich, Baker Berman and Company for the years ended December 31, 2008 and 2007 are as follows:

Audit Fees

Rosenberg Rich Baker Berman & Co. billed $400,335 to the Company for professional services rendered for the audit of fiscal 2008 financial statements and review of the financial statements included in fiscal 2008 10-QSB filings. Rosenberg Rich Baker Berman & Co. billed $283,035 to the Company for professional services rendered for the audit of fiscal 2007 financial statements and review of the financial statements included in fiscal 2007 10-QSB filings. Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $28,920 to the Company during fiscal 2008 for assurance and related services that are reasonably related to the performance of the 2007 audit or review of the quarterly financial statements. Rosenberg Rich Baker Berman & Co. billed $0 to the Company during fiscal 2007 for assurance and related services that are reasonably related to the performance of the 2006 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co. billed $49,241 to the Company during fiscal 2008 for professional services rendered for tax compliance, tax advice and tax planning. Rosenberg Rich Baker Berman & Co. billed $12,560 to the Company during fiscal 2007 for professional services rendered for tax compliance, tax advice and tax planning All Other Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in fiscal 2008 and $0 in fiscal 2007 for services not described above.

It is the policy of the Company's Board of Directors that all services, other than audit, review or attest services must be pre-approved by the Board of Directors, acting in lieu of an audit committee. All of the services described above were approved by the Board of Directors.



ITEM 15  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are exhibits filed as part of GreenShift's Form 10K for the year ended December 31, 2008:

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


GREENSHIFT CORPORATION

By            /S/       KEVIN KREISLER
              ----------------------------------
                        KEVIN KREISLER
                        Chief Executive Officer

Date:         April 15, 2009



In accordance with the Exchange Act, this Report has been signed below on March 31, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Kevin Kreisler
 ---------------------------
     Kevin Kreisler, Chairman
     Chief Executive Officer

/s/ Ed Carroll
----------------------------
    Ed Carroll, Director
    Chief Financial and Accounting Officer

/s/ David Winsness
----------------------------
    David Winsness
    Director

/s/ Greg Barlage
----------------------------
    Greg Barlage
    Director