Form 10-Q
period 2009-03-31
GREENSHIFT CORP
filed 2009-05-20
CIK 1269127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
                            -------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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
               (Registrant's telephone number including area code)

Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---   ---

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes X No
                                                                  ---    ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer                 Accelerated filer
                        ----                                       ----
Non-accelerated filer                   Smaller reporting company   X
                        ----                                       ----

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes      No X
                                   ---     ---

The number of outstanding shares of common stock as of May 20, 2009 was 500,000,000.



                             GREENSHIFT CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2009

                                TABLE OF CONTENTS





                                                                                                        Page No
Part I -  Financial Information
Item 1    Financial Statements (unaudited) ...............................................................4

          Condensed Consolidated Balance Sheet as of March 31, 2009 (unaudited)...........................5

          Condensed Consolidated Statements of Operations for the Three Month Period
          Ended March 31, 2009(unaudited) and 2008 (unaudited)............................................6

          Statement of Stockholders' Equity - Year Ended December 31, 2008 and Three
          Months Ended March 31, 2009.....................................................................7

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended
          March 31, 2009 (unaudited) and 2008 (unaudited).................................................8

          Notes to Condensed Consolidated Financial Statements...........................................10

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations .........23

Item 3    Quantitative and Qualitative Disclosures about Market Risk.....................................29

Item 4    Controls and Procedures .......................................................................29

Part II - Other Information

Item 1    Legal Proceedings .............................................................................30

Item 1A   Risk Factors ..................................................................................30

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds ...................................30

Item 3    Defaults upon Senior Securities ...............................................................30

Item 4    Submission of Matters to a Vote of Security Holders............................................30

Item 5    Other Information .............................................................................30

Item 6    Exhibits.......................................................................................30


Signatures...............................................................................................31


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

                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS (UNAUDITED)

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008
                                                                                        3/31/2009       12/31/2008
                                                                                    ------------------------------
ASSETS
Current assets:
   Cash .........................................................................   $       8,839    $      10,028
   Accounts receivable, net of allowance of doubtful accounts of $0 and $46,962 .         201,314          733,768
   Inventories ..................................................................         616,056          616,056
   Cost and earnings in excess of billings ......................................         235,941          175,592
   Project development costs ....................................................         379,355          379,355
   Assets to be disposed - current ..............................................       2,405,435        3,257,844
   Prepaid expenses and other assets ............................................          18,582          111,125
                                                                                    -------------    -------------
     Total current assets .......................................................       3,865,522        5,283,768
                                                                                    -------------    -------------
Other Assets:
   Property and equipment, net ..................................................      11,044,497       11,125,547
   Deposits .....................................................................         213,634          213,634
   Construction in progress .....................................................       4,748,408        4,541,554
   Intangible assets, net .......................................................          38,402           42,959
   Deferred financing costs, net ................................................         291,206          390,464
   Long term investments ........................................................       2,501,324        2,501,324
   Goodwill .....................................................................            --          7,281,993
   Assets to be disposed ........................................................      15,408,645       15,949,146
                                                                                    -------------    -------------
     Total other assets .........................................................      34,246,116       42,046,621
                                                                                    -------------    -------------
TOTAL ASSETS ....................................................................   $  38,111,638    $  47,330,388
                                                                                    =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
   Line of credit ...............................................................   $  10,000,000    $  10,000,000
   Accounts payable and accrued expenses ........................................      15,037,150       14,551,651
   Accrued interest payable .....................................................       8,067,518        6,603,228
   Accrued interest payable - related party .....................................         225,741          179,711
   Billings in excess of earnings ...............................................            --             13,576
   Deferred revenue, current portion ............................................            --               --
   Income tax payable ...........................................................          45,000           45,000
   Current portion of long term debt ............................................       9,383,070        8,785,668
   Liability for derivative instruments .........................................       8,316,098        3,869,771
   Convertible debenture - related party debt, net of discount ..................       1,367,148        1,512,325
   Current portion of convertible debentures, net of discount ...................      24,521,796       11,665,309
   Other current liabilities ....................................................         521,066          604,587
   Liabilities of discontinued operations, current ..............................         363,228          363,228
   Minority interest ............................................................         942,001          942,001
   Liabilities to be disposed ...................................................       8,754,432        8,418,928
                                                                                    -------------    -------------
     Total current liabilities ..................................................      87,544,248       67,554,983
                                                                                    -------------    -------------
Long term liabilities:
   Long term debt, net of current ...............................................         373,931          964,028
   Asset retirement obligation ..................................................         247,729          247,462
   Deferred revenue, net of current portion .....................................            --               --
   Liabilities to be disposed ...................................................      20,487,136       20,396,893
   Convertible debentures, net of current .......................................       8,224,241       20,726,439
                                                                                    -------------    -------------
     Total long term liabilities ................................................      29,333,037       42,334,822
Total liabilities ...............................................................     116,877,285      109,889,805
                                                                                    -------------    -------------
Stockholders' deficit
   Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
     Series A: 0 shares issued and outstanding, respectively ....................            --               --
     Series B: 2,508,671 and 2,519,219shares issued and outstanding, respectively           2,509            2,519
     Series C: 0 shares issued and outstanding ..................................            --               --
     Series D: 799,954 and 800,000 shares issued and outstanding, respectively ..             800              800
     Series E : 20,000 and 20,000 shares issued and outstanding, respectively ...              20               20
   Common stock, $0.001 par value, 500,000,000 authorized; 210,396,022
and 95,144,983, shares issued and outstanding, respectively .....................         210,395           95,144
   Additional paid-in capital ...................................................      84,345,783       83,774,424
   Accumulated deficit ..........................................................    (163,325,155)    (146,432,325)
                                                                                    -------------    -------------
     Total stockholders' equity (deficit) .......................................     (78,765,648)     (62,559,418)
                                                                                    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................................   $  38,111,638    $  47,330,388
                                                                                    =============    =============
       The notes to the Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)
                                                                    Three Months        Three Months
                                                                   Ended 3/31/09       Ended 3/31/08
                                                                ------------------------------------
Revenue .....................................................   $        855,658    $      2,895,799
   Cost of revenues .........................................          1,155,724           1,520,100
                                                                ----------------    ----------------
      Gross profit ..........................................           (300,066)          1,375,699
                                                                ----------------    ----------------
Operating expenses:
   General and administrative expenses ......................            905,320             594,771
     Selling expenses .......................................             12,240              44,059
   Research and development .................................               --                   601
   Amortization of intangibles ..............................               --               525,000
   Impairment of goodwill ...................................          7,281,993                --
   Stock based compensation .................................               --               304,017
                                                                ----------------    ----------------
     Total operating expenses ...............................          8,199,552           1,468,448
                                                                ----------------    ----------------
Income (loss) from operations ...............................         (8,499,618)            (92,749)
                                                                ----------------    ----------------
Other income (expense):
   Change in fair value of derivative instruments ...........         (4,446,327)            319,829
   Amortization of debt discount & deferred financing .......           (447,644)         (1,114,095)
   Loss on disposal and impairment of investments ...........               --            (1,662,600)
   Miscellaneous interest income ............................              6,902               5,115
   Other income (expense) ...................................               --                24,875
   Interest expense - affiliate .............................            (42,001)            (27,597)
   Interest expense .........................................         (1,471,216)         (1,187,140)
                                                                ----------------    ----------------
     Total other income (expense), net ......................         (6,400,286)         (3,741,381)
                                                                ----------------    ----------------
Loss before minority interest and income taxes ..............        (14,899,904)         (3,734,362)

   Minority interest in net loss of consolidated subsidiaries               --                (7,019)
                                                                ----------------    ----------------
Loss before provision for income taxes ......................        (14,899,904)         (3,741,381)

   (Provision for)/benefit from income taxes ................               --                  --
                                                                ----------------    ----------------
Loss from continuing operations .............................        (14,899,904)          (3741,381)
                                                                ----------------    ----------------
Discontinued Operations:

   Loss from discontinued operations ........................         (1,722,924)            (53,028)
                                                                ----------------    ----------------
Net loss attributable to common shareholders ................   $    (16,622,829)   $     (3,794,409)
                                                                ================    ================
Mandatorily Redeemable Preferred Equity .....................           (270,000)               --
                                                                ----------------    ----------------
Net loss ....................................................        (16,892,829)   $     (3,794,409)
                                                                ================    ================
Weighted average common shares outstanding:

   Basic  and diluted .......................................        104,921,105          53,579,671

Earnings (loss) per share:

   Loss from continuing operations ..........................   $          (0.14)   $          (0.07)
   Income (loss) from discontinued operations ...............              (0.02)              (0.00)
                                                                ----------------    ----------------
   Net loss per share - basic and diluted ...................   $          (0.16)   $          (0.07)
                                                                ================    ================
   Net loss .................................................   $          (0.16)              (0.07)
                                                                ================    ================

       The notes to the Condensed Consolidated Financial Statements are an
                       integral part of these statements.


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
                                                                    Three Months    Three Months
                                                                   Ended 3/31/09   Ended 3/31/08
                                                                   -----------------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Loss from continuing operations .............................   $(14,899,904)   $ (3,741,381)
   Loss from discontinued operations ...........................     (1,722,924)        (53,028)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
   Depreciation and amortization ...............................        293,218         130,132
   Amortization of intangibles .................................          4,557         525,800
   Amortization of debt discount and deferred financing costs ..        451,308       1,114,095
   Change in allowance for doubtful accounts ...................           --          (143,047)
   Change in fair value of derivatives .........................      4,446,327        (319,829)
   Stock based compensation ....................................           --           304,017
   Acretion of asset retirement obligation .....................            544            --
   Loss on disposal of investments .............................           --         1,662,600
   Loss on impairment of goodwill ..............................      7,281,993            --

Change in assets and liabilities, net of acquisitions
   Accounts receivable .........................................        533,272      (1,450,239)
   Allowance for doubtful accounts .............................           (817)           --
   Restricted cash .............................................           (234)       (251,056)
   Prepaid expenses ............................................         94,544         (82,522)
   Deposits ....................................................        (83,521)        (27,481)
   Inventory ...................................................           --         1,120,331
   Costs in excess of earnings .................................        (60,349)        133,312
   Deferred financing fees .....................................           --          (149,750)
   Accrued interest ............................................      1,464,290         874,131
   Accrued interest - related party ............................         46,030        (169,325)
   Billings in excess of cost ..................................        (13,576)      1,353,298
   Accounts payable and accrued expenses .......................        693,332      (2,456,354)
   Deferred income taxes .......................................           --           (59,631)
   Deferred revenue ............................................           --           366,971
   Assets and liabilities to be disposed .......................      1,548,655            --
   Assets and liabilities of discontinued operations ...........           --           (28,225)
                                                                   ------------    ------------
      Net cash provided by (used in) operating activities ......         76,745      (1,347,181)
                                                                   ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES
   Cash paid for acquisition ...................................           --           (80,000)
   Cash acquired from acquisition ..............................           --              --
   Construction in progress ....................................       (206,834)     (1,775,228)
   Investment in unconsolidated subsidiaries ...................           --              --
   Project development costs ...................................           --           (47,735)
   Additions to and acquisition of property, plant and equipment       (420,020)     (2,084,374)
                                                                   ------------    ------------
      Net cash y (used in) investing activities ................       (626,854)     (3,987,337)
                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of line of credit .................................           --          (351,808)
   Repayment of note payable - affiliate .......................           --          (997,279)
   Proceeds from long short debt ...............................         20,000            --
   Proceeds from convertible debentures ........................        315,000            --
   Repayment of convertible debentures - related party .........        837,758            --
   Loan due to an affiliate ....................................         (2,000)           --
   Proceeds from line of credit ................................           --         8,806,636
      Cash paid to minority shareholders .......................           --          (820,827)
   Repayment of long term debt .................................        (12,973)     (1,376,470)
   Repayment of convertible debentures - affiliates ............       (609,100)           --
                                                                   ------------    ------------
      Net cash provided by  financing activities ...............        548,685       5,260,252
                                                                   ------------    ------------
   Net (decrease) in cash ......................................   $     (1,423)   $    (74,266)
   Cash at beginning of period .................................          9,704         486,993
                                                                   ------------    ------------
   Cash at end of period .......................................   $      8,281    $    412,727
                                                                   ============    ============

      The notes to the Condensed Consolidated Financial Statements are an
                       integral part of these statements.


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED DECEMBER 31, 2008 AND THREE MONTHS ENDED MARCH 31, 2009

                                                              Series C        Series D         Series E
                           Series A          Series B        Preferred       Preferred         Preferred
                        Preferred Stock  Preferred Stock       Stock           Stock             Stock
                          Shares  Amount   Shares  Amount  Shares  Amount  Shares  Amount    Shares   Amount
                        --------- ------ --------- ------- ------- ------- ------- ------- --------- --------
Balance at 12/31/07     1,254,244 $       151,250   $ 151      --      --  800,000  $ 800        --       --
                                  1,254
                        ========= ====== ========= ======= ======= ======= ======= ======= ========= ========
Adjustment of                 --     --        --      --      --      --      --      --        --       --
conversion of
subsidiary minority
interest
Write-off of
derivative due to
debt restructure              --     --        --      --      --      --      --      --        --       --
Shares issued for
conversion of                 --     --        --      --      --      --      --      --        --       --
debentures
Adjustment for
transfer of entity            --     --        --      --      --      --      --      --        --       --
under common control
Stock based                   --     --        --      --      --      --      --      --        --       --
compensation
Cancellation of debt          --     --        --      --      --      --      --      --        --       --
- related party
Conversion of           (1,254,244(1,254)      --      --      --      --      --      --        --       --
minority interest
Repurchase of                 --     --        --      --      --      --      --      --        --       --
subsidiary stock
Cancellation of debt          --     --        --      --      --      --      --      --        --       --
- related party
Conversion of Series
B Preferred Stock to          --     --  (151,250)  (151)      --      --      --      --        --       --
Common
Issuance of Series B
Preferred Stock to            --     --  3,025,333  3,025      --      --      --      --        --       --
create Employee Pool
Partial Conversion of         --     --  (506,114)  (506)      --      --      --      --        --       --
Series B to Common
Conversion of debt            --     --        --      --      --      --      --      --        --       --
Common stock issued           --     --        --      --      --      --      --      --        --       --
for financing fees
Acquisition of                --     --        --      --      --      --      --      --    20,000       20
subsidiary
Priority return on
subsidiary                    --     --        --      --      --      --      --      --        --       --
Capital
Net loss                      --     --        --      --      --      --      --      --        --       --
                        --------- ------ --------- ------- ------- ------- ------- ------- --------- --------
Balance at 12/31/08           --     --  2,519,219 $ 2,519     --      --  800,000  $ 800    20,000     $ 20
                         ========= ====== ========= ======= ======= ======= ======= ======= ========= ========

Conversion of Series          --     --  (10,548)    (10)      --      --      --      --        --       --
B Preferred Stock to
Common
Shares issued for
conversion of                 --     --        --      --      --      --      --      --        --       --
debentures
Conversion of Series
D Preferred Stock to          --     --        --      --      --      --    (46)      --        --       --
Common
Net loss                      --     --        --      --      --      --      --      --        --       --
                        --------- ------ --------- ------- ------- ------- ------- ------- --------- --------
Balance at  3/31/09           --     --  2,508,671 $ 2,509     --      --  799,954  $ 800    20,000     $ 20
                        ========= ====== ========= ======= ======= ======= ======= ======= ========= ========

       The notes to the Condensed Consolidated Financial Statements are an
                       integral part of these statements.



                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED DECEMBER 31, 2008 AND THREE MONTHS ENDED MARCH 31, 2009
                                                Additional       Accumulated Total
                                                 Paid-in
                             Common Stock        Capital        Deficit    Equity
                        ----------- ---------- ------------- ----------- -----------
                          Shares      Amount        Amount      Amount      Amount
                        ----------- ---------- ------------- ----------- -----------
Balance at 12/31/07     30,693,083   $ 30,693   $63,502,789  $(93,463,990$(29,928,303)
                        =========== ========== ============= =========== ===========
Adjustment of                   --         --       183,373          --     183,373
conversion of
subsidiary minority
interest
Write-off of
derivative due to
debt restructure                --         --     6,784,743          --   6,784,743
Shares issued for
conversion of           11,000,597     11,000       543,657          --     554,657
debentures
Adjustment for
transfer of entity              --         --      (27,800)          --    (27,800)
under common control
Stock based                850,000        850        50,550          --      51,400
compensation
Cancellation of debt            --         --       2952968          --   2,952,968
- related party
Conversion of               25,084         25         1,229          --          --
minority interest
Repurchase of                   --         --   (1,950,000)          --  (1,950,000)
subsidiary stock
Cancellation of debt            --         --       293,085          --     293,085
- related party
Conversion of Series
B Preferred Stock to     6,797,634      6,798       (6,647)          --          --
Common
Issuance of Series B
Preferred Stock to              --         --     7,215,308          --   7,218,333
create Employee Pool
Partial Conversion of   12,652,825     12,653      (12,147)          --          --
Series B to Common
Conversion of debt       6,875,000      6,875     1,093,125          --   1,100,000
Common stock issued      6,250,000      6,250     1,084,511          --   1,090,761
for financing fees
Acquisition of          20,000,760     20,000     2,065,680          --   2,085,700
subsidiary
Priority return on
subsidiary                      --         --            --    (65,001)    (65,001)
capital
Net loss                        --         --            --  (52,293,334) (52,,334)
                        ------------ --------- ------------- ----------- -----------
Balance at 12/31/08      95,144,983   $95,144   $83,774,424  $(146,432,32$(62,559,418)
                        ============ ========= ============= =========== ===========
                           263,700        264         (253)          --          --

Conversion of Series
B Preferred Stock to
Common

Manadatorily
reddemable preferred            --         --            --   (270,000)   (270,000)

Shares issued for
conversion of           114,708,558   114,709       571,891          --     686,600
debentures

Conversion of Series
D Preferred Stock to       278,781        278         (278)          --          --
Common
Net loss                        --         --            --  (16,622,829)(16,622,829)
                        ------------ --------- ------------- ----------- -----------
Balance at  3/31/09     210,396,022  $210,395   $84,345,783  $(163,325,15$(78,765,648)
                        ============ ========= ============= =========== ===========

       The notes to the Condensed Consolidated Financial Statements are an
                       integral part of these statements.


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1        BASIS OF PRESENTATION

The consolidated interim financial statements included herein have been prepared by GreenShift Corporation ("we," "our," "us," "GreenShift," or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

DIVESTITURES

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

The Company's ownership of BIG is subject to rescission in the event that: (a) the BIG Loans are not timely serviced and kept in good standing, (b) the Guaranty Payments, to the extent due, are not timely made, and (c) if the Class A Redemption payments are not made to the extent that they are due. In addition, BIG's agreements with its senior creditor, Citizens Bank, require Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its prior financing agreements with CleanBioenergy
Partners, LLC (see Note 12, Commitments and Contingencies). This financing failed to close as expected in March 2009 despite the Company's compliance with the relevant agreements, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG's loan agreements with Citizens Bank. While the Company is actively pursuing debt and equity capital to subsidize the expansion of the Adrian refinery, the Company does not intend to restructure the original acquisition transaction at this time. Instead, the Company intends to facilitate rescission of the original acquisition transaction and the divestiture of BIG during the quarter ended June 30, 2009 due to changed market circumstances.

The Company may consider acquiring an equity stake in BIG in the future if it successfully raises sufficient capital to expand the Adrian refinery. The divestiture of BIG has not been completed as of the filing date of this report, however, the financial results of this subsidiary have been presented as discontinued operations as and for the quarter ended March 31, 2009 (see Note 6, Discontinued Operations).

Sustainable Systems, Inc.

On March 26, 2007, the Company's subsidiary, GS AgriFuels Corporation, purchased the remaining 85% of the outstanding capital stock of Sustainable Systems, Inc. (GS AgriFuels had previously purchased 15% of the capital stock of Sustainable). During the quarter ended March 31, 2009, the Company filed suit against the selling shareholders of Sustainable for fraud, tortious interference and breach of contract relating to the completion of this acquisition (see Note 12, Commitments and Contingencies). On September 30, 2008, the Company and Paul Miller, a former shareholder of Sustainable and the current President of Sustainable, entered into a Mutual Consent and Release Agreement in which Mr. Miller agreed to cancel all payment obligations and waived all amounts that may have payable by GS AgriFuels under the Sustainable acquisition agreements.

On April 27, 2009, Sustainable Systems, LLC entered into a settlement agreement with the states of Montana and North Dakota pertaining to outstanding payments due for purchase of oilseeds during 2008 that were contracted at rates far greater than current oilseed values. Sustainable had previously negotiated with two separate banks to receive working capital financing sufficient to service these obligations. Neither bank was able to close due to strain in the prevailing commodity and financial markets. Sustainable has accordingly idled its operations and voluntarily surrendered its commodity license to the state of Montana Department of Agriculture pending liquidation of Sustainable's inventories to satisfy the oilseed payables. Sustainable is permitted to reacquire its commodity license upon the completion of sufficient working capital and equity financing to operate. The liquidation of Sustainable's inventory is ongoing and is expected to be complete during the second quarter 2009.

While the Company is actively pursuing strategic investment to replenish the working capital resources of Sustainable, the Company intends to divest of the majority, and probably all, of its equity holdings in Sustainable during the second quarter 2009. The divestiture of Sustainable has not been completed as of the filing date of this report, however, the financial results of this subsidiary have been presented as discontinued operations as and for the quarter ended March 31, 2009 (see Note 6, Discontinued Operations).

2        NATURE OF OPERATIONS

GreenShift Corporation ("we," "our," "us," "GreenShift," or the "Company") develops and commercializes clean technologies that facilitate the efficient use of natural resources.

We currently own four corn oil extraction facilities that are located in Oshkosh, Wisconsin, Medina, New York, Marion, Indiana, and Riga, Michigan. We have also installed one facility in Albion, Michigan under a modified version of our market offering where our client paid us to build the extraction facility. We have the long-term right (10 years or more) to buy the oil extracted from the Albion facility but the client retains ownership of the extraction assets and is paid a higher price for the corn oil extracted than we pay to our other clients. These facilities collectively are designed to extract in excess of 7.3 million gallons per year, of which more than of 6.0 million gallons per year is currently installed.. We are currently focused on securing the capital resources we need to operate our existing facilities and to build our contracted backlog of corn oil extraction facilities.

During the three months ended March 31, 2009, we also owned a 10 million gallon per year biodiesel facility in Adrian, Michigan ("BIG") and an oilseed crush facility in Culbertson, Montana ("Sustainable"). These two facilities were idled during the first quarter 2009 due to a lack of working capital. The Company expects to divest both BIG and Sustainable during the quarter ending June 30, 2009. The financial results of these subsidiaries have been presented as discontinued operations as and for the quarter ended March 31, 2009 (see Note 6, Discontinued Operations).

The Company's speciality equipment manufacturing operations were also idled during the first quarter of 2009. The Company intends to liquidate certain assets of this operation during the second quarter of 2009 but will scale this operation as needed to fulfill the Company's growth needs as it builds, installs and maintains its various corn oil extraction facilities.

SEGMENT DESCRIPTIONS

The Company's operations during the three months ended March 31, 2009 are classified into three reportable business segments: Equipment & Technology Sales, Culinary Oil Production & Sales and Biofuel Production & Sales. Each of these segments is organized based upon the nature of products and services offered. The Company's remaining operations are aggregated and classified herein as Corporate.

The Company's ongoing restructuring activities are expected to result in the discontinuance of operations in the Culinary Oil Production & Sales segment during the quarter ended June 30, 2009. The Company expects to divest its stake in BIG and Sustainable during the quarter ended June 30, 2009. The Company sells its corn oil as a feedstock for biofuel production or for direct use as a biofuel, therefore, the Company's continuing corn oil production and sales activities will continue to be recorded in the Company's Biofuel Production & Sales segment. The Company expects that it will operate within two segments effective April 1, 2009: Equipment & Technology Sales and Biofuel Production & Sales. For comparative purposes, the financial results of BIG and Sustainable have been presented as discontinued operations as and for the quarter ended March 31, 2009 (see Note 6, Discontinued Operations).

3        GOING CONCERN

The Company had a working capital deficit of $83,678,726 at March 31, 2009, which includes convertible debentures of $24,521,796, accrued interest payable of $8,293,259, related party debt of $20,000, related party convertible debentures of $1,367,148, derivative liabilities of $8,316,098, $3,979,437 in purchase obligations, and $4,821,738 in amounts due to the prior owners of our oilseed crush facility. The Company's working capital deficit net of these amounts is $32,359,250.

Despite their classification as current liabilities, current convertible debentures and accrued interest ($32,589,314) are not serviceable out of the Company's cash flows (the terms of the convertible debt require repayment in shares of either GreenShift Corporation or GS AgriFuels Corporation common stock).

The derivative liabilities ($8,316,098) are a non-cash accounting entry to account for the effect of derivative securities embedded in the Company's convertible debentures.

The purchase obligations ($3,979,437), to the extent due, are tied to the earnings of the Company's equipment sales business and can only be serviced after the Company's senior secured debt has been serviced.

The amounts due to the prior owners of our oilseed crush facility ($4,821,738) pursuant to acquisition agreements that are now in default due to the failure by the selling shareholders to disclose that Sustainable did not hold title to its now-owned Culbertson, Montana oilseed crushing facility at the time of the acquisition by GS AgriFuels.

Management intends to raise capital from debt and equity transactions to fund operations, to increase revenue and to cut expenses to reduce the loss from operations. There can be no assurances that the Company will be able to eliminate both its working capital deficit and its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

4        SIGNIFICANT ACCOUNTING POLICIES

MINORITY INTEREST

On January 1, 2009, the Company adopted SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51," (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent's equity; consolidated net income to be reported at amounts inclusive of both the parent's and noncontrolling interest's shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. Additionally, SFAS 160 defines a noncontrolling interest as a financial instrument issued by a subsidiary that is classified as equity in the subsidiary's financial statements. A financial instrument issued by a subsidiary that is classified as a liability in the subsidiary's financial statements based on the guidance in other standards is not a controlling interest because it is not an ownership interest. Based on this definition of noncontrolling interest the Company presented its previously reported minority interest as a current liability in the accompanying balance sheets. The presentation requirements of SFAS 160 were applied retrospectively. Other than the change in presentation of noncontrolling interests, the adoption of SFAS 160 had no impact on the Financial Statements.

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

The following table presents the embedded derivative, the Company's only financial assets measured and recorded at fair value on the Company's Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended March 31, 2009 and 2008:

                                                                              Fair Value
------------------------------------------------------------------------------------------------------------------
As of March 31, 2009                                   Level 1         Level 2         Level 3          Total
------------------------------------------------------------------------------------------------------------------
Embedded derivative liabilities                     $       --     $        --  $    8,316,098  $        8,316,098

The following table reconciles, for the period ended March 31, 2009, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded derivative at December 31, 2007                                              $       6,704,831
Write off due to restructured terms                                                                    (6,784,743)
Fair Value of warrants and conversion feature of the debenture at issuance                               2,577,479
Gain on fair value adjustments to embedded derivatives                                                   1,372,204
                                                                                                 -----------------
Balance of Embedded derivative at December 31, 2008                                                      3,869,771
 Loss on fair value adjustments to embedded derivatives                                                  4,446,327
                                                                                                 -----------------
Balance at March 31, 2009                                                                        $       8,316,098
                                                                                                 =================

The valuation of the derivatives are calculated using a complex binomial pricing model that is based on changes in the volatility of our shares, our stock price, the probability of a reduction in exercise and conversion price, and the time to conversion of the related financial instruments.

5        STOCKHOLDERS' EQUITY

SERIES E PREFERRED STOCK

On May 15, 2008, the Company issued 20,000 shares of the Company's new Series E Preferred Stock (the "Series E Shares") to the BIG shareholders (21, Acquisition, below), which shares are convertible at a fixed rate of 1 preferred share to 1,000 common shares into a total of 20,000,000 shares of Company common stock; provided, however, that the Series E Shares shall be convertible into Company common shares in proportion to the Company's earnings before interest, taxes, depreciation and amortization and non-cash and non-recurring items ("EBITDA") and will be fully convertible into 20,000,000 common shares on a pro rated basis as the Company achieves $50,000,000 in EBITDA during one year period. The holders would be entitled to cumulative dividend rights equal to that of 1,000 common shareholders upon the declaration of dividends on common stock, and have voting privileges of one vote to every one common share. At March 31, 2009 and 2008, there were 20,000 and 0 shares of Series E Preferred Stock, respectively, issued and outstanding. All shares of Company stock issued to the BIG shareholders are expected to be returned as part of the Company's divestiture of BIG.

COMMON STOCK

From time to time during the three months ended March 31, 2009, the Company issued a total of 13,780,051 common shares to YA Global Investments, LP upon its conversion of debt in the amount of $127,600; 62,644,305 common shares to Minority Interest Fund (II), LLC upon its conversion debt in the amount of $439,000; 38,284,202 common shares to RAKJ Holdings, Inc. upon its conversion of debt in the amount of $120,000; and, 263,700 common shares were converted from Series B Preferred Stock for an employee of the Company.

6         DISCONTINUED OPERATIONS

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

The Company's ownership of BIG is subject to rescission in the event that: (a) the BIG Loans are not timely serviced and kept in good standing, (b) the Guaranty Payments, to the extent due, are not timely made, and (c) if the Class A Redemption payments are not made to the extent that they are due. In addition, BIG's agreements with its senior creditor, Citizens Bank, require Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its prior financing agreements with CleanBioenergy
Partners, LLC (see Note 12, Commitments and Contingencies). This financing failed to close as expected in March 2009 despite the Company's compliance with the relevant agreements, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG's loan agreements with Citizens Bank. While the Company is actively pursuing debt and equity capital to subsidize the expansion of the Adrian refinery, the Company does not intend to restructure the original acquisition transaction at this time. Instead, the Company intends to facilitate rescission of the original acquisition transaction and the divestiture of BIG during the quarter ended June 30, 2009 due to changed market circumstances.

The Company may consider acquiring an equity stake in BIG in the future if it successfully raises sufficient capital to expand the Adrian refinery. The divestiture of BIG has not been completed as of the filing date of this report, however, the financial results of this subsidiary have been presented as discontinued operations as and for the quarter ended March 31, 2009. During the three months ended March 31, 2009, the Company recorded an impairment of goodwill in the amount of $7,281,993 related to the BIG acquisition.

The components of discontinued operations relating to the planned divestiture of BIG are as follows:

                                                                             3/31/2009          3/31/2008
                                                                       ----------------------------------
Current assets                                                         $       522,376    $     1,006,362
Other assets                                                                        --            233,816
Property and equipment                                                      12,532,479         12,761,877
                                                                       ---------------    ---------------
Total assets                                                                13,532,479         14,002,055

Accounts payble                                                              2,712,954          2,490,604
Line of credit                                                                 745,235            745,235
Other current liabilities                                                      263,950            290,778
Long term debt                                                               8,759,491          8,760,853
Mandatorily redeemable equity                                               10,710,000         10,440,000
                                                                       ---------------    ---------------
Total liabilities                                                      $    23,1919,630   $    22,727,470

                                                                                  Three month ended
                                                                            3/31/2009          3/31/2008
                                                                       ----------------------------------
Revenues                                                                $      271,668                 --
(Loss) income before provision for income taxes                         $   (1,164,411)   $            --



SUSTAINABLE SYSTEMS, INC.

On March 26, 2007, the Company's subsidiary, GS AgriFuels Corporation, purchased the remaining 85% of the outstanding capital stock of Sustainable Systems, Inc. (GS AgriFuels had previously purchased 15% of the capital stock of Sustainable). During the quarter ended March 31, 2009, the Company filed suit against the selling shareholders of Sustainable for fraud, tortious interference and breach of contract relating to the completion of this acquisition (see Note 12,

Commitments and Contingencies). On September 30, 2008, the Company and Paul Miller, a former shareholder of Sustainable and the current President of Sustainable, entered into a Mutual Consent and Release Agreement in which Mr. Miller agreed to cancel all payment obligations and waived all amounts that may have payable by GS AgriFuels under the Sustainable acquisition agreements.

On April 27, 2009, Sustainable Systems, LLC entered into a settlement agreement with the states of Montana and North Dakota pertaining to outstanding payments due for purchase of oilseeds during 2008 that were contracted at rates far greater than current oilseed values. Sustainable had previously negotiated with two separate banks to receive working capital financing sufficient to service these obligations. Neither bank was able to close due to strain in the prevailing commodity and financial markets. Sustainable has accordingly idled its operations and voluntarily surrendered its commodity license to the state of Montana Department of Agriculture pending liquidation of Sustainable's inventories to satisfy the oilseed payables. Sustainable is permitted to reacquire its commodity license upon the completion of sufficient working capital and equity financing to operate. The liquidation of Sustainable's inventory is ongoing and is expected to be complete during the second quarter 2009.

While the Company is actively pursuing strategic investment to replenish the working capital resources of Sustainable, the Company intends to divest of the majority, and probably all, of its equity holdings in Sustainable during the second quarter 2009. The divestiture of Sustainable has not been completed as of the filing date of this report, however, the financial results of this subsidiary have been presented as discontinued operations as and for the quarter ended March 31, 2009.

The components of discontinued operations relating to the planned divestiture of Sustainable are as follows:

The components of discontinued operations relating to the planned divestiture of
 Sustainable are as follows:
                                                                             3/31/2009          3/31/2008
                                                                       ----------------------------------
Inventory                                                              $     1,023,283          1,558,018
Other current assets
                                                                               859,776            693,483
Property and equipment                                                       1,394,708          1,425,282
Construction in progress                                                     1,481,459          1,481,459
Other assets                                                                        --             46,712
                                                                       ---------------   ----------------

Total assets                                                                 4,759,226          5,204,954

Accounts Payable                                                             2,987,117          3,195,346
Notes payable, current                                                       1,515,969          1,477,422
Other current liabilities                                                      529,207            219,543
Notes payable, long term                                                     1,017,645          1,068,797
                                                                       ---------------  -----------------
Total liabilities                                                      $     6,049,937          5,961,108

                                                                                 Three months ended
                                                                             3/31/2009          3/31/2008
                                                                       ----------------------------------
Revenues                                                               $       851,898    $     3,659,954
(Loss) income before provision for income taxes                        $     (558,513)    $      (53,028)
                                                                       ===============    ===============

7         LINES OF CREDIT

Revolving Line of Credit for Construction of Corn Oil Extraction Facilities

On January 25, 2008, GS COES (Yorkville I), LLC, a subsidiary of the Company, closed on the terms of a Credit Agreement with YA Global Investments, LP ("YAGI"). On July 1, 2008, the Credit Agreement was amended to extend the commencement of payments to YAGI to October 1, 2008 and to extend all performance timelines to December 31, 2008. On December 11, 2008, the Credit Agreement was amended to extend the maturity date to January 31, 2011, to increase the revolving availability to $13,750,000, and to restructure the repayment provisions such that amounts advanced by YAGI would be repaid on the closing of financing from CleanBioenergy Partners, LLC, an affiliate of GE Energy Financial Services. The Credit Agreement was issued for the purpose of constructing and installing corn oil extraction facilities based on the Company's patented and patent-pending corn oil extraction technologies. While the revolving availability under the line of credit was increased to $13,750,000 in the December 11, 2008 amendment, and the Company was otherwise in compliance with the amended terms, the Company was unable to access the additional availability. The balance on the line of credit was $10,000,000 as of December 31, 2008, interest is accruing at the rate of 20% per annum, and the line and accrued interest is payable at the maturity date. The December 11, 2008 amendment also added a term allowing YAGI to convert interest and principal into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. The Company is currently in discussions with YAGI to restructure this line of credit since the CleanBioenergy financing failed to close as expected (see Note 17, Subsequent Events).

To induce YAGI's entry into the Credit Agreement and in consideration of YAGI's execution of the Restructuring Agreement described below, the Company issued six million shares of its common stock to YAGI valued at $1,080,000. In conjunction with the financing GS COES paid structuring fees of $210,000, legal fees of $150,000, monitoring fees of $175,000, due diligence fees of $35,000 as well as prepaid interest of $250,000. The balance of deferred financing fees was $291,206 at March 31, 2009 after recording $95,590 in amortization of financing fees for three months ending at March 31, 2009.

8        FINANCING ARRANGEMENTS

The following is a summary of the Company's  financing  arrangements as of March
31, 2009:
Current portion of notes payable:                                                         3/31/2009
                                                                                  -----------------
Note payable from NextGen Acquisition to Stillwater                               $       2,071,886
Purchase obligations from NextGen Acquisition to NextGen sellers                          3,979,437
Purchase obligations from GS AgriFuels to Sustainable Systems sellers                     1,017,451
Asset retirement obligation, current                                                            277
Vehicle loans and other short term borrowings                                                46,024
Mortgages and other term notes                                                               63,416
Current portion of notes payable from GreenShift to Bollheimer                              320,000
Current portion of notes payable from GS CleanTech                                          150,000
Current portion of convertible notes payable from GS CleanTech                            1,734,579
                                                                                  -----------------
     Total current portion of notes payable                                       $       9,383,070
                                                                                  =================
Long-term notes payable, net of current maturities:
Mortgages and other term notes                                                    $         373,931
     Total long term notes payable, net of current maturities                     $         373,931
                                                                                  =================
Asset retirement obligation:
Asset retirement obligation                                                       $         247,729
                                                                                  =================
Current portion of convertible debentures:
Convertible debenture payable from GS AgriFuels to YAGI                           $       1,949,631
Convertible debenture payable from GS AgriFuels to YAGI                                   5,500,000
Convertible debenture payable from GS AgriFuels to YAGI                                  12,860,000
Note discounts                                                                            (272,122)
Convertible debenture payable from GreenShift  to RAKJ Holdings                             195,000
Convertible debenture payable from GreenShift  to Acutus                                    485,000
Convertible debenture payable from GS AgriFuels to Sustainable Systems                    1,902,140
sellers
Convertible debenture payable from GS AgriFuels to Sustainable Systems sellers            1,902,147
                                                                                  -----------------

     Total current portion of convertible debentures                              $      24,521,796
                                                                                  =================
 Long-term convertible debentures, net of current maturities:
Convertible debenture payable from GreenShift to YAGI                             $       2,084,986
Convertible debenture payable from GreenShift to YAGI                                       175,915
Convertible debenture payable from GreenShift to YAGI                                     1,224,063
Convertible debenture payable from GreenShift to YAGI                                     2,789,278
Convertible debenture payable from GreenShift to YAGI                                     1,950,000
                                                                                  -----------------
     Total long-term portion of convertible debentures                            $       8,224,241
                                                                                  =================

The convertible debentures noted above are convertible into the common stock of the following companies:

GreenShift Corporation                             $        8,904,241
GS AgriFuels Corporation                                   24,113,918
                                                   ------------------
     Total                                         $       32,823,159
                                                   ==================

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) of as of March 31, 2009 and the Company's ability to meet such obligations:

Year                                                   Amount
--------------------------------------------------------------------
2009                                              $       33,709,866
2010                                                         241,228
2011                                                       8,249,014
2012                                                         377,250
2013 and thereafter                                          173,410
                                                  ------------------
Total minimum payments due under current and
long term obligations                             $       42,750,768
                                                  ==================

9         DEBT AND PURCHASE OBLIGATIONS

OTHER CONVERTIBLE DEBENTURES

During the year ended December 31, 2008, the Company issued convertible debentures to Acutus Capital, LLC ("Acutus") in the amounts of $250,000 and $235,000, respectively. The convertible debentures to Acutus shall bear interest at a rate of 20% per year and mature on December 31, 2008 and February 15, 2009, respectively. Acutus is entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to $1.25 per share. As of March 31, 2009, the Company was in default on the Acutus debenture. For the three months ending March 31, 2009, interest expense of $23,918 for these obligations was incurred. The principal balance of these notes at March 31, 2009 was $485,000.

During the year ended  December 31, 2008,  the Company  entered into amended and restated convertible debentures with MIF that total $1,319,783. This amount includes the $410,930 in notes payable that MIF purchased from Viridis, $757,853 in convertible debt that were purchased from Candent, and $500,000 in convertible debt that was purchased from Acutus Capital, as well as an additional $151,000 in new convertible debt that MIF purchased during December 2008. The total convertible debentures due to MIF were reduced by $432,932 during the year ended December 31, 2008, after MIF purchased the debenture payable to the Company from EcoSystem Corporation by reducing the amount of the convertible debt the Company owed to MIF. $500,000 of the convertible debt issued to MIF bears interest at a rate of 20% and the balance of the convertible debentures shall bear interest at 12% per year and mature on December 31, 2010. MIF is entitled to convert the accrued interest and principal of the MIF convertible debenture into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 per share or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. During the three months ended March 31, 2009, MIF funded an additional $609,100 and converted $439,100 on the amount due into Company common stock, and sold $315,000 of the principal amount due to MIF to RAKJ Holdings, Inc. ("RAKJ"). Interest expense of $42,001 for these obligations was accrued for the three months ended March 31, 2009. The amount due to MIF at March 31, 2009 was $1,241,951.

The convertible debt purchased by RAKJ bears interest at the rate of 12% per year and matures on December 31, 2010. RAKJ is entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 per share or (b) 50% of the lowest daily volume weighted average closing price for the five trading days preceding conversion. During the three months ending March 31, 2009, RAKJ converted $120,000 on this debenture. For the three months ending March 31, 2009, interest expense of $4,029 for these obligations was incurred. The principal balance of these notes at March 31, 2009 was $195,000 and $0 as of May 18, 2008.

On September 4, 2008, the Company's subsidiary, GS CleanTech Corporation, entered into a series of convertible notes totaling $1,734,579. The notes shall bear interest at a rate 15% per annum and mature on December 31, 2010. Commencing on February 1, 2009, payments are due at a rate equal to the greater of the interest accrued on the unpaid principal or $100,000 times the principal amount divided by $3,000,000. Beginning July 1, 2009, payments are due based on an eighteen month amortization, with all principal and accrued interest paid on or before December 31, 2010. The notes are convertible into shares of GS CleanTech subsidiary preferred stock (par $0.001) at the closing by GS CleanTech of a planned Preferred Stock Financing at a 15% discount to the final terms of any such Preferred Stock Financing. If any portion of the note is prepaid in cash, GS CleanTech shall pay a 10% redemption premium at the time of redemption. If the Preferred Stock Financing does not close on or before January 1, 2009, the interest and redemption premium will increase to 20%. For the three months ending March 31, 2009, interest expense of $278,345 for these obligations was incurred. The balance of the loans was $1,734,579 as of March 31, 2009.

10        ASSET RETIREMENT OBLIGATION

Pursuant to SFAS 143, Accounting for Asset Retirement Obligations, the Company has recognized the fair value of the asset retirement obligation for the removal of its COES systems. The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value as of March 31, 2009, and the capitalized cost approximated $235,000. The Company has recognized $869 due to accretion from the acquisition dates. The Company has determined a range of abandonment dates between December 2018 and December 2019 and a total salvage value of $250,000 per system. The following represents the amount of the retirement obligation at the beginning and the three months ending March 31, 2009:

         Beginning balance at January 1, 2008                 $      60,099
         Liabilities incurred during the period                     187,038
         Liabilities settled during the period                           --
         Accretion of interest                                          623
                                                              -------------
         Ending balance at December 31, 2008                        247,760
         Liabilities incurred during the period                          --
         Liabilities settled during the period                           --
         Accretion of interest                                          246
                                                              -------------
         Ending balance at March 31, 2009                     $     248,006
                                                              =============

11        EMBEDDED DERIVATIVES

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

During the three months ended March 31, 2009 and 2008, the change in the fair value of the derivative resulted in a loss of $4,446,327 and non-cash gain of $319,829, respectively. Amortization of the debt discount totaled $352,054 and $742,313 for the three months ended March 31, 2009 and 2008. The derivatives were marked to fair market value as of the date of the restructure, January 11, 2008. The change in value was recorded as income and the fair value of the derivative was reclassified against additional paid in capital. As of March 31, 2009 and 2008, the fair value of the derivative liabilities was $8,316,098 and $3,869,771.

12       COMMITMENTS AND CONTINGENCIES

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

On December 11, 2008, GreenShift Corporation entered into a Membership Interest Purchase and Equity Capital Contribution Agreement (the "ECAA Agreement"). The parties to the agreement included GS COES (Adrian I), LLC, a newly formed GreenShift subsidiary, BIG, GS (NextDiesel I), LLC, a newly formed GreenShift subsidiary and CleanBioenergy Partners, LLC ("CleanBioenergy"), a newly formed joint venture company owned by a subsidiary of GE Energy Financial Services ("GE EFS"), a unit General Electric Company and a subsidiary of YA Global Investments, L.P. Under the terms of the ECCA Agreement, CleanBioenergy agreed to invest up to $38 million in GS NextDiesel to help deploy twelve corn oil extraction facilities and to double the capacity of GreenShift's 10 million gallon per year Adrian, Michigan-based NextDiesel biodiesel refinery to 20 million gallons per year. The ECCA Agreement was terminated in the first quarter of 2009. The NextDiesel biodiesel refinery is owned by Biofuel Industries Group, LLC ("BIG"), BIG's agreements with its senior creditor, Citizens Bank, require Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its prior financing agreements with CleanBioenergy. This financing failed to close as expected in March 2009 and Citizens Bank consequently withdrew its consent to the change of control of BIG.

The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG's loan agreements with Citizens Bank. While the Company is actively pursuing debt and equity capital to subsidize the expansion of the Adrian refinery, the Company does not intend to restructure the original acquisition transaction at this time. Instead, the Company intends to facilitate rescission of the original acquisition transaction and the divestiture of BIG during the quarter ended June 30, 2009 due to changed market circumstances. The Company may consider acquiring an equity stake in BIG in the future if it successfully raises sufficient capital to expand the Adrian refinery.

As of March 31,  2009,  the  Company was in default of its debt  agreement  with
Acutus Capital, LLC, and NextGen Acquisition, Inc, was in default of its agreements with Stillwater Asset Backed Fund, LP. As of March 31, 2009, the Company is in default of payments owed under the purchase agreement with Bollheimer Associates in the amount of $240,000, and is in discussions with the selling shareholder to restructure the terms of the relevant agreement. The
Company and its subsidiaries are party to numerous collections matters pertaining to outstanding accounts payable due to vendors.

Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. There is a $2,500 deductible per occurrence for environmental impairments. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

The Company is also involved in various collection matters for which vendors are seeking payment for services rendered and goods provided. These collection matters total $2,096,000.

13       GUARANTY AGREEMENT

Both Viridis Capital, LLC ("Viridis"), the majority shareholder of the Company, and its sole member, Kevin Kreisler, the Company's chairman, have guaranteed nearly all of the Company's senior debt (in the outstanding amount of about $48 million), and Viridis has pledged all of its assets, including its shares of Company Series D Preferred Stock, to YA Global Investments, LP ("YAGI"), to secure the repayment by the Company of its obligations to YAGI.

14       SEGMENT INFORMATION

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

The Company's operations during the fiscal quarter ended March 31, 2009 are classified into three reportable business segments: Biofuel Production & Sales, Culinary Oil Production & Sales, and Equipment & Technology Sales. Each of these segments is organized based upon the nature of products and services offered. The Company's remaining operations are aggregated and classified herein as Corporate.

Summarized financial information about each segment is provided below:
Three Months                                     Equipment &        Culinary Oil            Biofuel
Ended 3/31/09                   Corporate   Technology Sales  Production & Sales Production & Sales          Total
------------------------------------------------------------------------------------------------------------------
Total revenue              $          --  $          231,324  $               --  $         624,334  $     855,658
Cost of revenue                       --             648,961                  --            506,763      1,155,724
                           -------------  ------------------  ------------------  -----------------  -------------
   Gross profit                       --           (417,637)                  --            117,572      (300,066)
Operating expenses               235,652             205,149                  --          7,758,752      8,199,552
                           -------------  ------------------  ------------------  -----------------  -------------
Income (loss) from operations  (235,652)           (622,786)                  --        (7,641,180)    (8,499,618)
Other income (expense)       (4,983,166)           (750,278)                  --          (666,843)    (6,400,286)
                           -------------  ------------------  ------------------  -----------------  -------------
Income (loss) before taxes   (5,218,818)         (1,373,064)                  --        (8,308,023)   (14,899,905)
Minority interest                     --                  --                  --                 --             --
                           -------------  ------------------  ------------------  -----------------  -------------
Taxes                                 --                  --                  --                 --             --
                           -------------  ------------------  ------------------  -----------------  -------------
Net loss from
discontinued operations    $          --  $               --  $        (558,513)  $     (1,164,411)  $ (1,722,924)
                           -------------  ------------------  ------------------  -----------------  -------------
Net loss                   $ (5,218,818)  $      (1,373,064)  $        (558,513)  $     (9,472,434)  $(16,622,829)


3 Months                                         Equipment &        Culinary Oil            Biofuel
Ended 3/31/08                   Corporate   Technology Sales  Production & Sales Production & Sales          Total
------------------------------------------------------------------------------------------------------------------
Total revenue              $          --  $        2,564,428  $               --  $         331,371  $   2,895,799
Cost of revenue                   14,608           1,283,225                  --            222,267      1,520,100
                           -------------  ------------------  ------------------  -----------------  -------------
   Gross profit                 (14,608)           1,281,203                  --            109,104      1,375,699
Operating expenses               452,976             401,006                  --             89,465      1,468,448
                           -------------  ------------------  ------------------  -----------------  -------------
 Income(loss) from operations  (467,583)             880,197             --                 19,639         92,2427
Other income (expense)       (2,428,931)         (1,488,963)                  --          (248,719)    (4,166,613)
                           -------------  ------------------  ------------------  -----------------  -------------
   Loss before taxes         (2,896,514)           (608,766)                  --          (229,080)    (3,734,361)
Taxes                                 --               7,019                  --                 --          7,019
                           -------------  ------------------  ------------------  -----------------  -------------
Net loss from
   continuing operations   $          --  $               --  $         (53,028)  $              --  $    (53,028)
                           -------------  ------------------  ------------------  -----------------  -------------
Net loss attributable to
   common shareholders     $ (2,896,514)  $        (615,785)  $         (53,028)  $       (229,080)  $ (3,794,407)
                           =============  ==================  ==================  =================  =============

15       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental  disclosures of cash flow information for the three months ending March 31, 2009 and 2008:
                                                                                        2009                2008
                                                                                ------------      --------------
     Cash paid during the year for the following:
       Interest                                                                 $         --      $      272,751
       Income taxes                                                                       --              15,558
                                                                                ------------      --------------
         Total                                                                  $         --      $      288,309
                                                                                ============      ==============
     Acquisition of Bollheimer & Associates with debt                                     --             320,000
     Stock issued for compensation                                                        --             304,017
     Reduction of convertible debentures from disposal of
     investment in GS EnviroServices                                                      --           2,000,000
     Reduction of related party debt and accrued interest from forgiveness                --           2,000,000
     Stock issued for conversion of debt                                               686,000              --

16       RELATED PARTY TRANSACTIONS

During the year ended  December 31, 2008,  the Company  entered into amended and restated convertible debentures with MIF that total $1,319,783. This amount includes the $410,930 in notes payable that MIF purchased from Viridis, $757,853 in convertible debt that were purchased from Candent, and $500,000 in convertible debt that was purchased from Acutus Capital, as well as an additional $151,000 in new convertible debt that MIF purchased during December 2008. The total convertible debentures due to MIF were reduced by $432,932 during the year ended December 31, 2008, after MIF purchased the debenture payable to the Company from EcoSystem Corporation by reducing the amount of the convertible debt the Company owed to MIF. $500,000 of the convertible debt issued to MIF bears interest at a rate of 20% and the balance of the convertible debentures shall bear interest at 12% per year and mature on December 31, 2010. MIF is entitled to convert the accrued interest and principal of the MIF convertible debenture into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 per share or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. During the three months ended March 31, 2009, MIF funded an additional $609,100 and converted $439,100 on the amount due into Company common stock, and sold $315,000 of the principal amount due to MIF to RAKJ Holdings, Inc. ("RAKJ"). Interest expense of $42,001 for these obligations was accrued for the three months ended March 31, 2009. The amount due to MIF at March 31, 2009 was $1,241,951.

17       SUBSEQUENT EVENTS

CONVERTIBLE DEBENTURES

Since April 1, 2009, the Company issued a total of 100,600,927 common shares to YA Global Investments, LP upon its conversion of debt in the amount of $199,461; 89,568,649 common shares to Minority Interest Fund (II), LLC ("MIF") upon its conversion debt in the amount of $154,320; and, 99,434,402 common shares to RAKJ Holdings, Inc. upon its conversion of debt in the amount of $195,000. During April and May 2009, MIF purchased additional convertible debt in the amount of $353,000, bringing MIF's total investment in the Company during 2009 to $962,100 and the Company's total debt due to MIF to $1,594,951 as of May 18, 2009.

PATENT ISSUANCE

During the second quarter 2009, the Company received two notices of allowance from the U.S. Patent and Trademark Office for its proprietary corn oil extraction technologies. These notices of allowance provided notification to the Company that it is entitled to a patent for two of its several pending corn oil extraction patent applications.

INVENTORY LIQUIDATION

On April 27, 2009, Sustainable Systems, LLC entered into a settlement agreement with the states of Montana and North Dakota pertaining to outstanding payments due for purchase of oilseeds during 2008 that were contracted at rates far greater than current oilseed values. Sustainable had previously negotiated with two separate banks to receive working capital financing sufficient to service these obligations. Neither bank was able to close due to strain in the prevailing commodity and financial markets. Sustainable has accordingly idled its operations and voluntarily surrendered its commodity license to the state of Montana Department of Agriculture pending liquidation of Sustainable's inventories to satisfy the oilseed payables. Sustainable is permitted to reacquire its commodity license upon the completion of sufficient working capital and equity financing to operate. The liquidation of Sustainable's inventory is ongoing and is expected to be complete during the second quarter 2009. While the Company is actively pursuing financing and strategic partnerships to replenish the working capital resources of Sustainable, the Company intends to divest of the majority, and probably all, of its equity holdings in Sustainable during the second quarter 2009. The divestiture of Sustainable has not been completed as of the filing date of this report, however, the financial results of this subsidiary have been presented as discontinued operations as and for the quarter ended March 31, 2009 (see Note 6, Discontinued Operations).

RESCISSION OF ACQUISITION OF BIOFUEL INDUSTRIES GROUP, LLC

Effective May 15, 2008, the Company and Biofuel Industries Group, LLC (d/b/a NextDiesel(TM)) ("BIG") entered into an Exchange Agreement pursuant to which the Company exchanged 20,000,000 common shares and 20,000 preferred shares in return for 100% of the equity of BIG subject to the redemption by BIG of BIG's "Class A Membership Units" for a total of $9 million preferred equity interest with a 12% coupon commencing January 30, 2009 at a rate equal to 30% of BIG's net cash flows (after all operating costs and regular debt payments have been paid) (the "Class A Redemption"). The Company's ownership of BIG is subject to rescission in the event that: (a) the BIG Loans are not timely serviced and kept in good standing, (b) the Guaranty Payments, to the extent due, are not timely made, and
(c) if the Class A Redemption payments are not made to the extent that they are due. In addition, BIG's agreements with its senior creditor, Citizens Bank, require Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its prior financing agreements with CleanBioenergy Partners, LLC (see Note 12, Commitments and Contingencies). This financing failed to close as expected in March 2009 despite the Company's compliance with the relevant agreements, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG's loan agreements with Citizens Bank. While the Company is actively pursuing debt and equity capital to subsidize the expansion of the Adrian refinery, the Company does not intend to restructure the original acquisition transaction at this time. Instead, the Company intends to facilitate rescission of the original acquisition transaction and the divestiture of BIG during the quarter ended June 30, 2009 due to changed market circumstances. The Company may consider acquiring an equity stake in BIG in the future if it successfully raises sufficient capital to expand the Adrian refinery. The divestiture of BIG has not been completed as of the filing date of this report, however, the financial results of this subsidiary have been presented as discontinued operations as and for the quarter ended March 31, 2009 (see Note 6, Discontinued Operations). The Company wrote-off $7,281,993 in goodwill previously booked in connection with the acquisition of BIG. The Company's divestiture of BIG can be expected to result in the disposal of $13,054,855 and $23,554,858 in assets and liabilities, respectively.

EARLY ADOPTER LICENSE AGREEMENT

On May 15, 2009, GS CleanTech Corporation and EcoSystem Corporation entered into an Early Adopter License Agreement (the "EALA") involving use of GS CleanTech's Cellulosic Corn(TM) technology platform. The EALA calls for the payment of royalties to GS CleanTech equal to 10% of EcoSystem's pre-tax net income deriving from the use of GS CleanTech's feedstock conditioning technologies, lipid production, extraction and refining technologies, and carbon dioxide reformation technologies. The EALA additionally calls for EcoSystem to sell all fats and/or oils that it produces but does not directly refine into biofuel to GS CleanTech at 60% of the price of diesel fuel at the time of shipment. EcoSystem's is entitled to use Cellulosic Corn(TM) technology on a royalty-free basis in its first 100 million gallons per year of corn ethanol production facility (if successfully acquired). The EALA is non-exclusive but GS CleanTech granted EcoSystem most favored licensee status in the EALA. This status shall be subject to cancellation in the event that EcoSystem fails to commercialize the licensed technologies on the following schedule: bench testing shall be completed on or before May 15, 2010; pilot testing shall be completed on or before May 15, 2011; a commercial-scale pilot facility shall be built on or before May 15, 2012; and, commercial sales shall have been initiated on or before May 15, 2013. EcoSystem shall provide all of the capital resources needed to build bench, pilot and commercial scale facilities based on these technologies under the EALA. GS CleanTech is a wholly owned subsidiary of the Company. EcoSystem Corporation is majority owned by, Viridis Capital, LLC, which company is owned by the Company's chairman and chief executive officer.

GRANT APPLICATION

During May 2009, the Company was requested by the U.S. Department of Energy and the U.S. Department of Agriculture to submit additional information relative to the Company's previously-filed pre-application for grant funding under the "Biomass Research and Development Initiative" for the construction of a demonstration facility based on the Company's Cellulosic Corn(TM) feedstock conditioning technology. The Company's response to this request will be subject to additional review by the U.S. Department of Energy and the U.S. Department of Agriculture and there can be no assurance that the Company will be awarded any grant funds. If approved, the scope of the grant will be to test the Company's Cellulosic Corn(TM) feedstock conditioning technologies over a two year period at a targeted first generation corn ethanol facility. The Company's patented and patent-pending feedstock conditioning technologies are designed to cost-effectively disintegrate cellulose to enhance corn-derived ethanol and oil production yields, decrease raw material and fossil fuel utilization by the corn ethanol process, and to improve the nutritional value of distillers grain. If approved, the grant award would be for $1.2 million and will require an additional $1.2 million to be provided by project collaborators. The Company will collaborate with EcoSystem and Global Ethanol, LLC on the project.

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

We have  created a  business  model  based on  feedstock  ownership  and  margin protection that is unique among biofuel producers. There are no other technologies that have been developed, commercialized and integrated into the corn ethanol industry today that have produced anything approaching the yield improvement and energy savings demonstrated by our corn oil extraction technologies.

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

This extraction rate also translates to 680 million gallons per year of inedible feedstock that we can make for conversion into advanced biofuel with the U.S. corn ethanol fleet producing 10.5 billion gallons per year. We hold a 6% share of this market opportunity today; we are currently under contract to install more than 40 million gallons per year of shovel-ready corn oil extraction facilities at ethanol facilities throughout the U.S. Our primary goal is to obtain the new financing we will need to build and operate this extraction infrastructure.

We currently own four corn oil extraction facilities that are located in Oshkosh, Wisconsin, Medina, New York, Marion, Indiana, and Riga, Michigan. We have also installed one facility in Albion, Michigan under a modified version of our market offering where our client paid us to build the extraction facility. We have the long-term right to buy the oil extracted from the Albion facility but the client retains ownership of the extraction assets and is paid a higher price for the corn oil extracted than we pay to our other clients. These facilities collectively are designed to extract in excess of 7.3 million gallons per year, of which more than of 6.0 million gallons per year is currently installed. We are currently focused on securing the capital resources we need to operate our existing extraction facilities and to build our contracted backlog of corn oil extraction facilities.

As of March 31, 2009, we also owned a 10 million gallon per year biodiesel facility in Adrian, Michigan and an oilseed crush facility in Culbertson, Montana. These two facilities were idled during the first quarter 2009 due to a lack of working capital. The Company's speciality equipment manufacturing operations were also idled during the first quarter of 2009. The Company intends to scale this operation as needed to fulfill the Company's growth needs as it builds, installs and maintains its various corn oil extraction facilities.

Plan of Operations

Our plans for 2009 originally involved the financing and construction of a number of our corn oil extraction facilities, the construction or other internalization of biodiesel refining capability, and the completion of significant additional financing to build our contracted backlog of extraction facilities.

We closed on a portion of the financing we needed to build our initial extraction facilities in January 2008, we acquired a biodiesel refinery in May 2008, and we executed a term sheet in July 2008 and then definitive investment agreements in December 2008 for in excess of $38 million in project equity financing to execute on our backlog.

Unprecedented volatility in the global financial and commodity markets intervened before we were able to complete construction and initiate production with the amount of corn oil extraction facilities we needed to achieve break-even cash flow. The conditions in the financial markets during the third and fourth quarters of 2008 resulted in the loss of previously committed sources of liquidity during the second half of 2008. We believe that these market conditions were also responsible for the failure of our $38 million project equity financing to close during the first quarter 2009 as called for by the relevant December 2008 investment agreements. As a result of these events, we halted all construction activities and idled our biodiesel refining and oilseed crush operations. We significantly reduced overhead during the latter half of 2008, we cut headcount down to 20 as of May 20, 2009, and we shut down our equipment manufacturing operations.

We have arranged for sufficient but costly bridge financing to cover essential overhead needs and we expect to be able to continue to rely on similar financing for the foreseeable future pending the resurrection of our working capital resources and the completion of sufficient construction financing. Until this occurs, our plan to generate the cash resources we need to cover our overhead and other cash needs is to produce and sell corn oil from our installed base of extraction facilities.

We recently received two notices of allowance from the U.S. Patent and Trademark Office for our corn oil extraction technologies. These notices of allowance provided notification to the Company that it is entitled to a patent for two of its several pending corn oil extraction patent applications. We believe that the issuance of our extraction patents, the strategic value of feedstock ownership, and other markert circumstances have favorably shifted our market positioning and made available an increased array of options to fully capitalize the construction of extraction facilities at our targeted market penetration at accelerated rates, and to restructure our balance sheet. We are currently evaluating a number of opportunities in this regard.

Our revised plans for 2009 involve the following activities:

>>   Divest our existing biodiesel refining and oilseed crush operations;

>> Complete rationalization of our overhead to the needs of our core competence (clean technology development) and the source of the cash flows we need to acheive break-even (our existing corn oil extraction facilities);

>> Complete the financing necessary to build out the extraction facilities included in our contracted backlog and then as many additional extraction facilities as possible as quickly as possible;

>>   Reduce the substantial majority of our convertible and other debt; and,

>> Focus exclusively on servicing the growth needs of our extraction technologies while facilitating the development of other clean technologies in our portfolio by issuing an early adopter license for use of our Cellulosic Corn(TM) technologies (not including extraction) to a qualified corn ethanol producer to finance and administer early stage development activities (see Note 17, Subsequent Events, to the Company's Condensed Consolidated Financial Statements).

Results of Operations

The following table sets forth, for the periods presented, revenues, expenses and net income in our condensed consolidated statement of operations, as well as other key financial and operating data:
                                                                   Three Months Ended
                                                                  3/31/09         3/31/08
                                                             ----------------------------
Summary Statement of Operations:
Revenue ..................................................   $    855,658    $  2,895,799
Cost of revenues .........................................      1,155,724       1,520,100
                                                             ------------    ------------
  Gross profit ...........................................       (300,066)      1,375,699

Selling, general and administrative expenses .............      8,199,552         943,447
                                                             ------------    ------------
   Income (loss) from operations .........................     (8,499,618)        432,252

Other income (expense), net ..............................     (6,400,286)     (4,166,613)
                                                             ------------    ------------
   Lossbefore minority interest and taxes ................    (15,458,418)      (3734,361)

Minority interest in net loss of consolidated subsidiaries           --            (7,019)
(Provision for) benefit from income taxes ................           --              --
Income (loss) from discontinued operations ...............     (1,164,411)        (53,028)
Preferred dividends ......................................           --              --
                                                             ------------    ------------
   Net loss ..............................................   $(16,622,829)   $ (3,794,409)
                                                             ============    ============

Other financial data:
Net cash flows (used in) provided by operating activities          76,745          90,914
Net cash flows (used in) provided by investing activities        (626,854)     (2,112,735)
Net cash flow (used in) provided by financing activities .        548,685       1,120,521
                                                             ------------    ------------

   Net (decrease) increase in cash and cash equivalents ..         (1,423)       (901,299)

Operating data:
Corn oil extracted (gallons) .............................        461,211         151,270
Average gross price of corn oil sold per gallon ($) ......   $       1.15    $       1.47



Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues

Total revenues for the three months ended March 31, 2009 were $855,658 representing a decrease of 2,040,141, or 70.5%, over the three months ended March 31, 2008 revenues of $2,895,799. Revenue for the three months ended March 31, 2009 included:

     >>   $624,334 in biofuel sales and,

     >>   $231,324 in equipment and technology sales.

In the comparable period of last year, our revenues were comprised of $331,371 from the sales of biofuels and $2,564,428 from sales of equipment and technology.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2009 were  $1,155,724,  or
135.1 % of revenue compared to $1,520,100, or 52.5% of revenue for the same period in 2008.

During the three months ended March 31, 2009, the Company's biofuel production costs of revenue were $506,763 as compared to $222,267 for the same period in 2008, and were attributable to costs associated with feedstock and other raw material purchases, transportation and maintenance. Cost of revenue for our equipment and technology sales business were $648,961 for the three months ended March 31, 2009 as compared to $1,283,225 for the same period in 2008.

Revenues in 2009 decreased due to the fact that the Company's biodiesel refinery, oilseed crush facility and equipment manufacturing operations were shut down due to the unavailability of the working capital resources these operations require.

Included within cost of revenue is depreciation and amortization expense of $297,969 and $100,103 for the three months ended March 31, 2009, and 2008, respectively. Depreciation and amortization expense increased by $197,866 over the same period in 2008.

Gross Profit

Gross profit for three months ended March 31, 2009 was $(300,066), representing a gross margin of (35.1)%. This compared to $1,375,699, representing a gross margin of 47.5%. in the comparable period of the prior year.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 were $8,199,552compared to $1468,448 for the same period in 2008. Included in the three months ended March 31, 2009 was $0 in stock-based compensation as compared to $304,017 for the three months ended March 31, 2008. The decrease in operating expenses was primarily due to the Company's changed business operations during 2009 as compared to 2008.

Interest Expense

Interest expense for the three months ended March 31, 2009 was $1,513,217 representing an increase of $298,480 from $1,214,737 for the same period in 2008. This increase was mostly due to the debt service of the debt financing associated with the construction of the Company's various extraction facilities.

Expenses Associated with Derivative Instruments

Loss from the change in the fair market value of derivative liabilities was $4,446,327 for the three months ended March 31, 2009 compared with a gain of $319,829 for the three months ended March 31, 2008. Amortization of deferred financing costs and debt discounts was $447,644 and $1,114,096, respectively.

Net Income or Loss

Net loss from continuing operations for the three months ended March 31, 2009, was $14,899,904 as compared to a loss of $3,741,381 from the same period in 2008. Loss for discontinued operations was $1,722,924 for the three months ended March 31, 2009 as compared to $53,028for the three months ended March 31, 2008. Net loss for the three months ended March 31, 2009, was $16,892,829 as compared to a loss of $3,794,409 from the same period in 2008.

The Company's net loss during the three months ended March 31, 2009 was $16,892,829, which is increased from the $3,794,409 loss recorded in the same period of 2008. The primary reasons for the magnitude of this net loss were expenses attributable to the transition from technology development to mature market execution, and expenses attributable to past financing and restructuring activities as well as charges relating to the impairment of intangibles and goodwill. The loss also included the following non-cash items: impairment charges relating to the Biofuels Industries, LLC subsidiary of about $7,200,000; amortization of debt discount and deferred financing fees of about $447,000; loss on change in fair market value of derivatives of $4,400,000; depreciation expenses of about $300,000; and, accrued interest of about $1,500,000.

DERIVATIVE LIABILITIES

As of March 31, 2009, the Company and its subsidiaries had several convertible debentures due. The conversion feature on these debentures was variable based on trailing market prices and therefore contained an embedded derivative. We valued the conversion feature at the time of issuance using the Black-Scholes Model and recorded a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The derivative liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, as well as the stock of our subsidiaries, the change in the derivative liability and the resulting gain or loss is usually material to our results.

The principal amount on our convertible debentures was $34,580,800 as of March 31, 2009 and the unamortized note discount was $467,615. For the three months ended March 31, 2009, we recognized interest expense for accretion of the debt discount of $352,054 and a loss for the change in fair value of the derivative of $4,446,327 for these debentures. The total derivative liability as of March 31, 2009 was $8,316,098.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Balances

As of March 31, 2009, we had a cash balance of $8,281, down from a balance of $9,704 at March 31, 2008. This net cash is summarized below and discussed in more detail in the subsequent sub-sections:

     >>   Operating  Activities

          $999,359 of net cash provided by operating activities primarily deriving from sales of equipment and technology and from biofuel sales.

     >>   Investing Activities

          $627,626 of net cash used in investing activities mainly for the construction of our corn oil extraction facilities.

>>       Financing Activities

          $376,475 of net cash provided by financing activities.

Current and Prior Year Activity

Our primary source of liquidity is cash generated from operations and proceeds from issuance of debt and common stock. For the three months ended March 31, 2009, net cash provided by our operating activities was $999,359 as compared to the net cash used by our operating activities of $1,347,181 for the three months ended March 31, 2008.

Our financial position and liquidity are, and will be, influenced by a variety of factors, including our ability to generate cash flows from operations; the level of our outstanding indebtedness and the interest we are obligated to pay on this indebtedness; and, our capital expenditure requirements, which consist primarily of facility construction and the purchase of equipment.

The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At March 31, 2009, accounts receivable, net of allowance for doubtful accounts, totaled $201,314 and inventories totaled $616,056. Accounts payable and accrued expenses totaled $15,037,150.

For the three months ended March 31, 2009, we used $627,626 in investing activities as compared to $3,987,337 used in investing activities for the three months ended March 31, 2008, and financing activities provided $376,475 in cash as compared to $5,260,252 in cash used by financing activities during March 31, 2008.

The Company had a working capital deficit of $83,678,726 at March 31, 2009, which includes convertible debentures of $24,521,796, accrued interest payable of $8,293,259 related party convertible debentures of $1,367,148, derivative liabilities of $8,316,098, $20,000 in related party debt, $3,979,437 in purchase obligations, and $4,821,738 in amounts due to the prior owners of our oilseed crush facility. The Company's working capital deficit net of these amounts is $32,359,250.

Despite their classification as current liabilities, current convertible debentures and accrued interest ($32,589,314) are not serviceable out of the Company's cash flows (the terms of the convertible debt require repayment in shares of either GreenShift Corporation or GS AgriFuels Corporation common stock).

The derivative liabilities ($8,316,098) are a non-cash accounting entry to account for the effect of derivative securities embedded in the Company's convertible debentures.

The purchase obligations ($3,979,437), to the extent due, are tied to the earnings of the Company's equipment sales business and can only be serviced after the Company's senior secured debt has been serviced.

The amounts due to the prior owners of our oilseed crush facility ($4,821,738) pursuant to acquisition agreements that are now in default due to the failure by the selling shareholders to disclose that Sustainable did not hold title to its now-owned Culbertson, Montana oilseed crushing facility at the time of the acquisition by GS AgriFuels.

Management intends to raise capital from debt and equity transactions to fund operations, to increase revenue and to cut expenses to reduce the loss from operations. There can be no assurances that the Company will be able to eliminate both its working capital deficit and its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

Cash Flows Provided By Financing Activities

We require significant new equity and debt financing to accelerate the completion of our contracted corn oil extraction projects. We hope to complete additional financing for this purpose during 2009. We are also evaluating various opportunities to restructure our convertible debt. We do not know at this time if the necessary funds can be obtained or on what terms they may be available.

Cash Flows Used In Investment Activities

We intend to use our available sources of cash from operations and financing for 2009 to execute on our plan to build as many corn oil extraction facilities as possible, as quickly as possible.

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

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 1A  RISK FACTORS

There was no material change to the risk factors recited in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time during the three months ended March 31, 2009 the Company issued a total of 13,780,051 shares to YA Global Investments, LP upon its partial conversion of a convertible debenture in the aggregate amount of $127,600. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to an entity whose principals had access to detailed information about the Company and were acquiring the shares for the entity's own account. There were no underwriters.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5   OTHER INFORMATION

None.

ITEM 6   EXHIBITS

The following are exhibits filed as part of GreenShift's Form 10Q/A for the quarter ended March 31, 2009:

INDEX TO EXHIBITS

Exhibit

Number                     Description
--------------------------------------

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


Date:         May 20, 2009