Form 10-Q
period 2009-06-30
GREENSHIFT CORP
filed 2009-08-24
CIK 1269127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
                            -------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No.
         ---  ---

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes X No.
                                                               ---   ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer           Accelerated filer
                        ---                                  ---
Non-accelerated filer             Smaller reporting company   X
                        ---                                  ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X

The number of outstanding shares of common stock as of August 20, 2009 was 500,000,000.


                             GREENSHIFT CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2009

                                TABLE OF CONTENTS



                                                                                                         Page No
Part I - Financial Information
Item 1    Financial Statements (unaudited) ..................................................................4

          Condensed Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008(unaudited)..........5

          Condensed Consolidated Statements of Operations for the Three and Six Month Periods
          Ended June 30, 2009(unaudited) and 2008 (unaudited)................................................6

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 2009 (unaudited) and 2008 (unaudited).....................................................7

          Statement of Stockholders' Equity - Year Ended December 31, 2008 and Six
          Months Ended June 30, 2009.........................................................................8

          Notes to Condensed Consolidated Financial Statements..............................................10

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations ............21

Item 3    Quantitative and Qualitative Disclosures about Market Risk........................................27

Item 4    Controls and Procedures ..........................................................................27

Part II - Other Information

Item 1    Legal Proceedings ................................................................................28
...
Item 1A   Risk Factors .....................................................................................28

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds ......................................28

Item 3    Defaults upon Senior Securities ..................................................................28

Item 4    Submission of Matters to a Vote of Security Holders...............................................28

Item 5    Other Information ................................................................................28

Item 6    Exhibits..........................................................................................29


Signatures..................................................................................................29




Basis of Presentation

In  this   Quarterly   Report  on  Form  10-Q,  the  terms  "we,"  "our,"  "us,"
"GreenShift,"  or  the  "Company"  refer  to  GreenShift  Corporation,  and  its subsidiaries on a consolidated  basis. The term "GreenShift  Corporation" refers to GreenShift Corporation on a standalone basis only, and not its subsidiaries.

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




                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS (UNAUDITED)




































                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
        AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (RESTATED)
                                                                                        6/30/2009       12/31/2008
                                                                                    ------------------------------
ASSETS
Current assets:
   Cash .........................................................................   $        --      $      10,028
   Accounts receivable, net of allowance of doubtful accounts of $0 and $46,962 .         136,372          733,768
   Inventories ..................................................................         616,056          616,056
   Cost and earnings in excess of billings ......................................         213,902          175,592
   Project development costs ....................................................         379,355          379,355
   Assets to be disposed, current ...............................................            --          1,006,343
   Prepaid expenses and other assets ............................................         119,996          111,125
                                                                                    -------------    -------------
     Total current assets .......................................................       1,465,682        3,032,267
                                                                                    -------------    -------------
Other Assets:
   Property and equipment, net ..................................................      10,900,870       11,125,547
   Deposits .....................................................................         213,634          213,634
   Construction in progress .....................................................       4,986,892        4,541,554
   Accrued interest receivable ..................................................           1,775             --
   Note receivable ..............................................................         500,000             --
   Intangible assets, net .......................................................          33,845           42,959
   Deferred financing costs, net ................................................         195,593          390,464
   Minority investments .........................................................       2,501,324        2,501,324
   Goodwill .....................................................................            --          7,281,993
   Assets to be disposed, net of current ........................................            --         12,995,691
                                                                                    -------------    -------------
     Total other assets .........................................................      19,333,933       39,093,166
                                                                                    -------------    -------------
TOTAL ASSETS ....................................................................   $  20,799,615    $  42,125,433
                                                                                    =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
   Line of credit ...............................................................   $  11,094,543    $  11,044,838
   Accounts payable and accrued expenses ........................................      14,614,596       14,551,651
   Accrued interest payable .....................................................       6,901,278        6,603,228
   Accrued interest payable - related party .....................................         272,261          179,711
   Billings in excess of earnings ...............................................            --             13,576
   Income tax payable ...........................................................          45,000           45,000
   Current portion of long term debt ............................................       8,383,663        8,785,668
   Liability for derivative instruments .........................................            --               --
   Convertible debenture - related party debt, net of discount ..................       2,175,047        1,900,333
   Current portion of convertible debentures, net of discount ...................      19,477,319       11,792,387
   Other current liabilities ....................................................         521,066          604,587
   Liabilities of discontinued operations, current ..............................         363,228          363,228
   Minority interest in consolidated subsidiaries ...............................         942,001          942,001
   Liabilities to be disposed ...................................................            --          3,526,617
                                                                                    -------------    -------------
     Total current liabilities ..................................................      64,790,003       60,352,825
                                                                                    -------------    -------------
Long term liabilities:
   Long term debt, net of current ...............................................         373,250          964,028
   Asset retirement obligation ..................................................         247,975          247,462
   Liabilities of discontinued operations, ......................................            --         19,328,096
   Convertible debentures, net of current .......................................       8,423,818       21,188,196
                                                                                    -------------    -------------
     Total long term liabilities ................................................       9,045,043       41,727,782
Total liabilities ...............................................................      73,835,046      102,080,607
                                                                                    -------------    -------------
Stockholders' equity (deficit)
   Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
     Series B: 2,498,123 and 2,519,219shares issued and outstanding, respectively           2,498            2,519
     Series D: 799,954 and 800,000 shares issued and outstanding, respectively                800              800
     Series E: 0 and 20,000 shares issued and outstanding, respectively .........            --                 20

   Common stock, $0.001 par value, 500,000,000 authorized;
     496,568,541 and 95,144,983, shares issued and outstanding, respectively ....         496,569           95,144
   Additional paid-in capital ...................................................      91,800,779       80,990,940
   Accumulated deficit ..........................................................    (145,336,078)    (141,044,596)
                                                                                    -------------    -------------
     Total stockholders' equity (deficit) .......................................     (53,035,432)     (59,955,173)
                                                                                    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ............................   $  20,799,615    $  42,125,433
                                                                                    =============    =============

          The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)
                                                            Three Months Ended June 30          Six Months Ended June 30
                                                            --------------------------      ----------------------------
                                                                  2009           2008             2009              2008
                                                           ------------    -----------    ------------      ------------
                                                                             (Restated)                       (Restated)
Revenue .............................................   $   1,167,457    $   5,961,775    $   2,023,115    $   8,857,574
Cost of revenues ....................................         838,664        2,525,799        1,994,388        4,045,899
                                                        -------------    -------------    -------------    -------------
  Gross profit ......................................         328,793        3,435,976           28,727        4,811,675
                                                        -------------    -------------    -------------    -------------
Operating expenses:
   General and administrative expenses ..............       1,133,422        1,427,946        2,038,742        2,022,717
   Selling expenses .................................           8,816             (383)          21,056           43,676
   Research and development .........................            --             31,606             --             32,207
   Bad debt expense .................................       4,212,855             --          4,212,855             --
   Amortization of intangibles ......................            --            525,000             --          1,050,000
   Impairment of goodwill ...........................            --               --          7,281,993             --
   Stock based compensation .........................            --             32,816             --            336,833
                                                        -------------    -------------    -------------    -------------
     Total operating expenses .......................       5,355,093        2,016,985       13,554,646        3,485,433
                                                        -------------    -------------    -------------    -------------
Income (loss) from operations .......................      (5,026,300)       1,418,991      (13,525,919)       1,326,242
                                                        -------------    -------------    -------------    -------------
Other income (expense):
   Change in fair value of derivative instruments ...            --               --               --               --
   Interest income ..................................           1,775             --              1,775             --
   Loss on disposal and impairment of investments ...            --         (1,077,135)            --         (2,739,735)
   Amortization of debt discount & deferred financing        (281,178)        (538,281)        (376,768)        (910,064)
   Other income (expense) ...........................          55,415           15,545           62,317           45,535
   Conversion liabilities ...........................        (625,856)         (43,937)        (691,862)        (117,554)
   Conversion liabilities- affiliate ................        (121,160)            --           (121,160)            --
   Interest expense - affiliate .....................         (44,784)         (28,079)         (86,785)         (55,676)
   Interest expense .................................      (1,498,924)      (1,533,024)      (2,970,139)      (2,720,164)
                                                        -------------    -------------    -------------    -------------
     Total other income (expense), net ..............      (2,514,711)      (3,204,911)      (4,182,622)      (6,497,658)
                                                        -------------    -------------    -------------    -------------
Loss before minority interest and income taxes ......      (7,541,011)      (1,785,920)     (17,708,541)      (5,171,416)

Minority interest in net loss of
   consolidated subsidiaries ........................            --              6,419             --              6,419
                                                        -------------    -------------    -------------    -------------
Loss before provision for income taxes ..............      (7,541,011)      (1,779,501)     (17,708,541)      (5,164,997)

(Provision for)/benefit from income taxes ...........         402,347            7,019          402,347             --
                                                        -------------    -------------    -------------    -------------
Loss from continuing operations .....................      (7,138,664)      (1,772,482)     (17,306,194)      (5,164,997)
                                                        -------------    -------------    -------------    -------------
Discontinued Operations:
Gain from disposal of discontinued operations .......      14,452,069          (28,079)      14,452,069             --
Loss from discontinued operations ...................         (98,000)        (507,044)      (1,167,356)        (560,072)
                                                        -------------    -------------    -------------    -------------
   Total income (loss)from discontinued operations...      14,354,069         (507,044)      13,284,713         (560,072)
                                                        -------------    -------------    -------------    -------------
Net income (loss) ...................................   $   7,215,405    $  (2,279,526)   $  (4,021,481)   $  (5,725,069)
                                                        =============    =============    =============    =============
Mandatorily Redeemable Preferred Equity .............            --               --           (270,000)            --
                                                        -------------    -------------    -------------    -------------
Net income (loss) attributable to common shareholders   $   7,215,405    $  (2,279,526)   $  (4,291,481)   $ (5,725,069)
                                                        =============    =============    =============    =============
Weighted average common shares outstanding
Basic and diluted ...................................     406,790,648       35,151,574       72,179,740       37,482,710

Earnings (loss) per share

Loss from continuing operations .....................   $       (0.03)   $       (0.05)   $       (0.21)   $       (0.14)
Income (loss) from discontinued operations ..........            0.18            (0.01)            0.16            (0.01)
                                                         -------------    -------------    -------------    -------------
Net loss per share - basic and diluted ..............   $        0.09    $       (0.06)   $       (0.05)   $       (0.15)
                                                        =============    =============    =============    =============
Weighted average common shares outstanding
Basic and diluted ...................................     406,790,648      35,151,574       272,179,740       37,482,710

Earnings (loss) per share

Loss from continuing operations .....................   $       (0.02)   $      (0.05)    $       (0.06)   $       (0.14)
Income (loss) from discontinued operations ..........            0.04           (0.01)             0.05            (0.01)
                                                        -------------    -------------    -------------    -------------
Net loss per share - basic and diluted ..............   $        0.02    $      (0.06)    $       (0.02)   $       (0.15)
                                                        =============    =============    =============    =============

          The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)
                                                                      Six months      Six months
                                                                   Ended 6/30/09   Ended 6/30/08
                                                                                      (Restated)
                                                                   ----------------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss......................................................   $ (4,021,391)   $ (5,725,072)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
   Depreciation and amortization ...............................        586,205         334,690
   Amortization of intangibles .................................          9,114       1,031,748
   Amortization of debt discount and deferred financing costs ..        698,928         547,536
   Gain on disposal of subsidiary ..............................    (14,452,069)           --
   Change in net assets to be disposed of ......................      5,599,302            --
   Interest from conversion liability...........................        756,631         117,554
   Stock based compensation ....................................           --           336,833
   Accretion of asset retirement obligation ....................            790          58,050
   Loss on disposal of investments .............................           --         2,739,735
   Loss on impairment of goodwill ..............................      7,281,993            --
   Bad debt expense.............................................      4,360,600             772
   Change in minority interest .................................           --           (22,561)
Change in assets and liabilities, net of acquisitions
   Accounts receivable .........................................     (3,763,204)       (119,261)
   Restricted cash .............................................            316        (275,547)
   Prepaid expenses ............................................        106,748         867,281
   Deposits ....................................................        (83,521)       (214,640)
   Inventory ...................................................           --           511,736
   Costs in excess of earnings .................................        (38,303)       (902,173)
   Deferred financing fees .....................................           --           (99,830)
   Accrued interest ............................................      2,907,873       2,013,473
   Accrued interest - related party ............................         92,551         114,238
   Billings in excess of cost ..................................        (13,576)       (934,096)
   Accounts payable and accrued expenses .......................       (326,669)      1,679,511
   Deferred income taxes .......................................           --           (59,630)
   Deferred revenue ............................................           --        (1,082,500)
                                                                   ------------    ------------
     Net cash provided by (used in) operating activities .......       (297,682)        917,797
                                                                   ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES
   Cash paid for acquisition ...................................           --           (80,000)
   Cash acquired from acquisition ..............................           --              --
   Construction in progress ....................................       (445,338)      (4,039,557)
   Divestiture of subsidiary....................................           --           (317,500)
   Investment in unconsolidated subsidiaries ...................           --               --
   Project development costs ...................................           --           (54,925)
   Additions to and acquisition of property, plant and equipment       (405,740)     (3,040,651)
                                                                   ------------    ------------
     Net cash (used in) investing activities ...................       (851,078)     (7,532,432)
                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of line of credit .................................           --              --
   Proceeds from loan receivable - related party ...............       (115,618)           --
   Proceeds from long term debt ................................         39,000            --
   Proceeds from convertible debentures ........................           --           500,000
   Repayment of convertible debentures - related party .........      1,180,579            --
   Repayment of short term borrowings - affiliate ..............           --        (1,461,916)
   Proceeds from line of credit ................................         49,705      10,030,000
      Cash paid to minority shareholders .......................           --          (820,827)
   Repayment of long term debt .................................        (14,610)     (1,593,816)
                                                                   ------------    ------------
     Net cash provided by financing activities .................      1,139,056       6,653,441
                                                                   ------------    ------------
   Net increase (decrease) in cash .............................   $     (9,704)   $    (38,604)
   Cash at beginning of period .................................          9,704         140,214
                                                                   ------------    ------------
   Cash at end of period .......................................   $       --      $    178,823
                                                                   ============    ============

        The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEAR ENDED DECEMBER 31, 2008 AND SIX MONTHS ENDED JUNE 30, 2009
                                                              Series C        Series D         Series E
                             Series A          Series B        Preferred       Preferred         Preferred
                          Preferred Stock  Preferred Stock       Stock           Stock             Stock
                          Shares  Amount   Shares  Amount  Shares  Amount  Shares  Amount    Shares   Amount
                        --------- ------ --------- ------- ------- ------- ------- ------- --------- --------
Balance at 12/31/07     1,254,244 $ 1,254 151,250   $ 151      --      --  800,000  $ 800        --       --
                        ========= ====== ========= ======= ======= ======= ======= ======= ========= ========
Adjustment of                 --     --        --      --      --      --      --      --        --       --
conversion of
subsidiary minority
interest
Write-off of
derivative due to
debt restructure              --     --        --      --      --      --      --      --        --       --
Shares issued for
conversion of                 --     --        --      --      --      --      --      --        --       --
debentures
Adjustment for
transfer of entity            --     --        --      --      --      --      --      --        --       --
under common control
Stock based                   --     --        --      --      --      --      --      --        --       --
compensation
Cancellation of debt          --     --        --      --      --      --      --      --        --       --
- related party
Conversion of          (1,254,244)(1,254)      --      --      --      --      --      --        --       --
minority interest
Repurchase of                 --     --        --      --      --      --      --      --        --       --
subsidiary stock
Cancellation of debt          --     --        --      --      --      --      --      --        --       --
- related party
Conversion of Series
B Preferred Stock to          --     --  (151,250)  (151)      --      --      --      --        --       --
Common
Issuance of Series B
Preferred Stock to            --     --  3,025,333  3,025      --      --      --      --        --       --
create Employee Pool
Partial Conversion of         --     --  (506,114)  (506)      --      --      --      --        --       --
Series B to Common
Conversion of debt            --     --        --      --      --      --      --      --        --       --
Common stock issued           --     --        --      --      --      --      --      --        --       --
for financing fees
Acquisition of                --     --        --      --      --      --      --      --    20,000       20
subsidiary
Priority return on
subsidiary                    --     --        --      --      --      --      --      --        --       --
Capital
Net loss                      --     --        --      --      --      --      --      --        --       --
                        --------- ------ --------- ------- ------- ------- ------- ------- --------- --------
Balance at 12/31/08           --     --  2,519,219 $  2,519    --      --  800,000   $ 800    20,000    $ 20
(restated)
                        ========= ====== ========= ======= ======= ======= ======= ======= ========= ========

Conversion of Series          --     --  (21,096)    (21)      --      --      --      --        --       --
B Preferred Stock to
Common
Shares issued for
conversion of                 --     --        --      --      --      --      --      --        --       --
debentures
Conversion of Series
D Preferred Stock to          --     --        --      --      --      --    (46)      --        --       --
Common
Cancellation of shares        --     --        --      --      --      --      --      --  (20,000)     (20)
Net loss                      --     --        --      --      --      --      --      --        --       --
                        --------- ------ --------- ------- ------- ------- ------- ------- --------- --------
Balance at 6/30/09            --     --  2,498,123 $ 2,498     --      --  799,954  $ 800        --     $ --
                        ========= ====== ========= ======= ======= ======= ======= ======= ========= ========


          The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEAR ENDED DECEMBER 31, 2008 AND SIX MONTHS ENDED JUNE 30, 2009
                                                           Additional
                                                              Paid-in     Accumulated
                                  Common Stock                Capital          Deficit    Total Equity
                          ---------------------------   -------------    -------------   -------------
                               Shares          Amount          Amount          Amount          Amount
                          -----------      ----------   -------------    ------------     -----------
Balance at 12/31/07 ..     30,693,083    $     30,693    $ 63,502,789    $(93,463,990    $(29,928,303)
                         ============    ============    ============    ============    ============
Adjustment of ........           --              --           183,373            --           183,373
conversion of
subsidiary minority
interest
Write-off of
derivative due to
debt restructure .....           --              --         6,784,743            --         6,784,743
Shares issued for
conversion of ........     11,000,597          11,000         543,657            --           554,657
debentures
Adjustment for
transfer of entity ...           --              --           (27,800)           --           (27,800)
under common control
Stock based ..........        850,000             850          50,550            --            51,400
compensation
Cancellation of debt .           --              --         2,952,968            --         2,952,968
- related party
Conversion of ........         25,084              25           1,229            --              --
minority interest
Repurchase of ........           --              --        (1,950,000)           --        (1,950,000)
subsidiary stock
Cancellation of debt .           --              --           293,085            --           293,085
- related party
Conversion of Series
B Preferred Stock to .      6,797,634           6,798          (6,647)           --              --
Common
Issuance of Series B
Preferred Stock to ...           --              --         7,215,308            --         7,218,333
create Employee Pool
Partial Conversion of      12,652,825          12,653         (12,147)           --              --
Series B to Common
Conversion of debt ...      6,875,000           6,875       1,093,125            --         1,100,000
Common stock issued ..      6,250,000           6,250       1,084,511            --         1,090,761
for financing fees
Acquisition of .......     20,000,760          20,000       2,065,680            --         2,085,700
subsidiary
Priority return on
subsidiary ...........           --              --              --          (675,001)       (675,001)
capital
Restatement - sale ...           --              --        (2,783,484)      3,539,639         765,155
of subsidiary
                         ------------    ------------    ------------    ------------    ------------
Net loss .............           --              --              --       (50,445,244)    (50,445,244)
                         ------------    ------------    ------------    ------------    ------------
Balance at 12/31/08 ..     95,144,983    $     95,144    $ 80,990,940    $(141,044,595)  $(59,955,171)
(restated)
                         ============    ============    ============    ============    ============
                              527,400             527            (506)           --              --
Conversion of Series
B Preferred Stock to
Common

Mandatorily
reddemable preferred .           --              --              --          (270,000)       (270,000)

Shares issued for ....    418,118,139         418,118         889,525            --         1,307,643
conversion of
debentures

  Restatement - sale .           --              --         9,381,191            --         9,381,191
    of subsidiary

Conversion of Series D.       278,781             278            (278)           --              --
Preferred Stock to Common

Stock issued for repayment
Of accounts payable         2,500,000           2,500          12,000            --            14,500
BIG                               --             --         2,085,720            --         2,085,720

Change in conversion
feature due to conversion
liabilities                       --             --           507,890            --           507,890

Cancellation of shares    (20,000,760)        (20,000)     (2,065,700)           --        (2,085,700)
                         ------------    ------------    ------------    ------------    ------------
Net loss .............           --              --              --        (4,021,481)     (4,021,481)
                         ------------    ------------    ------------    ------------    ------------
Balance at 6/30/09 ...    496,568,543    $    496,569    $ 91,800,799    $(145,336,07    $(53,035,432)
                         ============    ============    ============    ============    ============

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

DIVESTITURES

Biofuel Industries Group, LLC

Effective May 15, 2008, the Company and Biofuel Industries Group, LLC (d/b/a NextDiesel(TM)) ("BIG") entered into an Exchange Agreement pursuant to which the Company exchanged 20,000,000 common shares and 20,000 preferred shares in return for 100% of the equity of BIG subject to the redemption by BIG of BIG's "Class A Membership Units" for a total of $9 million preferred equity interest with a 12% coupon commencing January 30, 2009 at a rate equal to 30% of BIG's net cash flows (after all operating costs and regular debt payments have been paid) (the "Class A Redemption"). The Company's ownership of BIG was subject to rescission in the event that: (a) BIG's loans were not timely serviced and kept in good standing, (b) certain guaranty payments, to the extent due, were not timely made, and (c) if the Class A Redemption payments were not made to the extent that they are due. BIG's agreements with its senior creditor, Citizens Bank, require Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its previously-pending financing agreements with CleanBioenergy Partners, LLC (see Note 12, Commitments and Contingencies). This financing failed to close as expected in March 2009 despite the Company's compliance with the relevant agreements with CleanBioenergy Partners, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG's loan agreements with Citizens Bank. The Company elected not to restructure the original acquisition transaction and instead facilitated rescission of the original acquisition transaction and the divestiture of BIG during the second quarter of 2009. The financial results of BIG were presented as discontinued operations as and for the quarter ended March 31, 2009 (see Note 6, Discontinued Operations), and are not included in the Company's results of continuing operations for the quarter ended June 30, 2009.

Sustainable Systems, Inc.

Effective June 30, 2009, GS AgriFuels Corporation and Carbonics Capital Corporation entered into a Stock Purchase Agreement pursuant to which Carbonics acquired 100% of the stock of Sustainable Systems, Inc. ("Culbertson") from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels' indebtedness to YA Global Investments, L.P. ("YAGI"), plus any and all obligations of GS AgriFuels that may be in effect in relation to the acquisition by sellers of Culbertson (the "Purchase Obligations"). In connection with this Agreement, Carbonics issued an amended and restated convertible debenture to YAGI for $4,000,000 due on December 31, 2011. The Purchase Obligations pertain to the
2007 acquisition by GS AgriFuels of Culbertson and include $3,804,287 in convertible debentures and $1,017,451 in notes payable to the prior owners of Culbertson. The terms of the relevant acquisition agreements with said prior owners are in default due to the failure by the prior owners to disclose that Culbertson did not hold title to its now-owned Culbertson, Montana oilseed crushing facility at the time of the acquisition by GS AgriFuels. The terms of the relevant acquisition agreements with the prior owners are in default and are currently the subject of a litigation initiated by GS AgriFuels against the prior owners. Carbonics has assumed all rights and obligations of GS AgriFuels pertaining to these agreements and this litigation. Carbonics is majority owned by the Company's majority shareholder, Viridis Capital, LLC. The financial results of this subsidiary have been retrospectively omitted from the operations in accordance with SFAS 141(R), Appendix D, Business Combinations with Entities Under Control.

2        NATURE OF OPERATIONS

GreenShift Corporation ("we," "our," "us," "GreenShift," or the "Company") develops and commercializes clean technologies that facilitate the efficient use of natural resources.

We currently own four corn oil extraction facilities that are located in Oshkosh, Wisconsin, Medina, New York, Marion, Indiana, and Riga, Michigan. We have also installed one facility in Albion, Michigan under a modified version of our market offering where our client paid to build the extraction facility. We have the long-term right (10 years or more) to buy the oil extracted from the Albion facility but the client retains ownership of the extraction assets and is paid a higher price for the corn oil extracted than we pay to our other clients. These facilities collectively are designed to extract in excess of 7.3 million gallons per year. We are currently focused on securing the capital resources we need to operate our existing facilities and to build new corn oil extraction facilities.

During the six months ended June 30, 2009, we also owned a 10 million gallon per year biodiesel facility in Adrian, Michigan ("BIG") and an oilseed crush facility in Culbertson, Montana ("Culbertson"). These two facilities were idled during the first quarter 2009 due to a lack of working capital. The Company divested both of these facilities during the second quarter of 2009. The financial results of these subsidiaries have been presented as discontinued operations as and for the quarter ended June 30, 2009 (see Note 6, Discontinued Operations). The Company's specialty equipment manufacturing operations were also idled during the six months ended June 30, 2009. The Company intends to liquidate certain assets of this operation during the third quarter of 2009 but will scale this operation as needed to fulfill the Company's growth needs as it builds, installs and maintains its various corn oil extraction facilities.

SEGMENT DESCRIPTIONS

The Company's operations during the six months ended June 30, 2009 are classified into two reportable business segments: Equipment & Technology Sales and Biofuel Production & Sales. Each of these segments is organized based upon the nature of products and services offered. The Company's remaining operations are aggregated and classified herein as Corporate.

The Company's ongoing restructuring activities resulted in the cessation of operations in its former Culinary Oil Production & Sales segment during the quarter ended June 30, 2009. The Company sells its corn oil as a feedstock for biofuel production or for direct use as a biofuel, therefore, the Company's continuing corn oil production and sales activities will continue to be recorded in the Company's Biofuel Production & Sales segment despite the fact that its former BIG biodiesel facility was divested during the second quarter 2009. For comparative purposes, the financial results of BIG and Culbertson have been presented as discontinued operations as and for the quarter ended June 30, 2009 (see Note 6, Discontinued Operations).

3        GOING CONCERN

The Company had a working capital deficit of $63,324,321 at June 30, 2009, which includes convertible debentures of $19,477,319, accrued interest payable of $7,173,539, related party debt of $39,000, related party convertible debentures of $2,175,047, $3,979,437 in purchase obligations, $552,376 in assets and $942,001 in minority interest obligations associated with inactive subsidiaries. The Company's working capital deficit net of these amounts is $30,090,353.

Despite their classification as current liabilities, current convertible debentures and accrued interest ($26,650,858) are not serviceable out of the Company's cash flows (the terms of the convertible debt require repayment in shares of either GreenShift Corporation or GS AgriFuels Corporation common stock). The purchase obligations ($3,979,437), to the extent due, are tied to the earnings of the Company's equipment sales business and can only be serviced after the Company's senior secured debt has been serviced.


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

FINANCIAL INSTRUMENTS

The Company accounted for the convertible debentures in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company's common shares.

5        STOCKHOLDERS' EQUITY

SERIES E PREFERRED STOCK

On May 15, 2008, the Company issued 20,000 shares of the Company's new Series E Preferred Stock (the "Series E Shares") to the BIG shareholders (21, Acquisition, below), which shares are convertible at a fixed rate of 1 preferred share to 1,000 common shares into a total of 20,000,000 shares of Company common stock; provided, however, that the Series E Shares shall be convertible into Company common shares in proportion to the Company's earnings before interest, taxes, depreciation and amortization and non-cash and non-recurring items ("EBITDA") and will be fully convertible into 20,000,000 common shares on a pro rated basis as the Company achieves $50,000,000 in EBITDA during one year period. The holders would be entitled to cumulative dividend rights equal to that of 1,000 common shareholders upon the declaration of dividends on common stock, and have voting privileges of one vote to every one common share. During the quarter ended June 30, 2009, the 20,000 shares of Series E Preferred Stock were cancelled due to the rescission of the original acquisition transaction and the divestiture of BIG. At both June 30, 2009 and 2008, there were no shares of Series E Preferred Stock issued and outstanding.

COMMON STOCK

From time to time during the six months ended June 30, 2009, the Company issued a total of 130,170,452 common shares to YA Global Investments, LP upon its conversion of debt and accrued interest in the amount of $357,061; 153,315,722 common shares to Minority Interest Fund (II), LLC upon its conversion debt in the amount of $635,582; 134,631,965 common shares to RAKJ Holdings, Inc. upon its conversion of debt in the amount of $315,000; and, 527,400 common shares were converted from Series B Preferred Stock for an employee of the Company.

6        DISCONTINUED OPERATIONS

SUSTAINABLE SYSTEMS, INC.

Effective June 30, 2009, GS AgriFuels Corporation and Carbonics Capital Corporation entered into a Stock Purchase Agreement pursuant to which Carbonics acquired 100% of the stock of Sustainable Systems, Inc. ("Culbertson") from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels' indebtedness to YA Global Investments, L.P. ("YAGI"), plus any and all obligations of GS

AgriFuels that may be in effect in relation to the acquisition by sellers of Culbertson (the "Purchase Obligations"). In connection with this Agreement, Carbonics issued an amended and restated convertible debenture to YAGI for $4,000,000 due on December 31, 2011. The Purchase Obligations pertain to the
2007 acquisition by GS AgriFuels of Culbertson and include $3,804,287 in convertible debentures and $1,017,451 in notes payable to the prior owners of Culbertson. The terms of the relevant acquisition agreements with said prior owners are in default due to the failure by the prior owners to disclose that Culbertson did not hold title to its now-owned Culbertson, Montana oilseed crushing facility at the time of the acquisition by GS AgriFuels. The terms of the relevant acquisition agreements with the prior owners are in default and are currently the subject of a litigation initiated by GS AgriFuels against the prior owners. Carbonics has assumed all rights and obligations of GS AgriFuels pertaining to these agreements and this litigation. Carbonics is majority owned by the Company's majority shareholder, Viridis Capital, LLC. The financial results of this subsidiary have been retrospectively omitted from the operations in accordance with SFAS 141(R), Appendix D Business Combinations with Entities Under Common Control.

BIOFUEL INDUSTRIES GROUP, LLC

Effective May 15, 2008, the Company and Biofuel Industries Group, LLC (d/b/a NextDiesel(TM)) ("BIG") entered into an Exchange Agreement pursuant to which the Company exchanged 20,000,000 common shares and 20,000 preferred shares in return for 100% of the equity of BIG subject to the redemption by BIG of BIG's "Class A Membership Units" for a total of $9 million preferred equity interest with a 12% coupon commencing January 30, 2009 at a rate equal to 30% of BIG's net cash flows (after all operating costs and regular debt payments have been paid) (the "Class A Redemption"). The Company's ownership of BIG was subject to rescission in the event that: (a) BIG's loans were not timely serviced and kept in good standing, (b) certain guaranty payments, to the extent due, were not timely made, and (c) if the Class A Redemption payments were not made to the extent that they are due. BIG's agreements with its senior creditor, Citizens Bank, require Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its previously-pending financing agreements with CleanBioenergy Partners, LLC (see Note 11, Commitments and Contingencies). This financing failed to close as expected in March 2009 despite the Company's compliance with the relevant agreements with CleanBioenergy Partners, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG's loan agreements with Citizens Bank. The Company elected not to restructure the original acquisition transaction and instead facilitated rescission of the original acquisition transaction and the divestiture of BIG during the second quarter of 2009. The financial results of BIG were presented as discontinued operations as and for the quarter ended March 31, 2009 (see Note 6, Discontinued Operations), and are not included in the Company's results of operations for the six months ended June 30, 2009. During the six months ended June 30, 2009, the Company recorded an impairment of goodwill in the amount of $7,281,993 and a gain on disposal of net liabilities of $14,452,069.

7         LINES OF CREDIT

Revolving Line of Credit for Construction of Corn Oil Extraction Facilities

On January 25, 2008, GS COES (Yorkville I), LLC, a subsidiary of the Company, closed on the terms of a Credit Agreement with YA Global Investments, LP ("YAGI"). On July 1, 2008, the Credit Agreement was amended to extend the commencement of payments to YAGI to October 1, 2008 and to extend all performance timelines to December 31, 2008. On December 11, 2008, the Credit Agreement was amended to extend the maturity date to January 31, 2011, to increase the revolving availability to $13,750,000, and to restructure the repayment provisions such that amounts advanced by YAGI would be repaid on the closing of financing from CleanBioenergy Partners, LLC, an affiliate of GE Energy Financial Services. The Credit Agreement was issued for the purpose of constructing and installing corn oil extraction facilities based on the Company's patented and patent-pending corn oil extraction technologies. While the revolving availability under the line of credit was increased to $13,750,000 in the December 11, 2008 amendment, and the Company was otherwise in compliance with the amended terms, the Company was unable to access the additional availability. The balance on the line of credit was $10,000,000 as of December 31, 2008, interest is accruing at the rate of 20% per annum, and the line and accrued interest is payable at the maturity date. The December 11, 2008 amendment also added a term allowing YAGI to convert interest and principal into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. The Company is currently in discussions with YAGI to restructure this line of credit since the CleanBioenergy financing failed to close as expected.

The Company accounted for the YAGI line of credit dated January 25, 2008 in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debenture has been restated for the prior year (please see Note 18 Restatement of Prior Years Financials, below). The Company determined the value of the YAGI line of credit at December 31, 2008 to be $11,036,554 which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall increase from its present value of $1,036,554 at December 31, 2008 to its estimated settlement amount of $11,111,111 at December 31, 2010. An expense of $8,284 was been recorded as interest expense for the accretion of the discount on the convertible note payable. As of June 30, 2009, an expense of $49,705 has been recorded as interest expense for the accretion of the discount on the convertible note payable, thereby increasing the carrying value of the YAGI line of credit to $10,958,819 at June 30, 2009.

Under the YAGI Debentures, the Company owes a monthly payment of $250,000. The Company determined the fair value of the monthly stream of payments under the YAGI line of credit at December 31, 2008 to be $3,014,941 which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall increase from its present value of $3,014,941 at December 31, 2008 to its estimated settlement amount of $3,055,556 at December 31, 2010. An expense of $264,941 was been recorded as interest expense for the accretion of the discount on the convertible note payable. As of June 30, 2009, an expense of $1,666,667 has been recorded as interest expense for the accretion of the discount on the convertible note payable, for the six months ended June 30, 2009 thereby increasing the carrying value of the stream of payments owed under the YAGI line of credit to $1,631,801 at June 30, 2009.

To induce YAGI's entry into the Credit Agreement and in consideration of YAGI's execution of the Restructuring Agreement described below, the Company issued six million shares of its common stock to YAGI valued at $1,080,000. In conjunction with the financing GS COES paid structuring fees of $210,000, legal fees of $150,000, monitoring fees of $175,000, due diligence fees of $35,000 as well as prepaid interest of $250,000. The balance of deferred financing fees was $0 at June 30, 2009.

8        FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of June
30, 2009:
Current portion of notes payable:                                                      6/30/2009
                                                                                       ---------
Note payable from NextGen Acquisition to Stillwater                              $       2,071,886
Purchase obligations from NextGen Acquisition to NextGen sellers                         3,979,437
Asset retirement obligation, current                                                           277
Vehicle loans and other short term borrowings                                               46,080
Mortgages and other term notes                                                              81,404
Current portion of notes payable from GreenShift to Bollheimer                             320,000
Current portion of notes payable from GS CleanTech                                         150,000
Current portion of convertible notes payable from GS CleanTech                           1,734,579
                                                                                 -----------------
     Total current portion of notes payable                                      $       8,383,663
                                                                                 =================
Long-term notes payable, net of current maturities:
Mortgages and other term notes                                                   $         373,250
                                                                                 -----------------
     Total long term notes payable, net of current maturities                    $         373,250
                                                                                 =================
Asset retirement obligation:
Asset retirement obligation                                                       $        247,975
                                                                                  ================
Current portion of convertible debentures:
Convertible debenture to YAGI                                                            5,500,000
Convertible debenture to YAGI                                                           12,860,000
Note discounts                                                                           (216,506)
Convertible debenture to JMJ Financial                                                     794,936
Convertible debenture to MIF                                                             2,175,047
Convertible debenture to Acutus                                                            538,889
                                                                                 -----------------
     Total current portion of convertible debentures                             $      21,652,366
                                                                                 =================
Long-term convertible debentures, net of current maturities:
Convertible debenture to YAGI                                                     $      2,084,986
Convertible debenture to YAGI                                                            1,224,063
Convertible debenture to YAGI                                                            2,789,278
YAGI convertible debenture conversion liabilities                                        375,491
Convertible debenture to YAGI                                                            1,950,000
                                                                                 -----------------
     Total long-term portion of convertible debentures                           $       8,423,818
                                                                                 =================

The convertible debentures noted above are convertible into the common stock of the following companies:

GreenShift Corporation                             $       11,932,690
GS AgriFuels Corporation                                   18,360,000
                                                   ------------------
     Total                                         $       30,292,690
                                                   ==================

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) of as of June 30, 2009 and the Company's ability to meet such obligations:

Year                                                   Amount
2009                                              $      27, 282,552
2010                                                       2,799,024
2011                                                       8,448,591
2012                                                         377,250
2013 and thereafter                                          173,656
                                                  ------------------
Total minimum payments due under current and      $       39,081,073
                                                  ==================
long term obligations

9         DEBT AND PURCHASE OBLIGATIONS

On June 9, 2009, JMJ Financial Corporation ("JMJ") issued the Company a 14.4% promissory note in the amount of $500,000 (the "JMJ Note") in return for $600,000 in 12% convertible debt (the "JMJ Debenture") issued by the Company. The principal balance due under the JMJ Note was $500,000 as of June 30, 2009 and accrued interest receivable under the JMJ Note was $1,775. The principal and accrued interest for the JMJ Note and JMJ Debenture have been presented as of June 30, 2009, at their face value, without offset. The JMJ Debenture is convertible into Company common stock at a rate equal to 70% of the lowest closing market price for the Company's common stock for the twenty trading days preceding conversion. The Company accounted for the JMJ Debenture dated June 9, 2009 in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the JMJ Debenture could result in the note principal being converted to a variable number of the Company's common shares. The Company determined the value of the $600,000 JMJ Debenture at June 9, 2009 to be $793,195 which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall increase from its carrying value of $193,195 at June 30, 2009 to its estimated settlement amount of $857,143 at December 31, 2010. As of June 30, 2009, an expense of $1,168 has been recorded as interest expense for the accretion of the discount on the convertible note payable. The carrying value of the $600,000 JMJ Debenture was $794,363 at June 30, 2009.

During the year ended December 31, 2008, the Company issued convertible debentures to Acutus Capital, LLC ("Acutus") in the amounts of $250,000 and $235,000, respectively. The convertible debentures to Acutus shall bear interest at a rate of 20% per year and mature on December 31, 2008 and February 15, 2009, respectively. Acutus is entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to $1.25 per share. The Company accounted for the YAGI Debenture dated February 8, 2006 in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS
150), as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debenture has been restated for the prior year (please see Note 18 Restatement of Prior Years Financials, below). The Company determined the value of the Acutus Debenture at December 31, 2008 to be $538,469 which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall increase from its present value of $53,469 at December 31, 2008 to its estimated settlement amount of $538,889. As of June 30, 2009, an expense of $420 has been recorded as interest expense for the accretion of the discount on the convertible note payable. The carrying value of the Acutus Debenture was $485,420 at June 30, 2009. As of June 30, 2009, the Company was in default on the Acutus debenture. For the six months ended June 30, 2009, interest expense of $48,101 for these obligations was incurred. The principal balance of these notes at June 30, 2009 was $538,889.

During the year ended  December 31, 2008,  the Company  entered into amended and restated convertible debentures with MIF that total $1,319,783. This amount includes the $410,930 in notes payable that MIF purchased from Viridis, $757,853 in convertible debt that were purchased from Candent, and $500,000 in convertible debt that was purchased from Acutus Capital, as well as an additional $151,000 in new convertible debt that MIF purchased during December 2008. The total convertible debentures due to MIF were reduced by $432,932 during the year ended December 31, 2008, after MIF purchased the debenture payable to the Company from EcoSystem Corporation by reducing the amount of the convertible debt the Company owed to MIF. $500,000 of the convertible debt issued to MIF bears interest at a rate of 20% and the balance of the convertible debentures shall bear interest at 12% per year and mature on December 31, 2010. MIF is entitled to convert the accrued interest and principal of the MIF convertible debenture into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 per share or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. During the six months ended June 30, 2009, MIF purchased an additional $1,176,100 in debentures, converted $635,582 on the amount due into Company common stock, and sold $315,000 of the principal amount due to MIF to RAKJ Holdings, Inc. ("RAKJ"). The Company accounted for the MIF Debenture in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the RAKJ Debenture could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debenture has been restated for the prior year (please see Note 18 Restatement of Prior Years Financials, below). The Company determined the value of the MIF Debenture at December 31, 2008 to be $1,514,201 which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall increase from its present value of $127,350 at December 31, 2008 to its estimated settlement amount of $1,540,945 at December 31, 2010. As of June 30, 2009, an expense of $6,686 has been recorded as interest expense for the accretion of the discount on the convertible note payable. The carrying value of the MIF Debenture was $1,746,029 at June 30, 2009. Interest expense of $86,786 for these obligations was accrued for the six months ended June 30, 2009. The amount due to MIF at June 30, 2009 was $2,175,047.

The $315,000 convertible debt purchased by RAKJ bears interest at the rate of 12% per year and matures on December 31, 2010. RAKJ is entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 per share or
(b) 50% of the lowest daily volume weighted average closing price for the five trading days preceding conversion. During the six months ending June 30, 2009, RAKJ converted $315,000 on this debenture. The Company accounted for the YAGI Debenture in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debenture has been restated for the prior year (please see Note 18 Restatement of Prior Years Financials, below). The liability for the conversion feature shall increase from its present value of $0 at June 30, 2009 to its estimated settlement amount of $315,000. The Company determined the value of the RAKJ Debenture at June 30, 2009 to be $315,000 which represented the face value of the debenture plus the present value of the conversion feature. For the six months ending June 30, 2009, interest expense of $5,228 for these obligations was incurred. The principal balance of these notes at June 30, 2009 was $0.

On September 4, 2008, the Company's subsidiary, GS CleanTech Corporation, entered into a series of convertible notes totaling $1,734,579. The notes shall bear interest at a rate 15% per annum and mature on December 31, 2010. Commencing on February 1, 2009, payments are due at a rate equal to the greater of the interest accrued on the unpaid principal or $100,000 times the principal amount divided by $3,000,000. Beginning July 1, 2009, payments are due based on an eighteen month amortization, with all principal and accrued interest paid on or before December 31, 2010. The notes are convertible into shares of GS CleanTech subsidiary preferred stock (par $0.001) at the closing by GS CleanTech of a planned Preferred Stock Financing at a 15% discount to the final terms of any such Preferred Stock Financing. If any portion of the note is prepaid in cash, GS CleanTech shall pay a 10% redemption premium at the time of redemption. If the Preferred Stock Financing does not close on or before January 1, 2009, the interest and redemption premium will increase to 20%. For the six months ending June 30, 2009, interest expense of $149,056 for these obligations was incurred. The balance of the loans was $1,734,579 as of June 30, 2009.

The Company accounted for the JMJ Debenture in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company's common shares.

10        ASSET RETIREMENT OBLIGATION

Pursuant to SFAS 143, Accounting for Asset Retirement Obligations, the Company has recognized the fair value of the asset retirement obligation for the removal of its COES systems. The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value as of June 30, 2009, and the capitalized cost approximated $235,000. The Company has recognized $869 due to accretion from the acquisition dates. The Company has determined a range of abandonment dates between December 2018 and December 2019 and a total salvage value of $250,000 per system. The following represents the amount of the retirement obligation at the beginning and the six months ending June 30, 2009:

         Beginning balance at January 1, 2008                 $      60,099
         Liabilities incurred during the period                     187,038
         Liabilities settled during the period                           --
         Accretion of interest                                          623
                                                              -------------
         Ending balance at December 31, 2008                        247,760
         Liabilities incurred during the period                          --
         Liabilities settled during the period                           --
         Accretion of interest                                          513
                                                              -------------
         Ending balance at June 30, 2009                      $     248,273
                                                              =============

11       COMMITMENTS AND CONTINGENCIES

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

The Company's GS AgriFuels subsidiary is party to the matter entitled GS AgriFuels Corporation v. Chaykin, et al. The action was filed in the Supreme Court of the State of New York, County of New York, on February 2, 2009. The Complaint seeks damages for defendants' fraudulent misrepresentations, tortious interference, breach of acquisition agreements and related claims. The defendants filed a separate action entitled Max, et al. v. GS AgriFuels Corporation, et al. in response to GS AgriFuels' Complaint. The case was only recently commenced and Management is unable to evaluate the probability of an unfavorable outcome at this time. Accordingly, an estimate of loss cannot be determined at this time and therefore, no accrual has been made in connection has assumed all rights and obligations of GS AgriFuels pertaining to this litigation. Carbonics is majority owned by the Company's majority shareholder, Viridis Capital, LLC.

On December 11, 2008, GreenShift Corporation entered into a Membership Interest Purchase and Equity Capital Contribution Agreement (the "ECAA Agreement"). The parties to the agreement included GS COES (Adrian I), LLC, a newly formed GreenShift subsidiary, BIG, GS (NextDiesel I), LLC, a newly formed GreenShift subsidiary and CleanBioenergy Partners, LLC ("CleanBioenergy"), a newly formed joint venture company owned by a subsidiary of GE Energy Financial Services ("GE EFS"), a unit General Electric Company and a subsidiary of YA Global Investments, L.P. Under the terms of the ECCA Agreement, CleanBioenergy agreed to invest up to $38 million in GS NextDiesel to help deploy twelve corn oil extraction facilities and to double the capacity of GreenShift's 10 million gallon per year Adrian, Michigan-based NextDiesel biodiesel refinery to 20 million gallons per year. The ECCA Agreement was terminated in the first quarter of 2009. The NextDiesel biodiesel refinery is owned by Biofuel Industries Group, LLC ("BIG"), BIG's agreements with its senior creditor, Citizens Bank, require Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its prior financing agreements with CleanBioenergy. This financing failed to close as expected in March 2009 despite the Company's compliance with the relevant agreements, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG's loan agreements with Citizens Bank. The original acquisition transaction was rescinded during the second quarter of 2009. The financial results of BIG were presented as discontinued operations as of and for the quarter ended March 31, 2009 (see Note 6, Discontinued Operations) and are not included in the Company's results of operations for the quarter ended June 30, 2009. The Company wrote-off $7,281,993 in goodwill previously booked in connection with the acquisition of BIG during the six months ended June 30, 2009. The Company's divestiture of BIG resulted in the disposal of $13,054,765 and $27,506,834 in assets and liabilities, respectively.

As of June 30, 2009, the Company was in technical default of certain senior secured debt due to YA Global Investments, L.P. ("YAGI"), which default was due to the failure of the CleanBioenergy Partners, LLC financing to close as explained more fully above. As of June 30, 2009, the Company was in default of its debt agreement with Acutus Capital, LLC, and NextGen Acquisition, Inc, was in default of its agreements with Stillwater Asset Backed Fund, LP. As of June 30, 2009. The Company is also in default of payments owed under the purchase agreement with Bollheimer Associates in the amount of $240,000, and intends to restructure the terms of the relevant agreement. The Company and its subsidiaries are party to numerous collections matters pertaining to outstanding accounts payable due to vendors. Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. There is a $2,500 deductible per occurrence for environmental impairments. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate. The Company is also involved in various collection matters for which vendors are seeking payment for services rendered and goods provided. These collection matters total $2,096,000.

12          GUARANTY AGREEMENT

Both Viridis Capital, LLC ("Viridis"), the majority shareholder of the Company, and its sole member, Kevin Kreisler, the Company's chairman, have guaranteed nearly all of the Company's senior debt (in the outstanding amount of about $42 million), and Viridis has pledged all of its assets, including its shares of Company Series D Preferred Stock, to YA Global Investments, LP ("YAGI"), to secure the repayment by the Company of its obligations to YAGI.

13       SEGMENT INFORMATION

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

The Company's operations during the fiscal quarter ended June 30, 2009 are classified into two reportable business segments: Biofuel Production & Sales and Equipment & Technology Sales. Each of these segments is organized based upon the nature of products and services offered. The Company's remaining operations are aggregated and classified herein as Corporate. Summarized financial information about each segment is provided below:

Six months                                            Equipment &          Biofuel
Ended 6/30/09                        Corporate   Technology Sales  Production & Sales      Total
------------------------------------------------------------------------------------------------
Total revenue ..................   $       --      $    288,550    $  1,734,565    $  2,023,115
Cost of revenue ................           --           853,080       1,141,307       1,994,388
                                   ------------    ------------    ------------    ------------
   Gross profit ................           --          (564,530)        593,258          28,727
Operating expenses .............        587,076         356,287      12,611,283      13,554,646
                                   ------------    ------------    ------------    ------------
   Income (loss) from operations       (587,076)       (920,817)    (12,018,025)    (13,525,919)
Other income (expense) .........     (1,329,175)     (1,507,631)     (1,345,816)     (4,182,622)
                                   ------------    ------------    ------------    ------------
   Income (loss) before taxes ..     (1,916,251)     (2,428,449)    (13,363,841)    (17,708,541)
Minority interest ..............           --              --              --              --
                                   ------------    ------------    ------------    ------------
Taxes ..........................           --           402,398            --           402,347
                                   ------------    ------------    ------------    ------------
Gain on sale of  discontinued
Operations .....................           --              --        14,452,069      14,452,069
Net loss from
   discontinued operations $ ...           --      $       --      $ (1,167,356)   $ (1,167,356)
                                   ------------    ------------    ------------    ------------
Net loss .......................   $ (1,916,251)   $ (2,026,051)   $    (79,128)   $ (4,021,481)
                                   ============    ============    ============    ============

Six months                                       Equipment &             Biofuel
Ended 6/30/08                   Corporate   Technology Sales  Production & Sales          Total
-----------------------------------------------------------------------------------------------
Total revenue ..................   $       --      $  7,752,177    $  1,105,398    $  8,857,575
Cost of revenue ................         43,660       3,178,314         823,925       4,045,899
                                   ------------    ------------    ------------    ------------
   Gross profit ................        (43,660)      4,573,862         281,473       4,811,675
Operating expenses .............      2,311,517         492,838         681,078       3,485,433
                                   ------------    ------------    ------------    ------------
   Income (loss) from operations     (2,355,177)      4,081,024        (399,605)      1,326,242
Other income (expense) .........     (2,704,252)     (2,997,411)       (795,995)     (6,497,685)
                                   ------------    ------------    ------------    ------------
   Income (loss) before taxes ..     (5,059,429)      1,083,613      (1,195,600)     (5,171,416)
Minority interest ..............           --             6,419            --             6,419
                                   ------------    ------------    ------------    ------------
Taxes ..........................           --              --              --              --
                                   ------------    ------------    ------------    ------------
Net loss from
    discontinued operations ....   $       --      $       --      $   (560,072)   $   (560,072)
                                   ------------    ------------    ------------    ------------
Net loss .......................   $ (5,059,429)   $  1,090,032    $ (1,755,672)   $ (5,725,069)
                                   ============    ============    ============    ============

3 Months                                         Equipment &             Biofuel
Ended 6/30/09                   Corporate   Technology Sales  Production & Sales          Total
-----------------------------------------------------------------------------------------------
Total revenue .................   $       --      $     57,226    $  1,110,231     $  1,167,457
Cost of revenue ...............           --           321,690         516,973          838,664
                                  ------------    ------------    ------------     ------------
   Gross profit ...............           --          (264,464)        593,258          328,793
Operating expenses ............        349,747         152,815       4,852,531        5,355,093
                                  ------------    ------------    ------------     ------------
   Income(loss) from operations       (349,747)       (417,279)     (4,259,273)      (5,026,300)
Other income (expense) ........     (1,078,385)       (757,354)       (678,973)      (2,514,711)
   Loss before taxes ..........     (1,428,132)     (1,174,633)     (4,938,246)      (7,541,011)
Taxes .........................           --           402,398             (51)         402,347
                                  ------------    ------------    ------------     ------------
Gain on sale of  discontinued
Operations ....................           --              --        14,452,069       14,452,069
Net gain (loss) from
   discontinued operations $ ..           --      $       --      $    (98,000)    $    (98,000)
                                  ------------    ------------    ------------     ------------
Net loss attributable to
   common shareholders ........   $ (1,428,132)   $   (772,235)   $  9,415,772     $ (7,215,405)
                                  ============    ============    ============     ============

Three Months                                     Equipment &             Biofuel
Ended 6/30/08                   Corporate   Technology Sales  Production & Sales          Total
-----------------------------------------------------------------------------------------------
Total revenue ..................   $      --       $ 5,187,749     $   774,027      $ 5,961,775
Cost of revenue ................        29,052       1,865,908         630,839        2,525,799
                                   -----------     -----------     -----------      -----------
   Gross profit ................       (29,052)      3,321,840         143,188        3,435,976
Operating expenses .............     1,333,416          91,832         591,737        2,016,985
                                   -----------     -----------     -----------      -----------
   Income (loss) from operations    (1,362,468)      3,230,008        (448,549)       1,418,991
Other income (expense) .........    (1,149,186)     (1,508,448)       (547,276)      (3,204,910)
                                   -----------     -----------     -----------      -----------
   Income (loss) before taxes ..    (2,511,654)      1,721,560        (995,825)      (1,785,919)
Minority interest ..............         7,019            --              --              7,019
                                   -----------     -----------     -----------      -----------
Taxes ..........................          --             6,419            --              6,419
                                   -----------     -----------     -----------      -----------
Net loss from
continuing operations ..........   $(2,504,635)   $ 1,727,979     $  (995,825)      $(1,772,481)
                                   -----------    -----------     -----------       -----------
Gain (loss) from,
discontinued operations ........          --             --          (507,044)         (507,044)
Preferred dividends ............          --             --              --                --
Net loss .......................   $(2,504,635)   $ 1,727,979     $(1,502,869)      $(2,279,525)
                                   ===========    ===========     ===========       ===========

14       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the six months ending June 30, 2009 and 2008:

                                                                                        2009                2008
                                                                                ------------      --------------
     Cash paid during the year for the following:
       Interest                                                                 $         --      $         --
       Income taxes                                                                       --              22,486
                                                                                ------------      --------------
         Total                                                                  $         --      $       22,486
                                                                                ============      ==============
     Acquisition of Bollheimer & Associates with debt                                     --             320,000
     Stock issued for compensation                                                        --             336,833
     Reduction of convertible debentures from disposal
      of investment in GS EnviroServices                                                  --           2,000,000
     Reduction of related party debt and accrued interest from forgiveness                --           2,000,000
     Stock issued for conversion of debt                                           1,307,643                  --
     Acquisition of Biofuels Industries Group, LLC with debt                              --           9,000,000
     JMJ Financial convertible debenture                                             600,000                  --
     JMJ Financial note receivable                                                   500,000                  --
     Reduction of convertible debentures, note payable and accrued
      interest from sale of subsidiary to entity under common control              9,381,191                  --

15       RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC ("MIF") is party to certain convertible debentures issued by the Company (see Note 8, Convertible Debentures, below). The managing member of MIF is a relative of the Company's chairman.

16       RESTATEMENT

The Company has restated its financial statements for the year ended December 31, 2008. During preparation of this report, Management determined that the Company's prior policies relating to accounting for the impact of conversion features embedded in the Company's various derivative securities should be revised to be consistent with recent guidance involving the interpretation of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), due to the variable number of the Company's common shares issuable upon conversion of the company's various derivative securities. Accordingly, Management reviewed and revised its conclusions regarding the Company's derivative instruments at December 31, 2008.

The following is the effect of the restatement:

                         12/31/08          12/31/08
                      As reported       As restated
                      -----------------------------

Total liabilities   $ 108,947,805    $  73,835,046
Total equity ....   $ (62,559,418)   $ (53,035,432)

                                           Three months ended                           Six month ended
                                                      6/30/08                                   6/30/08
                                 As reported      As restated             As reported       As restated
                                 -----------      -----------             -----------       -----------

Total other income (expense)   $  (4,288,505)   $  (3,204,910)         $   (8,574,365)   $  (6,497,658)
Net income (loss) ..........   $ ( 2,909,224)   $  (2,279,526)         $   (6,703,631)   $  (5,725,069)
Earnings (loss) per share ..   $       (0.09)   $       (0.06)         $        (0.18)   $       (0.15)

17         SUBSEQUENT EVENTS

The Company issued 3,431,459 common shares upon the conversion of debt between April 1, 2009 and August 17, 2009.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GreenShift Corporation ("we," "our," "us," "GreenShift," or the "Company") develops and commercializes clean technologies designed to integrate into and leverage established production and distribution infrastructure to address the financial and environmental needs of our clients by decreasing raw material needs, facilitating co-product reuse, and reducing waste and emissions.

Our mission is to build shareholder value by using our technologies to catalyze disruptive environmental gain. We believe that the first, best and most cost-effective way to achieve this is to develop technology-driven economic incentives that motivate a large population of people and companies to make incremental environmental contributions that are collectively very significant.

Since our inception in April 2005, we have been focused on the development and commercialization of technologies designed to create low carbon fuel production opportunities capable of shaving meaningful amounts of carbon and cost off of the existing liquid fuel supply chains. We originally invested in an array of technologies, including advanced reformation processes, novel separation, extraction and preparation processes, and enhanced chemical, thermal and biological processes - all with a view towards development of a financeable business model that downshifted both the cost structure and the carbon intensity of liquid fuels.

We invented and then successfully developed and commercialized corn oil extraction technology, a process that increases biofuel yields per bushel of corn by 7% while reducing the energy and greenhouse gas (GHG) intensity of corn ethanol production by more than 21% and 29%, respectively. There are currently no other technologies that have been developed for the corn ethanol industry that begin to approach these results. Corn oil extraction technology is widely considered to be the quickest path for margin improvement for corn ethanol producers today. More than an estimated 20% of the ethanol industry is using corn oil extraction technology today. GreenShift's patent applications for its extraction technologies were recently allowed by the U.S. Patent and Trademark Office, and GreenShift's extraction technologies have recently been cited by the U.S. EPA in its rulemaking processes involving the renewable fuels standard. GreenShift has many more patents pending on its extraction and other technologies, including a number of feedstock conditioning, feedstock production and refining, and energy and carbon mitigation technologies.

We currently own four corn oil extraction facilities that are located in Oshkosh, Wisconsin, Medina, New York, Marion, Indiana, and Riga, Michigan. We have also installed one facility in Albion, Michigan under a modified version of our market offering where our client paid us to build the extraction facility. We have the long-term right to buy the oil extracted from the Albion facility but the client retains ownership of the extraction assets and is paid a higher price for the corn oil extracted than we pay to our other clients. These facilities collectively are designed to extract in excess of 7.3 million gallons per year. We are currently focused on securing the capital resources we need to operate our existing extraction facilities and to build new corn oil extraction facilities.

During the six months ended June 30, 2009, we also owned a 10 million gallon per year biodiesel facility in Adrian, Michigan and an oilseed crush facility in Culbertson, Montana. These two facilities were idled during the first quarter 2009 due to a lack of working capital, and then divested during the second quarter. Neither operation is included in the Company's results of operations for the period ended June 30, 2009. The Company's specialty equipment manufacturing operations were also idled during the first quarter of 2009. The Company intends to scale this operation as needed to fulfill the Company's growth needs as it builds, installs and maintains its various corn oil extraction facilities.

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

Unprecedented volatility in the global financial and commodity markets intervened during 2008 and early 2009, and resulted in the loss of previously committed sources of capital. We were consequently unable to complete construction and initiate production with the amount of corn oil extraction facilities needed to achieve break-even cash flow.

The conditions in the financial markets during the third and fourth quarters of 2008 resulted in the loss of previously committed sources of liquidity during the second half of 2008. We believe that these market conditions were also responsible for the failure of our $38 million project equity financing to close during the first quarter 2009 as called for by the relevant December 2008 investment agreements. As a result of these events, we halted all construction activities, and idled and then divested our biodiesel refining and oilseed crush operations.

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

We recently received two notices of allowance from the U.S. Patent and Trademark Office for our corn oil extraction technologies. These notices of allowance provided notification to the Company that it is entitled to a patent for two of its several pending corn oil extraction patent applications. We believe that the issuance of our extraction patents, the strategic value of feedstock ownership, and other market circumstances have favorably shifted our market positioning and made available an increased array of options to fully capitalize the construction of extraction facilities and the restructuring of our balance sheet. We are currently evaluating a number of opportunities in this regard.

Our plans for the balance of 2009 involve the following activities:

>> Complete the financing necessary to return to positive cash flow and to build as many additional extraction facilities as possible as quickly as possible;

>>   Reduce the substantial majority of our convertible and other debt; and,

>> Focus exclusively on servicing the growth needs of our extraction technologies while facilitating the development of other clean technologies in our portfolio by entering into and supporting license agreements with strategic partners.

Results of Operations

The following table sets forth, for the periods  presented,  revenues,  expenses and net income in our condensed consolidated statement of operations, as well as other key financial and operating data:
                                                              Three Months Ended June 30        Six Months Ended June 30
                                                             ---------------------------    ----------------------------
                                                                     2009           2008            2009            2008
                                                             ------------    -----------    ------------    ------------
Summary Statement of Operations:
Revenue ..................................................   $  1,167,457    $  5,961,775   $   2,023,115    $  8,857,574
Cost of revenues .........................................       838,664,       2,525,799       1,994,388       4,045,899
                                                             ------------    ------------    ------------    ------------
  Gross profit ...........................................        328,793       3,435,976          28,727       4,811,675

Selling, general and administrative expenses .............      5,355,094       2,016,985      13,554,646       3,485,433
                                                             ------------    ------------    ------------    ------------
   Income (loss) from operations .........................     (5,026,300)      1,418,991     (13,525,919)      1,326,242

Other income (expense),  net .............................      2,514,711      (3,204,910)     (4,182,622)     (6,497,658)
                                                             ------------    ------------    ------------    ------------
   Loss before minority interest and taxes ...............     (7,541,011)     (1,785,920)    (17,708,541)     (5,171,416)

Minority interest in net loss of consolidated subsidiaries           --             6,419            --             6,419
(Provision for) benefit from income taxes ................        402,347           7,019         402,347            --
Income from discontinued operations ......................     14,354,069        (507,044)     13,284,713        (560,072)
Preferred dividends ......................................           --              --          (270,000)           --
                                                             ------------    ------------    ------------    ------------
   Net gain (loss)........................................    $ 7,215,405    $ (2,279,526)   $ (4,291,481)   $ (5,725,069)
                                                             ============    ============    ============    ============
Other financial data:
Net cash flows (used in) provided by operating activities                                        (297,682)      1,294,579
Net cash flows (used in) provided by investing activities                                        (851,078)     (7,222,562)
Net cash flow (used in) provided by financing activities .                                      1,139,056       5,786,332
                                                                                             ------------    ------------
   Net (decrease) increase in cash and cash equivalents ..                                         (9,704)       (141,651)

Other non-GAAP financial performance data:
Operating data:
Corn oil extracted (gallons) .............................      296,727             --            449,514            --
Average gross price of corn oil sold per gallon ($) ......    $    4.59      $      --       $       4.59    $       --

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues

Total revenues for the three months ended June 30, 2009 were $1,167,457 representing a decrease of 4,794,318, or 80.4%, over the three months ended June 30, 2008 revenues of $5,961,775. Revenue for the three months ended June 30, 2009 included $1,110,231 in biofuel sales and $57,226 in equipment and technology sales. In the comparable period of last year, our revenues were comprised of $774,027 from the sales of biofuels and $5,187,748 from sales of equipment and technology.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2009 were $838,664, or 71.8% of revenue compared to $2,525,799, or 42.4% of revenue for the same period in 2008. During the three months ended June 30, 2009, the Company's biofuel production costs of revenue were $321,690 as compared to $1,894,960 for the same period in 2008, and were attributable to costs associated with feedstock and other raw material purchases, transportation and maintenance. Cost of revenue for our equipment and technology sales business were $516,974 for the three months ended June 30, 2009 as compared to $630,839 for the same period in 2008.

Revenues in 2009 decreased due to the fact that the Company's biodiesel refinery and equipment manufacturing operations were shut down due to the unavailability of the working capital resources these operations require.

Included within cost of revenue is depreciation and amortization expense of $297,969 and $100,103 for the three months ended June 30, 2009, and 2008, respectively. Depreciation and amortization expense increased by $197,866 over the same period in 2008.

Gross Profit

Gross profit for three months ended June 30, 2009 was $328,793, representing a gross margin of 28.2%. This compared to $3,435,976, representing a gross margin of 57.6%, from the comparable period in 2008.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 were $5,355,093 compared to $2,016,985 for the same period in 2008. Included in the three months ended June 30, 2009 was $0 in stock-based compensation as compared to $32,816 for the three months ended June 30, 2008. The increase in operating expenses was primarily due to the Company's changed business operations during 2009 as compared to 2008.

Interest Expense

Interest expenses and financing costs for the three months ended June 30, 2009 were $1,543,708 and $1,561,103 for the three months ended June 30, 2008. Included in the three months ended June 30, 2009 was $1,543,708 of interest expense, consisting of $1,498,924 in accrued interest, $44,784 in accrued interest due to a related party, and $747,016 in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the three months ended June 30, 2009.

Amortization of note discount was $281,178 and $538,281, respectively for the three months ended June 30, 2009 and 2008.

Gain Associated with Change in Convertible Liabilities

As of June 30, 2009, the Company had several convertible debentures due to YA Global Investments, LP. The Company accounted for the convertible debentures in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company's common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value. We recognize interest expense for the conversion liability which is added to the principal of the debenture. We also recognize interest expense for accretion of the conversion liability over the term of the note.

Gain Associated with Derivative Instruments

As of June 30, 2009, the Company had several convertible debentures due to YA Global Investments, LP. The conversion feature on these debentures is variable based on trailing market prices and therefore contains an embedded derivative. We valued the conversion feature at the time of issuance using the Black-Scholes Model and recorded a note discount and derivative liability for the calculated value. We recognized interest expense for accretion of the note discount over the term of the note. The derivative liability was valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock the change in the derivative liability and the resulting gain or loss was usually material to our results. As a result of the adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), the Company has written off the derivatives as of June 30, 2009. The derivative liability as of June 30, 2009 was $0.

Net Income or Loss

Net loss from continuing operations for the three months ended June 30, 2009, was $7,138,664 as compared to a loss of $1,772,482 from the same period in 2008. Gain for discontinued operations was $14,354,069 for the three months ended June 30, 2009 as compared to $507,044 for the three months ended June 30, 2008. Net income for the three months ended June 30, 2009, was $7,215,405 as compared to a loss of $2,279,526 from the same period in 2008.

The Company's net income during the three months ended June 30, 2009 was $7,215,405, which is increased from the $2,279,526 loss recorded in the same period of 2008. The primary reasons for the magnitude of this net income were the $14,451,979 gain on disposal of discontinued operations, the adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150)which resulting in lower costs associated with the conversion features embedded in the convertible debentures as well as the dramatic reduction in our operating activities as compared to 2008 and expenses attributable to past financing and restructuring activities. The income included the following non-cash items: reversal of amortization of debt discount and deferred financing fees of about $281,000, reversal of prior loss on change in derivative instruments of $4,400,000, loss on conversion liabilities of $813,000, depreciation expenses of about $300,000, and accrued interest of about $1,500,000.

Six months  Ended June 30,  2009  Compared  to Six  months  Ended June 30,  2008
Revenues

Total revenues for the six months ended June 30, 2009 were $2,023,115 representing a decrease of 6,834,459, or 77.2%, over the six months ended June 30, 2008 revenues of $8,857,574. Revenue for the six months ended June 30, 2009 included $1,734,565 in biofuel sales and $288,550 in equipment and technology sales. In the comparable period of last year, our revenues were comprised of $1,105,398 from the sales of biofuels and $7,752,176 from sales of equipment and technology.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2009 were $1,994,388, or 98.6% of revenue compared to $4,045,899, or 45.7% of revenue for the same period in 2008.

During the six months ended June 30, 2009, the Company's biofuel production costs of revenue were $1,141,307 as compared to $823,925 for the same period in 2008, and were attributable to costs associated with feedstock and other raw material purchases, transportation and maintenance. Cost of revenue for our equipment and technology sales business were $853,081 for the six months ended June 30, 2009 as compared to $3,221,974 for the same period in 2008.

Revenues in 2009 decreased due to the dramatic reduction in the Company's operating activities as compared to 2008 caused by the loss of previously committed sources of capital and the unavailability of the working capital resources these operations require.

Gross Profit

Gross profit for six months ended June 30, 2009 was $28,727, representing a gross margin of 1.4%. This compared to $4,811,675, representing a gross margin of 54.3% in the comparable period of the prior year.

Operating Expenses

Operating expenses for the six months ended June 30, 2009 were $13,554,646 compared to $3,485,433 for the same period in 2008. Included in the six months ended June 30, 2009 was $0 in stock-based compensation as compared to $336,833 for the six months ended June 30, 2008. The increase in operating expenses was primarily due to the $4,212,855 in bad debt expense related to the sale of discontinued operations, the $7,281,993 impairment of goodwill as well as the Company's changed business operations during 2009 as compared to 2008. Included within operating expenses is depreciation and amortization expense of $595,318 and $100,103 for the six months ended June 30, 2009, and 2008, respectively. Depreciation and amortization expense increased by $495,215 over the same period in 2008.

Interest Expense

Interest expenses and other financing costs for the six months ended June 30, 2009 were $3,433,692 and $3,685,904 for the six months ended June 30, 2008.
Included in the six months ended June 30, 2009 was $3,056,924 of interest expense, consisting of $2,970,139 in accrued interest, $86,785 in accrued interest due to a related party, and $813,022 in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the six months ended June 30, 2009.

Amortization of deferred financing costs and debt discounts was $376,768 and $910,064, respectively.

Gain Associated with Change in Convertible Liabilities

As of June 30, 2009, the Company had several convertible debentures due to YA Global Investments, LP. The Company accounted for the convertible debentures in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company's common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value. We recognize interest expense for the conversion liability which is added to the principal of the debenture. We also recognize interest expense for accretion of the conversion liability over the term of the note.

Gain Associated with Derivative Instruments

As of June 30, 2009, the Company had several convertible debentures due to YA Global Investments, LP. The conversion feature on these debentures is variable based on trailing market prices and therefore contains an embedded derivative. We valued the conversion feature at the time of issuance using the Black-Scholes Model and recorded a note discount and derivative liability for the calculated value. We recognized interest expense for accretion of the note discount over the term of the note. The derivative liability was valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock the change in the derivative liability and the resulting gain or loss was usually material to our results. As a result of the adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), the Company has written off the derivatives as of June 30, 2009. The derivative liability as of June 30, 2009 was $0.

Net Income or Loss

Net loss from continuing operations for the six months ended June 30, 2009, was $17,306,194 as compared to a loss of $5,164,997 from the same period in 2008. Gain for discontinued operations was $13,284,713 for the six months ended June 30, 2009 as compared to a loss of $560,072 for the six months ended June 30, 2008. Net loss for the six months ended June 30, 2009, was $4,021,481 as compared to a loss of $5,725,069 from the same period in 2008.

The Company's net loss during the six months ended June 30, 2009 was $4,021,481, which is increased from the $5,725,069 loss recorded in the same period of 2008. The primary reasons for the magnitude of this net loss were the dramatic reduction in our operating activities as compared to 2008 and expenses attributable to past financing and restructuring activities. The loss also included the following non-cash items: impairment charges relating to the Biofuels Industries, LLC subsidiary of about $7,300,000, amortization of debt discount and deferred financing fees of about $377,000, loss on conversion liabilities of $813,000, depreciation expenses of about $600,000, and, accrued interest of about $3,000,000.

LIQUIDITY AND CAPITAL RESOURCES

Current and Prior Year Activity

The Company had no cash as of June 30, 2009. Our primary sources of liquidity are cash generated from proceeds from issuance of debt and common stock. For the six months ended June 30, 2009, provided by financing activities was $1,139,056.

Our financial position and liquidity are, and will be, influenced by a variety of factors, including our ability to properly capitalize our operating and construction activities, our ability to generate cash flows from our operations, and the level of our outstanding indebtedness and the interest we are obligated to pay on this indebtedness.

The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At June 30, 2009, accounts receivable, net of allowance for doubtful accounts, totaled $136,372 and inventories totaled $616,056. Accounts payable and accrued expenses totaled $14,614,596.

For the six months ended June 30, 2009, we used $851,078 in investing activities as compared to $7,215,133 used in investing activities for the six months ended June 30, 2008, and financing activities provided $1,139,056 in cash as compared to $6,335,941 in cash provided by financing activities during June 30, 2008.

The Company had a working capital deficit of $63,324,321 at June 30, 2009, which includes convertible debentures of $19,477,319, accrued interest payable of $7,173,539, related party convertible debentures of $2,175,047, $3,979,437 in purchase obligations,and $942,001 in minority interest obligations associated with inactive subsidiaries. The Company's working capital deficit net of these amounts is $29,537,977.

Despite their classification as current liabilities, current convertible debentures and accrued interest ($26,650,858) are not serviceable out of the Company's cash flows (the terms of the convertible debt require repayment in shares of either GreenShift Corporation or GS AgriFuels Corporation common stock). The purchase obligations ($3,979,437), to the extent due, are tied to the earnings of the Company's equipment sales business and can only be serviced after the Company's senior secured debt has been serviced.

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

Cash Flows Provided By Operating Activities

Among our current and known sources of operating cash flows are the cash flows deriving from our existing corn oil extraction facilities. We will continue to market the corn oil we extract as a feedstock to third party renewable fuel producers.

Cash Flows Provided By Financing Activities

We require significant new equity and debt financing to accelerate the completion of our previously idled other contracted corn oil extraction projects. We hope to complete additional financing for this purpose during 2009. We are also evaluating various opportunities to restructure our convertible debt. We do not know at this time if the necessary funds can be obtained or on what terms they may be available.

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

ITEM 4    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are not adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

ITEM 1A  RISK FACTORS

There was no material change to the risk factors recited in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2008..

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time during the six months ended June 30, 2009, the Company issued a total of 418,118,139 shares to the Company's various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $1,307,643. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to an entity whose principals had access to detailed information about the Company and were acquiring the shares for the entity's own account. There were no underwriters.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2009, the Company was in technical default of certain senior secured debt due to YA Global Investments, L.P. ("YAGI"), which default was due to the failure of the CleanBioenergy Partners, LLC financing to close as explained more fully in Note 11 to the Company's Condensed Financial Statements for the quarter ended June 30, 2009. The Company intends to cure this default and restructure its debt due to YAGI during 2009.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5   OTHER INFORMATION

None.

ITEM 6   EXHIBITS

The following are exhibits filed as part of GreenShift's Form 10Q for the quarter ended June 30, 2009:

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

GREENSHIFT CORPORATION

By

              /S/       KEVIN KREISLER
              ------------------------------------
                        KEVIN KREISLER
                        Chief Executive Officer

              /S/       EDWARD R. CARROLL
              ------------------------------------
                        EDWARD R. CARROLL
                        Chief Financial and Accounting Officer


Date:         August 21, 2009