Form 10-K/A
period 2008-12-31
GREENSHIFT CORP
filed 2009-10-13
CIK 1269127

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           -------------------------
                                   FORM 10-K/A
                                (Amendment No. 1)
                            -------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer    Accelerated filer _

Non-accelerated filer    Small reporting company X

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

================================================================================

                                 Amendment No. 1

This Amendment No.1 on Form 10-K/A, which amends and restates items identified below with respect to the Form 10-K, filed by GreenShift Corporation ("we" or "the Company") with the Securities and Exchange Commission (the "SEC") on April 14, 2009 (the "Original Filing"), is being filed to in order to:

     o Include restated financial statements, as described in Note 29 to the financial statements;
     o Amend Item 6 ("Management's Discussion") to conform to the restated financial statements;
     o Amend Item 8A ("Controls and Procedures") to reflect the modification to management's assessment of its disclosure controls and procedures caused by the restatement and to provide further disclosures;
     o The following under Item 7, ("Management's Discussion") was modified as follows due to the restatement:
          o the paragraph titled Expenses Associated with Change in Convertible Liabilities was added;
          o the paragraph titled Gain Associated with Derivative Instruments was deleted;
          o    the description of financing activities was updated;
          o    the breakdown of working capital deficit was updated;
          o    the Contractual Commitments table was updated.

     o The following under Item 8, ("Financial Statements and Supplementary Schedules") was modified as follows due to the restatement:
          o Report of Independent Registered Public Accounting Firm was updated to reflect restatement;
          o    Note 2, Going Concern was updated;
          o Under Note 3, Significant Accounting Policies, the Financial Instruments section was modified as well as the New Accounting Pronouncements section;
          o    Note 11, Line of Credit was  modified  by moving a  paragraph  to
               Note 16, Debt and Purchase Obligations;
          o Under Note 16, Debt and Purchase Obligations, the sections explain the Acutus Debenture and the MIF Debenture were modified due to the restatement;
          o    Note 17, Embedded Derivatives was deleted;
          o Note 21, Minority Interest was renamed Liability Due to Shareholders and was modified; o Note 28, Subsequent Events was updated;
          o Note 29, Restatements was added to outline the changes that were made to the financial statements.

None of the other disclosures in this Report have been amended or updated. For updated information about GreenShift Corporation, please refer to the more recent filings made with the SEC.

                             GREENSHIFT CORPORATION
                            ANNUAL REPORT ON FORM 10K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

                                TABLE OF CONTENTS



                                                                                                          Page No
Part I
Item 1        Business ......................................................................................5
Item 1A       Risk Factors..................................................................................20
Item 2        Description of Properties.....................................................................30
Item 3        Legal Proceedings.............................................................................30
Item 4        Submission of Matters to a Vote of Security Holders ..........................................30

Part II
Item 5        Market for Registrant's Common Equity, Related Stockholder Matters
              and Issuer Purchase of Equity Securities .....................................................31
Item 6        Selected Financial Data
Item 7        Management's Discussion and Analysis..........................................................32
Item 8        Financial Statements and Supplementary Data...................................................40
Item 9        Changes and Disagreements with Accountants on Accounting and Financial Disclosure ............88
Item 9A       Controls and Procedures ......................................................................88
Item 9B       Other Information.............................................................................88

Part III
Item 10       Directors, Executive Officers and Corporate Governance  ......................................89
Item 11       Executive Compensation .......................................................................91
Item 12       Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters ..........................................................................91
Item 13       Certain Relationships and Related Transactions and Director Independence .....................92
Item 14       Principal Accountant Fees and Services .......................................................94


Part IV
Item 15       Exhibits and Financial Statement Schedules ...................................................95

Signatures    ..............................................................................................96


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

INDUSTRY OVERVIEW

The primary driver of our growth will be the use of our technologies and know-how to extract corn oil and other feedstocks out of the co-products and wastes of traditional agriproducts and other qualified facilities. Our strategy in this regard makes two different industries relevant to our business model today:

>> The Biodiesel Production Industry           We sell our corn oil to third  parties for  biodiesel  production  and we directly refine the corn oil we extract into biodiesel.

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

                                                  [GRAPHIC]
COMPETITIVE STRENGTHS

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

Our extraction capabilities translate to 680 million gallons per year of corn oil extraction potential with the U.S. corn ethanol fleet producing 10.5 billion gallons per year. We hold a 6% share of this market opportunity today. We are currently under contract to extract more than 40 million gallons per year of corn oil from ethanol facilities throughout the U.S. This corresponds to annualized revenue and operating income generating capability of about $92 million and $27 million, respectively, with diesel fuel at $1.49 per gallon and crude oil at about $45 per barrel. The 680 million gallon market opportunity translates to $1.56 billion in GDP creation and annualized operating income of $430 million at the same diesel and crude oil prices noted above. The scale of this opportunity can be expected to increase to 858 million gallons of corn oil, $1.98 billion in GDP creation and $543 million per year in EBITDA at the maximum production rate mandated by the RFS (15 billion gallons by 2015).

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

>> Hedged Purchase Price. We have hedged our margins to our offtake market by linking the purchase of our feedstock to diesel. We consequently have the ability to remain profitable while the margins of competing producers tighten or are subject to increased volatility in the commodity markets. This is a dramatic advantage and can be seen on a pro forma historical basis for the previous 4 years in the left graph below (operating income is shown in the white area between the sold black line and the grey area below). This and the fact that our extraction agreements include terms of ten years or more form the basis of a production advantage that we believe to be extremely significant.



                                   [GRAPHIC]

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


                                   [GRAPHIC]



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

We have developed an entire portfolio of innovative biological, chemical and physical technologies with a view towards shifting the U.S. corn ethanol complex into increased financial and environmental sustainability. We intend to leverage our existing extraction platform to drive the convergence of cellulosic and corn ethanol. Our portfolio of Cellulosic Corn(TM) technologies include a number of
(a) feedstock conditioning, (b) oil production, extraction and refining, and (c) energy and carbon mitigation technologies, all designed to facilitate the following key goals:

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

GreenShift's patent-pending biodiesel refining technologies intensify the chemical reactions under which biodiesel refining occurs. We are consequently able to complete the biodiesel refining process in minutes instead of hours under true continuous flow conditions - at much smaller scales, and at reduced capital and operating costs as compared to traditional processes. Our biodiesel refining technologies are designed to integrate with our extraction technologies at our client ethanol facilities for direct onsite refining of corn oil and Cellulosic Oil(TM) into biodiesel.

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

BUSINESS STRATEGY

Capitalize Production and Construction Activities

Given the nature of our competitive advantages and the current and foreseeable dynamics in the corn ethanol and biodiesel industries, the highest and best use of our resources and our primary objective is to finance and build as many corn oil extraction facilities as possible, as quickly as possible.

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

We believe that our ability to insulate our financial partners by hedging substantial refining margins for ten years and longer is unique in the renewable fuels industry. In addition, we believe that our entire 40 million gallon per year contracted extraction backlog is shovel-ready and is likely to be very qualified for loan guarantees and other forms of public financing. President Obama and his staff have clearly stated positive policy goals for the biofuels industry. Secretary of Energy Chu has remarked that corn oil should be extracted for conversion into biofuel, and Secretary Vilsack, the head of the U.S. Department of Agriculture, has stated that increasing the corn ethanol blend ratio in gasoline is likely to put more biofuel on the streets more quickly than ethanol from non-corn sources. This concept, the speed in which the corn ethanol industry can be leveraged to affect change, is a central theme of our commercialization strategy.

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

Maximize the Strategic Value of our Clean Technologies

We plan to use our market and technology positioning to acquire as much extraction market share and strategic cash flows as we can, as quickly as we can. We invested heavily in the development of an intellectual property portfolio based on feedstock ownership and margin protection. The history of the biodiesel industry has proven that our strategy was correct and that our investment in intangible assets to secure feedstock in lieu of physical production assets without feedstock was justified. Most of the existing U.S. biodiesel fleet is offline and the refineries that are operating are doing so with low and volatile margins that yield low enterprise valuations. We believe that this environment presents us with compelling consolidation opportunities; we believe that our intellectual properties, feedstock ownership and hedged refining margins position us to acquire qualified biodiesel production assets on favorable terms. This can minimize the capital intensity of our expansion and accelerate our construction efforts. We are currently exploring a number of opportunities in this regard.

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

2.   GS Design, Inc. (100%)                                                       Active                  Operating
       Bollheimer & Associates, Inc. (100%)                                       Active                  Operating
       GS Rentals, LLC (100%)                                                   Inactive                    Holding

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from continuing operations of $47,975,579 for the year ended December 31, 2008. As of December 31, 2008 the Company had $288,495 in cash, and current liabilities exceeded current assets by $59,951,697 which included convertible debentures of $11,792,387, net of discounts, accrued interest payable of $7,035,935, $3,979,437 in purchase obligations, $4,821,738 in amounts due to the prior owners of our oilseed crush facility and $1,900,333 in related party debt. None of these items are required to be serviced out of the Company's regular cash flows and the Company's working capital deficit net of these amounts is $30,421,868. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations

The following table sets forth, for the periods presented, revenues, expenses and net income in our condensed consolidated statement of operations, as well as other key financial and operating data:

                                                                 12/31/08        12/31/07
                                                             ----------------------------
Summary Statement of Operations:
Revenue ..................................................   $ 23,616,662    $ 14,680,387
Cost of revenues .........................................     20,251,865      13,087,788
                                                             ------------    ------------
  Gross profit ...........................................      3,364,797       1,592,599

Selling, general and administrative expenses .............      41,260720      21,508,878
                                                             ------------    ------------
   Income (loss) from operations .........................    (37,895,923)    (19,916,279)

Other income (expense), net ..............................     (7,202,803)     (5,971,568)
                                                             ------------    ------------
   Loss before minority interest and taxes ...............    (45,098,726)    (25,887,847)

Minority interest in net loss of consolidated subsidiaries         15,327      (1,265,762)
 (Provision for) benefit from income taxes ...............       (152,445)        (51,545)
Income from discontinued operations ......................     (2,739,735)      2,533,309
                                                             ------------    ------------
   Net loss ..............................................   $(47,975,579)   $(24,671,845)
                                                             ============    ============

Other financial data:
Net cash flows (used in) provided by operating activities       3,419,511       2,864,508
Net cash flows (used in) provided by investing activities     (10,910,629)     (4,276,647)
Net cash flow (used in) provided by financing activities .      7,292,620         273,545
                                                             ------------    ------------
   Net (decrease) increase in cash and cash equivalents ..       (198,498)     (1,138,594)


Operating data:
Corn oil extracted (gallons) .............................      1,223,562         184,499
Biodiesel produced (gallons) .............................      1,339,750            --
Average gross price of biodiesel sold per gallon ($) .....   $       3.68    $       --

Culinary oils produced (gallons) .........................        762,903       1,083,583
Animal feed produced (tons) ..............................          6,464           9,793


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

In the comparable period of the prior year, revenue totaled $14,680,387, of which $5,308,241 was attributable to culinary oil sales and $9,101,281 from equipment sales and $270,866 from the sales of corn oil for biofuel production.

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

Cost of Revenues

Cost of revenues for the twelve months ended December 31, 2008 were $20,251,865, or 85.8% of revenue as compared to $13,087,788, or 89.2% of revenue for the same period in 2007.

Cost of revenues for the Company's oilseed crush facility, which was acquired in March 2007, were $7,631,614 for the twelve months ended December 31, 2008 as compared to $5,384,135 from the period of acquisition in March 2007 through December 31, 2008, and were primarily attributable to oilseed purchases and direct labor. Cost of revenue for our equipment and technology sales business were $5,074,122 for the twelve months ended December 31, 2008 as compared to $7,187,047 for the same period in 2007. This decrease was attributable to the decreased costs associated with the biodiesel production equipment sold to third party clients. During the twelve months ended December 31, 2008, the Company's biofuel production costs of revenue were $7,416,709 as compared to $516,606 for the same period in 2007, and were attributable to costs of corn oil, transportation and maintenance for our four corn oil extraction facilities. Cost of sales for the company's corporate reporting unit was $129,419 and $0 for the twelve months ended December 31, 2008 and 2007 related to corn oil royalties. Included within cost of revenue is depreciation and amortization expense of $1,397,876 and $712,713 for the years ended December 31, 2008, and 2007, respectively. Depreciation and amortization expense increased by $685,163 over the same period in 2007.

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

Included in our operating expenses for the year ended December 31, 2008 was $7,252,883 in stock-based compensation (as compared to $2,683,548 for the year ended December 31, 2007), $21,341,999 in accelerated amortization charges associated with the impairment of our technology and equipment segment and our culinary oil production segment, and $2,100,000 in other amortization charges. The increase in operating expenses was primarily due to the Company's changed business operations during 2008 and the development and early stage nature of those operations during the first half of 2008, and included non-recurring equity and other transactions relating to our restructuring.

Management believes that selling, general and administrative expenses over the next reporting period will be reduced as a percent of revenue as we expand our corn oil extraction and biodiesel refining capabilities.

Interest Expense

Interest expenses and financing costs for the year ended December 31, 2008 were $8,428,804 and $4,983,949 for the year ended December 31, 2007. Included in the year ended December 31, 2008 was $6,924,723 of interest expense, consisting of $6,810,766 in accrued interest, $113,957 in accrued interest due to a related party, and $1,504,081 in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the year ended December 31, 2008.

Expenses Associated with Change in Convertible Liabilities

As of December 31, 2008, the Company had several convertible debentures due to YA Global Investments, LP. The Company accounted for the convertible debentures in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company's common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value. We recognize interest expense for the conversion liability which is added to the principal of the debenture. We also recognize interest expense for accretion of the conversion liability over the term of the note. The additional value for the conversion features of $1,504,081 for the year ended December 31, 2008 have been recognized within Other income (expense) as Changes in conversion liabilities in the accompanying financial statements, including $127,350 for related party debt.

Net Income or Loss

Net loss from continuing operations for the year ended December 31, 2008, was $45,235,844 as compared to a loss from continuing operations of $27,205,154 from the same period in 2007. Net loss from discontinued operations for twelve months ended December 31, 2008 was $2,739,735 as compared to a net gain of $2,533,309 for the same period in 2007.

The Company's net loss during the twelve months ended December 31, 2008 was $47,975,579, which is increased from the $24,823,720 loss recorded in the same period of 2007. The primary reasons for the magnitude of this net loss were expenses attributable to the transition from technology development to mature market execution, our new product and service mix, and expenses attributable to past financing and restructuring activities as well as charges relating to the impairment of intangibles and goodwill. The loss also included the following non-cash items: amortization and impairment charges relating to the Company's NextGen Fuel, Inc. and Sustainable Systems, LLC subsidiaries of about $21,000,000; amortization of debt discount and deferred financing fees of about $3,400,000; the loss on the sale of the Company's investments in GS EnviroServices and Sterling Planet was about $3,400,000; non-recurring equity charges relating mostly to the issuance of the Company's Series B preferred stock to its employees were about $7,250,000; accrued legal and other fees relating to the Company's previously planned $38,000,000 financing with CleanBioenergy Partners, LLC of about $2,000,000; depreciation expenses of about $1,400,000; and, accrued interest of about $6,900,000.

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

>>   Financing   Activities   $7,292,620  of  net  cash  provided  by  financing
     activities primarily from credit line advances and an increase in related party debt offset by the repayment of debt.

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

The Company had a working capital deficit of $59,951,696 at December 31, 2008, which includes convertible debentures of $11,792,387, accrued interest payable of $7,035,935, $3,979,437 in purchase obligations, $4,821,738 in amounts due to the prior owners of our oilseed crush facility and $1,900,333 in related party convertible debentures. Despite their classification as current liabilities current convertible debentures and accrued interest ($20,728,655) are not serviceable out of the Company's cash flows (the terms of the convertible debt require repayment in shares of either GreenShift Corporation or GS AgriFuels Corporation common stock); the $3,979,437 in purchase obligations, to the extent due, are tied to the earnings of the Company's equipment sales business and can only be serviced after the Company's senior secured debt has been serviced; and, the notes payable to the prior owners of our oilseed crush facility ($4,821,738) pursuant to the relevant acquisition agreements are in default due to the failure by the selling shareholders to disclose that Sustainable did not hold title to its now-owned Culbertson, Montana oilseed crushing facility at the time of the acquisition by GS AgriFuels. The Company's working capital deficit net of these amounts is $30,421,866.

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

                                                                                                           2013 and
                                                         2009          2010         2011         2012     Thereafter          Total
                                                  -----------   -----------   ----------  -----------    -----------    -----------
Current convertible debt obligations (1) ......   $ 7,934,631   $      --     $      --     $      --     $      --     $ 7,934,631
Current convertible debt, related parties .....     1,772,983          --            --            --            --       1,772,983
Current note payable obligations (2) ..........     4,628,330          --            --            --            --       4,628,330
Other current obligations .....................       787,872          --            --            --            --         787,872
Long term convertible debt obligations, net (3)          --            --      21,211,842          --            --      21,211,842
Long term note payable obligations, net .......          --       2,157,568     1,436,597     1,339,296     5,860,217    10,793,678
Convertible purchase obligations (4) ..........     3,804,287          --            --            --            --       3,804,287
Other purchase obligations (5) ................     4,996,888          --            --            --            --       4,996,888
Other obligations .............................          --            --            --            --         247,462       247,462
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Total obligations .............................   $23,924,991   $ 2,157,568   $22,648,439   $ 1,339,296   $ 6,107,679   $56,177,973

-----------
(1) Current convertible debt obligations represents amounts due to third parties but that are payable in the form of either GreenShift Corporation common stock or GS AgriFuels Corporation common stock. The terms of the Company's convertible debt do not generally require regular principal or interest payments in cash. The amount due at December 31, 2008 was $7,934,631, including reductions of $554,657 from conversions for the year ended December 31, 2008 and new debentures for $1,871,851 added during the year ended December 31, 2008.

(2) Current note payable obligations of $4,628,330 included $2,071,886 at December 31, 2008 due to Stillwater Asset Backed Fund, L.P., the proceeds of which were used to complete the Company's 2006 acquisition of NextGen Fuel, Inc. and the current portion of other notes payable of $2,556,444 The Company primarily services these obligations out of its equipment and technology sales cash flows.

(3) Long term convertible debt obligations include $8,351,842 and $12,860,000 due from GreenShift and GS AgriFuels, respectively, to YA Global Investments, L.P. ("YAGI"). The amount due from GreenShift and GS AgriFuels were reduced by $2,000,000 and $1,000,000, respectively, during the year ended December 31, 2008 with the proceeds from GreenShift's sale of its former environmental services division. The Company intends to refinance the substantial majority of its convertible debt due to YAGI before its maturity date of December 31, 2011.

(4) Purchase obligations pertain to the 2007 acquisition by GS AgriFuels of Sustainable Systems, Inc., the holding company for our oilseed crush facility. These amounts include $3,804,287 in GS AgriFuels current convertible debentures payable to the prior owners of our oilseed crush facility (see Note 16 to the Consolidated Financial Statements). The Company expects to restructure the terms and conditions of the relevant purchase agreements for its oilseed crush facility.

(5) Other purchase obligations at December 31, 2008 include $3,979,437 relating to GS AgriFuels' 2006 acquisition of NextGen Fuel, Inc., which obligations are potentially subject to adjustment by the terms of the relevant acquisition agreements and, to the extent due, may only be serviced by the Company after the Company has serviced and remains in continuing compliance with its senior debt obligations and $1,017,451 in notes payable to the prior owners of our oilseed crush facility (see Note 16 to the Consolidated Financial Statements). The Company expects to restructure the terms and conditions of the relevant purchase agreements for its oilseed crush facility.

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES



                                                                                                     Page No
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm...................................................41

Consolidated Balance Sheet ...............................................................................42

Consolidated Statements of Operations ....................................................................43

Consolidated Statements of Stockholders' Equity...........................................................44

Consolidated Statements of Cash Flows.....................................................................46

Notes to Consolidated Financial Statements ...............................................................48


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

As discussed in the notes to the financial statements entitled "RESTATEMENTS", certain errors were discovered by management of the Company subsequent to the date of the original filing. Accordingly, the 2007 and 2008 financial statements have been restated and an adjustment has been made to accumulated deficit as of January 1, 2007 due to corrections made for the years ended December 31, 2007 through 2008.


                                  /s/ Rosenberg Rich Baker Berman & Company


Bridgewater,  New Jersey

April 14, 2009, except as to Note 29, as to which the date is October 13, 2009.

                    GREENSHIFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2008
                                                                                        RESTATED         RESTATED
                                                                                      12/31/2008       12/31/2007
                                                                                   ------------------------------
ASSETS
Current assets:
   Cash ........................................................................   $     288,495    $     486,993
   Restricted cash .............................................................         406,954          425,623
   Accounts receivable, net of allowance of doubtful
    accounts of $46,962 in both years ..........................................         896,193        1,049,671
   Inventories .................................................................       2,914,514        5,017,233
   Cost and earnings in excess of billings .....................................         175,592          140,592
   Project development costs ...................................................         379,355          281,991
   Prepaid expenses and other assets ...........................................         222,664          483,507
                                                                                   -------------    -------------
     Total current assets ......................................................       5,283,767        7,885,610
                                                                                   -------------    -------------
Other Assets:
   Property and equipment, net .................................................      25,312,706        4,105,348
   Deposits ....................................................................         368,335            5,034
   Construction in progress ....................................................       6,023,012        4,844,913
   Intangible assets, net ......................................................          50,478       12,286,883
   Deferred financing costs, net ...............................................         508,773        1,444,701
   Long term investments .......................................................       2,501,324        4,186,657
   Assets of discontinued operations, non-current ..............................            --          9,214,502
   Goodwill ....................................................................       7,281,993        8,364,457
                                                                                   -------------    -------------
     Total other assets ........................................................      42,046,621       44,452,495
                                                                                   -------------    -------------
TOTAL ASSETS ...................................................................   $  47,330,388    $  52,338,105
                                                                                   =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
   Line of credit ..............................................................   $  11,790,073    $   1,833,192
   Accounts payable and accrued expenses .......................................      20,237,601        8,703,067
   Accrued interest payable ....................................................       6,856,224        3,887,662
   Accrued interest payable - related party ....................................         179,711          196,832
   Billings in excess of earnings ..............................................          13,576        1,222,807
   Deferred tax liability ......................................................            --             59,630
   Deferred revenue, current portion ...........................................         107,325        1,582,500
   Income tax payable ..........................................................          45,000           45,000
   Current portion of long term debt ...........................................      10,413,090       10,541,390
   Convertible debenture - related party debt, net of discount .................       1,900,333        5,335,351
   Current portion of convertible debentures, net of discount ..................      11,792,387        5,292,072
   Other current liabilities ...................................................         604,587             --
   Liabilities due to shareholders .............................................         932,328        1,968,762
   Liabilities of discontinued operations, current .............................         363,228        3,925,236
                                                                                   -------------    -------------
     Total current liabilities .................................................      65,235,463       44,593,501
                                                                                   -------------    -------------
   Long term debt, net of current ..............................................      10,793,678        2,376,906
   Asset retirement obligation .................................................         247,462           60,290
   Deferred revenue, net of current portion ....................................         127,244             --
   Mandatorily redeemable preferred equity .....................................      10,440,000             --
   Liabilities of discontinued operations, net of current ......................            --            306,003
   Convertible debentures, net of current ......................................      21,188,196       30,614,629
                                                                                   -------------    -------------
     Total long term liabilities ...............................................      42,796,580       33,357,828
                                                                                   -------------    -------------
Total liabilities ..............................................................     108,032,043       77,951,329
                                                                                   -------------    -------------
Minority interest in subsidiary ................................................           9,673             --
                                                                                   -------------    -------------
Stockholders' deficit
   Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
     Series A: 0 and 1,254,244 shares issued and outstanding, respectively .....            --              1,254
     Series B: 2,519,219 and 151,250 shares issued and outstanding, respectively           2,519              151
     Series C: 0 shares issued and outstanding ..................................            --               --
     Series D: 800,000 and 800,000 shares issued and outstanding, respectively..             800              800
     Series E : 20,000 and 0 shares issued and outstanding, respectively .......              20              --
   Common stock, $0.001 par value, 500,000,000 authorized;
     95,144,983 and 30,693,083, shares issued and outstanding, respectively ....          95,144           30,693
   Additional paid-in capital ..................................................      79,662,413       66,175,522
   Accumulated deficit .........................................................    (140,472,224)     (91,821,644)
                                                                                   -------------    -------------
     Total stockholders' equity (deficit) ......................................     (60,711,328)     (25,613,224)
                                                                                   -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................   $  47,330,388    $  52,338,105
                                                                                   =============    =============
            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                                                             RESTATED         RESTATED
                                                             12/31/08         12/31/07
                                                        ------------------------------
Revenue .............................................   $  23,616,662    $  14,680,387
Cost of revenues ....................................      20,251,865       13,087,788
                                                        -------------    -------------
  Gross profit ......................................       3,364,797        1,592,599

Operating expenses:
   General and administrative expenses ..............      10,402,405        5,393,765
     Selling expenses ...............................         182,201           82,506
   Research and development .........................          18,732           95,243
   Impairment of goodwill ...........................       8,786,183       11,153,816
Loss on write-down of assets ........................      12,555,816             --
   Amortization of intangibles ......................       2,100,000        2,100,000
     Gain on equipment disposal .....................         (37,500)            --
   Stock based compensation .........................       7,252,883        2,683,548
                                                        -------------    -------------
     Total operating expenses .......................      41,260,720       21,508,878
                                                        -------------    -------------

Net income (loss) from operations ...................     (37,895,923)     (19,916,279)

Other income (expense):
   Loss on disposal and impairment of investments ...        (685,333)        (532,977)
   Amortization of debt discount & deferred financing      (3,410,901)      (1,080,256)
   Gain on extinguishment of debt ...................       5,013,439             --
     Miscellaneous income ...........................         308,796          718,248
   Other expense ....................................            --            (92,634)
   Conversion liabilities ...........................      (1,376,731)            --
   Conversion liabilities - affiliate ...............        (127,350)            --
   Interest expense - affiliate .....................        (113,957)         (24,972)
   Interest expense .................................      (6,810,766)      (4,958,977)
                                                        -------------    -------------
     Total other income (expense), net ..............      (7,202,803)      (5,971,568)
                                                        -------------    -------------
Income (loss) before provision for income taxes .....     (45,098,726)     (25,887,847)
(Provision for)/benefit from income taxes ...........        (152,445)         (51,545)
                                                        -------------    -------------
Income (loss) before minority interest ..............     (45,251,171)     (25,939,392)
                                                        -------------    -------------
Minority interest ...................................          15,327       (1,265,762)
                                                        -------------    -------------
Net income (loss) from continuing operations ........   $ (45,235,844)   $ (27,205,154)
                                                        -------------    -------------
Discontinued operations:
Gain (loss) from disposal of discontinued operations       (2,739,735)       2,481,691
Gain (loss) from discontinued operations ............            --             51,618
                                                        -------------    -------------
   Total discontinued operations ....................      (2,739,735)       2,533,309
                                                        -------------    -------------
Net loss ............................................     (47,975,579)     (24,671,845)

Preferred dividends .................................            --           (151,875)
                                                        -------------    -------------
Net income (loss) attributable to common shareholders   $ (47,975,579)   $ (24,823,720)
                                                        =============    =============
Weighted average common shares outstanding
Basic  and diluted ..................................      73,847,361        9,060,512

Earnings (loss) per share
Basic
Loss from continuing operations .....................   $       (0.61)   $       (3.00)
Income (loss) from discontinued operations ..........           (0.04)            0.28
                                                        -------------    -------------
Net loss per share - basic and diluted ..............   $       (0.65)   $       (2.74)
                                                        =============    =============

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.



                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007
                                                              Series C        Series D         Series E
                           Series A          Series B        Preferred       Preferred         Preferred
                        Preferred Stock  Preferred Stock       Stock           Stock             Stock
                          Shares  Amount   Shares  Amount  Shares  Amount  Shares  Amount    Shares   Amount
                         --------- ------ --------- ------- ------- ------- ------- ------- --------- --------
Balance at 12/31/06,    1,254,244 $438,750   $ 439     --      --  1,000,00   --     $ --     1,254    1,000
Restated                 ========= ====== ========= ======= ======= ======= ======= ======= ========= ========
Settlement of debt            --     --        --      --      --      --      --      --        --       --
Sale of subsidiary            --     --        --      --      --      --      --      --        --       --
Shares issued for
conversion of                 --     --        --      --      --      --      --      --        --       --
debentures
Feature on
convertible preferred         --     --        --      --      --      --      --      --        --       --
stock
Adjustment for
acquisition of entity         --     --        --      --      --      --      --      --        --       --
under common control
Stock based                   --     --        --      --      --      --      --      --        --       --
compensation
Cancellation of debt          --     --        --      --      --      --      --      --        --       --
- related party
Conversion of                 --     --        --      --      --      --      --      --        --       --
minority interest
Conversion of Series
B Preferred Stock to          --     --  (287,500)  (288)      --      --      --      --        --       --
Common
Conversion of Series
D Preferred Stock to          --     --        --      --      --      --  (200,000) (200)       --       --
Common
Net loss                      --     --        --      --      --      --      --      --        --       --
                        --------- ------ --------- ------- ------- ------- ------- ------- --------- --------
Balance at 12/31/07,    1,254,244 $151,250  $ 151      --      --  800,000  $ 800        --       --   1,254
Restated                ========= ====== ========= ======= ======= ======= ======= ======= ========= ========
Adjustment of                 --     --        --      --      --      --      --      --        --       --
conversion of
subsidiary minority
interest
Write-off of
derivative due to
debt restructure              --     --        --      --      --      --      --      --        --       --
Shares issued for
conversion of                 --     --        --      --      --      --      --      --        --       --
debentures
Adjustment for
transfer of entity            --     --        --      --      --      --      --      --        --       --
under common control
Stock based                   --     --        --      --      --      --      --      --        --       --
compensation
Cancellation of debt          --     --        --      --      --      --      --      --        --       --
- related party
Conversion of          (1,254,244)(1,254)      --      --      --      --      --      --        --       --
minority interest
Repurchase of                 --     --        --      --      --      --      --      --        --       --
subsidiary stock
Cancellation of debt          --     --        --      --      --      --      --      --        --       --
- related party
Conversion of Series
B Preferred Stock to          --     --  (151,250)  (151)      --      --      --      --        --       --
Common
Issuance of Series B
Preferred Stock to            --     --  3,025,333  3,025      --      --      --      --        --       --
create Employee Pool
Partial Conversion of         --     --  (506,114)  (506)      --      --      --      --        --       --
Series B to Common
Conversion of debt            --     --        --      --      --      --      --      --        --       --
Common stock issued           --     --        --      --      --      --      --      --        --       --
for financing fees
Acquisition of                --     --        --      --      --      --      --      --    20,000       20
subsidiary
Priority return on
subsidiary                    --     --        --      --      --      --      --      --        --       --
Capital
Net loss                      --     --        --      --      --      --      --      --        --       --
                        --------- ------ --------- ------- ------- ------- ------- ------- --------- --------
Balance at 12/31/08,          --     --  2,519,219  2,519      --      --  800,000  $ 800    20,000   $   20
Restated                ========= ====== ========= ======= ======= ======= ======= ======= ========= ========

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007
                                                                           Additional
                                                                              Paid-in      Accumulated            Total
                                                        Common Stock          Capital          Deficit           Equity
                                        -------------   -------------  --------------    -------------    -------------
                                               Shares          Amount          Amount           Amount           Amount
                                        -------------   -------------  --------------    -------------    -------------
Balance at 12/31/06, Restated .......       4,917,848   $       4,918   $  56,252,928    $ (66,997,924    $ (10,737,385)
                                        =============   =============   =============    =============    =============
Settlement of debt ..................         559,022             559         310,963             --            311,522

Sale of subsidiary ..................            --              --         1,958,883             --          1,958,883

Shares issued for conversion
of debentures .......................       3,481,697           3,482       2,173,566             --          2,177,048

Preferred dividend ..................            --              --           151,875         (151,875)            --

Adjustment for acquisition of entity
under common control ................            --              --         2,411,821             --          2,411,821

Stock based compensation ............         489,516             489       2,501,152             --          2,501,641

Cancellation of debt - related party             --              --           363,091             --            363,091

Conversion of minority interest .....         200,000             200          71,800             --             72,000

Conversion of Series B Preferred
Stock to Common .....................         245,000             245              43             --               --

Conversion of Series D Preferred
Stock to  Common ....................      20,800,000          20,800         (20,600)            --               --

Net loss ............................            --              --              --        (24,671,845)     (24,823,720)
                                        -------------   -------------   -------------    -------------    -------------
Balance at 12/31/07, Restated .......      30,693,083   $      30,693   $  66,175,522    $ (91,821,644)   $ (25,613,224)
                                        =============   =============   =============    =============    =============
Adjustment of conversion of
subsidiary minority interest ........            --              --           183,373             --            183,373

Shares issued for conversion
of debentures .......................      11,000,597          11,000         543,657             --            554,657

Adjustment for transfer of entity
under common control ................            --              --           (27,800)            --            (27,800)

Stock based compensation ............         850,000             850          50,550             --             51,400

Cancellation of debt - related party             --              --         2,952,968             --          2,952,968

Conversion of minority interest .....          25,084              25           1,229             --               --

Repurchase of subsidiary stock ......            --              --        (1,950,000)            --         (1,950,000)

Cancellation of debt - related party             --              --           293,085             --            293,085

Conversion of Series B Preferred
 Stock to Common ....................       6,797,634           6,798          (6,647)            --               --

Issuance of Series B Preferred
Stock to  create Employee Pool ......            --              --         7,215,308             --          7,218,333

Partial Conversion of Series B ......      12,652,825          12,653         (12,147)            --               --
Stock to Common

Conversion of debt ..................       6,875,000           6,875       1,093,125             --          1,100,000

Common stock issued
for financing fees ..................       6,250,000           6,250       1,084,511             --          1,090,761

Acquisition of  subsidiary ..........      20,000,760          20,000       2,065,680             --          2,085,700

Priority return on subsidiary capital            --              --              --           (675,001)        (675,001)

Net loss ............................            --              --              --        (47,975,579)     (47,975,579)
                                        -------------   -------------   -------------    -------------    -------------
Balance at 12/31/08, Restated .......      95,144,983   $      95,144   $  79,662,413    $(140,472,224)   $ (60,711,328)
                                        =============   =============   =============    =============    =============

            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007
                                                                       RESTATED            RESTATED
                                                            Twelve Months Ended Twelve Months Ended
                                                                    December 31         December 31
                                                                           2008                2007
                                                            ------------------- -------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss from continuing operations .........................   $(47,975,579)   $(24,671,845)
   Net income from discontinued operations .....................      2,739,735      (2,533,309)

Adjustments to reconcile net loss to net cash
  Provided by (used in) used in operating activities

   Gain on disposal of equipment ...............................        (37,500)           --
   Depreciation and amortization ...............................      1,397,876         712,173
   Amortization of intangibles .................................      2,100,000       2,100,000
   Amortization of debt discount and deferred financing costs ..      3,410,901       1,080,255
   Change in allowance for doubtful accounts ...................           --              --
   Interest from conversion liabilities ........................      1,504,081            --
   Stock based compensation ....................................      7,252,883       3,060,756
   Loss on disposal of investment ..............................        685,333         532,977
   Impairment of goodwill ......................................      8,786,183      11,153,816
   Write-down of assets ........................................     12,555,816            --
   Accretion of asset retirement obligation ....................          4,156            --
   Forgiveness of debt .........................................     (5,013,438)           --
   Minority interest ...........................................        (15,327)      1,265,762

Change in assets and liabilities, net of acquisitions
   Accounts receivable, net ....................................        540,955        (293,935)
   Prepaid expenses ............................................        828,800          62,240
   Inventory ...................................................      3,338,438      (1,252,065)
   Deposits ....................................................       (348,301)           --
   Costs in excess of earnings .................................        (35,000)         63,670
   Deferred financing costs ....................................       (902,498)           --
   Income tax payable ..........................................           --           114,788
   Accrued interest ............................................      5,218,352            --
   Accrued interest ............................................        179,711            --
   Billings in excess of cost ..................................     (1,209,231)      1,138,452
   Accounts payable and accrued expenses .......................      9,371,296      10,350,789
   Deferred taxes ..............................................        (59,630)        (20,017)
   Deferred revenue ............................................       (990,368)           --
   Accrued warranty ............................................         91,867            --
                                                                   ------------    ------------
      Net cash provided by (used in) operating activities ......      3,419,511       2,864,508
                                                                   ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES

   Cash paid for acquisition ...................................        (80,000)       (422,078)
   Cash acquired from acquisition ..............................           --           185,092
   Construction in progress ....................................     (4,039,584)           --
   Project development costs ...................................        (97,364)        (11,518)
   Proceeds from sales of investment ...........................      1,000,000            --
   Proceeds/advances of cash under restriction .................           --        (1,211,601)
   Restricted cash released from restriction ...................         18,669         785,978
   Proceeds from sale of equipment .............................      1,050,000            --
   Additions to and acquisition of property, plant and equipment     (8,762,350)     (3,602,520)
                                                                   ------------    ------------
      Net cash provided by (used in) investing activities ......    (10,910,629)     (4,276,647)
                                                                   ------------    ------------


            The notes to the Consolidated Financial Statements are an
                       integral part of these statements.

                    -GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

                                                                       RESTATED            RESTATED
                                                            Twelve Months Ended Twelve Months Ended
                                                                    December 31         December 31
                                                                           2008                2007
                                                            ------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from debt ..............................................     2,428,038            420,191
Repayment of debt ...............................................    (2,138,878)        (2,680,261)
Repayment of line of credit .....................................    (1,725,765)              --
Proceeds from line of credit ....................................     9,987,808          1,503,881
Proceeds from related party debt ................................          --            1,291,084
Repayment of related party debt .................................      (398,064)          (261,350)
Repayment of notes payable - affiliate ..........................    (2,686,574)              --
Issuance of long term debt ......................................          --                 --
Issuance of related parry debt ..................................        (3,612)              --
Issuance of convertible debentures ..............................     1,010,598               --
Cash paid to minority  shareholders .............................      (843,388)              --
Issuance of convertible debentures - related party ..............     1,662,457               --
                                                                    -----------        -----------
   Net cash provided by (used in) financing activities ..........     7,292,620            273,545
                                                                    -----------        -----------

Net increase (decrease) in cash .................................   $  (198,498)       $(1,138,594)

Cash at beginning of period .....................................       486,993          1,625,587
                                                                    -----------        -----------

Cash at end of period ...........................................   $   288,495        $   486,993
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

2        GOING CONCERN

The Company had a working capital deficit of $59,951,696 at December 31, 2008, which includes convertible debentures of $11,792,387, accrued interest payable of $7,035,935, $3,979,437 in purchase obligations, $4,821,738 in amounts due to the prior owners of our oilseed crush facility and $1,900,333 in related party debt. Despite their classification as current liabilities current convertible debentures and accrued interest ($20,728,655) are serviceable out of the Company's cash flows (the terms of the convertible debt require repayment in shares of either GreenShift Corporation or GS AgriFuels Corporation common stock); the $3,979,437 in purchase obligations, to the extent due, are tied to the earnings of the Company's equipment sales business and can only be serviced after the Company's senior secured debt has been serviced; and, the notes payable to the prior owners of our oilseed crush facility ($4,821,738) pursuant to acquisition agreements that are now in default due to the failure by the selling shareholders to disclose that Sustainable did not hold title to its now-owned Culbertson, Montana oilseed crushing facility at the time of the acquisition by GS AgriFuels. The Company's working capital deficit net of these amounts is $30,421,866.


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

Inventories at December 31, 2008 and 2007 consist of the following:

                                                2008                       2007
                                       ----------------------------------------
Separators and related parts            $    169,000               $    169,000
Equipment inventories                        479,167                    765,415
Raw materials and supplies                 1,322,962                  3,089,679
Finished goods                               943,385                    993,139
                                       -------------              -------------
Total Inventory                         $  2,914,514               $  5,017,233
                                        ============               ============

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

At December 31, 2008, the Company's balance sheet included intangible assets with an aggregate carrying value of $7,332,472 representing approximately 15.5% of total assets and including $7,281,993 in goodwill as compared to an aggregate carrying value of $20,651,340 at December 31, 2007, representing approximately 48.0% of total assets and including $8,364,457 in goodwill. This goodwill was recorded in connection with the series of acquisitions completed by the Company since April 1, 2005. During the year ended December 31, 2008, $7,281,993 in goodwill was recorded in relation to the acquisition of Biofuel Industries Group, LLC ("BIG") and $421,727 in goodwill was recorded in relation to the acquisition of Bollheimer & Associates. During the year ended December 31, 2007, $13,158,877 in goodwill was recorded in relation to the acquisition of Sustainable System, Inc. During the year ended December 31, 2006, $5,453,816 in goodwill was recorded in relation to the acquisition of NextGen Fuel, Inc. During the year ended December 31, 2005, $905,579 in goodwill was recorded in relation to the acquisition of GS Design Services, Inc.

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

Deferred finance costs represent costs paid to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature are reflected as a debt discount. These costs and discounts are amortized over the life of the related debt. Amortization expense related to these costs and discounts were $3,410,901 and $1,080,255 for the years ended December 31, 2008 and 2007, respectively and are included in other expense.

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

FAIR VALUE MEASUREMENTS

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

                                                                              Fair Value
                                                    ---------------------------------------------------------------
As of December 31, 2008                                Level 1         Level 2         Level 3          Total
-------------------------------------------------------------------------------------------------------------------
Embedded conversion liabilities                       $    --          $    --     $ 1,504,081      $ 1,504,081

The following  table  reconciles,  for the period ended  December 31, 2008,  the beginning and ending balances for financial  instruments  that are recognized at fair value in the consolidated financial statements:
Balance of Embedded Conversion Liability at December 31, 2007                                                   --
Present Value of beneficial conversion features of debentures                                            1,428,314
Accretion adjustments to fair value - beneficial conversion features                                        21,767
                                                                                                 -----------------
Balance at December 31, 2008                                                                     $       1,504,081
                                                                                                 =================

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the conversion liability which is added to the principal of the debenture. The Company also recognizes interest expense for accretion of the conversion liability to fair value over the term of the note.

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

STOCK OPTIONS

Activity under the Plan and issuances of options and/or warrants for the period ended December 31, 2008 is as follows:
                                                                          Number of Shares      Weighted Average
                                                                                                 Exercise Price
                                                                        ----------------------------------------
Outstanding at December 31, 2006                                                  996,629      $           5.00
   Granted at fair value                                                               --                    --
   Forfeited                                                                        (350)                    --
   Exercised                                                                           --                    --
                                                                        -----------------     -------- ---------

Outstanding at December 31, 2007                                                  996,279      $           5.00
   Granted at fair value                                                               --                    --
   Forfeited                                                                           --                    --
   Exercised                                                                           --                    --
                                                                        -----------------      ----------------

Outstanding at December 31, 2008                                        $         996,279      $           5.00
                                                                        =================      ================

Exercisable                                                             $         996,279      $           5.00
                                                                        =================      ================

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

The only conditions in which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

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

The components of discontinued operations are as follows:
                                                                       2008            2007
                                                                ------------     -----------
Net revenues ............................................       $       --      $ 15,286,064
Cost of revenues ........................................               --        10,962,181
                                                                ------------    ------------
     Gross profit .......................................               --         4,323,883
                                                                ------------    ------------

Selling, general and administrative expense .............               --         4,200,810
                                                                ------------    ------------
     (Loss) income from operations ......................               --        (4,200,810)
                                                                ------------    ------------
Other income and expenses, net ..........................               --           (76,395)
                                                                ------------    ------------
     Total other income and expense .....................               --           (76,395)
                                                                ------------    ------------
     (Loss) income before provision for income taxes ....               --            46,678
Total provision for tax .................................               --             4,940
                                                                ------------    ------------
     Net income (loss) from discontinued operations .....               --            51,618
       Gain (loss) on disposal of discontinued operations         (2,739,735)      2,481,691
                                                                ------------    ------------
     Total income (loss) - discontinued operations ......   $   (2,739,735)$       2,533,309
                                                                ============    ============

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

This letter agreement was amended during the second quarter 2008 in connection with the sale by GS EnviroServices of substantially all of its assets (see below) to provide for the payment of $1,000,000 to redeem the remaining 6,266,667 shares of GS EnviroServices held by the Company. This payment was made to YAGI in June 2008 in return for the reduction of the Company's subsidiary's (GS AgriFuels Corporation) convertible debt obligations to YAGI by $1,000,000. As a result of this total liquidation of our majority stake in GS EnviroServices, we recognized a loss on disposal of discontinued operations in the amount of $2,739,735 and the 2007 assets and liabilities of GS EnviroServices have been presented as assets and liabilities of discontinued operations.

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

The material assumptions used for Sustainable Systems assumed that the expansion would not be completed we then forecast sales using the 2008 financials as a base year and then increased sales by 6.5% per year thereafter and expenses by 3%. We assumed an operating margin and a net margin between 8 and 13%. throughout the forecast period. For NextGen Fuel we assumed the sale of only one 10 million gallon per year system per year (versus three systems per year) for the same projection period of 2009 to 2014, and we assumed the same sales increase of 6.5% and the same 3% per year increase in expenses.

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

On September 13, 2006, GS AgriFuels entered into a financing agreement with Sustainable Systems, LLC whereby GS AgriFuels would invest a total of $3,000,000 into the company for a 15% stake in the company. As of March 6, 2007, we had acquired an approximately 15% interest through advances of $2,000,000, accounted for under the cost method. On March 6, 2007, GS AgriFuels completed the acquisition of the remaining approximately 85% of the outstanding capital stock of Sustainable Systems, Inc. The total negotiated purchase price was

$12,657,093, to be paid as follows: $100,000 in a short term note payable, notes payable issued to the sellers for $1,900,000, two convertible debenture issued to the sellers totaling $7,104,018, and $3,553,075 in GS AgriFuels' common stock at an agreed upon fair value of $4.50 per share. The $1.9 million note were agreed to be due upon the completion and commissioning of Sustainable's current plant expansion. The two $3.55 million debentures were agreed to be due on the first anniversary of the closing and the second anniversary of the closing, respectively. The excess of the purchase price over the net liabilities acquired had been recorded as goodwill in the amount of $13,158,877 as of December 31, 2007.

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

The Company's intangible assets at December 31, 2008 and 2007, respectively. include the following:
          Energy technology                                                     $          --    $14,700,000
          Patent                                                                       50,000         50,000
          Website                                                                      45,076             --
          Software                                                                     13,535             --
          Accumulated amortization                                                  (58,132)     (2,463,117)
                                                                                ----------------------------
          Intangible assets, net                                                $      50,478   $ 12,286,883
                                                                                ============================

Amortization of intangible assets was $2,100,000 and $2,100,000 for the twelve months ended December 31, 2008 and 2007 respectively. Estimated amortization expense for future years is as follows:
          2009                                                         $        7,659
          2010                                                                  5,093
          2011                                                                 5,093
          2012                                                                 5,054
          2013                                                                  3,203
          Thereafter                                                           24,376
                                                                       --------------
               Total                                                   $       50,478
                                                                       ==============

The changes in the carrying amount of goodwill during the twelve months ended
December 31, 2008 and 2007 are as follows:
                                        Equipment and      Culinary Oil          Biofuel
                                      Technology Sales       Production       Production            Total
Balance at January 1, 2007             $      905,579  $             --  $            --  $       905,579
Goodwill Acquisition                        5,453,816        13,158,877               --       18,612,693
Impairment/Loss                           (5,453,816)       (5,700,000)               --     (11,153,816)
                                      ---------------  ----------------  ---------------  ---------------
Balance at December 31, 2007                  905,579         7,458,877               --        8,364,456
Goodwill Acquisition                          421,727                --        7,281,993        7,703,720
Impairment/Loss                           (1,327,306)       (7,458,877)               --      (8,786,183)
                                      ---------------  ----------------  ---------------  ---------------
Balance at December 31, 2008          $            --  $             --  $     7,281,993  $     7,281,993
                                      ===============  ================  ===============  ===============


10        PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following:
                                                                                    2008              2007
                                                                         ---------------------------------
          Land and building                                              $     6,900,313  $      1,391,904
          Furniture and fixtures                                                  65,590            57,175
          Machinery and equipment                                              9,576,731         1,698,079
          Vehicles                                                                40,920            36,336
          Computer equipment                                                     265,529           186,572
          Processing equipment                                                10,966,199         1,285,584
          Leasehold improvements                                                 274,320           235,038
                                                                         ---------------  ----------------
            Sub-total                                                         28,089,603         4,890,688

          Less accumulated depreciation                                      (2,776,898)         (785,340)
                                                                            ------------  ----------------
               Total                                                     $    25,312,706  $      4,105,348
                                                                         ===============  ================

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

The estimated completion times for assets recorded in construction in progress are as follows:

Location                                                        Current Status
--------------------------------------------------------------------------------
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

Revolving Line of Credit for Construction of Corn Oil Extraction Facilities

On January 25, 2008, GS COES (Yorkville I), LLC, a subsidiary of the Company, closed on the terms of a Credit Agreement with YA Global Investments, LP ("YAGI"). On July 1, 2008, the Credit Agreement was amended to extend the commencement of payments to YAGI to October 1, 2008 and to extend all performance timelines to December 31, 2008. On December 11, 2008, the Credit Agreement was amended to extend the maturity date to January 31, 2011, to increase the revolving availability to $13,750,000, and to restructure the repayment provisions such that amounts advanced by YAGI would be repaid on the closing of financing from CleanBioenergy Partners, LLC, an affiliate of GE Energy Financial Services. The Credit Agreement was issued for the purpose of constructing and installing corn oil extraction facilities based on the Company's patented and patent-pending corn oil extraction technologies. While the revolving availability under the line of credit was increased to $13,750,000 in the December 11, 2008 amendment, and the Company was otherwise in compliance with the amended terms, the Company was unable to access the additional availability. The principal balance on the line of credit was $10,000,000 as of December 31, 2008, interest is accruing at the rate of 20% per annum, and the line and accrued interest is payable at the maturity date. The December 11, 2008 amendment also added a term allowing YAGI to convert interest and principal into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. The Company is currently in discussions with YAGI to restructure this line of credit since the CleanBioenergy financing failed to close as expected (see Note 28, Subsequent Events).

The Company accounted for the YAGI line of credit dated January 25, 2008 in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the YAGI line of credit could result in the principal being converted to a variable number of the Company's common shares. The carrying amount of the line of credit has been restated for the prior year (please see
Note 29 Restatements, below). The Company determined the value of the YAGI line of credit at issuance to be $11,036,554 which represented the face value of the principal plus the present value of the conversion feature. The liability for the conversion feature shall increase from its present value of $1,036,554 at issuance to its estimated settlement value of $1,111,111 at December 31, 2010. An expense of $8,284 was been recorded as interest expense for the accretion of the discount on the convertible note payable, thereby increasing the carrying value of the YAGI line of credit to $11,044,838 at December 31, 2008.

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

12       FINANCING ARRANGEMENTS

The  following  is a  summary  of the  Company's  financing  arrangements  as of
December 31, 2008 and 2007:
Current portion of long term debt:                                                  12/31/2008      12/31/2007
                                                                                  ----------------------------
Note payable from GS AgriFuels to Stillwater ..................................   $  2,071,886    $  3,800,000
Purchase obligations from GS AgriFuels to NextGen sellers .....................      3,979,437       3,979,437
Purchase obligations from GS AgriFuels to Sustainable Systems sellers .........      1,017,451       1,900,000
Asset retirement obligation, current ..........................................            277             256
Current portion of note payable to Sustainable Systems' creditors .............         77,422         129,240
Current portion of installment debt payable from Sustainable Systems ..........      1,400,000            --


Note Payable to former employee ...............................................           --           138,558
Vehicle loans and other short term borrowings .................................         60,769            --
Mortgages and other term notes ................................................         29,404          92,374
Current portion of notes payable from GreenShift to Bollheimer ................        320,000            --
Current portion of notes payable from GS CleanTech ............................        150,000            --
Current portion of convertible notes payable from GS CleanTech ................      1,156,444            --
Current portion of installment debt from GS AgriFuels to Sheridan .............           --           253,301
Current portion of Notes payable from GS AgriFuels to  Sheridan Electric ......           --           248,224
Notes payable from Biofuel Industries Group ...................................        150,000            --
                                                                                  ------------    ------------
                                                                                  $ 10,413,090    $ 10,541,390
                                                                                  ============    ============
Long-term debt, net of current maturities:
Mortgages and other term notes ................................................   $  9,146,746          41,260
Vehicle loans .................................................................           --           306,003
Notes payable from GS AgriFuels to Montana Dept of Agriculture ................        124,052
                                                                                                       124,052
Convertible notes payable from GS CleanTech ...................................           --
                                                                                                       578,135
Note payable from GS AgriFuels to Sheridan ....................................        951,078
                                                                                                  ------------
Notes payable from GS AgriFuels to Great Northern Development .................        944,745         954,513
                                                                                  ------------    ------------
     Total long term debt .....................................................   $ 10,793,678    $  2,376,906
                                                                                  ============    ============
Asset retirement obligation:
Asset retirement obligation ...................................................   $    247,462    $     60,290
                                                                                  ============    ============
Current portion of convertible debentures:
Convertible debenture payable from GS AgriFuels to YAGI issued February 2006 ..   $  1,949,631    $       --
Convertible debenture payable from GS AgriFuels to YAGI issued June 2006 ......      5,500,000            --
Convertible debentures payable from GreenShift to Acutus Capital ..............        538,469            --
Convertible debenture payable from GS AgriFuels to Sustainable Systems sellers       1,902,140       3,552,005
Convertible debenture payable from GreenShift to YAGI assumed April 2006 ......   $       --      $    740,067
Convertible debenture payable from GreenShift to YAGI issued February 2007 ....           --              --
Kerns convertible debenture payable from GreenShift ...........................      1,000,000
                                                                                                  ------------
Convertible debenture payable from GS AgriFuels to Sustainable Systems sellers       1,902,147            --
                                                                                  ------------    ------------
     Total current portion of convertible debentures ..........................   $ 11,792,387    $  5,292,072
                                                                                  ============    ============
 Long-term convertible debenture:
Convertible debenture payable from GS AgriFuels to YAGI issued February 2006 ..   $       --      $  1,949,631
Convertible debenture payable from GS AgriFuels to YAGI issued June 2006 ......           --         5,500,000
Convertible debenture payable from GreenShift to YAGI assumed April 2006 ......   $  2,084,986    $       --
Convertible debenture payable from GreenShift to YAGI issued April 2006 .......        303,515       1,900,000
Convertible debenture payable from GreenShift to YAGI issued February 2007 ....      1,224,063       1,125,000
Convertible debenture payable from GreenShift to YAGI issued April 2007 .......      2,789,278       4,400,000
Convertible debenture payable from GS AgriFuels to YAGI issued October 2006 ...     12,860,000      12,860,000
Convertible debenture payable from GreenShift  to YAGI issued December 11, 2008      1,950,000            --
Convertible debenture payable from GS AgriFuels to Sustainable Systems sellers            --         3,552,013
Conversion liabilities ........................................................        278,474            --
Note discounts ................................................................       (302,070)       (672,015)
                                                                                  ------------    ------------
     Total long term portion of convertible debentures ........................   $ 21,188,196    $ 30,614,629
                                                                                  ============    ============

The following principal amounts of convertible debentures noted above are convertible into the common stock of the following companies:

GreenShift Corporation                              $    8,890,310
GS AgriFuels Corporation                                24,113,918
                                                    --------------
Total                                               $   33,004,228
                                                    ==============

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) as of December 31, 2008 and the Company's ability to meet such obligations:

Year                                                        Amount
---------------------------------------------- -------------------
2009                                               $    26,249,122
2010                                                    10,806,253
2011                                                     2,357,036
2012                                                     8,505,277
2013 and thereafter                                      6,571,731
                                                   ---------------
Total minimum payments due under current and
long term obligations                              $    54,489,420
                                                   ===============

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

14       VEHICLE LOANS

The Company had one vehicle loan with an interest rate of 10.79%. This loan matured in April 20103. As of December 31, 2008 and 2007, the vehicle notes totaled $24,052 and $0, respectively (See Note 28, Subsequent Events).

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

                                                                       2008                      2007
                                                              -------------             -------------
     Beginning balance at January 1                           $          --                        --
     Liabilities incurred during the period                         246,840                    60,290
     Liabilities settled during the period                               --                        --
     Accretion of interest                                              623                        --
                                                              -------------             -------------
     Ending balance at December 31                            $     247,462             $      60,290
                                                              =============             =============

                                       66

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

     >> On the first business day of each month commencing February 1, 2008, the Company must pay an aggregate $250,000 to YAGI. If the Company fails to make the payment, YAGI shall be entitled to convert that amount of accrued interest and principal into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. If a monthly payment is not made and YAGI does not opt to convert, then the unpaid amount will be added to the amount due on the first day of the following month. The Company has not made any of the monthly payments. As such, the embedded conversion feature on the aggregate $2,750,000 due and not paid in 2008 was deemed to be a liability under SFAS 150 (see below).

     >> All unpaid interest and principal will be due and payable on December 31, 2011.

     >>   The debentures bear interest at 10% per annum.

     >> The Company does not have any ratios or covenants in conjunction with the YAGI debt.

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

For the YAGI restated and amended debentures, the Company determined the fair value of the initial obligations for the monthly stream of payments due under the debentures to be $3,014,941 which represented the face value of the monthly payments plus the present value of the underlying conversion feature. The liability for the conversion feature shall increase from its initial present value of $264,941 to its estimated settlement amount of $305,556 at December 31, 2010. As of December 31, 2008, an expense of $13,483 has been recorded as interest expense for the accretion of the discount on the convertible note payable, for the year ended December 31, 2008 thereby increasing the carrying value of the stream of payments owed under the YAGI amended debentures to $3,028,424 at December 31, 2008.

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

Pledge                 Pledged Shares                                                                          Issuer
---------------------- --------------------------------------------------------------------- -------------------------
Viridis                800,000 shares of Series D Preferred Stock                              GreenShift Corporation
Viridis                1,000,000 shares of Series C Preferred Stock                            Carbonics Capital Corp
Viridis                1,000,000 shares of Series C Preferred Stock                             EcoSystem Corporation

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

Completion of GS AgriFuels Corporation Go-Private Transaction

On February 29, 2008, a wholly owned subsidiary of the Company filed a Certificate of Ownership and Merger merging the subsidiary into GS AgriFuels pursuant to the short-form merger provisions of Section 253 of the Delaware General Corporation Law. As a result of that filing, the Company became the owner of 100% of the outstanding shares of GS AgriFuels. The Certificate of Ownership and Merger provided that shareholders of record of GS AgriFuels as of the close of business on February 29, 2008 would be paid cash at the rate of $0.50 per share on March 27, 2008, which payment was initiated on March 27, 2008. The common stock of GS AgriFuels continued to be listed for trading on the OTC Bulletin Board through March 27, 2008. Effective March 28, 2008, the common stock of GS AgriFuels was delisted from the OTC Bulletin Board and became non-transferable. As of December 31, 2008, the subsidiary shareholders were owed $932,328.

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

During the year ended December 31, 2008, the Company issued a convertible debenture to Acutus Capital, LLC ("Acutus") in the amount of $500,000. The convertible debenture to Acutus shall bear interest at a rate of 20% per year and matured November 1, 2008. Acutus is entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to $1.25 per share. During the year ended December 31, 2008, the convertible debenture the Company owed to Acutus Capital, LLC was purchased by MIF. During the year ended December 31, 2008, the $500,000 Acutus Debenture was acquired by MIF.

During the year ended December 31, 2008, the Company issued convertible debentures to Acutus Capital, LLC ("Acutus") in the amounts of $250,000 and $235,000, respectively. The convertible debentures to Acutus shall bear interest at a rate of 20% per year and mature on December 31, 2008 and February 15, 2009, respectively. Acutus is entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to $1.25 per share. The Company accounted for the debentures in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the debentures could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debentures have been restated for the prior year (please see Note 29 Restatements, below). The Company determined the fair value of the Acutus debentures at December 31, 2008 to be $538,575 which represented the face value of the debentures plus the present value of the conversion feature. The liability for the conversion feature shall increase from its present value of $52,606 at December 31, 2008 to its estimated settlement amount of $53,889. As of December 31, 2008, an expense of $753 has been recorded as interest expense for the accretion of the discount on the convertible note payable. The carrying value of the Acutus Debenture was 538,889 at December 31, 2008. As of December 31, 2008, the Company was in default on the Acutus debenture. For the year ending December 31, 2008, interest expense of $15,780 for these obligations was incurred.

During the year ended  December 31, 2008,  the Company  entered into amended and restated convertible debentures with MIF that total $1,819,783. This amount includes the $410,930 in notes payable that MIF purchased from Viridis, $757,853 in convertible debt that were purchased from Candent, and $500,000 in convertible debt that was purchased from Acutus Capital, as well as an additional $151,000 in new convertible debt that MIF purchased during December 2008. The total convertible debentures due to MIF were reduced by $432,932 during the year ended December 31, 2008, after MIF purchased the debenture payable to the Company from EcoSystem Corporation by reducing the amount of the convertible debt the Company owed to MIF bringing the year-end balance to $1,386,851. $500,000 of the convertible debt issued to MIF bears interest at a rate of 20% and the balance of the convertible debentures shall bear interest at 12% per year and mature on December 31, 2010. MIF is entitled to convert the accrued interest and principal of the MIF convertible debenture into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 per share or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. The Company accounted for the MIF Debenture in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the MIF Debenture could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debenture has been restated for the prior year (please see Note 29 Restatements, below). The Company determined the value of the MIF Debenture at December 31, 2008 to be $1,514,201 which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall increase from its present value of $127,350 upon issuance to its estimated settlement amount of $154,094 at December 31, 2010. As of December 31, 2008, an expense of $4,744 has been recorded as interest expense for the accretion of the discount on the convertible note payable. The carrying value of the MIF Debenture was $1,514,201 at December 31, 2008.

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

On September 30, 2008, NextGen Acquisition and GreenShift, in its capacity as a Guarantor, entered into a forbearance agreement and amendment to the credit agreement with Stillwater providing for the following amended terms: (a) the issuance of 250,000 shares of GreenShift common stock; (b) the payment of about $35,000 in interest on December 15, 2008; and (c) the payment of $600,000 on or before January 15, 2009 upon closing on GreenShift's then-pending financing with CleanBioenergy Partners, LLC (see Note 19, Commitments and Contingencies, Other Agreements, below). The CleanBioenergy financing failed to close as expected during the first quarter of 2009 (see Note 28, Subsequent Events, below). NextGen Acquisition failed to make any of the agreed-upon payments and the Stillwater loan is currently in default. The Company is currently exploring opportunities to liquidate its interest in NextGen Acquisition under conditions that would eliminate the Company's obligation to Stillwater.

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

17       GOVERNMENT GRANTS

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

18        COMMITMENTS AND CONTINGENCIES

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

OTHER AGREEMENTS

On December 11, 2008, GreenShift Corporation entered into a Membership Interest Purchase and Equity Capital Contribution Agreement (the "ECAA Agreement"). The parties to the agreement included GS COES (Adrian I), LLC, a newly formed GreenShift subsidiary, BIG, GS (NextDiesel I), LLC, a newly formed GreenShift subsidiary and CleanBioenergy Partners, LLC ("CleanBioenergy"), a newly formed joint venture company owned by a subsidiary of GE Energy Financial Services, a unit General Electric Company and a subsidiary of YA Global Investments, L.P. Under the terms of the ECCA Agreement, CleanBioenergy agreed to invest up to $38 million in GS NextDiesel to help deploy twelve corn oil extraction facilities and to double the capacity of GreenShift's 10 million gallon per year Michigan-based NextDiesel biodiesel refinery to 20 million gallons per year. The ECCA Agreement was terminated in the first quarter of 2009 despite the fact that the Company was in compliance with its terms (see Note 28, Subsequent Events).

19       GUARANTY AGREEMENT

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

20       SEGMENT INFORMATION

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

The Company's operations during the fiscal year ended December 31, 2008 are classified into three reportable business segments: Equipment & Technology Sales, Culinary Oil Production & Sales and Biofuel Production & Sales. Each of these segments is organized based upon the nature of products and services offered. Summarized financial information about each segment is provided below:

12 Months                                            Equipment &      Culinary Oil          Biofuel
Ended 12/31/08                        Corporate Technology SalesProduction & SalesProduction & Sales         Total
------------------------------------------------------------------------------------------------------------------
Total assets                    $       108,538    $   4,144,253     $   5,204,953     $ 37,872,645  $  47,330,389
                                ===============    =============     =============     ============  =============
Total revenue                   $            --    $   6,871,541     $   8,362,534     $  8,382,587  $  23,616,661
Cost of revenue                         129,419        5,074,122         7,631,614        7,416,709     20,251,865
                                ---------------    -------------     -------------     ------------  -------------
Operating expenses                   10,431,317       14,167,539        10,880,284        5,781,580     41,260,720
                                ---------------    -------------     -------------     ------------  -------------
Other income
(expense)                           (3,544,959)          315,710         (115,654)      (3,857,900)    (7,202,803)
                                ---------------    -------------     -------------     ------------  -------------
Taxes                                   (4,116)        (146,137)                --          (2,192)      (152,445)
                                ---------------    -------------     -------------     ------------  -------------
Minority interest                            --           15,327                --               --         15,327
                                ---------------    -------------     -------------     ------------  -------------
Loss from disposal of
 discontinued operations            (2,739,735)               --                --               --    (2,739,735)
                                ---------------    -------------     -------------     ------------  -------------
Net loss attributable to
common shareholders            $  (16,849,546)     $(12,185,221)     $(10,265,018)     $ (8,675,795) $(47,975,579)
                               ===============     =============     =============     ============= =============

12 Months                                            Equipment &      Culinary Oil          Biofuel
Ended 12/31/07                        Corporate Technology SalesProduction & SalesProduction & Sales         Total
------------------------------------------------------------------------------------------------------------------
Total assets                    $    14,683,426    $  13,473,276     $  17,410,612     $  6,770,791  $  52,338,105
                                ===============    =============     =============     ============  =============
Total revenue                   $            --    $   9,101,281     $   5,308,241     $    270,866  $  14,680,387
Cost of revenue                              --        7,187,047         5,384,135          516,606     13,087,788
                                ---------------    -------------     -------------     ------------  -------------
Operating expenses                   14,872,675        3,299,311           998,326        2,338,566     21,508,878
                                ---------------    -------------     -------------     ------------  -------------
Other income
(expense)                             2,741,382      (8,893,191)           340,722        (160,481)    (5,971,568)
                                ---------------    -------------     -------------     ------------  -------------
Taxes                                   (2,491)         (48,916)                --            (138)       (51,545)
                                ---------------    -------------     -------------     ------------  -------------
Minority interest                   (1,265,762)               --                --               --    (1,265,762)

Gain (loss) from
discontinued operations              2,533,309               --                --               --      2,533,309
                                ---------------    -------------     -------------     ------------  -------------
Net loss                           (10,866,237)     (10,327,184)         (733,498)      (2,744,925)   (26,671,845)

Preferred dividends                   (151,875)               --                --               --      (151,875)
                                ---------------    -------------     -------------     ------------  -------------
Net loss attributable to
common shareholders             $  (11,018,112)   $ 10,237,184)      $   (733,498)     $(2,744,925)  $(24,823,720)
                                ==============    =============      =============     ============  =============

In January 2008 we sold our interest in GS EnviroServices, Inc., which carried on our Diversified Environmental Services business (see Note 28 Subsequent Events, below). The contribution of this business to our consolidated financial results for the year ended December 31, 2008 is detailed below, and pro forma financial statements for the year ended December 31, 2008 that show the deconsolidation of the Diversified Environmental Services business from our continuing business are provided in Note 26, Acquisitions, below.

21     LIABILITY DUE TO SHAREHOLDERS

In 2003, the Company's inactive subsidiary American Metals Recovery, Corp. ("AMRC") a discontinued entity issued the Subsidiary Preferred Equity, with a par value of $0.001. Subsidiary Preferred Equity holders were to receive a quarterly dividend ranging from 3% to 5% of AMRC's annualized revenue, limited to 30% of AMRC's operating income. AMRC failed to generate operating income in 2006 and 2005; therefore no dividends were payable in December 2006 and 2005. The shares could not be liquidated or transferred. In December 2004, $100,000 of the obligation was converted into 10,000 shares of the Company's common stock and a five-year option to purchase 5,000 shares of the Company's common stock at $5.00 per share. In February 2006, $50,000 of the obligation was converted into 33,333 shares of the Company's common stock at $1.50 per share. In August 2007, $72,000 of the obligation was converted into 200,000 shares of common stock. The remaining balance of the obligation totaling $703,000 was convertible into the Company's common stock on the basis of the average of the three lowest closing market prices of the Company's common stock for the thirty days preceding conversion.

In accordance with the completion of the GS AgriFuels Go-Private Transaction (see Note 16, Convertible Debentures, above), the Company recorded the related obligation to the former minority shareholders of GS AgriFuels of $1,265,762 at December 31, 2007. During the year ended December 31, 2008, the Company made payments against this obligation of $333,434, leaving a balance of $932,328 that the Company expects to either cancel or satisfy during 2009.

22       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:
                                                                                   2008          2007
                                                                            -----------   -----------
Cash paid during the year for the following:
    Interest ............................................................   $   953,859   $    47,090
    Income taxes ........................................................        34,256        12,660
                                                                            -----------   -----------
           Total ........................................................       119,445        59,750
                                                                            ===========   ===========
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Contribution of capital from debt and accrued interest due to affiliate .   $ 2,827,330   $ 1,146,536
Acquisition of equipment and/or vehicles with long-term debt ............          --         231,797
Stock issued for debt conversions .......................................          --       2,173,566
Acquisition of Bollheimer & Associates with debt ........................       320,000          --
Reduction of convertible debentures from disposal of
 investment in GS EnviroServices ........................................     2,000,000          --
Acquisition of Biofuel Industries Group, LLC for
 redeemable preferred equity in subsidiary ..............................     9,000,000          --
Common shares issued for deferred financing fees ........................     1,080,000          --
Common shares issued in settlement of debenture .........................     1,100,000          --
Debentures converted into common stock ..................................       496,558          --
Conversion of accrued interest into convertible debt ....................       891,432          --
Reclassification of derivative liability into equity ....................     6,385,002          --
Recognition of deferred compensation from issuance of preferred stock ...     6,910,568          --
Increase in construction in progress through amortization
 of deferred compensation ...............................................     1,085,146          --
Issuance of debt and equity for net assets due to Sustainable acquisition          --      12,657,093
Contribution of capital from debt and accrued interest due to affiliate .          --       2,335,856
Issuance of Series C Preferred Stock upon conversion ....................          --             100

23       RETIREMENT PLAN

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

24       RELATED PARTY TRANSACTIONS

On November 9, 2007, the Company and Carbonics Capital Corporation (the Company's former parent) completed a series of transfer of assets with an entity under common control of Company, including the transfer to the Company of Carbonics' stakes in GS AgriFuels Corporation and EcoSystem Corporation. The Company assumed all of Carbonics' intercompany, affiliate related party notes payable and receivable, all trade payables, and all receivables, but did not assume Carbonics debt to YA Global Investments, LP. In exchange, the Company issued to Carbonics a promissory note in the aggregate net amount of $2,948,831 (the "Carbonics Note"). During the year ended December 31, 2008, the Carbonics Note was reduced by $2,000,000 as a result of the Company's realization during 2007 of impairment charges associated with the Company's NextGen Fuel and Sustainable Systems subsidiaries. The balance owed on the Carbonics Note was $386,132 as of the year ended December 31, 2008.

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

Minority Interest Fund (II), LLC ("MIF") is party to certain convertible debentures issued by the Company (see Note 16, Convertible Debentures, above). The managing member of MIF is a relative of the Company's chairman.

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

25       INCOME TAXES

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

The provision for income taxes as of December 31, 2008 and December 31, 2007 consisted of the following:
     Current provision:                                                               2008              2007
                                                                           ---------------   ---------------
     Federal                                                               $            --   $            --
     State                                                                         152,435           126,251
                                                                           ---------------   ---------------
     Total current provision                                               $       152,435   $       126,251
                                                                           ===============   ===============
     Deferred provision (benefit) for tax:
      Federal                                                                  $        --       $    --
     State                                                                              --          (79,646)
                                                                           ---------------   ---------------
     Total deferred provision (benefit) for tax                            $            --   $      (79,646)
                                                                           ===============   ===============
     Total provision for tax                                               $       152,435   $        46,605
                                                                           ===============   ===============
The Company's total deferred taxes asset and valuation
 allowance as of December 31, 2008 are as follows:

     NOL carryforwards                                                                       $    10,179,210
     Differences in financial statement and tax accounting for:
     Deferred compensation                                                                                --
     Allowance for doubtful accounts receivable                                                       14,000
     Property, equipment and intangible assets                                                       260,000
                                                                                             ---------------
     Net deferred tax asset                                                                       10,453,210
     Less valuation allowance                                                                   (10,453,210)
                                                                                             ---------------
     Total deferred tax asset, net of valuation allowance                                    $            --
                                                                                             ===============

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

26       ACQUISITIONS

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

ACQUISITION OF BIOFUEL INDUSTRIES GROUP, LLC

Effective May 15, 2008, the Company and Biofuel Industries Group, LLC (d/b/a NextDiesel(TM)) ("BIG") entered into an Exchange Agreement pursuant to which the Company exchanged 20,000,000 common shares and 20,000 preferred shares in return for 100% of the equity of BIG subject to the redemption by BIG of BIG's "Class A Membership Units". The Class A Membership Units may be redeemed in exchange for a total of $9 million preferred equity interest with a 12% coupon commencing January 30, 2009 at a rate equal to 30% of BIG's net cash flows (after all operating costs and regular debt payments have been paid) (the "Class A Redemption"). The $9 million preferred equity interest is mandatorily redeemable if it is not paid on or before the twentieth anniversary of closing and is classified as a liability under the provisions of SFAS No. 150. The excess of the purchase price over the net assets has been recorded as excess purchase price of net assets acquired in the amount of $13,159,626 until the identifiable intangibles can be valued. In connection with the acquisition, the Company paid an excess purchase price over net assets acquired of $6,516,992. The Company is in the process of obtaining a third-party valuation of certain assets and liabilities, including acquired intangible assets and finalizing its own internal assessment of the purchase price allocation. Thus, the preliminary allocation of purchase price will change, and such change could be material. The Company anticipates completing the purchase price allocation and reporting such in its Form 10K for the fiscal year ending December 31, 2008 as required by SFAS 141 regarding business combinations.

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

Prior to the acquisition, the Company had billed BIG for $126,882 in engineering services, $1,540,037 for equipment, and $451,154 for corn oil. These amounts were not eliminated in the consolidation as the activity occurred prior to acquisition.

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

                                                          GreenShift                        BIG                 Pro Forma
                                             Historical Data for the    Historical Data for the          Balances for the
                                               Year Ended 12/31/2008       1/1/2008 - 5/14/2008     Year Ended 12/31/2008
                                          -------------------------------------------------------------------------------
Revenue                                       $           23,616,662     $            1,744,739    $           25,361,401
Income (loss) from continuing operations                (43,747,090)                (1,577,825)              (45,324,915)
Net Income (loss)                             $         (46,471,498)     $          (1,749,232)    $         (48,220,729)
                                              ======================     ======================    ======================
Earnings (loss) Per Share                     $               (0.63)                              $               (0.65)

                                                          GreenShift                       BIG                 Pro Forma
                                            Historical Data for the    Historical Data for the          Balances for the
                                              Year Ended 12/31/2007      Year Ended 12/31/2007     Year Ended 12/31/2007
                                          ------------------------------------------------------------------------------
Revenue                                      $           14,680,387     $              802,696    $           15,483,083
Income (loss) from continuing operations               (25,939,392)                (1,852,051)              (27,791,443)
Net Income                                   $         (24,671,845)     $          (1,986,552)    $         (26,658,397)
                                             ======================     ======================    ======================
Earnings (loss) Per Share                    $               (2.72)                               $               (2.94)

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
                                                                ============

                                                  Consolidated                BIG          Pro Forma
                                                      12/31/07           12/31/07           12/31/07
                                               -----------------------------------------------------
Sales ......................................   $    14,680,387    $       802,696    $    15,483,083
Cost of sales ..............................        13,087,788          1,341,210         14,428,998
                                               ---------------    ---------------    ---------------
   Gross profit ............................         1,592,599           (538,514)         1,054,085
                                               ---------------    ---------------    ---------------
General and administrative .................         5,393,765          1,321,913          6,715,678
Selling expense ............................            82,506             36,372            118,878
Research and development ...................            95,243               --               95,243
Impairment of goodwill .....................        11,153,816               --           11,153,816
Amortization of intangibles ................         2,100,000               --            2,100,000
Stock based compensation ...................         2,683,548               --            2,683,548
                                               ---------------    ---------------    ---------------
   Total operating expenses ................        21,508,878          1,358,285         22,867,163
                                               ---------------    ---------------    ---------------
   Loss from operations ....................       (19,916,279)        (1,896,799)       (21,813,078)
                                               ---------------    ---------------    ---------------
Loss on disposal of investments ............          (532,977)              --             (532,977)
Amortization debt discount .................        (1,080,255)              --           (1,080,255)
Miscellaneous income .......................           718,248             98,567            816,815
Other expense ..............................           (92,634)              --              (92,634)
Interest expense-related party .............           (24,972)              --              (24,972)
Interest expense ...........................        (4,958,977)          (188,320)        (5,147,297)
                                               ---------------    ---------------    ---------------
   Total other income (expense), net .......        (5,971,568)           (89,753)        (6,061,321)
                                               ---------------    ---------------    ---------------
Loss before provision for income taxes .....       (25,887,847)        (1,986,552)       (27,874,399)
Provision for income taxes .................           (51,545)              --              (51,545)
                                               ---------------    ---------------    ---------------
   Income (loss) from continuing operations       (25,9,9,392)         (1,986,552)       (27,925,944)

Discontinued operations:

Gain from disposal of discontinue operations         2,481,691               --            2,481,691
Loss from discontinue operations ...........            51,618               --               51,618
                                               ---------------    ---------------    ---------------
   Discontinue operations ..................         2,533,309               --            2,533,309
Loss before minority interest ..............       (23,406,083)        (1,986,552)       (25,392,635)
Minority interest ..........................        (1,265,762)              --           (1,265,762)
                                               ---------------    ---------------    ---------------
Net income (loss) ..........................       (24,671,845)        (1,986,552)       (26,658,397)
Preferred dividends ........................          (151,875)              --             (151,875)
                                               ---------------    ---------------    ---------------
Net loss applicable to common shareholders .   $   (24,823,720)   $    (1,986,552)   $   (26,810,272)
                                               ===============    ===============    ===============
Earnings per share
Weighted average shares outstanding ........         9,060,512          9,060,512          9,060,512
Basic
Income from continuing operations ..........   $         (2.86)   $         (0.22)   $         (3.08)
Income from discontinued operations ........              0.28               --                 0.28
Net income per share - basic and diluted ...             (2.74)             (0.22)             (2.96)

27       DISPOSAL OF MINORITY INVESTMENTS

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

During January 2008, GS EnviroServices redeemed the majority of the Company's stock holdings in GS EnviroServices in return for the reduction of certain Company convertible debts due to YA Global Investments, L.P. ("YAGI"). As of January 25, 2008, the Company held only a minority stake in GS EnviroServices (6,266,667 shares, or about 19%) and ceased consolidating the revenue and earnings of GS EnviroServices effective January 1, 008. The Company recorded a net loss in the amount of $2,739,735 on the disposal of this unconsolidated subsidiary.

28       SUBSEQUENT EVENTS

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

The YAGI debt defaulted as of March 6, 2009 because the Company was in technical default of certain senior secured debt due to YA Global Investments, L.P. ("YAGI"), which default was due to the failure of the CleanBioenergy Partners, LLC financing to close. The Company intends to cure this default and restructure its debt due to YAGI during 2009.

29       RESTATEMENTS

The Company has restated its financial statements for the years ended December 31, 2007 and 2008. Subject to the filing of the original financial statements for the years then ended, Management determined that the Company's prior policies relating to accounting for the impact of conversion features embedded in the Company's various derivative securities should have been changed to conform with recent guidance under EITF 08-04, Transition Guidance for Conforming Changes to Issue No. 98-5, involving application of conforming changes from the issuance of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). Due to the variable number of the Company's common shares issuable upon conversion of certain of the company's derivative securities, such instruments should have been accounted for as liabilities under SFAS 150 during 2008 based on interpretive guidance in EITF 08-04. During 2008, the Company had accounted for such instruments as derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by bifurcating the conversion features from the related host contracts and recognizing them at fair value, amortizing the related debt discounts, and recognizing gain or loss for changes in fair value of the conversion features. Management believes that accounting for these conversion features as liabilities under SFAS 150 is the preferable accounting treatment. In accordance with SFAS No. 154, Accounting Changes and Error Corrections, the Company has restated the financial statements for the year ended December 31, 2008 to reflect the adoption of this change in accounting, and has restated the financial statements for the year ended December 31, 2007 through retrospective application of this accounting interpretation to prior periods in accordance with this standard. In addition, the Company has reclassified certain obligations due to subsidiary shareholders that were presented as "Minority Interest" in prior financial statements to more properly classify these obligations as current liabilities, and has corrected misstated Net Loss for 2007 and Retained Deficit at 12/31/06 in the Statements of Stockholders' Equity due to duplicate recording of preferred dividends and beginning balance erroneous offset in the amount of $151,875.

An offsetting adjustment of $1,855,253 has been made to the opening balance of accumulated deficit (increasing the deficit) as of the beginning of the periods presented due to these restatements (includes restatement of opening liability balances of $2,007,128 offset by $151,875 presentation adjustment noted above).

The following shows the effect of the restatements on the financial statements:
                                                12/31/08           12/31/08         12/31/07              12/31/07
Balance Sheets:                              As reported        As restated         As reported        As restated
                                             -----------------------------------  --------------------------------
Line of credit ....................... $      10,745,235    $   11,790,073
Convertible debentures, current ......        11,665,309        11,792,387
Convertible debentures, related party          1,512,325         1,900,333
Liability for derivative instruments .         3,869,771              --             6,704,831                --
Liability due to shareholders ........              --             932,328                --             1,968,762
Convertible debentures, net of current        20,726,439        21,188,196          28,224,877          30,614,629
Minority interest ....................           942,001             9,673           1,968,762                --
Additional paid-in capital ...........        83,774,424        79,662,413          63,502,789          66,175,522
Accumulated deficit ..................      (146,432,325)     (140,472,224)        (93,463,990)        (91,821,644)

                                                 12/31/08            12/31/08          12/31/07           12/31/07
Statements of Operations:                     As reported         As restated       As reported        As restated
                                            ---------------------------------    ----------------------------------
Change in fair value-derivatives .     $     (1,372,204)   $         --      $        3,974,422    $           --
Amortization of debt discount ....           (7,860,533)       (3,410,901)           (4,689,896)        (1,080,256)
Conversion liabilities ...........                 --          (1,376,731)
Conversion liabilities - affiliate                 --            (127,350)

Loss from continuing operations ..          (49,568,926)      (45,235,844)          (25,574,610)       (27,205,154)

Net income (loss) ................          (52,293,334)      (47,975,579)          (24,307,063)        (24,671,845)

Earnings (loss) per share:
Continuing operations ............     $          (0.67)   $           (0.61)$            (2.82)   $        (3.00)
Discontinued operations ..........     $          (0.04)   $           (0.65)$             0.27    $         0.28
Total, basic and diluted .........     $          (0.71)   $           (0.65)$            (2.70)   $        (2.74)


                                                12/31/08           12/31/08            12/31/07           12/31/07
Statements of Stockholders' Equity:          As reported        As restated         As reported         As restated
                                         -----------------------------------         -------------------------------
Write-off of derivative due to
   debt restructure .......................     6,784,743               --

Adjustment for acquisition of
  entity under common control                        --                 --              (260,912)          2,411,821
Net loss ..................................   (52,293,334)      (47,975,579)         (24,458,938)        (24,671,845)

                                                 12/31/08           12/31/08             12/31/07          12/31/07
Statements of Cash Flows: .................   As reported        As restated          As reported       As restated
                                              ------------------------------      --------------------------------
Net loss from continuing operations .......   (52,293,334)       (47,975,579)        (24,307,063)      (24,671,845)
Amortization of debt discount
  and deferred financing costs ............     7,860,533          3,410,901           4,689,896         1,080,255
Change in fair value of derivatives .......     1,372,204               --            (3,974,422)             --
Interest from conversion liabilities ......          --           1,504,081


ITEM 9   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE

None.

ITEM 9A  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures

The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within time periods specified in the rules and forms of the Securities and Exchange Commission. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"). Management determined that, at the Evaluation Date, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge of and experience in generally accepted accounting principles in the United States of America (U.S. GAAP) that are appropriate to the Company's financial reporting requirements. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were ineffective.

(b)      Changes in internal controls

The term  "internal  control  over  financial  reporting"  (defined  in SEC Rule
13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

(c)      Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control - Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness related to the Company's control environment, in that the Company did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience appropriate to its financial reporting requirements. Accordingly, management's assessment is that the Company's internal controls over financial reporting were ineffective as of December 31, 2008.

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

Subsequent to filing the Annual Report, management determined to change its policies for accounting of the derivative securities that the Company has issued. While the Company has restated the financial statements in this amended Report to conform with this new policy, the use of the Company's long-standing prior policy for accounting of the Company's derivative securities was not itself due to any inadequacy in the Company's controls. However, and as discussed in greater detail in Item 4 of this amended Report, the Company's controls and procedures were ineffective as of December 31, 2008.

Management intends to strengthen its accounting and compliance procedures further in 2009.

ITEM 9B  OTHER INFORMATION

None.

                                    PART III

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name                        Age  Position
--------------------------------------------------------------------------------
Kevin Kreisler               36  Chairman, President & Chief Executive Officer
David Winsness               41  Director, Chief Technology Officer
Greg Barlage                 44  Director, Chief Operating Officer
Edward Carroll               42  Director, Chief Financial Officer
Richard Krablin              64  Director, Executive Vice President

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

                                                                Stock         Option             Other
                            Year      Salary       Bonus        Awards        Awards      Compensation
                            --------------------------------------------------------------------------
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

                                          Amount and Nature of Beneficial Ownership

Name and Address(1)                                 Series B                  Series D               Percentage of
Of Beneficial Owner       Common    % of Class     Preferred   % of Class    Preferred   % of Class   Voting Power
                      ----------   -----------  ------------  -----------  -----------  -----------  -------------
Kevin Kreisler(2)      1,486,391         1.56%            --           --      791,459         100%         63.32%

David Winsness(3)        976,667         1.03%       360,933       12.45%           --           --          2.77%

Greg Barlage(3)        1,088,043         1.14%       356,478       12.30%           --           --          2.77%

Ed Carroll(3)          1,670,435         1.76%       393,183       13.56%           --           --          3.19%

Richard Krablin (3)      585,217         0.62%       376,183       12.99%           --           --          2.77%
                      ----------       -------     ---------     --------      -------         ----         ------
Officers and Directors
as a Group (5 persons) 5,806,753         6.10%     1,487,186       51.30%      791,459         100%         74.82%

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

ITEM 15  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are exhibits filed as part of GreenShift's Form 10K for the year ended December 31, 2008:

INDEX TO EXHIBITS

Exhibit
Number                     Description
-------------------------------------------------------------------------------
3-a  Certificate of Incorporation (1)

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


GREENSHIFT CORPORATION
By

              /S/       KEVIN KREISLER
              ------------------------------------
                        KEVIN KREISLER
                        Chief Executive Officer

Date:         October 13, 2009



In accordance with the Exchange Act, this Report has been signed below on October 13, 2009 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/S/          Kevin Kreisler
-------------------------------------------
             Kevin Kreisler, Chairman
             Chief Executive Officer

/S/          Ed Carroll
-------------------------------------------
             Ed Carroll, Director
             Chief Financial and Accounting Officer

/S/          David Winsness
-------------------------------------------
             David Winsness
             Director

/S/          Greg Barlage
-------------------------------------------
             Greg Barlage
             Director