Form 10-Q/A
period 2009-03-31
GREENSHIFT CORP
filed 2009-10-14
CIK 1269127

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

Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes _X__ No _____
-----

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



[OBJECT OMITTED]

                                 Amendment No. 1

This Amendment No.1 on Form 10-Q/A, which amends and restates items identified below with respect to the Form 10- Q, filed by GreenShift Corporation ("we" or "the Company") with the Securities and Exchange Commission (the "SEC") on May 20, 2009 (the "Original Filing"), is being filed in order to:

     o Include restated financial statements, as described in Note 17 to the financial statements;
     o Amend Item 2 ("Management's Discussion") to conform to the restated financial statements;
     o Amend Item 4 ("Controls and Procedures") to reflect the modification to management's assessment of its disclosure controls and procedures caused by the restatement and to provide further disclosures;
     o The following under Item 2, ("Management's Discussion") was modified as follows due to the restatement:
          o the paragraph titled Expenses Associated with Change in Convertible Liabilities was added;
          o the paragraph titled Gain Associated with Derivative Instruments was deleted;
          o    the Contractual Commitments table was updated.

     o The following under Item 1, ("Financial Statements and Supplementary Schedules") was modified as follows due to the restatement:
          o Report of Independent Registered Public Accounting Firm was updated to reflect restatement;
          o    Note 2, Going Concern was updated;
          o    Under Note 3,  Significant  Accounting  Policies,  the  Financial
               Instruments section was modified as well as the Financial Measurements section;
          o Note 7, Line of Credit was modified by moving a paragraph to Note 9, Debt and Purchase Obligations;
          o Under Note 9, Debt and Purchase Obligations, the sections explain the Acutus Debenture and the MIF Debenture were modified due to the restatement;
          o Note 17 Restatements was added to outline the changes that were made to the financial statements.

None of the other disclosures in this Report have been amended or updated. For updated information about GreenShift Corporation, please refer to the more recent filings made with the SEC.




                             GREENSHIFT CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2009

                                TABLE OF CONTENTS





                                                                                                         Page No
Part I - Financial Information

Item 1       Financial Statements (unaudited) ...............................................................5

             Condensed Consolidated Balance Sheet as of March 31, 2009 (unaudited)...........................6

             Condensed Consolidated Statements of Operations for the Three Month Period
             Ended March 31, 2009(unaudited) and 2008 (unaudited)............................................7

             Condensed Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 2009 (unaudited) and 2008 (unaudited).................................................8

             Statement of Stockholders' Equity - Year Ended December 31, 2008 and Three
             Months Ended March 31, 2009.....................................................................9

             Notes to Condensed Consolidated Financial Statements...........................................11

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations .........27

Item 3       Quantitative and Qualitative Disclosures about Market Risk.....................................33

Item 4       Controls and Procedures .......................................................................33

Part II - Other Information

Item 1       Legal Proceedings .............................................................................34

Item 1A      Risk Factors ..................................................................................34

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds ...................................34

Item 3       Defaults upon Senior Securities ...............................................................34

Item 4       Submission of Matters to a Vote of Security Holders............................................34

Item 5       Other Information .............................................................................34

Item 6       Exhibits.......................................................................................34


Signatures..................................................................................................35


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

                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS (UNAUDITED)

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008
                                                                                         RESTATED        RESTATED
                                                                                        3/31/2009      12/31/2008
                                                                                    -----------------------------
ASSETS
Current assets:
   Cash .........................................................................   $       8,839    $      10,028
   Accounts receivable, net of allowance of doubtful accounts of $0 and $46,962 .         201,314          733,768
   Inventories ..................................................................         616,056          616,056
   Cost and earnings in excess of billings ......................................         235,941          175,592
   Project development costs ....................................................         379,355          379,355
   Assets to be disposed - current ..............................................       2,405,435        3,257,844
   Prepaid expenses and other assets ............................................          18,582          111,125
                                                                                    -------------    -------------
     Total current assets .......................................................       3,865,522        5,283,768
                                                                                    -------------    -------------
Other Assets:
   Property and equipment, net ..................................................      11,044,497       11,125,547
   Deposits .....................................................................         213,634          213,634
   Construction in progress .....................................................       4,748,408        4,541,554
   Intangible assets, net .......................................................          38,402           42,959
   Deferred financing costs, net ................................................         291,206          390,464
   Long term investments ........................................................       2,501,324        2,501,324
   Goodwill .....................................................................            --          7,281,993
   Assets to be disposed ........................................................      15,408,645       15,949,146
                                                                                    -------------    -------------
     Total other assets .........................................................      34,246,116       42,046,620
                                                                                    -------------    -------------
TOTAL ASSETS ....................................................................   $  38,111,638    $  47,330,388
                                                                                    =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
   Line of credit ...............................................................   $  11,069,690    $  11,044,838
   Accounts payable and accrued expenses ........................................      15,037,150       14,551,651
   Accrued interest payable .....................................................       8,067,518        6,603,228
   Accrued interest payable - related party .....................................         225,741          179,711
   Billings in excess of earnings ...............................................            --             13,576
   Deferred revenue, current portion ............................................            --               --
   Income tax payable ...........................................................          45,000           45,000
   Current portion of long term debt ............................................       9,383,070        8,785,668
   Convertible debenture - related party debt, net of discount ..................       1,676,197        1,900,333
   Current portion of convertible debentures, net of discount ...................      24,831,536       11,792,387
   Other current liabilities ....................................................         521,066          604,587
   Liabilities of discontinued operations, current ..............................         363,228          363,228
   Liabilities due to shareholders ..............................................         932,328          932,328
   Liabilities to be disposed ...................................................       8,754,432        8,418,929
                                                                                    -------------    -------------
     Total current liabilities ..................................................      80,906,956       65,235,464
                                                                                    -------------    -------------
Long term liabilities:
   Long term debt, net of current ...............................................         373,931          964,028
   Asset retirement obligation ..................................................         247,729          247,462
   Deferred revenue, net of current portion .....................................            --               --
   Liabilities to be disposed ...................................................      20,487,136       20,396,893
   Convertible debentures, net of current .......................................       8,556,848       21,188,196
                                                                                    -------------    -------------
     Total long term liabilities ................................................      29,665,644       42,796,579
Total liabilities ...............................................................     110,572,600      108,032,043
                                                                                    -------------    -------------
Equity:
   Stockholders' equity (deficit):
   Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
     Series A: 0 shares issued and outstanding, respectively ....................            --               --
     Series B: 2,508,671 and 2,519,219shares issued and outstanding, respectively           2,509            2,519
     Series C: 0 shares issued and outstanding ..................................            --               --
     Series D: 799,954 and 800,000 shares issued and outstanding, respectively ..             800              800
     Series E: 20,000 and 20,000 shares issued and outstanding, respectively ....              20               20

  Common stock, $0.001 par value, 500,000,000 authorized;
     210,396,022 and 95,144,983, shares issued and outstanding, respectively ....         210,395           95,144
     Additional paid-in capital .................................................      80,441,843       79,662,413
   Accumulated deficit ..........................................................    (153,126,202)    (140,472,224)
                                                                                    -------------    -------------
     Total stockholders' equity (deficit) .......................................     (72,470,635)     (60,711,328)
     Non-controlling interest in subsidiary .....................................           9,673            9,673
                                                                                    -------------    -------------
         Total equity (deficit) .................................................     (72,460,962)     (60,701,655)
                                                                                    -------------    -------------
TOTAL LIABILITIES AND EQUITY ....................................................   $  38,111,638    $  47,330,388
                                                                                    =============    =============
       The notes to the Condensed Consolidated Financial Statements are an
                       integral part of these statements.


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)
                                                                        RESTATED            RESTATED
                                                                    Three Months        Three Months
                                                                   Ended 3/31/09       Ended 3/31/08
                                                                ------------------------------------
Revenue .....................................................   $        855,658    $      2,895,799
   Cost of revenues .........................................          1,155,724           1,520,100
                                                                ----------------    ----------------
      Gross profit ..........................................           (300,066)          1,375,699
                                                                ----------------    ----------------
Operating expenses:
   General and administrative expenses ......................            905,320             594,771
     Selling expenses .......................................             12,240              44,059
   Research and development .................................               --                   601
   Amortization of intangibles ..............................               --               525,000
   Impairment of goodwill ...................................          7,281,993                --
   Stock based compensation .................................               --               304,017
                                                                ----------------    ----------------
     Total operating expenses ...............................          8,199,552           1,468,448
                                                                ----------------    ----------------
Income (loss) from operations ...............................         (8,499,618)            (92,749)
                                                                ----------------    ----------------
Other income (expense):
   Amortization of debt discount & deferred financing .......           (186,810)           (463,003)
   Loss on disposal and impairment of investments ...........               --            (1,662,600)
   Miscellaneous interest income ............................              6,902               5,115
   Other income (expense) ...................................               --                24,875
   Conversion liabilities ...................................           (406,387)            (47,070)
   Conversion liabilities - affiliates ......................            (61,924)               --
   Interest expense - affiliate .............................            (42,001)            (27,596)
   Interest expense .........................................         (1,471,216)         (1,187,140)
                                                                ----------------    ----------------
     Total other income (expense), net ......................         (2,161,436)         (3,357,419)
                                                                ----------------    ----------------
Loss before minority interest and income taxes ..............        (10,661,054)         (3,450,168)
   Minority interest in net loss of consolidated subsidiaries               --                (7,019)
                                                                ----------------    ----------------
Loss before provision for income taxes ......................        (10,661,054)         (3,457,187)
   (Provision for)/benefit from income taxes ................               --                  --
                                                                ----------------    ----------------
Loss from continuing operations .............................        (10,661,054)         (3,457,187)
                                                                ----------------    ----------------
Discontinued Operations:
   Loss from discontinued operations ........................         (1,722,924)            (53,028)
                                                                ----------------    ----------------
Net loss ....................................................   $   (12,383,978)    $     (3,510,214)
                                                                ===============     ================
Mandatorily Redeemable Preferred Equity .....................           (270,000)               --
                                                                ----------------    ----------------
Net loss attributable to common shareholders ................   $    (12,653,978)   $     (3,510,214)
                                                                ================    ================
Weighted average common shares outstanding:

   Basic  and diluted .......................................        104,921,105          53,579,671

Earnings (loss) per share:
   Loss from continuing operations ..........................   $          (0.10)   $          (0.06)
   Income (loss) from discontinued operations ...............              (0.02)              (0.00)
                                                                ----------------    ----------------
   Net loss per share - basic and diluted ...................   $          (0.12)   $          (0.07)
                                                                ================    ================
   Net loss .................................................   $          (0.12)   $         (0.07)
                                                                ================    ================

       The notes to the Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
                                                                        RESTATED        RESTATED
                                                                    Three Months    Three Months
                                                                   Ended 3/31/09   Ended 3/31/08
                                                                   -----------------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Loss from continuing operations .............................   $(10,661,054)   $ (3,457,187)
   Loss from discontinued operations ...........................     (1,722,924)        (53,028)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
   Depreciation and amortization ...............................        293,218         130,132
   Amortization of intangibles .................................          4,557         525,800
   Amortization of debt discount and deferred financing costs ..        190,474         463,002
   Change in allowance for doubtful accounts ...................           --          (143,047)
   Interest from conversion liability ..........................        468,311          47,070
   Stock based compensation ....................................           --           304,017
   Acretion of asset retirement obligation .....................            544            --
   Loss on disposal of investments .............................           --         1,662,600
   Loss on impairment of goodwill ..............................      7,281,993            --

Change in assets and liabilities, net of acquisitions
   Accounts receivable .........................................        533,272      (1,450,239)
   Allowance for doubtful accounts .............................           (817)           --
   Restricted cash .............................................           (234)       (251,056)
   Prepaid expenses ............................................         94,544         (82,522)
   Deposits ....................................................        (83,521)        (27,481)
   Inventory ...................................................           --         1,120,331
   Costs in excess of earnings .................................        (60,349)        133,312
   Deferred financing fees .....................................           --          (149,750)
   Accrued interest ............................................      1,464,290         874,131
   Accrued interest - related party ............................         46,030        (169,325)
   Billings in excess of cost ..................................        (13,576)      1,353,298
   Accounts payable and accrued expenses .......................        693,332      (2,456,354)
   Deferred income taxes .......................................           --           (59,631)
   Deferred revenue ............................................           --           366,971
   Assets and liabilities to be disposed .......................      1,548,655            --
   Assets and liabilities of discontinued operations ...........           --           (28,225)
                                                                   ------------    ------------
      Net cash provided by (used in) operating activities ......         76,745      (1,347,181)
                                                                   ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES
   Cash paid for acquisition ...................................           --           (80,000)
   Cash acquired from acquisition ..............................           --              --
   Construction in progress ....................................       (206,834)     (1,775,228)
   Investment in unconsolidated subsidiaries ...................           --              --
   Project development costs ...................................           --           (47,735)
   Additions to and acquisition of property, plant and equipment       (420,020)     (2,084,374)
                                                                   ------------    ------------
      Net cash  (used in) investing activities .................       (626,854)     (3,987,337)
                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of line of credit .................................           --          (351,808)
   Repayment of note payable - affiliate .......................           --          (997,279)
   Proceeds from long short debt ...............................         20,000            --
   Proceeds from convertible debentures ........................        315,000            --
   Repayment of convertible debentures - related party .........        837,758            --
   Loan due to an affiliate ....................................         (2,000)           --
   Proceeds from line of credit ................................           --         8,806,636
   Cash paid to minority shareholders ..........................           --          (820,827)
   Repayment of long term debt .................................        (12,973)     (1,376,470)
   Repayment of convertible debentures - affiliates ............       (609,100)           --
                                                                   ------------    ------------
      Net cash provided by  financing activities ...............        548,685       5,260,252
                                                                   ------------    ------------
   Net (decrease) in cash ......................................   $     (1,423)   $    (74,266)
   Cash at beginning of period .................................          9,704         486,993
                                                                   ------------    ------------
   Cash at end of period .......................................   $      8,281    $    412,727
                                                                   ============    ============
       The notes to the Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                                       8




                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED DECEMBER 31, 2008 AND THREE MONTHS ENDED MARCH 31, 2009

                                                              Series C        Series D         Series E
                           Series A          Series B        Preferred       Preferred         Preferred
                        Preferred Stock  Preferred Stock       Stock           Stock             Stock
                          Shares  Amount   Shares  Amount  Shares  Amount  Shares  Amount    Shares   Amount
                        --------- ------ --------- ------- ------- ------- ------- ------- --------- --------
Balance at 12/31/07,    1,254,244 $151,250  $ 151      --      --  800,000  $ 800       --       --    1,254
Restated
                        ========= ====== ========= ======= ======= ======= ======= ======= ========= ========
Adjustment of                 --     --        --      --      --      --      --      --        --       --
conversion of
subsidiary minority
interest
Write-off of
derivative due to
debt restructure              --     --        --      --      --      --      --      --        --       --
Shares issued for
conversion of                 --     --        --      --      --      --      --      --        --       --
debentures
Adjustment for
transfer of entity            --     --        --      --      --      --      --      --        --       --
under common control
Stock based                   --     --        --      --      --      --      --      --        --       --
compensation
Cancellation of debt          --     --        --      --      --      --      --      --        --       --
- related party
Conversion of           (1,254,244 (1,254)     --      --      --      --      --      --        --       --
minority interest
Repurchase of                 --     --        --      --      --      --      --      --        --       --
subsidiary stock
Cancellation of debt          --     --        --      --      --      --      --      --        --       --
- related party
Conversion of Series
B Preferred Stock to          --     --  (151,250)  (151)      --      --      --      --        --       --
Common
Issuance of Series B
Preferred Stock to            --     --  3,025,333  3,025      --      --      --      --        --       --
create Employee Pool
Partial Conversion of         --     --  (506,114)  (506)      --      --      --      --        --       --
Series B to Common
Conversion of debt            --     --        --      --      --      --      --      --        --       --
Common stock issued           --     --        --      --      --      --      --      --        --       --
for financing fees
Acquisition of                --     --        --      --      --      --      --      --    20,000       20
subsidiary
Priority return on
subsidiary                    --     --        --      --      --      --      --      --        --       --
Capital
Net loss                      --     --        --      --      --      --      --      --        --       --
                        --------- ------ --------- ------- ------- ------- ------- ------- --------- --------
Balance at 12/31/08,          --     --  2,519,219 $   --      --  800,000  $ 800    20,000     $ 20    2,519
Restated
                        ========= ====== ========= ======= ======= ======= ======= ======= ========= ========

Conversion of Series          --     --  (10,548)    (10)      --      --      --      --        --       --
B Preferred Stock to
Common
Shares issued for
conversion of                 --     --        --      --      --      --      --      --        --       --
debentures
Conversion of Series
D Preferred Stock to          --     --        --      --      --      --    (46)      --        --       --
Common
Net loss                      --     --        --      --      --      --      --      --        --       --
                        --------- ------ --------- ------- ------- ------- ------- ------- --------- --------
Balance at 3/31/09,           --     --  2,508,671 $   --      --  799,954  $ 800    20,000    $ 20     2,509
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


                                            Non-controlling
                                                  interest     Additional
                                                        in       Paid-in Accumulated          Total
                               Common Stock     subsidiary       Capital     Deficit         Equity
                        ----------- ---------- ------------ ------------- -----------    -----------
                            Shares       Amount     Amount        Amount      Amount         Amount
                        ----------- ---------- ------------ ------------- -----------    -----------
Balance at 12/31/07,    30,693,083   $ 30,693           --   $66,175,522  $(91,821.644)$(25,613,224)
Restated
                        =========== ========== ============ ============= ===========    ===========
Non-controlling                 --         --       25,000            --          --         25,000
interest investment
in subsidiary
Adjustment of
conversion of
subsidiary minority
interest                        --         --           --       183,373          --        183,373
Shares issued for
conversion of           11,000,597     11,000           --       543,657          --        554,657
debentures
Adjustment for
transfer of entity              --         --           --      (27,800)          --       (27,800)
under common control
Stock based                850,000        850           --        50,550          --         51,400
compensation
Cancellation of debt            --         --           --     2,952,968          --      2,952,968
- related party
Conversion of               25,084         25           --         1,229          --             --
minority interest
Repurchase of                   --         --           --   (1,950,000)          --     (1,950,000)
subsidiary stock
Cancellation of debt            --         --           --       293,085          --        293,085
- related party
Conversion of Series
B Preferred Stock to     6,797,634      6,798           --       (6,647)          --             --
Common
Issuance of Series B
Preferred Stock to              --         --           --     7,215,308          --      7,218,333
create Employee Pool
Partial Conversion of   12,652,825     12,653           --      (12,147)          --            --
Series B to Common
Conversion of debt       6,875,000      6,875           --     1,093,125          --      1,100,000
Common stock issued      6,250,000      6,250           --     1,084,511          --      1,090,761
for financing fees
Acquisition of          20,000,760     20,000           --     2,065,680          --      2,085,700
subsidiary
Priority return on
subsidiary                      --         --           --            --      (675,001)    (675,001)
capital
Net loss                        --         --     (15,327)            --   (47,975,579) (47,990,906)
                        ----------- ---------- ------------- ------------ -----------    -----------
Balance at 12/31/08,    95,144,983    $95,144        $9,673  $79,662,413 $(140,472,224) $(60,701,655)
Restated
                        =========== ========== ============= ============ ===========   ===========
                           263,700        264           --         (253)          --            --

Conversion of Series
B Preferred Stock to
Common Manadatorily           --         --           --            --       (270,000)    (270,000)
reddemable preferred
Shares issued for
conversion of
debentures/conversion
liabilities             114,708,558   114,709           --       779,961          --       894,670
Conversion of Series
D Preferred Stock to
Common                     278,781        278           --         (278)          --            --
Net loss                        --         --           --            --  (12,383,978)  (12,383,978)
                        ----------- ---------- ------------- ------------ -----------   -----------
Balance at 3/31/09,     210,396,022  $210,395        $9,673  $80,441,843  $(153,126,202) (72,460,962)
Restated
                        =========== ========== ============= ============ ===========   ===========

       The notes to the Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                                       10

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

3        GOING CONCERN

The Company had a working capital deficit of $77,041,434 at March 31, 2009, which includes convertible debentures of $24,831,536, accrued interest payable of $8,293,259, related party debt of $20,000, related party convertible debentures of $1,676,197, $3,979,437 in purchase obligations, and $4,821,738 in amounts due to the prior owners of our oilseed crush facility. The Company's working capital deficit net of these amounts is $33,419,267.

Despite their classification as current liabilities, current convertible debentures and accrued interest ($33,124,795) are not serviceable out of the Company's cash flows (the terms of the convertible debt require repayment in shares of either GreenShift Corporation or GS AgriFuels Corporation common stock).

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

The Company reviews its goodwill annually for possible impairment and more frequently if events or changes in circumstances indicate goodwill might be impaired. The Company uses three methods of valuation to determine impairment. The first method used is book value, the second methodology is Discounted Cash Flow analysis and the third method is a combination of Discounted Cash Flow analysis and Market Multiples The discounted cash flow calculation is made utilizing various assumptions and estimates regarding future revenues and expenses, cash flow and discount rates. The assumptions used are sometimes significantly different than historical results due to the Company's current business initiatives. If the Company fails to achieve results in line with the assumptions used, intangible assets may be impaired. Possible impairment may exist if the fair value computed using the discounted cash flow valuation approach is lower than the carrying amount of the reporting unit (including goodwill). Further analysis would be required if possible impairment exists by comparing the implied fair value of the reporting unit, which is the excess of the fair value of the reporting unit over amounts assigned to the reporting unit's assets and liabilities, to the carrying amount of goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value, an impairment loss equal to the difference would be recorded and goodwill would be written down.

During the three months ended March 31, 2009, the Company recorded an impairment of goodwill in the amount of $7,281,993 related to the BIG acquisition.

The changes in the carrying amount of goodwill during the three months ended March 31, 2009 are as follows:

                                        Equipment and      Culinary Oil    Environmental
                                      Technology Sales       Production         Services            Total
                                      -------------------------------------------------------------------
Balance at December 31, 2007                  905,579         7,458,877               --        8,364,456
Goodwill Acquisition                          421,727                --        7,281,993        7,703,720
Impairment/Loss                           (1,327,306)       (7,458,877)               --      (8,786,183)
                                      ---------------  ----------------  ---------------  ---------------
Balance at December 31, 2008                       --                --        7,281,993        7,281,993
Goodwill Acquisition                               --                --               --               --
Impairment/Loss                                    --                --      (7,281,993)      (7,281,993)
                                      ---------------  ----------------  ---------------  ---------------
Balance at March 31, 2009             $            --  $             --  $            --  $            --
                                      ===============  ================  ===============  ===============

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

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under FASB Statement No. 157, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company measured the fair value of the preferred equity interest outstanding at September 30, 2008 since the number of common shares issuable under the Company's Series E convertible preferred stock was indeterminable during the nine months then ended. The value at September 30, 2008 was determined to be $9,000,000, measured using significant unobservable inputs (Level 3) using the present value of the shares based on the average fair market value of the Company's stock for the three days before and after the acquisition date.

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

                                                                              Fair Value
--------------------------------------------------------------------------------------------------------------------
As of March 31, 2009                                   Level 1         Level 2         Level 3          Total
--------------------------------------------------------------------------------------------------------------------
Embedded conversion liabilities                        $    --         $    --       $ 1,764,322      $ 1,764,322

The following table reconciles, for the period ended December 31, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded Conversion Liability at December 31, 2008              $    1,504,081
Present Value of beneficial conversion features of new debentures                 435,401
Reductions in fair value due to principal conversions                            (208,070)
Accretion adjustments to fair value - beneficial conversion features               32,910
                                                                            -------------
Balance at March 31, 2009                                                   $   1,764,322
                                                                            =============

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

The Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company's common shares.

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

The components of discontinued operations relating to the planned divestiture of
BIG are as follows:
                                                                                3/31/2009      12/31/2008
                                                                             ----------------------------
Current assets ...........................................................   $    522,376       1,006,362
Other assets .............................................................           --           233,816
Property and equipment ...................................................     12,532,479      12,761,877
                                                                             ------------    ------------
Total assets .............................................................     13,054,855      14,002,055

Accounts Payable and Accrued Expenses ....................................      2,712,954       2,490,604
Line of credit............................................................        745,235         745,235
Other current liabilities.................................................        263,950         290,778
Long term debt ...........................................................      8,759,491       8,760,853
Mandatorily redeemable equity ............................................     10,710,000      10,440,000
                                                                             ------------    ------------
Total liabilities ........................................................   $ 23,191,630      22,727,470

                                                                                   Three months ended
                                                                                3/31/2009       3/31/2008
                                                                             ----------------------------
Revenues .................................................................   $    271,668    $       --
(Loss) income before provision for income taxes ..........................   $ (1,164,411)   $       --


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

The components of discontinued operations relating to the planned divestiture of
Sustainable are as follows:
                                                                              3/31/2009     12/31/2008
                                                                            --------------------------
Inventory ...............................................................   $ 1,023,283    $ 1,558,018
Other current assets ....................................................       859,776        693,483
Property and equipment ..................................................     1,394,708      1,425,282
Construction in progress ................................................     1,481,459      1,481,459
Other assets ............................................................          --           46,712
                                                                            -----------    -----------
Total assets ............................................................     4,759,226      5,204,954

Accounts Payable ........................................................     2,987,117      3,195,346
Notes payable, current ..................................................     1,515,969      1,477,422
Other current liabilities ...............................................       529,207        219,543
Notes payable, long term ................................................     1,017,645      1,068,797
                                                                            -----------    -----------
Total liabilities .......................................................   $ 6,049,937    $ 5,961,108

                                                                                 Three months ended
                                                                              3/31/2009      3/31/2008
                                                                            --------------------------
Revenues ................................................................   $   851,898    $ 3,659,954
(Loss) income before provision for income taxes .........................   $  (558,513)   $   (53,028)


7         LINES OF CREDIT

Revolving Line of Credit for Construction of Corn Oil Extraction Facilities

On January 25, 2008, GS COES (Yorkville I), LLC, a subsidiary of the Company, closed on the terms of a Credit Agreement with YA Global Investments, LP ("YAGI"). On July 1, 2008, the Credit Agreement was amended to extend the commencement of payments to YAGI to October 1, 2008 and to extend all performance timelines to December 31, 2008. On December 11, 2008, the Credit Agreement was amended to extend the maturity date to January 31, 2011, to increase the revolving availability to $13,750,000, and to restructure the repayment provisions such that amounts advanced by YAGI would be repaid on the closing of financing from CleanBioenergy Partners, LLC, an affiliate of GE Energy Financial Services. The Credit Agreement was issued for the purpose of constructing and installing corn oil extraction facilities based on the Company's patented and patent-pending corn oil extraction technologies. While the revolving availability under the line of credit was increased to $13,750,000 in the December 11, 2008 amendment, and the Company was otherwise in compliance with the amended terms, the Company was unable to access the additional availability. The principal balance on the line of credit was $10,000,000 as of December 31, 2008, interest is accruing at the rate of 20% per annum, and the line and accrued interest is payable at the maturity date. The December 11, 2008 amendment also added a term allowing YAGI to convert interest and principal into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. The Company is currently in discussions with YAGI to restructure this line of credit since the CleanBioenergy financing failed to close as expected (see Note 16, Subsequent Events).

The Company accounted for the YAGI line of credit dated January 25, 2008 in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the YAGI line of credit could result in the principal being converted to a variable number of the Company's common shares. The carrying amount of the line has been restated for the prior year (please see Note 17 Restatement, below). The Company determined the value of the YAGI line of credit at December 31, 2008 to be $11,044,838 which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall increase from its present value of $1,044,838 at

December 31, 2008 to its estimated settlement amount of $1,111,111 at December 31, 2010. For the three months ended March 31, 2009, an expense of $24,852 has been recorded as interest expense for the accretion of the present value discount on the line of credit, thereby increasing the carrying value of the YAGI line of credit to $11,069,690 at March 31, 2009.

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

8        FINANCING ARRANGEMENTS

The following is a summary of the Company's  financing  arrangements as of March
31, 2009:
Current portion of notes payable:                                           3/31/2009
                                                                        -------------
Note payable from NextGen Acquisition to Stillwater ..................   $  2,071,886
Purchase obligations from NextGen Acquisition to NextGen sellers .....      3,979,437
Purchase obligations from GS AgriFuels to Sustainable Systems sellers       1,017,451
Asset retirement obligation, current .................................            277
Vehicle loans and other short term borrowings ........................         46,024
Mortgages and other term notes .......................................         63,416
Current portion of notes payable from GreenShift to Bollheimer .......        320,000
Current portion of notes payable from GS CleanTech ...................        150,000
Current portion of convertible notes payable from GS CleanTech .......      1,734,579
                                                                         ------------
     Total current portion of notes payable ..........................   $  9,383,070
                                                                         ============
Long-term notes payable, net of current maturities:
Mortgages and other term notes .......................................   $    373,931
                                                                         ------------
     Total long term notes payable, net of current maturities ........   $    373,931
                                                                         ============
Asset retirement obligation:
Asset retirement obligation ..........................................   $    247,729
                                                                         ============
Current portion of convertible debentures:
Convertible debenture payable from GS AgriFuels to YAGI ..............   $  1,949,631
Convertible debenture payable from GS AgriFuels to YAGI ..............      5,500,000
Convertible debenture payable from GS AgriFuels to YAGI ..............     12,860,000
Note discounts .......................................................       (210,851)
Convertible debenture payable from GreenShift  to RAKJ Holdings
                                                                              390,000
Convertible debenture payable from GreenShift  to Acutus .............        538,469
Convertible debenture payable from GS AgriFuels to Sustainable Systems      1,902,140
sellers
Convertible debenture payable from GS AgriFuels to Sustainable Systems      1,902,147
                                                                         ------------
sellers
     Total current portion of convertible debentures .................   $ 24,831,536
                                                                         ============
 Long-term convertible debentures, net of current maturities:
Convertible debenture payable from GreenShift to YAGI ................   $  2,084,986
Convertible debenture payable from GreenShift to YAGI ................        175,915
Convertible debenture payable from GreenShift to YAGI ................      1,224,063
Convertible debenture payable from GreenShift to YAGI ................      2,789,278
Conversion liabilities ...............................................        332,607
Convertible debenture payable from GreenShift  to YAGI ...............      1,950,000
                                                                         ------------
     Total long-term portion of convertible debentures ...............   $  8,556,848
                                                                         ============

The following principal amounts of convertible debentures noted above that are convertible into the common stock of the following companies are disclosed here:

GreenShift Corporation                             $        8,762,710
GS AgriFuels Corporation                                   24,113,918
                                                   ------------------
     Total                                         $       32,876,628
                                                   ==================

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) of as of March 31, 2009 and the Company's ability to meet such obligations:

Year                                                          Amount
--------------------------------------------------------------------
2009                                              $       33,824,606
2010                                                         436,228
2011                                                       8,581,621
2012                                                         377,250
2013 and thereafter                                          173,410
                                                  ------------------
Total minimum payments due under current and      $       43,393,115
                                                  ==================
long term obligations

9         DEBT AND PURCHASE OBLIGATIONS

OTHER CONVERTIBLE DEBENTURES

During the year ended December 31, 2008, the Company issued convertible debentures to Acutus Capital, LLC ("Acutus") in the amounts of $250,000 and $235,000, respectively. The convertible debentures to Acutus shall bear interest at a rate of 20% per year and mature on December 31, 2008 and February 15, 2009, respectively. Acutus is entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to $1.25 per share. The Company accounted for the YAGI Debenture dated February 8, 2006 in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS
150), as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debenture has been restated for the prior year (please see Note 17 Restatement, below). The Company determined the value of the Acutus Debenture at December 31, 2008 to be $538,469 which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall increase from its present value of $53,469 at December 31, 2008 to its estimated settlement amount of $53,889. The carrying value of the Acutus Debenture was $538,469 at March 31, 2009. As of March 31, 2009, the Company was in default on the Acutus debenture. For the three months ended March 31, 2009, interest expense of $23,918 for these obligations was incurred.

During the year ended  December 31, 2008,  the Company  entered into amended and restated convertible debentures with MIF that total $1,319,783. This amount includes the $410,930 in notes payable that MIF purchased from Viridis, $757,853 in convertible debt that were purchased from Candent, and $500,000 in convertible debt that was purchased from Acutus Capital, as well as an additional $151,000 in new convertible debt that MIF purchased during December 2008. The total convertible debentures due to MIF were reduced by $432,932 during the year ended December 31, 2008, after MIF purchased the debenture payable to the Company from EcoSystem Corporation by reducing the amount of the convertible debt the Company owed to MIF. $500,000 of the convertible debt issued to MIF bears interest at a rate of 20% and the balance of the convertible debentures shall bear interest at 12% per year and mature on December 31, 2010. MIF is entitled to convert the accrued interest and principal of the MIF convertible debenture into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 per share or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. During the three months ended March 31, 2009, MIF funded an additional $609,100 and converted $439,000 on the amount due into Company common stock, and sold $315,000 of the principal amount due to MIF to RAKJ Holdings, Inc. ("RAKJ"). The Company accounted for the MIF Debenture in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the RAKJ Debenture could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debenture has been restated for the prior year (please see Note 17 Restatement, below). The Company determined the value of the MIF Debenture at December 31, 2008 to be $1,514,201 which represented the face value of the debenture of $1,386,851 plus the present value of the conversion feature. During the three months ended March 31, 2009, the Company recognized an additional conversion liability at present value of $57,281 for additional funding received, recognized a reduction in conversion liability value of $75,718 for the conversion and sale noted above and recorded an expense of $4,643 as interest expense for the accretion of the present value of the conversion liability for the quarter. The carrying value of the MIF Debenture was $1,355,507 at March 31, 2009, including principal of $1,241,951 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $113,556 at March 31, 2009 to its estimated settlement value of $137,994 at December 31, 2010. Interest expense of $42,001 for these obligations was accrued for the three months ended March 31, 2009.

The $315,000 convertible debt purchased by RAKJ bears interest at the rate of 12% per year and matures on December 31, 2010. RAKJ is entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 per share or
(b) 50% of the lowest daily volume weighted average closing price for the five trading days preceding conversion. During the three months ending March 31, 2009, RAKJ converted 38,284,202 shares of common stock totaling $120,000 on this debenture. The Company accounted for the YAGI Debenture in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the YAGI Debenture could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debenture has been restated for the prior year (please see Note 17 Restatement, below). The Company determined the value of the RAKJ Debenture at March 31, 2009 to be $390,000 which represented the face value of the debenture plus the fair value of the conversion feature. For the three months ending March 31, 2009, interest expense of $4,029 for these obligations was incurred. The principal balance of these notes at March 31, 2009 was $195,000.

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

Under the YAGI Debentures, the Company owes a monthly payment of $250,000. The Company determined the fair value of the monthly stream of payments under the YAGI debentures at December 31, 2008 to be $3,028,424 which represented the face value of the monthly payments plus the present value of the conversion feature. For the three months ended March 31, 2009, the Company recognized an additional conversion liability value of $63,120 due to additional installments becoming due, recognized a reduction in value of the conversion liability of $12,352 for conversions of principal and recorded $3,415 as interest expense for the accretion of value on the conversion liability. The value of the conversion feature underlying the stream of payments owed under the YAGI debentures was $332,607 at March 31, 2009. The liability for the conversion feature shall increase from its present value of $332,607 at March 31, 2009 to its estimated settlement value of $388,892 at December 31, 2010.

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

Summarized financial information about each segment is provided below:
Three Months                                     Equipment &        Culinary Oil            Biofuel
Ended 3/31/09                   Corporate   Technology Sales  Production & Sales Production & Sales          Total
------------------------------------------------------------------------------------------------------------------
Total revenue              $          --  $          231,324  $               --  $         624,334  $     855,658
Cost of revenue                       --             648,961                  --            506,763      1,155,724
                           -------------  ------------------  ------------------  -----------------  -------------
   Gross profit                       --           (417,637)                  --            117,572       (300,066)
Operating expenses               235,652             205,149                  --          7,758,752      8,199,552
                           -------------  ------------------  ------------------  -----------------  -------------
 Income (loss)
    from operations            (235,652)           (622,786)                  --         (7,641,180)   (8,499,618)
Other income (expense)         (719,462)           (750,278)                  --           (691,696)   (2,161,435)
                           -------------  ------------------  ------------------  -----------------  -------------
   Income (loss)
      before taxes             (955,114)         (1,373,064)                  --         (8,332,876)   (10,661,054)
Minority interest                     --                  --                  --                 --             --
                           -------------  ------------------  ------------------  -----------------  -------------
Taxes                                 --                  --                  --                 --             --
                           -------------  ------------------  ------------------  -----------------  -------------
Net loss from
   discontinued operations $          --  $               --  $        (558,513)  $     (1,164,411)  $ (1,722,924)
                           -------------  ------------------  ------------------  -----------------  -------------
Net loss                   $   (955,114)  $      (1,373,064)  $        (558,513)  $     (9,497,287)  $(12,383,978)
                           =============  ==================  ==================  =================  =============

Three Months                                     Equipment &        Culinary Oil            Biofuel
Ended 3/31/08                   Corporate   Technology Sales  Production & Sales Production & Sales          Total
------------------------------------------------------------------------------------------------------------------

Total revenue              $          --  $        2,564,428  $               --  $         331,371  $   2,895,799
Cost of revenue                   14,608           1,283,225                  --            222,267      1,520,100
                           -------------  ------------------  ------------------  -----------------  -------------
   Gross profit                 (14,608)           1,281,203                  --            109,104      1,375,699
Operating expenses               977,977             401,006                  --             89,465      1,468,448
                           -------------  ------------------  ------------------  -----------------  -------------
   Income(loss)
     from operations           (992,585)             880,197                  --             19,639       (92,749)
Other income (expense)       (1,594,885)         (1,488,963)                  --          (273,571)    (3,357,419)
                           -------------  ------------------  ------------------  -----------------  -------------
   Loss before taxes         (2,587,470)           (608,766)                  --          (253,932)    (3,450,168)
Taxes                                 --             (7,019)                  --                 --        (7,019)
                           -------------  ------------------  ------------------  -----------------  -------------
Net loss from
   continuing operations   $          --  $               --  $         (53,028)  $              --  $    (53,028)
                           -------------  ------------------  ------------------  -----------------  -------------
Net loss attributable to
   common shareholders     $ (2,587,470)  $        (615,785)  $         (53,028)  $       (253,932)  $ (3,510,215)
                           =============  ==================  ==================  =================  =============

14       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the three months ending March 31, 2009 and 2008:
                                                                             2009           2008
                                                                        ---------    -----------
     Cash paid during the year for the following:
  Interest ..........................................................   $     --     $  272,751
  Income taxes ......................................................         --         15,558
                                                                        ----------   ----------
    Total ...........................................................   $     --     $  288,309
                                                                        ==========   ==========

Acquisition of Bollheimer & Associates with debt ....................         --        320,000
Stock issued for compensation .......................................         --        304,017
Reduction of convertible debentures from disposal of
 investment in GS EnviroServices ....................................         --      2,000,000
Reduction of related party debt and accrued interest from forgiveness         --      2,000,000
Stock issued for conversion of debt .................................      686,000         --

15       RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC ("MIF") is party to certain convertible debentures issued by the Company (see Note 9, Convertible Debentures, above). The managing member of MIF is a relative of the Company's chairman.

16       SUBSEQUENT EVENTS

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

17       RESTATEMENTS

The Company has restated its financial statements for the three months ended March 31, 2009 and 2008. Subject to the filing of the original financial statements for the three months then ended, Management determined that the Company's prior policies relating to accounting for the impact of conversion features embedded in the Company's various derivative securities should have been changed to conform with recent guidance under EITF 08-04, Transition Guidance for Conforming Changes to Issue No. 98-5, involving application of conforming changes from the issuance of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS
150). Due to the variable number of the Company's common shares issuable upon conversion of certain of the company's derivative securities, such instruments should have been accounted for as liabilities under SFAS 150 during 2009 and 2008 based on interpretive guidance in EITF 08-04. During 2009 and 2008, the Company had accounted for such instruments as derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by bifurcating the conversion features from the related host contracts and recognizing them at fair value, amortizing the related debt discounts, and recognizing gain or loss for changes in fair value of the conversion features. Management believes that accounting for these conversion features as liabilities under SFAS 150 is the preferable accounting treatment. In accordance with SFAS No. 154, Accounting Changes and Error Corrections, the Company has restated the financial statements for the three months ended March 31, 2009 to reflect the adoption of this change in accounting, and has restated the financial statements for the three months ended March 31, 2008 through retrospective application of this accounting interpretation to prior periods in accordance with this standard. In addition, the Company has reclassified certain obligations due to subsidiary shareholders that were presented as "Minority Interest" in prior financial statements to more properly classify these obligations as current liabilities, and reclassified the actual amount of noncontrolling interest in subsidiary capital as equity to conform to the adoption of SFAS 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51.

An offsetting adjustment of $1,642,346 has been made to the opening balance of accumulated deficit (increasing the deficit) as of the beginning of the periods presented due to these restatements.

The following shows the effect of the restatements on the financial statements:
                                                         3/31/09         3/31/09       12/31/08        12/31/08
Balance Sheets:                                      As reported     As restated    As reported     As restated
                                                     ----------------------------------------------------------
Line of credit                                      $  10,000,000   $ 11,069,690     $10,000,000     $11,044,838
Convertible debentures, current                        24,521,796     24,831,536      11,665,309      11,792,387
Convertible debentures, related party                   1,367,148      1,676,197       1,512,325       1,900,333
Liability for derivative instruments                    8,316,098             --       3,869,771              --
Liability due to shareholders                                  --        932,328              --         932,328
Convertible debentures, net of current                  8,224,241      8,556,848      20,726,439      21,188,196
Minority interest                                         942,001             --         942,001              --
Additional paid-in capital                             84,345,783     80,441,843      83,774,424      79,662,413
Accumulated deficit                                 (163,325,155)  (153,126,202)   (146,432,325)   (140,472,224)
Non-controlling interest
   in subsidiary                                               --          9,673              --           9,673

                                                         3/31/09         3/31/09        3/31/08         3/31/08
Statements of Operations:                            As reported     As restated    As reported     As restated
                                                     ----------------------------------------------------------
Change in fair value-derivatives                     $ (4,446,327)   $        --    $   319,829    $         --
Amortization of debt discount                            (447,644)     (186,810)     (1,114,095)       (463,003)
Conversion liabilities                                        --       (406,387)             --         (47,070)
Conversion liabilities - affiliate                            --        (61,924)             --              --

Loss from continuing operations                       (14,899,904)  (10,661,054)     (3,741,381)     (3,457,187)
Net income (loss)                                     (16,622,829)  (12,383,978)     (3,794,409)     (3,510,214)

Earnings (loss) per share:
Continuing operations                                $      (0.14)   $    (0.10)    $     (0.07)    $     (0.06)
Discontinued operations                              $      (0.02)   $    (0.02)    $         --    $         --

Total, basic and diluted                             $      (0.16)   $    (0.12)    $     (0.07)    $     (0.07)

                                                         3/31/09         3/31/09        3/31/08         3/31/08
Statements of Stockholders' Equity:                  As reported     As restated    As reported     As restated
                                                     ----------------------------------------------------------

Beginning balance, paid-in capital                                                   63,502,789      66,175,522
Write-off of derivative due to
   debt restructure                                                                   6,784,743            --
Net loss                                             (16,622,829)    (12,383,978)   (52,293,334)    (47,975,579)


                                                         3/31/09         3/31/09        3/31/08         3/31/08
Statements of Cash Flows:                            As reported     As restated    As reported     As restated
                                                    -----------------------------------------------------------

Net loss from continuing operations                 $(14,899,904)  $(10,661,054)    $(3,741,381)    $(3,457,187)
Amortization of debt discount
  and deferred financing costs                            451,308        190,474       1,114,095         463,002
Change in fair value of derivatives                     4,446,327             --       (319,829)              --
Interest from conversion liabilities                           --        468,311              --          47,070

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

The divestiture of our biodiesel refining and oilseed crush operations can be expected to reduce demand on the Company's available sources of liquidity in the short-term but will prevent the Company from executing on its prior plans to build value with each of these operations in connection with the planned expansion of the Company's installed base of corn oil extraction facilities.

As relevant to our extraction plans, we recently received two notices of allowance from the U.S. Patent and Trademark Office for our corn oil extraction technologies. These notices of allowance provided notification to the Company that it is entitled to a patent for two of its several pending corn oil extraction patent applications. We believe that the issuance of our extraction patents, the strategic value of feedstock ownership, and other market circumstances have favorably shifted our market positioning and made available an increased array of options to fully capitalize the construction of extraction facilities and the restructuring of our balance sheet. We are currently evaluating a number of opportunities in this regard.

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

Results of Operations

The following table sets forth, for the periods presented, revenues, expenses and net income in our condensed consolidated statement of operations, as well as other key financial and operating data:

                                                                         Three Months Ended
                                                                   3/31/09          3/31/08
                                                             ------------------------------
Summary Statement of Operations:
Revenue ..................................................   $     855,658    $   2,895,799
Cost of revenues .........................................       1,155,724        1,520,100
                                                             -------------    -------------
  Gross profit ...........................................        (300,066)       1,375,699

Selling, general and administrative expenses .............       8,199,552        1,468,448
                                                             -------------    -------------
   Income (loss) from operations .........................      (8,499,618)         (92,749)

Other income (expense), net ..............................      (2,161,435)      (3,357,419)
                                                             -------------    -------------
   Lossbefore minority interest and taxes ................     (10,661,054)      (3,450,168)

Minority interest in net loss of consolidated subsidiaries            --             (7,019)
(Provision for) benefit from income taxes ................            --               --
Income (loss) from discontinued operations ...............      (1,722,924)         (53,028)
Preferred dividends ......................................            --               --
                                                             -------------    -------------
   Net loss ..............................................   $ (12,383,978)   $  (3,510,214)
                                                             =============    =============


Other financial data:
Net cash flows (used in) provided by operating activities           76,745       (1,347,11)
Net cash flows (used in) provided by investing activities         (626,854)
Net cash flow (used in) provided by financing activities .         548,685        5,260,252
                                                             -------------    -------------
   Net (decrease) increase in cash and cash equivalents ..          (1,423)        (901,299)

Operating data:
Corn oil extracted (gallons) .............................         461,211          151,270
Average gross price of corn oil sold per gallon ($) ......   $        1.15    $        1.47

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

Operating Expenses

Operating expenses for the three months ended March 31, 2009 were $8,199,552 compared to $1,468,448 for the same period in 2008. Included in the three months ended March 31, 2009 was $0 in stock-based compensation as compared to $304,017 for the three months ended March 31, 2008. The decrease in operating expenses was primarily due to the Company's changed business operations during 2009 as compared to 2008.

Interest Expense

Interest expenses and financing costs for the three months ended March 31, 2009 were $1,981,527 and $1,261,806 for the three months ended March 31, 2008. Included in the three months ended June 30, 2009 was $1,513,217 of interest expense, consisting of $1,471,216 in accrued interest, $42,001 in accrued interest due to a related party, and $468,311 in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the three months ended March 31, 2009.

Amortization of note discount was $91,219 and $0, respectively for the three months ended March 31, 2009 and 2008.

Expenses Associated with Change in Convertible Liabilities

As of June 30, 2009, the Company had several convertible debentures due to YA Global Investments, LP. The Company accounted for the convertible debentures in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company's common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value. We recognize interest expense for the conversion liability which is added to the principal of the debenture. We also recognize interest expense for accretion of the conversion liability over the term of the note. The additional value for the conversion features of $468,311 for the three months ended March 31, 2009 have been recognized within Other income (expense) as Changes in conversion liabilities in the accompanying financial statements, including $61,924 for related party debt.

Net Income or Loss

Net loss from continuing operations for the three months ended March 31, 2009, was $10,661,054 as compared to a loss of $3,457,187 from the same period in 2008. Loss for discontinued operations was $1,722,924 for the three months ended March 31, 2009 as compared to $53,028 for the three months ended March 31, 2008. Net loss for the three months ended March 31, 2009, was $12,383,978 as compared to a loss of $3,510,214 from the same period in 2008.

The primary reasons for the magnitude of the change in net loss were expenses attributable to the transition from technology development to mature market execution, and expenses attributable to past financing and restructuring activities as well as charges relating to the impairment of intangibles and goodwill. The loss also included the following non-cash items: impairment charges relating to the Biofuels Industries, LLC subsidiary of about $7,200,000; amortization of debt discount and deferred financing fees of about $186,000;
depreciation expenses of about $300,000; and, accrued interest of about $1,500,000.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Balances

As of March 31, 2009, we had a cash balance of $8,281, down from a balance of $9,704 at March 31, 2008. This net cash is summarized below and discussed in more detail in the subsequent sub-sections:

     >>   Operating  Activities

          $76,745 of net cash provided by operating activities primarily deriving from sales of equipment and technology and from biofuel sales.

     >>   Investing Activities

          $626,854 of net cash used in investing activities mainly for the construction of our corn oil extraction facilities.

     >>   Financing  Activities

          $548,685 of net cash provided by financing activities.

Current and Prior Year Activity

Our primary source of liquidity is cash generated from operations and proceeds from issuance of debt and common stock. For the three months ended March 31, 2009, net cash provided by our operating activities was $76,745 as compared to the net cash used by our operating activities of $1,347,181 for the three months ended March 31, 2008.

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

For the three months ended March 31, 2009, we used $627,854 in investing activities as compared to $3,987,337 used in investing activities for the three months ended March 31, 2008, and financing activities provided $548,685 in cash as compared to $5,260,252 in cash used by financing activities during March 31, 2008.

The Company had a working capital deficit of $77,041,434 at March 31, 2009, which includes convertible debentures of $24,831,536, accrued interest payable of $8,293,259 related party convertible debentures of $1,676,197, $20,000 in related party debt, $3,979,437 in purchase obligations, and $4,821,738 in amounts due to the prior owners of our oilseed crush facility. The Company's working capital deficit net of these amounts is $33,419,267.

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

ITEM 4      CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, these controls and procedures are ineffective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings because it did not have a sufficient number of personnel with an appropriate level of knowledge of and experience in generally accepted accounting principles in the United States of America (U.S. GAAP) that are appropriate to the Company's financial reporting requirements.

Subsequent to filing the Quarterly Report, management determined to change its policies for accounting of the derivative securities that the Company has issued. While the Company has restated the financial statements in this amended Report to conform with this new policy, the use of the Company's long-standing prior policy for accounting of the Company's derivative securities was not itself due to any inadequacy in the Company's controls. However, because the Company did not have a sufficient number of personnel with an appropriate level of knowledge of and experience in generally accepted accounting principles in the United States of America (U.S. GAAP) that are appropriate to the Company's financial reporting requirements, the Company's controls and procedures were ineffective as of March 31, 2009.

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

GREENSHIFT CORPORATION

By

              /S/       KEVIN KREISLER
              ---------------------------------------------
                        KEVIN KREISLER
                        Chief Executive Officer

              /S/       EDWARD R. CARROLL
              ---------------------------------------------
                        EDWARD R. CARROLL
                        Chief Financial and Accounting Officer


Date:         October 14, 2009