Form 10-Q/A
period 2009-06-30
GREENSHIFT CORP
filed 2009-10-16
CIK 1269127

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

                                 Amendment No. 1

This Amendment No.1 on Form 10-Q/A, which amends and restates items identified below with respect to the Form 10-Q, filed by GreenShift Corporation ("we" or "the Company") with the Securities and Exchange Commission (the "SEC") on August 20, 2009 (the "Original Filing"), is being filed in order to:

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

                             GREENSHIFT CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2009

                                TABLE OF CONTENTS




                                                                                                          Page No
Part I - Financial Information

Item 1    Financial Statements (unaudited) ..................................................................5

          Condensed Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008(unaudited)..........6

          Condensed Consolidated Statements of Operations for the Three and Six Month Periods
          Ended June 30, 2009(unaudited) and 2008 (unaudited)................................................7

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 2009 (unaudited) and 2008 (unaudited).....................................................8

          Statement of Stockholders' Equity - Year Ended December 31, 2008 and Six
          Months Ended June 30, 2009.........................................................................9

          Notes to Condensed Consolidated Financial Statements..............................................11

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations ............24

Item 3    Quantitative and Qualitative Disclosures about Market Risk........................................30

Item 4    Controls and Procedures ..........................................................................30

Part II - Other Information

Item 1    Legal Proceedings ................................................................................31

Item 1A   Risk Factors .....................................................................................31

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds ......................................31

Item 3    Defaults upon Senior Securities ..................................................................31

Item 4    Submission of Matters to a Vote of Security Holders...............................................31

Item 5    Other Information ................................................................................28

Item 6    Exhibits..........................................................................................32


Signatures..................................................................................................32


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS (UNAUDITED)

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008
                                                                                         RESTATED         RESTATED
                                                                                        6/30/2009       12/31/2008
ASSETS                                                                              ------------------------------
Current assets:
   Cash .........................................................................   $        --      $      10,028
   Accounts receivable, net of allowance of doubtful
    accounts of $0 and $46,962 ..................................................         136,372          733,768
   Inventories ..................................................................         616,056          616,056
   Cost and earnings in excess of billings ......................................         213,902          175,592
   Project development costs ....................................................         379,355          379,355
   Assets to be disposed, current ...............................................            --          1,006,343
   Prepaid expenses and other assets ............................................         119,997          111,125
                                                                                    -------------    -------------
     Total current assets .......................................................       1,465,682        3,032,267
                                                                                    -------------    -------------
Other Assets:
   Property and equipment, net ..................................................      10,900,870       11,125,547
   Deposits .....................................................................         213,634          213,634
   Construction in progress .....................................................       4,986,892        4,541,554
   Accrued interest receivable ..................................................           1,775             --
   Note receivable ..............................................................         500,000             --
   Intangible assets, net .......................................................          33,845           42,959
   Deferred financing costs, net ................................................         195,593          390,464
   Minority investments .........................................................       2,501,324        2,501,324
   Goodwill .....................................................................            --          7,281,993
   Assets to be disposed, net of current ........................................            --         12,995,691
                                                                                    -------------    -------------
     Total other assets .........................................................      19,333,933       39,093,166
                                                                                    -------------    -------------
TOTAL ASSETS ....................................................................   $  20,799,615    $  42,125,433
                                                                                    =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
   Line of credit ...............................................................   $  11,094,543    $  11,044,838
   Accounts payable and accrued expenses ........................................      14,614,595       14,551,651
   Accrued interest payable .....................................................       6,907,043        6,603,228
   Accrued interest payable - related party .....................................         266,496          179,711
   Billings in excess of earnings ...............................................            --             13,576
   Income tax payable ...........................................................          45,000           45,000
   Current portion of long term debt ............................................       8,383,663        8,785,668
   Convertible debenture - related party debt, net of discount ..................       2,158,195        1,900,333
   Current portion of convertible debentures, net of discount ...................      19,477,319       11,792,387
   Other current liabilities ....................................................         521,067          604,587
   Liabilities of discontinued operations, current ..............................         363,228          363,228
   Liabilities due to shareholders ..............................................         932,328          932,328
   Liabilities to be disposed ...................................................            --          3,526,617
                                                                                    -------------    -------------
     Total current liabilities ..................................................      64,763,477       60,343,152
                                                                                    -------------    -------------
Long term liabilities:
   Long term debt, net of current ...............................................         373,250          964,028
   Asset retirement obligation ..................................................         247,975          247,462
   Liabilities to be disposed, non-current ......................................            --         19,328,095
   Convertible debentures, net of current .......................................       8,428,340       21,188,196
                                                                                    -------------    -------------
     Total long term liabilities ................................................       9,049,565       41,727,781
Total liabilities ...............................................................      73,813,042      102,070,933
                                                                                    -------------    -------------
Equity:
Stockholders' equity (deficit)
   Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
     Series A: 0 shares issued and outstanding, respectively ....................            --               --
     Series B: 2,498,123 and 2,519,219shares issued and outstanding, respectively           2,498            2,519
     Series C: 0 shares issued and outstanding ..................................            --               --
     Series D: 799,954 and 800,000 shares issued and outstanding, respectively ..            800               800
     Series E: 0 and 20,000 shares issued and outstanding, respectively .........            --                 20
   Common stock, $0.001 par value, 500,000,000 authorized;
     496,568,541 and 95,144,983, shares issued and outstanding, respectively ....         496,569           95,144
     Additional paid-in capital .................................................      87,711,017       76,878,929
   Accumulated deficit ..........................................................    (141,233,984)    (136,932,585)
                                                                                    -------------    -------------
Total stockholders' equity (deficit) ............................................     (53,023,100)     (59,955,173)
                                                                                    -------------    -------------
   Non-controlling interest in subsidiary .......................................           9,673            9,673
                                                                                    -------------    -------------
     Total equity (deficit) .....................................................     (53,013,427)     (59,945,500)
                                                                                    -------------    -------------
TOTAL LIABILITIES AND EQUITY (DEFICIT) ..........................................   $  20,799,615    $  42,125,433
                                                                                    =============    =============

          The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (UNAUDITED)
                                                             RESTATED         RESTATED         RESTATED         RESTATED
                                                            Three Months Ended June 30          Six Months Ended June 30
                                                        ------------------------------    ------------------------------
                                                                 2009             2008             2009             2008
                                                        -------------    -------------    -------------    -------------
Revenue .............................................   $   1,177,026    $   5,961,775    $   2,032,684    $   8,857,574
Cost of revenues ....................................         838,664        2,525,799        1,994,388        4,045,899
                                                        -------------    -------------    -------------    -------------
  Gross profit ......................................         338,362        3,435,976           38,296        4,811,675
                                                        -------------    -------------    -------------    -------------
Operating expenses:
   General and administrative expenses ..............       1,030,158        1,427,946        1,935,478        2,022,717
     Selling expenses ...............................           8,816             (383)          21,056           43,676
   Research and development .........................            --             31,606             --             32,207
   Bad debt expense .................................       4,315,204             --          4,315,204             --
   Amortization of intangibles ......................            --            525,000             --          1,050,000
   Loss on disposal of equipment ....................          28,985             --             28,985             --
   Impairment of goodwill ...........................            --               --          7,281,993             --
   Stock based compensation .........................            --             32,816             --            336,833
                                                        -------------    -------------    -------------    -------------
     Total operating expenses .......................       5,383,163        2,016,985       13,582,715        3,485,433
                                                        -------------    -------------    -------------    -------------
Income (loss) from operations .......................      (5,044,801)       1,418,991      (13,544,419)       1,326,242
                                                        -------------    -------------    -------------    -------------
Other income (expense):
   Change in fair value of derivative instruments ...            --               --               --               --
   Interest income ..................................           1,775             --              1,775             --
   Loss on disposal and impairment of investments ...            --         (1,077,135)            --         (2,739,735)
   Amortization of debt discount & deferred financing        (189,958)        (527,150)        (376,768)        (990,152)
   Other income (expense) ...........................          73,914           15,545           80,816           45,535
   Conversion liabilities ...........................        (289,997)         (73,525)        (696,384)        (120,595)
   Conversion liabilities- affiliate ................         (64,631)            --           (126,555)            --
   Interest expense - affiliate .....................         (44,784)         (28,079)         (86,785)         (55,676)
   Interest expense .................................      (1,498,923)      (1,533,024)      (2,970,139)      (2,720,164)
                                                        -------------    -------------    -------------    -------------
     Total other income (expense), net ..............      (2,012,604)      (3,223,368)      (4,174,040)      (6,580,787)
                                                        -------------    -------------    -------------    -------------
Loss before minority interest and income taxes ......      (7,057,405)      (1,804,378)     (17,718,459)      (5,254,545)
Minority interest in net loss
  of consolidated subsidiaries ......................            --              6,419             --              6,419
                                                        -------------    -------------    -------------    -------------
Loss before provision for income taxes ..............      (7,057,405)      (1,797,959)     (17,718,459)      (5,248,126)
(Provision for)/benefit from income taxes ...........         402,347            7,019          402,347             --
                                                        -------------    -------------    -------------    -------------
Loss from continuing operations .....................      (6,655,058)      (1,790,940)     (17,316,112)      (5,248,126)
                                                        -------------    -------------    -------------    -------------
Discontinued Operations:
Gain from disposal of discontinued operations .......      14,452,069             --         14,452,069             --
Income (loss) from discontinued operations ..........         555,568         (507,044)      (1,167,356)        (560,072)
                                                        -------------    -------------    -------------    -------------
   Total income (loss) from discontinued operations .      15,007,637         (507,044)      13,284,713         (560,072)
                                                        -------------    -------------    -------------    -------------
Net income (loss) ...................................   $   8,352,579    $  (2,297,984)   $  (4,031,399)   $  (5,808,198)
                                                        =============    =============    =============    =============
Mandatorily Redeemable Preferred Equity .............            --               --           (270,000)            --
                                                        -------------    -------------    -------------    -------------
Net income (loss) attributable to
  common shareholders ...............................   $   8,352,579    $  (2,279,984)   $  (4,301,399)   $  (5,808,198)
                                                        =============    =============    =============    =============
Weighted average common shares outstanding
Basic and diluted ...................................     406,790,648       35,151,574      272,179,740       37,482,710

Earnings (loss) per share
Loss from continuing operations .....................   $       (0.02)   $       (0.05)   $       (0.06)   $       (0.14)
Income (loss) from discontinued operations ..........            0.04            (0.01)           (0.05)           (0.01)
                                                        -------------    -------------    -------------    -------------
Net income (loss) per share - basic and diluted .....   $        0.02    $       (0.06)   $       (0.01)   $       (0.15)
                                                        =============    =============    =============    =============

          The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)
                                                                        RESTATED        RESTATED
                                                                      Six months      Six months
                                                                   Ended 6/30/09   Ended 6/30/08
                                                                   -----------------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss ....................................................   $ (4,031,399)   $ (5,808,198)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
   Depreciation and amortization ...............................        586,205         334,690
   Amortization of intangibles .................................          9,114       1,031,748
   Amortization of debt discount and deferred financing costs ..        642,537         627,623
   Gain on disposal of subsidiary ..............................    (14,451,979)           --
   Change in net assets to be disposed of ......................      5,599,302            --
   Interest from conversion liability ..........................        818,418         120,593
   Stock based compensation ....................................           --           336,833
   Accretion of asset retirement obligation ....................            790          58,050
   Loss on disposal of investment ..............................           --         2,739,735
   Loss on impairment of goodwill ..............................      7,281,993            --
   Bad debt expense ............................................      4,360,600             722
   Change in minority interest .................................           --           (22,561)
Change in assets and liabilities, net of acquisitions
   Accounts receivable .........................................     (3,763,204)       (119,661)
   Restricted cash .............................................            316        (275,547)
   Prepaid expenses ............................................        106,748         867,281
   Deposits ....................................................        (83,521)       (214,640)
   Inventory ...................................................           --           511,736
   Costs in excess of earnings .................................        (38,303)       (902,173)
   Deferred financing fees .....................................           --           (99,830)
   Accrued interest ............................................      2,913,638       2,013,473
   Accrued interest - related party ............................         86,785         114,238
   Billings in excess of cost ..................................        (13,576)       (934,096)
   Accounts payable and accrued expenses .......................       (326,579)      1,679,511
   Deferred income taxes .......................................           --           (59,630)
   Deferred revenue ............................................           --        (1,082,500)
                                                                   ------------    ------------
         Net cash provided by (used in) operating activities ...       (297,682)        917,797
                                                                   ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES
   Cash paid for acquisition ...................................           --           (80,000)
   Cash acquired from acquisition ..............................           --              --
   Construction in progress ....................................       (445,338)     (4,039,557)
   Divestiture of subsidiary ...................................           --          (317,500)
   Investment in unconsolidated subsidiaries ...................           --              --
   Project development costs ...................................           --           (54,925)
   Additions to and acquisition of property, plant and equipment       (405,740)     (3,040,650)
                                                                   ------------    ------------
      Net cash (used in) investing activities ..................       (851,078)     (7,532,632)
                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of line of credit .................................           --              --
   Proceeds from loan receivable - related party ...............       (115,618)           --
   Proceeds from long term debt ................................         39,000            --
   Proceeds from convertible debentures ........................           --           500,000
   Repayment of convertible debentures - related party .........      1,180,579            --
   Repayment of short term borrowings - affiliate ..............           --        (1,461,916)
   Proceeds from line of credit ................................         49,705      10,030,000
      Cash paid to minority shareholders .......................           --          (820,827)
   Repayment of long term debt .................................        (14,610)     (1,593,816)
                                                                   ------------    ------------
      Net cash provided by financing activities ................      1,139,056       6,335,441
                                                                   ------------    ------------
   Net increase (decrease) in cash .............................   $     (9,704)   $    (38,604)
   Cash at beginning of period .................................          9,704         140,218
                                                                   ------------    ------------
   Cash at end of period .......................................   $       --      $    178,823
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


                                      Series A           Series B        Series C        Series D         Series E
                                  Preferred Stock    Preferred Stock Preferred Stock  Preferred Stock  Preferred Stock
                                   Shares   Amount   Shares   Amount  Shares Amount   Shares   Amount  Shares   Amount
                                ---------- -------- -------- -------- ------ ------- -------- -------- ------- --------
Balance at 12/31/07, Restated   1,254,244  $ 1,254  151,250    $ 151     --      --  800,000    $ 800      --       --
                                ========== ======== ======== ======== ====== ======= ======== ======== ======= ========
Adjustment of conversion of            --       --       --       --     --      --       --       --      --       --
subsidiary minority interest
Write-off of derivative due            --       --       --       --     --      --       --       --      --       --
to debt restructure
Shares issued for conversion           --       --       --       --     --      --       --       --      --       --
of debentures
Adjustment for transfer of             --       --       --       --     --      --       --       --      --       --
entity under common control
Stock based compensation               --       --       --       --     --      --       --       --      --       --
Cancellation of debt -                 --       --       --       --     --      --       --       --      --       --
related party
Conversion of minority          (1,254,244)(1,254)       --       --     --      --       --       --      --       --
interest
Repurchase of subsidiary stock         --       --       --       --     --      --       --       --      --       --
Cancellation of debt -                 --       --       --       --     --      --       --       --      --       --
related party
Conversion of Series B                 --       --  (151,250)  (151)     --      --       --       --      --       --
Preferred Stock to Common
Issuance of Series B
Preferred Stock to create              --       --  3,025,33   3,025     --      --       --       --      --       --
Employee Pool
Partial Conversion of Series           --       --  (506,114)  (506)     --      --       --       --      --       --
B to Common
Conversion of debt                     --       --       --       --     --      --       --       --      --       --
Common stock issued for                --       --       --       --     --      --       --       --      --       --
financing fees
Acquisition of subsidiary              --       --       --       --     --      --       --       --  20,000       20
Priority return on subsidiary          --       --       --       --     --      --       --       --      --       --
capital
Net loss                               --       --       --       --     --      --       --       --      --       --
                                ---------- -------- -------- -------- ------ ------- -------- -------- ------- --------
Balance at 12/31/08,Restated           --       --  2,519,219$ 2,519     --      --  800,000    $ 800  20,000     $ 20
                                ========== ======== ======== ======== ====== ======= ======== ======== ======= ========

Conversion of Series B                 --       --  (21,096)    (21)     --      --       --       --      --       --
Preferred Stock to Common
Shares issued for conversion           --       --       --       --     --      --       --       --      --       --
of debentures
Conversion of Series D                 --       --       --       --     --      --     (46)       --      --       --
Preferred Stock to Common
Cancellation of shares                 --       --       --       --     --      --       --       --  (20,000)   (20)
Net loss                               --       --       --       --     --      --       --       --      --       --
                                ---------- -------- -------- -------- ------ ------- -------- -------- ------- --------
Balance at 6/30/09, Restated           --       --  2,498,123$ 2,498     --      --  799,954    $ 800      --     $ --
                                ========== ======== ======== ======== ====== ======= ======== ======== ======= ========





          The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEAR ENDED DECEMBER 31, 2008 AND SIX MONTHS ENDED JUNE 30, 2009

                                                                             Non-controlling   Additional
                                                                                interest  in      Paid-in  Accumulated     Total
                                                               Common Stock       subsidiary      Capital      Deficit    Equity
                                                        ------------- ---------- ------------ ------------ ----------- -----------
                                                              Shares       Amount   Amount       Amount      Amount       Amount
                                                        ------------- ---------- ----------- ------------ -----------  -----------
Balance at 12/31/07, Restated                             30,693,083   $ 30,693         --  $66,175,522  $(91,821,644)$(25,613,224)
                                                        ============= ========== =========== ============ ===========  ===========
Non-controlling interest investment in subsidiary                 --         --     25,000           --          --         25,000
Adjustment of conversion of subsidiary minority                   --         --         --      183,373          --        183,373
interest
Shares issued for conversion of debentures                11,000,597     11,000         --      543,657          --        554,657
Adjustment for transfer of entity under common control            --         --         --     (27,800)          --       (27,800)
Stock based compensation                                     850,000        850         --       50,550          --         51,400
Cancellation of debt - related party                              --         --         --    2,952,968          --      2,952,968
Conversion of minority interest                               25,084         25         --        1,229          --             --
Repurchase of subsidiary stock                                    --         --         --  (1,950,000)          --    (1,950,000)
Cancellation of debt - related party                              --         --         --      293,085          --        293,085
Conversion of Series B Preferred Stock to Common           6,797,634      6,798         --      (6,647)          --             --
Issuance of Series B Preferred Stock to create                    --         --         --    7,215,308          --      7,218,333
Employee Pool
Partial Conversion of Series B to Common                  12,652,825     12,653         --     (12,147)          --             --
Conversion of debt                                         6,875,000      6,875         --    1,093,125          --      1,100,000
Common stock issued for financing fees                     6,250,000      6,250         --    1,084,511          --      1,090,761
Acquisition of subsidiary                                 20,000,760     20,000         --    2,065,680          --      2,085,700
Restatement - to omit SSI results due to sale of                  --         --         --  (2,783,485)     3,539,639      756,154
subsidiary
Priority return on subsidiary                                     --         --         --           --     (675,001)    (675,001)
capital
Net loss                                                          --         --   (15,327)           --  (47,975,579) (47,990,906)
                                                        ------------ ---------- ------------ ------------ -----------  -----------
Balance at 12/31/08,Restated                             95,144,983    $ 95,144     $9,673  $76,878,929 $(136,932,585)$(59,945,500)
                                                        ============ ========== ============ ============ =========== ===========
Conversion of Series B Preferred Stock to Common             527,400        527         --        (506)          --             --
Mandatorily redeemable preferred                                  --         --         --           --   (270,000)      (270,000)
Shares issued for conversion of debentures               418,118,139    418,118         --      889,525          --      1,307,643
Sale  of subsidiary                                               --         --         --   11,548,622          --     11,548,622
Stock issued for repayment of accounts payable             2,500,000      2,500         --       12,000          --         14,500

Change in conversion feature due to conversion                    --         --         --                       --        448,426
liabilities                                                                                   448,426
Conversion of Series D Preferred Stock to Common             278,781        279         --        (279)          --             --
Cancellation of shares                                  (20,000,760)   (20,000)         --  (2,065,700)          --    (2,085,720)
Net loss                                                          --         --         --           --  (4,031,399)   (4,031,399)
                                                        ------------- ---------- ----------- ------------ ----------- -----------
Balance at 6/ 30/09, Restated                            496,568,543   $496,569     $9,673  $87,711,017 $(141,233,984)$(53,013,427)
                                                        ============= ========== =========== ============ ===========  ===========

          The notes to the Condensed Consolidated Financial Statements are an integral part of these statements

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

Sustainable Systems, Inc.

Effective June 30, 2009, GS AgriFuels Corporation and Carbonics Capital Corporation entered into a Stock Purchase Agreement pursuant to which Carbonics acquired 100% of the stock of Sustainable Systems, Inc. ("Culbertson") from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels' indebtedness to YA Global Investments, L.P. ("YAGI"), plus any and all obligations of GS AgriFuels that may be in effect in relation to the acquisition by sellers of Culbertson (the "Purchase Obligations"). In connection with this Agreement, Carbonics issued an amended and restated convertible debenture to YAGI for $4,000,000 due on December 31, 2011. The Purchase Obligations pertain to the
2007 acquisition by GS AgriFuels of Culbertson and include $3,804,287 in convertible debentures and $1,017,451 in notes payable to the prior owners of Culbertson. The terms of the relevant acquisition agreements with said prior owners are in default due to the failure by the prior owners to disclose that Culbertson did not hold title to its now-owned Culbertson, Montana oilseed crushing facility at the time of the acquisition by GS AgriFuels. The terms of the relevant acquisition agreements with the prior owners are in default and are currently the subject of a litigation initiated by GS AgriFuels against the prior owners. Carbonics has assumed all rights and obligations of GS AgriFuels pertaining to these agreements and this litigation. Carbonics is majority owned by the Company's majority shareholder, Viridis Capital, LLC. The financial results of this subsidiary have been retrospectively omitted from the operations in accordance with SFAS 141(R), Appendix D, Business Combinations with Entities Under Common Control.

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

3        GOING CONCERN

The Company had a working capital deficit of $63,297,795 at June 30, 2009, which includes convertible debentures of $19,477,319, accrued interest payable of $7,173,539, related party debt of $39,000, related party convertible debentures of $2,158,195, $3,979,437 in purchase obligations. The Company's working capital deficit net of these amounts is $30,470,305.

Despite their classification as current liabilities, current convertible debentures and accrued interest ($28,809,053) are not serviceable out of the Company's cash flows (the terms of the convertible debt require repayment in shares of either GreenShift Corporation or GS AgriFuels Corporation common stock). The purchase obligations ($3,979,437), to the extent due, are tied to the earnings of the Company's equipment sales business and can only be serviced after the Company's senior secured debt has been serviced.


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

                                                                            Fair Value
--------------------------------------------------------------------------------------------------------------
As of June 30, 2009                                    Level 1         Level 2         Level 3          Total
--------------------------------------------------------------------------------------------------------------
Embedded conversion liabilities                       $     --        $    --      $ 2,138,837    $ 2,138,837

The following  table  reconciles,  for the period ended  December 31, 2008,  the beginning and ending balances for financial  instruments  that are recognized at fair value in the consolidated financial statements:
Balance of Embedded Conversion Liability at December 31, 2008 ......     1,764,322
Present Value of beneficial conversion features of new debentures ..       752,496
Reductions in fair value due to principal conversions ..............      (448,424)
Accretion adjustments to fair value - beneficial conversion features        70,443
                                                                       -----------
Balance at June 30, 2009 ...........................................   $ 2,138,837
                                                                       ===========

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

6        DISCONTINUED OPERATIONS

SUSTAINABLE SYSTEMS, INC.

Effective June 30, 2009, GS AgriFuels Corporation and Carbonics Capital Corporation entered into a Stock Purchase Agreement pursuant to which Carbonics acquired 100% of the stock of Sustainable Systems, Inc. ("Culbertson") from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels' indebtedness to YA Global Investments, L.P. ("YAGI"), plus any and all obligations of GS AgriFuels that may be in effect in relation to the acquisition by sellers of Culbertson (the "Purchase Obligations"). In connection with this Agreement, Carbonics issued an amended and restated convertible debenture to YAGI for $4,000,000 due on December 31, 2011. The Purchase Obligations pertain to the
2007 acquisition by GS AgriFuels of Culbertson and include $3,804,287 in convertible debentures and $1,017,451 in notes payable to the prior owners of Culbertson. The terms of the relevant acquisition agreements with said prior owners are in default due to the failure by the prior owners to disclose that Culbertson did not hold title to its now-owned Culbertson, Montana oilseed crushing facility at the time of the acquisition by GS AgriFuels. The terms of the relevant acquisition agreements with the prior owners are in default and are currently the subject of a litigation initiated by GS AgriFuels against the prior owners. Carbonics has assumed all rights and obligations of GS AgriFuels pertaining to these agreements and this litigation. Carbonics is majority owned by the Company's majority shareholder, Viridis Capital, LLC. The financial results of this subsidiary have been retrospectively omitted from the operations in accordance with SFAS 141(R), Appendix D Business Combinations with Entities Under Common Control. The financial results of Culbertson have been omitted from the Company's results of operations for the six months ended June 30, 2009 and the December 31, 2008 balance sheet has been restated as well.

BIOFUEL INDUSTRIES GROUP, LLC

Effective May 15, 2008, the Company and Biofuel Industries Group, LLC (d/b/a NextDiesel(TM)) ("BIG") entered into an Exchange Agreement pursuant to which the Company exchanged 20,000,000 common shares and 20,000 preferred shares in return for 100% of the equity of BIG subject to the redemption by BIG of BIG's "Class A Membership Units" for a total of $9 million preferred equity interest with a 12% coupon commencing January 30, 2009 at a rate equal to 30% of BIG's net cash flows (after all operating costs and regular debt payments have been paid) (the "Class A Redemption"). The Company's ownership of BIG was subject to rescission in the event that: (a) BIG's loans were not timely serviced and kept in good standing, (b) certain guaranty payments, to the extent due, were not timely made, and (c) if the Class A Redemption payments were not made to the extent that they are due. BIG's agreements with its senior creditor, Citizens Bank, require Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its previously-pending financing agreements with CleanBioenergy Partners, LLC (see Note 11, Commitments and Contingencies). This financing failed to close as expected in March 2009 despite the Company's compliance with the relevant agreements with CleanBioenergy Partners, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG's loan agreements with Citizens Bank. The Company elected not to restructure the original acquisition transaction and instead facilitated rescission of the original acquisition transaction and the divestiture of BIG during the second quarter of 2009. The financial results of BIG were presented as discontinued operations as and for the quarter ended March 31, 2009 (see Note 6, Discontinued Operations), and are not included in the Company's results of operations for the six months ended June 30, 2009. During the six months ended June 30, 2009, the Company recorded an impairment of goodwill in the amount of $7,281,993, bad debt expense of $4,315,204 related to accounts receivable consisting of equipment and corn oil that is owed by BIG and a gain on disposal of net liabilities of $14,452,069.

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

The Company accounted for the YAGI line of credit dated January 25, 2008 in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the YAGI line of credit could result in the principal being converted to a variable number of the Company's common shares. The carrying amount of the line has been restated for the prior year (please see Note 18 Restatements, below). The Company determined the value of the YAGI line of credit at issuance to be $11,044,838 which represented the face value of the principal plus the present value of the conversion feature. The liability for the conversion feature shall increase from its present value of $1,044,838 at issuance to its estimated settlement value of $1,111,111 at December 31, 2010. For the six months ended June 30, 2009, an expense of $49,705 has been recorded as interest expense for the accretion of the present value discount on the line of credit, thereby increasing the carrying value of the YAGI line of credit to $11,094,543 at June 30, 2009.

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

The Company does not have any ratios or covenants in conjunction with the YAGI debt. The Company is currently in default on the agreements due to the failure of the GE transaction.

8        FINANCING ARRANGEMENTS

The following is a summary of the Company's financing arrangements as of June
30, 2009:
Current portion of notes payable:                                                        6/30/2009
                                                                                 -----------------
Note payable from NextGen Acquisition to Stillwater                              $       2,071,886
Purchase obligations from NextGen Acquisition to NextGen sellers                         3,979,437
Asset retirement obligation, current                                                           277
Vehicle loans and other short term borrowings                                               46,080
Mortgages and other term notes                                                              81,404
Current portion of notes payable from GreenShift to Bollheimer                             320,000
Current portion of notes payable from GS CleanTech                                         150,000
Current portion of convertible notes payable from GS CleanTech                           1,734,579
                                                                                 -----------------
     Total current portion of notes payable                                      $       8,383,663
                                                                                 =================
Long-term notes payable, net of current maturities:
Mortgages and other term notes                                                   $         373,250
                                                                                 -----------------
     Total long term notes payable, net of current maturities                    $         373,250
                                                                                 =================
Asset retirement obligation:
Asset retirement obligation                                                       $        247,975
                                                                                  ================
Current portion of convertible debentures:
Convertible debenture to YAGI                                                            5,500,000
Convertible debenture to YAGI                                                           12,860,000
Note discounts                                                                           (216,506)
Convertible debenture to JMJ Financial                                                     794,936
Convertible debenture to Carbonics Capital                                                 378,111
Convertible debenture to MIF                                                             1,780,084
Convertible debenture to Acutus                                                            538,889
                                                                                 -----------------
     Total current portion of convertible debentures                             $      21,635,515
                                                                                 =================

Long-term convertible debentures, net of current maturities:
Convertible debenture to YAGI                                                     $      2,084,986
Convertible debenture to YAGI                                                            1,224,063
Convertible debenture to YAGI                                                            2,789,278
YAGI convertible debenture conversion liabilities                                          380,013
Convertible debenture to YAGI                                                            1,950,000
                                                                                 -----------------
     Total long-term portion of convertible debentures                           $       8,428,340
                                                                                 =================

The following principal amounts of convertible debentures noted above are convertible into the common stock of the following companies:

GreenShift Corporation                             $       11,915,838
GS AgriFuels Corporation                                   18,360,000
                                                   ------------------
     Total                                         $       30,275,838
                                                   ==================

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) of as of June 30, 2009 and the Company's ability to meet such obligations:

Year                                                          Amount
--------------------------------------------------------------------
2009                                              $      27, 282,552
2010                                                       2,782,172
2011                                                       8,448,591
2012                                                         377,250
2013 and thereafter                                          173,656
                                                  ------------------
Total minimum payments due under current and      $       39,064,221
                                                  ==================
long term obligations

9         DEBT AND PURCHASE OBLIGATIONS

On June 9, 2009, JMJ Financial Corporation ("JMJ") issued the Company a 14.4% promissory note in the amount of $500,000 (the "JMJ Note") in return for $600,000 in 12% convertible debt (the "JMJ Debenture") issued by the Company. The principal balance due under the JMJ Note was $500,000 as of June 30, 2009 and accrued interest receivable under the JMJ Note was $1,775. The principal and accrued interest for the JMJ Note and JMJ Debenture have been presented as of June 30, 2009, at their face value, without offset. The JMJ Debenture is convertible into Company common stock at a rate equal to 70% of the lowest closing market price for the Company's common stock for the twenty trading days preceding conversion. The Company accounted for the JMJ Debenture dated June 9, 2009 in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the JMJ Debenture could result in the note principal being converted to a variable number of the Company's common shares. The Company determined the value of the $600,000 JMJ Debenture at June 9, 2009 to be $793,768 which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall increase from its carrying value of $193,768 at June 30, 2009 to its estimated settlement amount of $257,904 at June 11, 2012. For the three months ended June 30, 2009, an expense of $1,168 has been recorded as interest expense for the accretion of the value of the conversion liability. The carrying value of the $600,000 JMJ Debenture was $794,936 at June 30, 2009.

During the year ended December 31, 2008, the Company issued convertible debentures to Acutus Capital, LLC ("Acutus") in the amounts of $250,000 and $235,000, respectively. The convertible debentures to Acutus shall bear interest at a rate of 20% per year and mature on December 31, 2008 and February 15, 2009, respectively. Acutus is entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to $1.25 per share. The Company accounted for the debentures in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the debentures could result in the note principal being converted to a variable number of the Company's common shares. The Company determined the fair value of the Acutus debentures at December 31, 2008 to be $538,469 which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall increase from its present value of $53,469 at December 31, 2008 to its estimated settlement amount of $53,889. As of June 30, 2009, an expense of $420 has been recorded as interest expense for the accretion of the value of the conversion liability. The carrying value of the Acutus Debenture was $538,889 at June 30, 2009. As of June 30, 2009, the Company was in default on the Acutus debenture. For the six months ended June 30, 2009, interest expense of $48,101 for these obligations was incurred.

During the year ended December 31, 2008, the Company entered into amended and restated convertible debentures with MIF that total $1,319,783. This amount includes the $410,930 in notes payable that MIF purchased from Viridis, $757,853 in convertible debt that were purchased from Candent, and $500,000 in convertible debt that was purchased from Acutus Capital, as well as an additional $151,000 in new convertible debt that MIF purchased during December 2008. The total convertible debentures due to MIF were reduced by $432,932 during the year ended December 31, 2008, after MIF purchased the debenture payable to the Company from EcoSystem Corporation by reducing the amount of the convertible debt the Company owed to MIF bringing the year-end balance to $1,386,851. $500,000 of the convertible debt issued to MIF bears interest at a rate of 20% and the balance of the convertible debentures shall bear interest at 12% per year and mature on December 31, 2010. MIF is entitled to convert the accrued interest and principal of the MIF convertible debenture into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 per share or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. During the six months ended June 30, 2009, MIF purchased an additional $1,188,600 in debentures, converted $635,582 on the amount due into Company common stock, and sold $315,000 of the principal amount due to MIF to RAKJ Holdings, Inc. ("RAKJ"). The Company accounted for the MIF Debenture in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the MIF Debenture could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debenture has been restated for the prior year (please see Note 18 Restatements, below). The Company determined the value of the MIF Debenture at December 31, 2008 to be $1,514,201 which represented the face value of the debenture of $1,386,851 plus the present value of the conversion feature. During the six months ended June 30, 2009, the Company recognized an additional conversion liability at present value of $115,981 for additional funding received, recognized a reduction in conversion liability at present value of $98,690 for the conversions and recorded an expense of $3,888 as interest expense for the accretion of the present value of the conversion liability for the six months. The carrying value of the MIF Debenture was $1,780,084 at June 30, 2009, including principal of $1,631,555 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $148,529 at June 30, 2009 to its estimated settlement value of $137,994 at December 31, 2010. Interest expense of $86,786 for these obligations was accrued for the six months ended June 30, 2009.

The $315,000 convertible debt purchased by RAKJ bears interest at the rate of 12% per year and matures on December 31, 2010. RAKJ is entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 per share or
(b) 50% of the lowest daily volume weighted average closing price for the five trading days preceding conversion. During the six months ending June 30, 2009, RAKJ converted $315,000 on this debenture. The Company accounted for the RAKJ Debenture in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the RAKJ Debenture could result in the note principal being converted to a variable number of the Company's common shares. For the six months ending June 30, 2009, interest expense of $5,228 for these obligations was incurred. The principal balance of these notes at June 30, 2009 was $0.

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

Under the YAGI Debentures, the Company owes a monthly payment of $250,000. The Company determined the fair value of the monthly stream of payments under the YAGI debentures at December 31, 2008 to be $3,028,424 which represented the face value of the monthly payments plus the present value of the conversion feature. For the six months ended June 30, 2009, the Company recognized an additional conversion liability value of $127,747 due to additional installments becoming due, recognized a reduction in value of the conversion liability of $34,734 for conversions of principal and recorded $8,576 as interest expense for the accretion of value on the conversion liability. The value of the conversion feature underlying the stream of payments owed under the YAGI debentures was $380,014 at June 30, 2009 (please see Note 18 Restatements, below).

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

The Company's GS AgriFuels subsidiary is party to the matter entitled GS AgriFuels Corporation v. Chaykin, et al. The action was filed in the Supreme Court of the State of New York, County of New York, on February 2, 2009. The Complaint seeks damages for defendants' fraudulent misrepresentations, tortious interference, breach of acquisition agreements and related claims. The defendants filed a separate action entitled Max, et al. v. GS AgriFuels Corporation, et al. in response to GS AgriFuels' Complaint. The case was only recently commenced and Management is unable to evaluate the probability of an unfavorable outcome at this time. Accordingly, an estimate of loss cannot be determined at this time and therefore, no accrual has been made in connection with this contingency, however, Carbonics Capital Corporation (see Note 6, Discontinued Operations, above) has assumed all rights and obligations of GS AgriFuels pertaining to this litigation. Carbonics is majority owned by the Company's majority shareholder, Viridis Capital, LLC.

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

As of June 30, 2009, the Company was in default of its debt agreement with Acutus Capital, LLC, and NextGen Acquisition, Inc., was in default of its agreements with Stillwater Asset Backed Fund, LP. As of June 30, 2009, the Company is also in default of payments owed under the purchase agreement with Bollheimer Associates in the amount of $240,000, and intends to restructure the terms of the relevant agreement. The Company and its subsidiaries are party to numerous collections matters pertaining to outstanding accounts payable due to vendors. Under the Company's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. There is a $2,500 deductible per occurrence for environmental impairments. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate. The Company is also involved in various collection matters for which vendors are seeking payment for services rendered and goods provided. These collection matters total $2,096,000.

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

Six months                                                    Equipment &              Biofuel
Ended 6/30/09                                Corporate   Technology Sales   Production & Sales             Total
----------------------------------------------------------------------------------------------------------------
Total revenue                             $         --        $   298,119         $  1,734,565       $ 2,032,684
Cost of revenue                                     --            853,080            1,141,307         1,994,388
                                          ------------        -----------         ------------       -----------
   Gross profit                                     --          (554,961)              593,258            38,296
Operating expenses                             587,076            384,356           12,611,283        13,582,715
                                          ------------        -----------         ------------       -----------
   Income (loss) from operations             (587,076)          (939,317)         (12,018,025)      (13,544,419)
Other income (expense)                     (1,289,389)        (1,489,131)          (1,395,520)       (4,174,041)
                                          ------------        -----------         ------------       -----------
   Income (loss) before taxes              (1,876,465)        (2,428,449)         (13,413,546)      (17,718,460)
Minority interest                                   --                 --                   --                --
                                          ------------        -----------         ------------       -----------
Taxes                                               --            402,398                 (51)           402,347
                                          ------------        -----------         ------------       -----------
Gain on sale of discontinued operations             --                --            14,452,069       14,452,069
Net loss from discontinued operations     $         --        $        --         $(1,167,356)      $(1,167,356)
                                          ------------        -----------         ------------      ------------
Net loss                                  $(1,876,465)        $(2,026,051)        $  (128,884)      $(4,031,399)
                                          ============        ============        ============      ============

Six months                                                    Equipment &              Biofuel
Ended 6/30/08                                Corporate   Technology Sales   Production & Sales             Total
----------------------------------------------------------------------------------------------------------------
Total revenue                             $         --        $ 7,752,177         $  1,105,398       $ 8,857,575
Cost of revenue                                 43,660          3,178,314              823,925         4,045,899
                                          ------------        -----------         ------------       -----------
   Gross profit                               (43,660)          4,573,862              281,473         4,811,675
Operating expenses                           2,311,517            492,838              681,078         3,485,433
                                          ------------        -----------         ------------       -----------
   Income (loss) from operations           (2,355,177)          4,081,024            (399,605)         1,326,242
Other income (expense)                     (2,787,381)        (2,997,411)            (795,995)       (6,580,787)
                                          ------------        -----------         ------------       -----------
   Income (loss) before taxes              (5,142,558)         1,083,613           (1,195,600)       (5,254,545)
Minority interest                                   --              6,419                   --             6,419
                                          ------------        -----------         ------------       -----------
Taxes                                               --                 --                   --                --
                                          ------------        -----------         ------------       -----------
Net loss from discontinued operations     $         --        $        --         $  (560,072)       $ (560,072)
                                          ------------        -----------         ------------       -----------
Net gain (loss)                           $(5,142,558)        $ 1,090,032         $(1,755,672)      $(5,808,198)
                                          ============        ===========         ============      ============

3 Months                                                      Equipment &              Biofuel
Ended 6/30/09                                Corporate   Technology Sales   Production & Sales             Total
----------------------------------------------------------------------------------------------------------------
Total revenue                             $         --        $    66,795         $  1,110,231       $ 1,177,026
Cost of revenue                                     --            321,690              516,973           838,664
                                          ------------        -----------         ------------       -----------
   Gross profit                                     --          (254,896)              593,258           338,362
Operating expenses                             351,424            179,207            4,852,531         5,383,163
                                          ------------        -----------         ------------       -----------
   Income (loss) from operations              (51,424)          (434,103)          (4,259,273)       (5,044,800)
Other income (expense)                       (567,664)          (738,854)            (706,086)       (2,012,604)
                                          ------------        -----------         ------------       -----------
   Loss before taxes                         (919,089)        (1,172,957)          (4,963,098)       (7,057,404)
Taxes                                               --            402,398                 (51)           402,347
                                          ------------        -----------         ------------       -----------
Gain on sale of discontinued operations             --                --            14,452,069        14,452,069
Income (loss) from discontinued operations$         --        $       --          $    555,568       $   555,568
                                          ------------        -----------         ------------       -----------
Net gain (loss) attributable to common
shareholders                              $  (919,089)        $ (770,559)         $ 10,042,227       $ 8,352,579
                                          ============        ===========         ============       ===========

Three Months                                                  Equipment &              Biofuel
Ended 6/30/08                                Corporate   Technology Sales   Production & Sales             Total
----------------------------------------------------------------------------------------------------------------
Total revenue                             $         --        $ 5,187,749         $    774,027       $ 5,961,775
Cost of revenue                                 29,052          1,865,908              630,839         2,525,799
                                          ------------        -----------         ------------       -----------
   Gross profit                               (29,052)          3,321,840              143,188         3,435,976
Operating expenses                           1,333,416             91,832              591,737         2,016,985
                                          ------------        -----------         ------------       -----------
   Income (loss) from operations           (1,362,468)          3,230,008            (448,549)         1,418,991
Other income (expense)                     (1,149,186)        (1,508,448)            (547,276)       (3,204,910)
                                          ------------        -----------         ------------       -----------
   Income (loss) before taxes              (2,511,654)          1,721,560            (995,825)       (1,785,919)
Minority interest                                7,019                 --                   --             7,019
                                          ------------        -----------         ------------       -----------
Taxes                                               --              6,419                   --             6,419
                                          ------------        -----------         ------------       -----------
Net loss from continuing operations       $(2,504,635)        $ 1,727,979         $  (995,825)      $(1,772,481)
                                          ------------        -----------         ------------      ------------
Gain (loss) from, discontinued operations           --                 --            (507,044)         (507,044)
Preferred dividends                                 --                 --                   --                --
Net gain (loss)                           $(2,504,635)        $ 1,727,979         $(1,502,869)      $(2,279,525)
                                          ============        ===========         ============      ============

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

15       RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC ("MIF") is party to certain convertible debentures issued by the Company (see Note 8, Convertible Debentures, above). The managing member of MIF is a relative of the Company's chairman.

16       RESTATEMENT

The Company has restated its financial statements for the six months ended June 30, 2009 and 2008. Management's calculations relating to accounting for the impact of conversion features embedded in the Company's various derivative securities under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150) increase by $4,522.

The Company also restated the for the six months ended June 30, 2009 and 2008 to reflect the disposition of one of its subsidiaries ("Culbertson") to a company under common control (Carbonics Capital Corporation). The financial results of Culbertson have been omitted from the Company's results of operations for the six months ended June 30, 2009 and the December 31, 2008 balance sheet and statement of stockholder's equity have been restated as well. The change due to the disposition of Culbertson resulted in an increase of additional paid in capital of $2,783,484 as well as a decrease of retained earnings of $3,539,639.

The Company also took this opportunity to restate its financial statements to reclass certain expenses within the income statement. As a result of the reclassification, the following items were adjusted: revenue increased by $9,569; general and administrative expenses decreased by $103,264 while bad debt expense increased by $102,349; gain on disposal of equipment increased by $28,985 and other income (expense) increased by $18,499.

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

The following shows the effect of the restatements on the financial statements:
                                                          6/30/09        6/30/09        12/31/08        12/31/08
Balance Sheets:                                       As reported    As restated     As reported     As restated
                                                     ---------------------------    ----------------------------

Line of credit                                      $          --  $          --     $10,000,000     $11,044,838
Convertible debentures, current                                                       11,665,309      11,792,387
Convertible debentures, related party                   2,175,047      2,158,195       1,512,325       1,900,333
Liability for derivative instruments                                                   3,869,771              --
Liability due to shareholders                                  --        932,328              --         932,328
Convertible debentures, net of current                                                20,726,439      21,188,196
Minority interest                                         942,001             --         942,001              --
Additional paid-in capital                             91,800,779     87,711,017      83,774,424      79,878,929
Accumulated deficit                                 (145,336,078)  (141,229,463)   (146,432,325)   (136,932,585)
Non-controlling interest
   in subsidiary                                               --          9,673              --           9,673

                                                          6/30/09        6/30/09        6/30/08          6/30/08
Statements of Operations:                             As reported    As restated    As reported      As restated
                                                     ---------------------------    ----------------------------
Revenues                                             $  2,023,115  $   2,032,684    $         --     $        --
General and administrative expenses                     2,038,742      1,935,478              --              --
Bad debt expense                                        4,212,855      4,315,204              --              --
Gain on disposal of equipment                                  --         28,985              --              --
Other income (expense)                                     62,317         80,816              --              --
Change in fair value-derivatives                               --             --         319,829              --
Amortization of debt discount                                                          (2,115,055)     (990,152)
Conversion liabilities                                  (691,862)      (696,384)              --       (120,595)
Conversion liabilities - affiliate                      (121,160)      (126,555)              --              --

Loss from continuing operations                       (17,306,194)  (17,316,112)     (6,703,631)     (5,248,126)
Net income (loss)                                     (4,291,481)    (4,301,398)     (6,703,631)     (5,808,198)

Earnings (loss) per share:
Continuing operations                                $      (0.06)   $    (0.06)    $     (0.18)    $     (0.14)
Discontinued operations                              $       0.05    $      0.05    $         --    $     (0.01)
Mc
Total, basic and diluted                             $      (0.01)   $    (0.01)    $     (0.18)    $     (0.15)

                                                          6/30/09        6/30/09        6/30/08          6/30/08
Statements of Stockholders' Equity:                   As reported    As restated    As reported      As restated
                                                     ---------------------------    ----------------------------
Beginning balance, paid-in capital                             --             --      63,502,789      66,175,522
Write-off of derivative due to
   debt restructure                                            --             --       6,784,743              --
Net loss                                              (4,291,481)    (4, 301,398)   (52,293,334)    (47,975,579)

                                                          6/30/09        6/30/09        6/30/08          6/30/08
Statements of Cash Flows:                             As reported    As restated    As reported      As restated
                                                     ---------------------------    ----------------------------

Net loss from continuing operations                 $ (4,021,481)  $ (4,031,399)    $(6,703,631)    $(5,808,198)
Amortization of debt discount
  and deferred financing costs                            698,928        642,537        1748,748         990,152
Change in fair value of derivatives                                                    (319,829)              --
Interest from conversion liabilities                           --        818,418              --         120,595


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

Results of Operations

The following table sets forth, for the periods  presented,  revenues,  expenses and net income in our condensed consolidated statement of operations, as well as other key financial and operating data:
                                                      Three Months Ended June 30        Six Months Ended June 30
                                                     ---------------------------    ----------------------------
                                                             2009           2008            2009            2008
                                                     ------------    -----------    ------------    ------------
Summary Statement of Operations:
Revenue                                              $  1,177,026   $  5,961,775    $  2,032,684   $   8,857,574
Cost of revenues                                          838,664      2,525,799       1,994,388       4,045,899
                                                     ------------    -----------    ------------    ------------
  Gross profit                                            338,362      3,435,976          38,296       4,811,675

Selling, general and administrative expenses            5,383,163      2,016,985      13,582,715       3,485,433
                                                     ------------    -----------    ------------    ------------
   Income (loss) from operations                      (5,044,801)      1,418,991    (13,544,419)       1,326,242

Other income (expense),  net                          (2,010,343)    (3,223,368)     (4,174,040)     (6,580,787)
                                                     ------------    -----------    ------------    ------------
   Loss before minority interest and taxes            (7,055,144)    (1,804,378)    (17,718,459)     (5,254,545)

Minority interest in net loss of
  consolidated subsidiaries                                   --           6,419             --            6,419
(Provision for) benefit from income taxes                 402,347          7,019        402,347               --
Income from discontinued operations                    15,007,637      (507,044)     13,284,713        (560,072)
                                                     ------------    -----------    ------------    ------------
   Net income (loss)                                   $8,352,579    $(2,279,984)   $(4,031,399)    $(5,808,198)
                                                     ============    ============   ============    ============

Other financial data:
Net cash flows (used in) provided by operating activities      --              --      (297,682)         917,797
Net cash flows (used in) provided by investing activities      --              --      (851,078)     (7,532,632)
Net cash flow (used in) provided by financing activities       --              --      1,139,056       6,335,441
                                                                                   -------------    ------------
   Net (decrease) increase in cash and cash equivalents                                  (9,704)        (38,604)

Other non-GAAP financial performance data:
Operating data:
Corn oil extracted (gallons)                               296,727             --        449,514              --
Average gross price of corn oil sold per gallon ($)      $    4.59    $        --      $    4.59          $   --

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues

Total revenues for the three months ended June 30, 2009 were $1,177,026 representing a decrease of 4,784,749, or 80.3%, over the three months ended June 30, 2008 revenues of $5,961,775. Revenue for the three months ended June 30, 2009 included $1,110,231 in biofuel sales and $66,795 in equipment and technology sales. In the comparable period of last year, our revenues were comprised of $774,027 from the sales of biofuels and $5,187,748 from sales of equipment and technology.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2009 were $838,664, or 71.8% of revenue compared to $2,252,799, or 42.4% of revenue for the same period in 2008. During the three months ended June 30, 2009, the Company's biofuel production costs of revenue were $516,973 as compared to $630,839 for the same period in 2008, and were attributable to costs associated with feedstock and other raw material purchases, transportation and maintenance. Cost of revenue for our equipment and technology sales business were $321,690 for the three months ended June 30, 2009 as compared to $1,865,908 for the same period in 2008.

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

Gross Profit

Gross profit for three months ended June 30, 2009 was $338,362, representing a gross margin of 28.7%. This compared to $3,435,976, representing a gross margin of 57.6%, from the comparable period in 2008.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 were $5,383,163 compared to $2,016,985 for the same period in 2008. Included in the three months ended June 30, 2009 was $0 in stock-based compensation as compared to $32,816 for the three months ended June 30, 2008. The greatest increase in operating expenses, $4,315,204 in bad debt expense, was related to the accounts receivable due from BIG for equipment and corn oil provided by various subsidiaries of the Company. The Company has set up an allowance for bad debt for the total amount due.

Interest Expense

Interest expenses and financing costs for the three months ended June 30, 2009 were $1,896,075 and $1,634,629 for the three months ended June 30, 2008. Included in the three months ended June 30, 2009 was $1,543,708 of interest expense, consisting of $1,498,924 in accrued interest, $44,784 in accrued interest due to a related party, and $352,367 in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the three months ended June 30, 2009.

Amortization of note discount was $185,564 and $527,150, respectively for the three months ended June 30, 2009 and 2008.

Expenses Associated with Change in Convertible Liabilities

As of June 30, 2009, the Company had several convertible debentures due to YA Global Investments, LP. The Company accounted for the convertible debentures in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company's common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value. We recognize interest expense for the conversion liability which is added to the principal of the debenture. We also recognize interest expense for accretion of the conversion liability over the term of the note. The additional value for the conversion features of $354,628 for the three months ended June 30, 2009 have been recognized within Other income (expense) as Changes in conversion liabilities in the accompanying financial statements, including $64,631 for related party debt.

Net Income or Loss

Net loss from continuing operations for the three months ended June 30, 2009, was $6,652,796 as compared to a loss of $1,790,940 from the same period in 2008. Gain for discontinued operations was $14,354,069 for the three months ended June 30, 2009 as compared to $507,044 for the three months ended June 30, 2008. Net income for the three months ended June 30, 2009, was $7,701,272 as compared to a loss of $2,279,984 from the same period in 2008.

The Company's net income during the three months ended June 30, 2009 was $7,701,272, which is increased from the $2,279,984 loss recorded in the same period of 2008. The primary reasons for the magnitude of this net loss were the dramatic reduction in our operating activities as compared to 2008 and expenses attributable to past financing and restructuring activities. The income included the following non-cash items: reversal of amortization of debt discount and deferred financing fees of about $189,000, loss on conversion liabilities of $354,000, depreciation expenses of about $300,000, and accrued interest of about $1,500,000.

Six months Ended June 30, 2009 Compared to Six months Ended June 30, 2008

Revenues

Total revenues for the six months ended June 30, 2009 were $2,032,684 representing a decrease of $6,824,890, or 77.1%, over the six months ended June 30, 2008 revenues of $8,857,574. Revenue for the six months ended June 30, 2009 included $1,734,565 in biofuel sales and $298,119 in equipment and technology sales. In the comparable period of last year, our revenues were comprised of $1,105,398 from the sales of biofuels and $7,752,176 from sales of equipment and technology.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2009 were $1,994,388, or 98.6 % of revenue compared to $4,045,899, or 45.7% of revenue for the same period in 2008.

During the six months ended June 30, 2009, the Company's biofuel production costs of revenue were $1,141,307 as compared to $823,925 for the same period in 2008, and were attributable to costs associated with feedstock and other raw material purchases, transportation and maintenance. Cost of revenue for our equipment and technology sales business were $853,081 for the six months ended June 30, 2009 as compared to $3,178,314 for the same period in 2008.

Revenues in 2009 decreased due to the dramatic reduction in the Company's operating activities as compared to 2008 caused by the loss of previously committed sources of capital and the unavailability of the working capital resources these operations require.

Gross Profit

Gross profit for six months ended June 30, 2009 was $38,296, representing a gross margin of 1.9%. This compared to $4,811,675, representing a gross margin of 54.3% in the comparable period of the prior year.

Operating Expenses

Operating expenses for the six months ended June 30, 2009 were $13,582,715 compared to $3,485,433 for the same period in 2008. Included in the six months ended June 30, 2009 was $0 in stock-based compensation as compared to $336,833 for the six months ended June 30, 2008. The greatest increase in operating expenses, $4,315,204 in bad debt expense, was related to the accounts receivable due from BIG for equipment and corn oil provided by various subsidiaries of the Company. The Company has set up an allowance for bad debt for the total amount due. Included within operating expenses is depreciation and amortization expense of $595,318 and $100,103 for the six months ended June 30, 2009, and 2008, respectively. Depreciation and amortization expense increased by $495,215 over the same period in 2008.

Interest Expense

Interest expenses and financing costs for the six months ended June 30, 2009 were $3,875,342 and $2,896,435 for the six months ended June 30, 2008. Included in the six months ended June 30, 2009 was $3,056,924 of interest expense, consisting of $2,970,139 in accrued interest, $86,785 in accrued interest due to a related party, and $818,417 in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the six months ended June 30, 2009.

Amortization of deferred financing costs and debt discounts was $376,768 and $990,152, respectively.

Expenses Associated with Change in Convertible Liabilities

As of June 30, 2009, the Company had several convertible debentures due to YA Global Investments, LP. The Company accounted for the convertible debentures in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company's common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value. We recognize interest expense for the conversion liability which is added to the principal of the debenture. We also recognize interest expense for accretion of the conversion liability over the term of the note. The additional value for the conversion features of $822,939 for the six months ended June 30, 2009 have been recognized within Other income (expense) as Changes in conversion liabilities in the accompanying financial statements, including $126,555 for related party debt.

Net Income or Loss

Net loss from continuing operations for the six months ended June 30, 2009, was $17,311,589 as compared to a loss of $5,248,126 from the same period in 2008. Gain for discontinued operations was $13,284,713 for the six months ended June 30, 2009 as compared to a loss of $560,072 for the six months ended June 30, 2008. Net loss for the six months ended June 30, 2009, was $4,031,399 as compared to a loss of $5,808,198 from the same period in 2008.

The Company's net loss during the six months ended June 30, 2009 was $4,031,399, which is increased from the $5,808,198 loss recorded in the same period of 2008. The primary reasons for the magnitude of this net loss were the dramatic reduction in our operating activities as compared to 2008 and expenses attributable to past financing and restructuring activities. The loss also included the following non-cash items: impairment charges relating to the Biofuels Industries, LLC subsidiary of about $7,300,000, amortization of debt discount and deferred financing fees of about $194,000, loss on conversion liabilities of $822,000, depreciation expenses of about $600,000, and, accrued interest of about $3,000,000.

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

For the six months ended June 30, 2009, we used $851,078 in investing activities as compared to $7,532,633 used in investing activities for the six months ended June 30, 2008, and financing activities provided $1,139,056 in cash as compared to $6,335,441 in cash provided by financing activities during June 30, 2008.

The Company had a working capital deficit of $63,297,795 at June 30, 2009, which includes convertible debentures of $19,477,319, accrued interest payable of $7,173,539, related party convertible debentures of $2,158,195, related party debt of $39,000, $3,979,437 in purchase obligations and $9,673 in minority interest obligations associated with inactive subsidiaries. The Company's working capital deficit net of these amounts is $30,460,632.

Despite their classification as current liabilities, current convertible debentures and accrued interest ($28,809,053) are not serviceable out of the Company's cash flows (the terms of the convertible debt require repayment in shares of either GreenShift Corporation or GS AgriFuels Corporation common stock). The purchase obligations ($3,979,437), to the extent due, are tied to the earnings of the Company's equipment sales business and can only be serviced after the Company's senior secured debt has been serviced.

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

Subsequent to filing the Quarterly Report, management determined to change its policies for accounting of the derivative securities that the Company has issued. While the Company has restated the financial statements in this amended Report to conform with this new policy, the use of the Company's long-standing prior policy for accounting of the Company's derivative securities was not itself due to any inadequacy in the Company's controls. However, because the Company did not have a sufficient number of personnel with an appropriate level of knowledge of and experience in generally accepted accounting principles in the United States of America (U.S. GAAP) that are appropriate to the Company's financial reporting requirements, the Company's controls and procedures were ineffective as of June 30, 2009.

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

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time during the six months ended June 30, 2009, the Company issued a total of 481,118,139 shares to the Company's various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $1,307,643. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to an entity whose principals had access to detailed information about the Company and were acquiring the shares for the entity's own account. There were no underwriters.

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

ITEM 5    OTHER INFORMATION

None.

ITEM 6    EXHIBITS

The following are exhibits filed as part of GreenShift's Form 10Q for the quarter ended June 30, 2009:

INDEX TO EXHIBITS

Exhibit

Number                     Description
-------------------------------------------------------------------------------
31.1 Certification    of   Chief    Executive    Officer    pursuant   to   Rule
     13a-14(a)/15d-14(a),   as  adopted   pursuant   to   Section   302  of  the
     Sarbanes-Oxley Act of 2002.

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


Date:         October 16, 2009