Form 10-Q
period 2009-09-30
GREENSHIFT CORP
filed 2009-11-23
CIK 1269127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
                            -------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files.) Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer               Accelerated filer
                        ---                                      ---
Non-accelerated filer                 Smaller reporting company   X
                        ---                                      ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes    No X
                                   ---   ---
The number of outstanding shares of common stock as of November 20, 2009 was 3,116,171,820.


                             GREENSHIFT CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2009

                                TABLE OF CONTENTS




                                                                                                         Page No
Part I -  Financial Information

Item 1    Financial Statements (unaudited) ..................................................................4

          Condensed Consolidated Balance Sheet as of September 30, 2009 (unaudited) and
          December 31, 2008..................................................................................5

          Condensed Consolidated Statements of Operations for the Three and Nine Month Periods
          Ended September 30, 2009(unaudited) and 2008 (unaudited)...........................................6

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2009 (unaudited) and 2008 (unaudited)................................................7

          Statement of Stockholders' Equity - Year Ended December 31, 2008 and Nine
          Months Ended September 30, 2009 (unaudited)........................................................8

          Notes to Condensed Consolidated Financial Statements..............................................10

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations ............25

Item 3    Quantitative and Qualitative Disclosures about Market Risk........................................31

Item 4    Controls and Procedures ..........................................................................31

Part II - Other Information

Item 1    Legal Proceedings ................................................................................32

Item 1A   Risk Factors .....................................................................................33

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds ......................................33

Item 3    Defaults upon Senior Securities ..................................................................33

Item 4    Submission of Matters to a Vote of Security Holders...............................................33

Item 5    Other Information ................................................................................33

Item 6    Exhibits..........................................................................................34


Signatures                                                                                                  30



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

Forward Looking Statements

We make certain forward-looking statements in this Quarterly Report on Form 10-Q and in the documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" or similar expressions. These statements reflect our management's judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

     >>   the volatility and uncertainty of commodity prices;
     >>   operational disruptions at our facilities;
     >> the costs and business risks associated with developing new products and entering new markets;
     >>   our ability to locate and integrate future acquisitions;
     >> our ability to develop our corn oil extraction and biodiesel production facilities;
     >> the effects of other mergers and consolidations in the biofuels industry and unexpected announcements or developments from others in the biofuels industry;
     >>   the  impact  of  new,  emerging  and  competing  technologies  on  our business;
     >> the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes or other external factors over which they have no control;
     >> changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;
     >>   our reliance on key management personnel;
     >> limitations and restrictions contained in the instruments and agreements governing our indebtedness;
     >>   our  ability  to  raise  additional   capital  and  secure  additional
          financing;
     >> our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and
     >> other risks referenced from time to time in our filings with the SEC and those factors listed in this Form 10Q under Item 1A, Risk Factors, beginning on page 39.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS (UNAUDITED)

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008
                                                                                         9/30/2009       12/31/2008
                                                                                     ------------------------------
ASSETS
Current assets:
   Cash ..........................................................................   $        --      $      10,028
   Accounts receivable, net of allowance of doubtful
    accounts of $4,731,238 and $46,962 ...........................................         173,079          733,768
   Inventories ...................................................................         616,056          616,056
   Cost and earnings in excess of billings .......................................            --            175,592
   Project development costs .....................................................         379,355          379,355
   Assets to be disposed, current ................................................            --          1,006,343
   Due from affiliates ...........................................................         119,230             --
   Prepaid expenses and other assets .............................................         353,184          111,125
                                                                                     -------------    -------------
     Total current assets ........................................................       1,640,904        3,032,267
                                                                                     -------------    -------------
Other Assets:
   Property and equipment, net ...................................................      10,564,064       11,125,547
   Deposits ......................................................................         213,634          213,634
   Construction in progress ......................................................       5,302,564        4,541,554
   Accrued interest receivable ...................................................          16,898             --
   Note receivable ...............................................................         500,000             --
   Intangible assets, net ........................................................         654,063           42,959
   Deferred financing costs, net .................................................            --            390,464
   Minority investments ..........................................................       2,501,324        2,501,324
   Goodwill ......................................................................            --          7,281,993
   Assets to be disposed, net of current .........................................            --         12,995,691
                                                                                     -------------    -------------
     Total other assets ..........................................................      19,752,547       39,093,166
                                                                                     -------------    -------------
TOTAL ASSETS .....................................................................   $  21,393,451    $  42,125,433
                                                                                     =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
   Line of credit ................................................................   $  11,111,111    $  11,044,838
   Accounts payable and accrued expenses .........................................      14,028,522       14,551,651
   Accrued interest payable ......................................................       8,221,688        6,603,228
   Accrued interest payable - related party ......................................         405,274          179,711
   Billings in excess of earnings ................................................            --             13,576
   Income tax payable ............................................................          45,000           45,000
   Current portion of long term debt .............................................       8,389,698        8,785,668
   Convertible debenture - related party debt, net of discount ...................       5,219,438        1,900,333
   Current portion of convertible debentures, net of discount ....................      19,108,654       11,792,387
   Other current liabilities .....................................................         521,066          604,587
   Liabilities of discontinued operations, current ...............................         363,228          363,228
   Contingent amounts due to minority shareholders
    of consolidated subsidiaries .................................................         932,328          932,328
   Liabilities to be disposed ....................................................            --          3,526,617
                                                                                     -------------    -------------
     Total current liabilities ...................................................      68,346,005       60,343,152
                                                                                     -------------    -------------
Long term liabilities:
   Long term debt, net of current ................................................         373,250          964,028
   Asset retirement obligation ...................................................         248,221          247,462
   Liabilities to be disposed, non-current .......................................            --         19,328,095
   Convertible debentures, net of current ........................................       8,458,693       21,188,196
                                                                                     -------------    -------------
     Total long term liabilities .................................................       9,080,164       41,727,781
Total liabilities ................................................................      77,426,169      102,070,933
                                                                                     -------------    -------------
Stockholders' equity (deficit)
   Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
     Series B: 2,498,123 and 2,512,037 shares issued and outstanding, respectively           2,498            2,519
     Series D: 799,954 and 800,000 shares issued and outstanding, respectively ...             800              800
     Series E: 0 and 20,000 shares issued and outstanding, respectively ..........            --                 20
   Common stock, $0.001 par value, 500,000,000 authorized;
    701,528,167 and 85,891,214, shares issued and outstanding, respectively ......         701,528           95,144
   Additional paid-in capital ....................................................      87,950,901       76,878,929
   Accumulated deficit ...........................................................    (144,698,118)    (136,932,585)
                                                                                     -------------    -------------
Total stockholders' equity (deficit) .............................................     (56,042,391)     (59,955,173)
                                                                                     -------------    -------------
   Non-controlling interest in subsidiary ........................................           9,673            9,673
                                                                                     -------------    -------------
     Total equity (deficit) ......................................................     (56,032,718)     (59,945,500)
                                                                                     -------------    -------------
TOTAL LIABILITIES AND EQUITY (DEFICIT) ...........................................   $  21,393,451    $  42,125,433
                                                                                     =============    =============

          The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (UNAUDITED)
                                                             3 Months Ended September 30       9 Months Ended September 30
                                                          ------------------------------    ------------------------------
                                                                   2009             2008             2009            2008
                                                          -------------    -------------    -------------  ---------------
                                                                              (RESTATED)                        (RESTATED)
Revenue ...............................................   $     927,817    $   2,494,602    $   2,960,501    $  11,352,176
Cost of revenues ......................................         830,249        1,781,546        2,824,636        5,827,445
                                                          -------------    -------------    -------------    -------------
  Gross profit ........................................          97,568          713,056          135,864        5,524,731
                                                          -------------    -------------    -------------    -------------
Operating expenses:
   General and administrative expenses ................         878,054          537,660        2,813,532        2,560,377
   Selling expenses ...................................           7,708           89,338           28,763          133,014
   Research and development ...........................            --            (13,475)            --             18,732
   Bad debt expense ...................................         396,822             --          4,712,026             --
   Write-down of assets ...............................            --               --             28,895             --
   Amortization of intangibles ........................            --            525,000             --          1,575,000
   Gain/Loss on disposal of equipment .................           4,244         (164,382)           4,244         (164,382)
   Impairment of goodwill .............................            --               --          7,281,993             --
   Stock based compensation ...........................            --             33,176             --            370,009
                                                          -------------    -------------    -------------    -------------
     Total operating expenses .........................       1,286,828        1,007,317       14,869,543        4,492,750
                                                          -------------    -------------    -------------    -------------
Income (loss) from operations .........................      (1,189,260)        (294,262)     (14,733,679)       1,031,980
                                                          -------------    -------------    -------------    -------------
Other income (expense):
   Interest income ....................................          15,123           (2,452)          16,899           (2,452)
   Loss on disposal and impairment of investments .....            --           (685,333)            --         (3,425,068)
   Amortization of debt discount & deferred financing .        (294,621)        (579,424)        (671,389)      (1,569,576)
   Other income (expense) .............................          93,317          (19,010)         174,133           26,525
   Conversion liabilities .............................        (126,919)        (104,011)        (823,303)        (224,606)
   Conversion liabilities- affiliate ..................        (325,252)            --           (451,807)            --
   Interest expense - affiliate .......................        (185,743)         (35,871)        (272,528)         (91,547)
   Interest expense ...................................      (1,381,442)      (1,449,017)      (4,351,582)      (4,169,181)
                                                          -------------    -------------    -------------    -------------
     Total other income (expense), net ................      (2,205,536)      (2,875,118)      (6,379,576)      (9,455,906)
                                                          -------------    -------------    -------------    -------------
Loss before minority interest and income taxes ........      (3,394,796)      (3,169,380)     (21,113,255)      (8,423,925)

Noncontrolling interest in net loss of
  consolidated subsidiaries ...........................            --              2,489             --              8,908
                                                          -------------    -------------    -------------    -------------
Loss before provision for income taxes ................      (3,394,796)      (3,166,891)     (21,113,255)      (8,415,017)

(Provision for)/benefit from income taxes .............            --             (8,229)         402,347           (8,229)
                                                          -------------    -------------    -------------    -------------
Loss from continuing operations .......................      (3,394,796)      (3,175,120)     (20,710,907)      (8,423,246)
                                                          -------------    -------------    -------------    -------------
Discontinued Operationss
Gain from disposal of discontinued operations .........            --               --         14,452,069             --
Income (loss) from discontinued operations ............         (69,353)      (2,554,787)      (1,236,709)      (3,114,859)
                                                          -------------    -------------    -------------    -------------
   Total income (loss) from discontinued operations ...         (69,353)      (2,554,787)      13,215,374       (3,114,859)
                                                          -------------    -------------    -------------    -------------

Net income (loss) .....................................   $  (3,464,149)   $  (5,729,907)   $  (7,495,533)   $ (11,538,106)
                                                          =============    =============    =============    =============

Priority Return-Mandatorily Redeemable Preferred Equity            --               --           (270,000)            --
                                                          -------------    -------------    -------------    -------------

Net income (loss) attributable to common shareholders .   $  (3,464,149)   $  (5,729,907)   $  (7,765,533)   $ (11,538,106)
                                                          =============    =============    =============    =============

Weighted average common shares outstanding
Basic and diluted .....................................     515,637,281       35,515,574      353,700,714       67,982,782

Earnings (loss) per share

Loss from continuing operations .......................   $       (0.01)   $       (0.09)   $       (0.06)   $       (0.12)
Income (loss) from discontinued operations ............            --              (0.07)            0.04            (0.05)
                                                          -------------    -------------    -------------    -------------
Net income (loss) per share - basic and diluted .......   $       (0.01)   $       (0.16)   $       (0.02)   $       (0.17)
                                                          =============    =============    =============    =============


          The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)
                                                                                               RESTATED
                                                                    9 Months Ended       9 Months Ended
                                                                September 30, 2009   September 30, 2008
                                                                ---------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss ....................................................      $ (7,495,533)      $(11,538,106)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
   Depreciation and amortization ...............................           890,039            855,378
   Amortization of intangibles .................................           138,897          1,561,305
   Amortization of debt discount and deferred financing costs ..           675,056          1,213,718
   Gain on disposal of subsidiary ..............................       (14,451,979)              --
   Change in net assets to be disposed of ......................         5,599,302           (291,051)
   Interest from conversion liability ..........................         1,289,013            224,606
   Stock based compensation ....................................              --              370,009
   Accretion of asset retirement obligation ....................             1,036               --
   Loss on disposal of investment ..............................              --            3,425,068
   Loss on disposal of fixed assets ............................             4,242               --
   Write-down of assets ........................................            28,985               --
   Loss on impairment of goodwill ..............................         7,281,993               --
   Bad debt expense ............................................         4,709,276               --
   Change in minority interest .................................              --              (20,000)
Change in assets and liabilities, net of acquisitions
   Accounts receivable .........................................        (4,148,587)           731,947
   Restricted cash .............................................               324            121,779
   Prepaid expenses ............................................            34,456            871,230
   Deposits ....................................................           (83,521)          (262,600)
   Inventory ...................................................              --            3,938,502
   Costs in excess of earnings .................................           175,592         (1,691,851)
   Deferred financing fees .....................................              --              (99,830)
   Accrued interest ............................................         4,228,283          3,383,958
   Accrued interest - related party ............................           225,563             83,332
   Billings in excess of cost ..................................           (13,576)          (887,671)
   Accounts payable and accrued expenses .......................           277,773          3,091,326
   Other current liabilities ...................................              --              136,435
   Deferred income taxes .......................................              --              (59,630)
   Deferred revenue ............................................              --           (1,037,327)
                                                                      ------------       ------------
         Net cash provided by (used in) operating activities ...          (683,366)         4,120,528
                                                                      ------------       ------------
CASH FLOW FROM INVESTING ACTIVITIES
   Cash paid for acquisition ...................................              --              (80,000)
   Cash acquired from acquisition ..............................              --                 --
   Construction in progress ....................................          (761,010)        (4,862,842)
   Divestiture of subsidiary ...................................              --            1,000,000
   Proceeds from sale of equipment .............................            55,440            (90,901)
   Additions to and acquisition of property, plant and equipment          (425,048)        (6,346,132)
                                                                      ------------       ------------
      Net cash (used in) investing activities ..................        (1,130,618)       (10,379,875)
                                                                      ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of line of credit .................................              --           (1,635,765)
   Proceeds from loan receivable - related party ...............          (115,618)            (3,681)
   Proceeds from long term debt ................................            45,035            713,582
   Proceeds from convertible debentures ........................              --            2,484,579
   Repayment of convertible debentures - related party .........         1,895,858               --
   Repayment of short term borrowings - affiliate ..............            (8,021)        (1,530,849)
   Proceeds from line of credit ................................              --           19,987,808
   Cash paid to minority shareholders ..........................              --             (820,827)
   Repayment of long term debt .................................           (12,973)        (2,880,310)
                                                                      ------------       ------------
      Net cash provided by financing activities ................         1,804,280          6,313,537
                                                                      ------------       ------------
   Net increase (decrease) in cash .............................      $     (9,704)      $     54,190
   Cash at beginning of period .................................             9,704            486,993
                                                                      ------------       ------------
   Cash at end of period .......................................      $       --         $    541,183
                                                                      ============       ============

        The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.


                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2008 AND
                NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

                                                                            Series C                           Series E
                                         Series A            Series B      Preferred          Series D        Preferred
                                   Preferred Stock    Preferred Stock          Stock   Preferred Stock            Stock
                                   Shares   Amount    Shares   Amount  Shares Amount   Shares   Amount  Shares   Amount
                                ---------- -------- -------- -------- ------ ------- -------- -------- ------- --------
Balance at 12/31/07             1,254,244  $ 1,254  151,250    $ 151     --      --  800,000    $ 800      --       --
                                ========== ======== ======== ======== ====== ======= ======== ======== ======= ========
Non-controlling interest               --       --       --       --     --      --       --       --      --       --
investment in subsidiary
Adjustment of conversion of            --       --       --       --     --      --       --       --      --       --
subsidiary minority interest
Shares issued for conversion           --       --       --       --     --      --       --       --      --       --
of debentures
Adjustment for transfer of             --       --       --       --     --      --       --       --      --       --
entity under common control
Stock based compensation               --       --       --       --     --      --       --       --      --       --
Cancellation of debt -                 --       --       --       --     --      --       --       --      --       --
related party
Conversion of minority          (1,254,244)(1,254)       --       --     --      --       --       --      --       --
interest
Repurchase of subsidiary stock         --       --       --       --     --      --       --       --      --       --
Cancellation of debt -                 --       --       --       --     --      --       --       --      --       --
related party
Conversion of Series B                 --       --  (151,250)  (151)     --      --       --       --      --       --
Preferred Stock to Common
Issuance of Series B
Preferred Stock to create              --       --  3,025,33   3,025     --      --       --       --      --       --
Employee Pool
Partial Conversion of Series           --       --  (506,114)  (506)     --      --       --       --      --       --
B to Common
Conversion of debt                     --       --       --       --     --      --       --       --      --       --
Common stock issued for                --       --       --       --     --      --       --       --      --       --
financing fees
Acquisition of subsidiary              --       --       --       --     --      --       --       --  20,000       20
Priority return on subsidiary          --       --       --       --     --      --       --       --      --       --
capital
Net loss                               --       --       --       --     --      --       --       --      --       --
                                ---------- -------- -------- -------- ------ ------- -------- -------- ------- --------
Balance at 12/31/08                    --       -- 2,519,219 $ 2,519     --      --  800,000    $ 800  20,000     $ 20
                                ========== ======== ======== ======== ====== ======= ======== ======== ======= ========

Conversion of Series B                 --       --  (21,096)    (21)     --      --       --       --      --       --
Preferred Stock to Common
Shares issued for conversion           --       --       --       --     --      --       --       --      --       --
of debentures
Conversion of Series D                 --       --       --       --     --      --     (46)       --      --       --
Preferred Stock to Common
Cancellation of shares                 --       --       --       --     --      --       --       --  (20,000)   (20)
Net loss                               --       --       --       --     --      --       --       --      --       --
                                ---------- -------- -------- -------- ------ ------- -------- -------- ------- --------
Balance at 9/30/09 (Unaudited)         --       -- 2,498,123  $ 2,498    --      --  799,954    $ 800      --     $ --
                                ========== ======== ======== ======== ====== ======= ======== ======== ======= ========





          The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                       8



                     GREENSHIFT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2008 AND
                NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

                                                                      Non-controlling   Additional
                                                                          Interest in      Paid-in  Accumulated
                                                           Common Stock    Subsidiary      Capital      Deficit   Total Equity
                                               ------------ ------------ ------------- ------------ ------------ -------------
                                                    Shares       Amount        Amount       Amount       Amount        Amount
                                               ------------ ------------ ------------- ------------ ------------ -------------
Balance at 12/31/07                             30,693,083     $ 30,693            --  $66,175,522  $(91,821,644)$(25,613,224)
                                               ============ ============ ============= ============ ============ =============
Non-controlling interest investment in                  --           --        25,000           --           --        25,000
subsidiary
Adjustment of conversion of subsidiary                  --           --            --      183,373           --       183,373
minority interest
Shares issued for conversion of debentures      11,000,597       11,000            --      543,657           --       554,657
Adjustment for transfer of entity under                 --           --            --     (27,800)           --      (27,800)
common control
Stock based compensation                           850,000          850            --       50,550           --        51,400
Cancellation of debt - related party                    --           --            --    2,952,968           --     2,952,968
Conversion of minority interest                     25,084           25            --        1,229           --            --
Repurchase of subsidiary stock                          --           --            --  (1,950,000)           --   (1,950,000)
Cancellation of debt - related party                    --           --            --      293,085           --       293,085
Conversion of Series B Preferred Stock to        6,797,634        6,798            --      (6,647)           --            --
Common
Issuance of Series B Preferred Stock to                 --           --            --    7,215,308           --     7,218,333
create Employee Pool
Partial Conversion of Series B to Common        12,652,825       12,653            --     (12,147)           --            --
Conversion of debt                               6,875,000        6,875            --    1,093,125           --     1,100,000
Common stock issued for financing fees           6,250,000        6,250            --    1,084,511           --     1,090,761
Acquisition of subsidiary                       20,000,760       20,000            --    2,065,680           --     2,085,700
Restatement - to omit SSI results due to                --           --            --  (2,783,485)    3,539,639       756,154
sale of subsidiary
Priority return on subsidiary                           --           --            --           --    (675,001)     (675,001)
capital
Net loss                                                --           --      (15,327)           --  (47,975,579) (47,990,906)
                                              ------------- ------------ ------------ ------------- ------------ -------------
Balance at 12/31/08                             95,144,983      $95,144       $9,673   $76,878,929  $(136,932,585$(59,945,500)
                                              ============= ============ ============ ============= ============ =============
Conversion of Series B Preferred Stock to          527,400          527            --        (506)           --            --
Common
Mandatorily redeemable preferred                        --           --            --           --    (270,000)     (270,000)
Shares issued for conversion of debentures     623,077,763      623,078            --    1,014,862           --     1,637,939
Sale  of subsidiary                                     --           --            --   11,548,622           --    11,548,622
Stock issued for repayment of accounts           2,500,000        2,500            --       12,000           --        14,500
payable

Change in conversion feature due to                     --           --            --                        --       557,745
conversion liabilities                                                                 557,745
Conversion of Series D Preferred Stock to          278,781          279            --        (279)           --            --
Common
Cancellation of shares                         (20,000,760)    (20,000)            --  (2,065,700)           --   (2,085,720)
Net loss                                                --           --            --           --  (7,495,533)   (7,495,533)
                                                ------------ ------------ ------------- ------------ ------------ ------------
Balance at 9/ 30/09 (Unaudited)                701,528,167     $701,528        $9,673  $87,950,901 $(144,698,118 $(56,032,718)
                                               ============ ============ ============= ============ ============ =============

          The notes to the Condensed Consolidated Financial Statements are an integral part of these statements

                     GREENSHIFT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

DIVESTITURES

Biofuel Industries Group, LLC

Effective May 15, 2008, the Company and Biofuel Industries Group, LLC (d/b/a NextDiesel(TM)) ("BIG") entered into an Exchange Agreement pursuant to which the Company exchanged 20,000,000 common shares and 20,000 preferred shares in return for 100% of the equity of BIG subject to the redemption by BIG of BIG's "Class A Membership Units" for a total of $9 million preferred equity interest with a 12% coupon commencing January 30, 2009 at a rate equal to 30% of BIG's net cash flows (after all operating costs and regular debt payments have been paid) (the "Class A Redemption"). The Company's ownership of BIG was subject to rescission in the event that: (a) BIG's loans were not timely serviced and kept in good standing, (b) certain guaranty payments, to the extent due, were not timely made, and (c) if the Class A Redemption payments were not made to the extent that they are due. BIG's agreements with its senior creditor, Citizens Bank, require Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its previously-pending financing agreements with CleanBioenergy Partners, LLC (see Note 11, Commitments and Contingencies). This financing failed to close as expected in March 2009 despite the Company's compliance with the relevant agreements with CleanBioenergy Partners, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG's loan agreements with Citizens Bank. The Company elected not to restructure the original acquisition transaction and instead facilitated rescission of the original acquisition transaction and the divestiture of BIG during the second quarter of 2009. The financial results of BIG were presented as discontinued operations as and for the quarter ended March 31, 2009 (see Note 6, Discontinued Operations), and are not included in the Company's results of continuing operations for the quarter ended September 30, 2009.

Sustainable Systems, Inc.

Effective June 30, 2009, GS AgriFuels Corporation and Carbonics Capital Corporation entered into a Stock Purchase Agreement pursuant to which Carbonics acquired 100% of the stock of Sustainable Systems, Inc. ("Culbertson") from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels' indebtedness to YAGI Investments, L.P. ("YAGI"), plus any and all obligations of GS AgriFuels that may be in effect in relation to the acquisition by sellers (the "Selling Shareholders") of Culbertson (the "Purchase Obligations"). In connection with this Agreement, Carbonics issued an amended and restated convertible debenture to YAGI for $4,000,000 due on December 31, 2011. The Purchase Obligations pertain to the 2007 acquisition by GS AgriFuels of Culbertson and include $3,804,287 in convertible debentures and $1,017,451 in notes payable to the prior owners of Culbertson. The relevant acquisition agreements with the Selling Shareholders are in default due to the disclosure by the Selling Shareholders that Culbertson owned its Culbertson, Montana oilseed crushing facility when in fact Culbertson merely held the right to purchase the Montana facility at the time of the acquisition by GS AgriFuels; the failure to disclose by the Selling Shareholders that the Culbertson's right to purchase the Montana facility, as well as any investment made in the Montana facility, was subject to forfeiture within months of entering into the acquisition agreements with GS AgriFuels; and, the provision by the Selling Shareholders of materially false financial statements. This matter and the extent of the relevant parties' obligations under the relevant acquisition agreements and otherwise are the subject of a litigation initiated by GS AgriFuels against the Selling Shareholders, and a separate litigation served by the Selling Shareholders thereafter. Three of the Selling Shareholders, corresponding to about 64% of the Selling Shareholders' prior ownership interest in Culbertson, have entered into settlement agreements pursuant to which GS AgriFuels has been released from the pro-rated Purchase Obligation previously attributable to these shareholders. Carbonics has assumed all rights and obligations of GS AgriFuels pertaining to these agreements and this litigation. Carbonics is majority owned by the Company's majority shareholder, Viridis Capital, LLC. The financial results of this subsidiary have been retrospectively omitted from the operations in accordance with FASB Accounting Standards Codification ("ASC") 805-50-45-1, Transactions Between Entities Under Common Control".

2     NATURE OF OPERATIONS

GreenShift Corporation ("we," "our," "us," "GreenShift," or the "Company") develops and commercializes clean technologies that facilitate the efficient use of natural resources.

We currently own four corn oil extraction facilities based on our patented and patent-pending corn oil extraction technologies that are located at our licensee's ethanol plants in Oshkosh, Wisconsin, Medina, New York, Marion, Indiana, and Riga, Michigan. We have installed one facility at another licensee's ethanol plant in Albion, Michigan under a modified version of our market offering where our licensee paid to build the extraction facility. We have also recently entered into an agreement to finance, build and commission two additional corn oil extraction facilities at a licensee ethanol plant in Lakota, Iowa. We have the long-term right (10 years or more) to buy the oil extracted from each facility in return for the use by each licensee of our patented and patent-pending corn oil extraction technologies. These facilities collectively are designed to extract in excess of 9 million gallons per year of inedible corn oil. We are currently focused on securing the capital resources we need to operate our existing facilities and to build new corn oil extraction facilities.

During the nine months ended September 30, 2009, we also owned a 10 million gallon per year biodiesel facility in Adrian, Michigan ("BIG") and an oilseed crush facility in Culbertson, Montana ("Culbertson"). These two facilities were idled during the first quarter 2009 due to a lack of working capital. The Company divested both of these facilities during the second quarter of 2009. The financial results of these subsidiaries have been presented as discontinued operations as and for the quarter ended September 30, 2009 (see Note 6,
Discontinued Operations). The Company's specialty equipment manufacturing operations were also idled during the nine months ended September 30, 2009. The Company intends to liquidate certain assets of this operation during the fourth quarter of 2009 and may scale this operation as needed to fulfill the Company's growth needs as it builds, installs and maintains its various corn oil extraction facilities.

SEGMENT DESCRIPTIONS

The Company's operations during the nine months ended September 30, 2009 are classified into two reportable business segments: Equipment & Technology Sales and Biofuel Production & Sales. Each of these segments is organized based upon the nature of products and services offered. The Company's remaining operations are aggregated and classified herein as Corporate.

The Company's ongoing restructuring activities resulted in the cessation of operations in its former Culinary Oil Production & Sales segment during the quarter ended September 30, 2009. The Company sells its corn oil as a feedstock for biofuel production or for direct use as a biofuel, therefore, the Company's continuing corn oil production and sales activities will continue to be recorded in the Company's Biofuel Production & Sales segment despite the fact that its former BIG biodiesel facility was divested during the second quarter 2009. For comparative purposes, the financial results of BIG and Culbertson have been presented as discontinued operations as and for the quarter ended September 30, 2009 (see Note 6, Discontinued Operations).

3     GOING CONCERN

The Company had a working capital deficit of $66,705,102 at September 30, 2009, which includes convertible debentures and line of credit totaling $30,219,765, accrued interest payable of $8,626,962, related party debt of $51,500, related party convertible debentures of $5,219,438, and $3,979,437 in purchase obligations. The Company's working capital deficit net of these amounts is $18,608,000.

Despite their classification as current liabilities, current convertible debentures, line of credit and accrued interest ($38,846,727) are not serviceable out of the Company's cash flows (the terms of the convertible debt require repayment in shares of either GreenShift Corporation or GS AgriFuels Corporation common stock). The purchase obligations ($3,979,437), to the extent due, are tied to the earnings of the Company's equipment sales business and can only be serviced after the Company's senior secured debt has been serviced.


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

4     SIGNIFICANT ACCOUNTING POLICIES

NONCONTROLLING INTEREST

Effective July 1 2009, the Company accounted for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary under ASC 810-10-45-16, Noncontrolling Interest in a Subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The standard requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent's equity; consolidated net income to be reported at amounts inclusive of both the parent's and noncontrolling interest's shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. Additionally, the standard defines a noncontrolling interest as a financial instrument issued by a subsidiary that is classified as equity in the subsidiary's financial statements. A financial instrument issued by a subsidiary that is classified as a liability in the subsidiary's financial statements based on the guidance in other standards is not a controlling interest because it is not an ownership interest. Based on this definition of noncontrolling interest the Company presented its previously reported minority interest as a current liability in the accompanying balance sheets. Other than the change in presentation of noncontrolling interests, the adoption of ASC 810-10-45-16 had no impact on the Financial Statements.

FAIR VALUE MEASUREMENTS

Effective July 1 2009, the Company adopted ASC 820, Fair Value Measurements and Disclosures. This topic defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance supersedes all other accounting pronouncements that require or permit fair value measurements.

The Company accounted for the convertible debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company's common shares.

Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company measured the fair value of the preferred equity interest outstanding at September 30, 2008 since the number of common shares issuable under the Company's Series E convertible preferred stock was indeterminable during the nine months then ended. The value at September 30, 2008 was determined to be $9,000,000, measured using significant unobservable inputs (Level 3) using the present value of the shares based on the average fair market value of the Company's stock for the three days before and after the acquisition date.

Effective July 1 2009, the Company adopted ASC 820-10-55-23A, Scope Application to Certain Non-Financial Assets and Certain Non-Financial Liabilities, delaying application for non-financial assets and non-financial liabilities as permitted. ASC 820 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

                                                                       Fair Value
--------------------------------------------------------------------------------------------------------------
As of September 30, 2009                               Level 1         Level 2         Level 3          Total
--------------------------------------------------------------------------------------------------------------
Embedded conversion liabilities                      $      --      $       --     $ 2,221,447    $ 2,221,447

The following table reconciles, for the period ended December 31, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded Conversion Liability at December 31, 2008                                            1,504,081
Present Value of beneficial conversion features of new debentures                                        1,179,399
Reductions in fair value due to principal conversions                                                    (557,744)
Accretion adjustments to fair value - beneficial conversion features                                        95,711
                                                                                                 -----------------
Balance at September 30, 2009                                                                    $       2,221,447
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

The Company has adopted ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company's common shares.

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

LICENSE FEES

License fees represent a one-time license fee of $150,000 per system (a "System") built and commissioned based on the Technology plus an ongoing royalty of $0.10 per gallon of corn oil extracted with the Technology (see Note 15, Related Party Transactions, below). For the nine months ended September 30, 2008, the Company incurred license fees of $750,000 (corresponding to technology licenses incurred on five Systems), royalty fees of $147,832 (corresponding to 1,478,320 gallons of corn oil), and the Company also prepaid license fees of $300,000 on two additional Systems. The license fees were capitalized with $133,929 being amortized and included in the Company's costs of sales for the nine months ended September 30, 2009.

5     STOCKHOLDERS' EQUITY

SERIES E PREFERRED STOCK

On May 15, 2008, the Company issued 20,000 shares of the Company's new Series E Preferred Stock (the "Series E Shares") to the BIG shareholders. During the nine months ended September 30, 2009, the 20,000 shares of Series E Preferred Stock were cancelled due to the rescission of the original acquisition transaction and the divestiture of BIG. At both September 30, 2009 and 2008, there were no shares of Series E Preferred Stock issued and outstanding.

COMMON STOCK

The Company issued 623,077,763 shares of common stock upon the conversion of an aggregate of $1,643,167 in debt during the nine months ended September 30, 2009, consisting of: 149,955,247 common shares issued to YA Global Investments, LP ("YAGI") upon its conversion of debt and accrued interest in the amount of $395,461; 296,532,508 common shares issued to Minority Interest Fund (II), LLC ("MIF") upon its conversion of debt in the amount of $877,479; 134,631,965 common shares issued to RAKJ Holdings, Inc. ("RAKJ") upon its conversion of debt in the amount of $315,000; and, 41,958,043 common shares issued to Mammoth Corporation upon its conversion of debt in the amount of $50,000. In addition, 527,400 common shares issued to an employee upon conversion of vested shares of Series B Preferred Stock.

The only conditions under which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

6     DISCONTINUED OPERATIONS

SUSTAINABLE SYSTEMS, INC.

Effective June 30, 2009, GS AgriFuels Corporation and Carbonics Capital Corporation entered into a Stock Purchase Agreement pursuant to which Carbonics acquired 100% of the stock of Sustainable Systems, Inc. ("Culbertson") from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels' indebtedness to YAGI Investments, L.P. ("YAGI"), plus any and all obligations of GS AgriFuels that may be in effect in relation to the acquisition by sellers of Culbertson (the "Purchase Obligations"). In connection with this Agreement, Carbonics issued an amended and restated convertible debenture to YAGI for $4,000,000 due on December 31, 2011. The Purchase Obligations pertain to the 2007 acquisition by GS AgriFuels of Culbertson and include $3,804,287 in convertible debentures and $1,017,451 in notes payable to the prior owners of Culbertson. The relevant acquisition agreements with the Selling Shareholders are in default due to the disclosure by the Selling Shareholders that Culbertson owned its Culbertson, Montana oilseed crushing facility when in fact Culbertson merely held the right to purchase the Montana facility at the time of the acquisition by GS AgriFuels; the failure to disclose by the Selling Shareholders that the Culbertson's right to purchase the Montana facility, as well as any investment made in the Montana facility, was subject to forfeiture within months of entering into the acquisition agreements with GS AgriFuels; and, the provision by the Selling Shareholders of materially false financial statements. This matter and the extent of the relevant parties' obligations under the relevant acquisition agreements and otherwise are the subject of a litigation initiated by GS AgriFuels against the Selling Shareholders, and a separate litigation served by the Selling Shareholders thereafter. Three of the Selling Shareholders, corresponding to about 64% of the Selling Shareholders' prior ownership interest in Culbertson, have entered into settlement agreements pursuant to which GS AgriFuels has been released from the pro-rated Purchase Obligation previously attributable to these shareholders. Carbonics has assumed all rights and obligations of GS AgriFuels pertaining to these agreements and this litigation. Carbonics is majority owned by the Company's majority shareholder, Viridis Capital, LLC. The financial results of this subsidiary have been retrospectively omitted from the operations in accordance with ASC 805-50-45-1, Transactions Between Entities Under Common Control." The financial results of Culbertson have been omitted from the Company's results of operations for the nine months ended September 30, 2009 and the December 31, 2008 balance sheet has been restated as well.

BIOFUEL INDUSTRIES GROUP, LLC

Effective May 15, 2008, the Company and Biofuel Industries Group, LLC (d/b/a NextDiesel(TM)) ("BIG") entered into an Exchange Agreement pursuant to which the Company exchanged 20,000,000 common shares and 20,000 preferred shares in return for 100% of the equity of BIG subject to the redemption by BIG of BIG's "Class A Membership Units" for a total of $9 million preferred equity interest with a 12% coupon commencing January 30, 2009 at a rate equal to 30% of BIG's net cash flows (after all operating costs and regular debt payments have been paid) (the "Class A Redemption"). The Company's ownership of BIG was subject to rescission in the event that: (a) BIG's loans were not timely serviced and kept in good standing, (b) certain guaranty payments, to the extent due, were not timely made, and (c) if the Class A Redemption payments were not made to the extent that they are due. BIG's agreements with its senior creditor, Citizens Bank, require Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its previously-pending financing agreements with CleanBioenergy Partners, LLC (see Note 11, Commitments and Contingencies). This financing failed to close as expected in March 2009 despite the Company's compliance with the relevant agreements with CleanBioenergy Partners, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG's loan agreements with Citizens Bank. The Company elected not to restructure the original acquisition transaction and instead facilitated rescission of the original acquisition transaction and the divestiture of BIG during the second quarter of 2009. The financial results of BIG were presented as discontinued operations as and for the quarter ended March 31, 2009 (see Note 6, Discontinued Operations), and are not included in the Company's results of operations for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, the Company recorded an impairment of goodwill in the amount of $7,281,993, bad debt expense of $4,709,276 related to accounts receivable consisting of equipment and corn oil owed by BIG to the Company, and a gain on disposal of net liabilities of $14,451,979.

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

The Company accounted for the YAGI line of credit dated January 25, 2008 in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the YAGI line of credit could result in the principal being converted to a variable number of the Company's common shares. The carrying amount of the line has been restated for the prior year (please see
Note 16 Restatements, below). The Company determined the value of the YAGI line of credit at issuance to be $11,044,838 which represented the face value of the principal plus the present value of the conversion feature. The liability for the conversion feature shall increase from its present value of $1,044,838 at issuance to its estimated settlement value of $1,111,111 at December 31, 2010. For the nine months ended September 30, 2009, an expense of $66,273 has been recorded as interest expense for the accretion of the present value discount on the line of credit, thereby increasing the carrying value of the YAGI line of credit to its estimated settlement value of $11,111,111 at September 30, 2009.

The Company issued six million shares of its common stock to YAGI valued at $1,080,000, and GS COES paid structuring fees of $210,000, legal fees of $150,000, monitoring fees of $175,000, due diligence fees of $35,000 as well as prepaid interest of $250,000 in connection with the issuance of the revolving line of credit described above. The balance of deferred financing fees was $0 at September 30, 2009. The Company does not have any ratios or covenants in conjunction with the YAGI debt. The Company is currently in default on the agreements due to the failure of the GE transaction.

8     FINANCING ARRANGEMENTS
The following is a summary of the Company's financing arrangements as of
September 30, 2009:

Current portion of notes payable:
Note payable from NextGen Acquisition to Stillwater                              $       2,071,886
Purchase obligations from NextGen Acquisition to NextGen sellers                         3,979,437
Asset retirement obligation, current                                                           277
Vehicle loans and other short term borrowings                                               48,453
Mortgages and other term notes                                                              85,066
Current portion of notes payable from GreenShift to Bollheimer                             320,000
Current portion of notes payable from GS CleanTech                                         150,000
Current portion of convertible notes payable from GS CleanTech                           1,734,579
                                                                                 -----------------
     Total current portion of notes payable                                      $       8,389,698
                                                                                 =================

Long-term notes payable, net of current maturities:
Mortgages and other term notes                                                   $         373,250
                                                                                 -----------------
     Total long term notes payable, net of current maturities                    $         373,250
                                                                                 =================

Asset retirement obligation:
Asset retirement obligation                                                      $         248,221
                                                                                 =================


Current portion of convertible debentures:
Convertible debenture to YA Global Investments, LP                                       5,500,000
Convertible debenture to YA Global Investments, LP                                      12,860,000
Note discounts                                                                           (117,478)
Convertible debenture to JMJ Financial Corporation                                         807,195
Convertible debenture to Carbonics Capital Corporation                                     320,398
Convertible debenture to Minority Interest Fund (II)                                     4,889,040
Convertible debenture to Mammoth Corporation                                                58,937
                                                                                 -----------------
     Total current portion of convertible debentures                             $      24,328,092
                                                                                 =================

 Long-term convertible debentures, net of current maturities:
Convertible debenture to YA Global Investments, LP                                $      2,046,586
Convertible debenture to YA Global Investments, LP                                       1,224,063
Convertible debenture to YA Global Investments, LP                                       2,789,278
Convertible debenture to YA Global Investments, LP                                       1,950,000
Convertible debenture conversion liabilities                                               448,766
                                                                                 -----------------
     Total long-term portion of convertible debentures                           $       8,458,693
                                                                                 =================

The following principal amounts of convertible debentures noted above are convertible into the common stock of the following companies:

GreenShift Corporation                             $       14,544,262
GS AgriFuels Corporation                                   18,360,000
                                                   ------------------
     Total                                         $       32,786,784
                                                   ==================

The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) of as of September 30, 2009 and the Company's ability to meet such obligations:

Year                                                    Amount
---------------------------------------------------------------------
2009                                                $      26,749,698
2010                                                        6,013,638
2011                                                        8,483,466
2012                                                          377,250
2013 and thereafter                                           173,902
                                                    -----------------
Total minimum payments due under current and        $      41,797,953
                                                    =================
long term obligations

9     DEBT AND PURCHASE OBLIGATIONS

On June 9, 2009, JMJ Financial Corporation ("JMJ") issued the Company a 14.4% secured promissory note in the amount of $500,000 (the "JMJ Note") in return for $600,000 in 12% convertible debt (the "JMJ Debenture") issued by the Company. The principal balance due under the JMJ Note was $500,000 as of September 30, 2009 and accrued interest receivable under the JMJ Note was $1,775. The principal and accrued interest for the JMJ Note and JMJ Debenture have been presented as of September 30, 2009, at their face value, without offset. The JMJ Debenture is convertible into Company common stock at a rate equal to 70% of the lowest closing market price for the Company's common stock for the twenty trading days preceding conversion. The Company accounted for the JMJ Debenture dated June 9, 2009 in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMJ Debenture could result in the note principal being converted to a variable number of the Company's common shares. The Company determined the value of the $600,000 JMJ Debenture at June 9, 2009 to be $793,768 which represented the face value of the debenture plus the present value of the conversion feature. The liability for the conversion feature shall increase from its carrying value of $193,768 at June 30, 2009 to its estimated settlement amount of $257,904 at June 11, 2012. For the nine months ended September 30, 2009, an expense of $13,427 has been recorded as interest expense for the accretion of the value of the conversion liability. The carrying value of the $600,000 JMJ Debenture was $807,195 at September 30, 2009. For the nine months ended September 30, 2009, interest expense of $20,592 for these obligations was incurred.

During the year ended December 31, 2008, the Company issued convertible debentures to Acutus Capital, LLC ("Acutus") in the amounts of $250,000 and $235,000, respectively. The convertible debentures to Acutus shall bear interest at a rate of 20% per year and mature on December 31, 2008 and February 15, 2009, respectively. Acutus is entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to $1.25 per share. The Company accounted for the debentures in accordance ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the debentures could result in the note principal being converted to a variable number of the Company's common shares. The Company determined the fair value of the Acutus debentures at December 31, 2008 to be $538,469 which represented the face value of the debenture plus the present value of the conversion feature. As of June 30, 2009, an expense of $420 has been recorded as interest expense for the accretion of the value of the conversion liability. The carrying value of the Acutus Debenture was $538,889 at June 30, 2009. The obligation to pay debenture was assumed by Minority Interest Fund (II), LLC effective July 1, 2009. For the nine months ended September 30, 2009, interest expense of $48,101 for these obligations was incurred.

As of December 31, 2008, the Company had convertible debentures payable to Minority Interest Fund (II), LLC ("MIF") in an aggregate amount of $1,319,783 (the "MIF Debenture"). This amount includes the $410,930 in notes payable that MIF purchased from Viridis Capital, LLC ("Viridis"), $757,853 in convertible debt that were purchased from Candent Corporation ("Candent"), and $500,000 in convertible debt that was purchased from Acutus, as well as an additional $151,000 in new convertible debt that MIF purchased during December 2008. The total convertible debentures due to MIF were reduced by $432,932 during the year ended December 31, 2008, after MIF purchased the debenture payable to the Company from Ecosystem Corporation by reducing the amount of the convertible debt the Company owed to MIF bringing the year-end balance to $1,386,851. The convertible debt issued to MIF bears interest at a rate of 20% and matures on December 31, 2010. MIF is entitled to convert the accrued interest and principal of the MIF convertible debenture into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 per share or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. During the nine months ended September 30, 2009, MIF purchased additional debentures from the Company in the amount of 3,874,230; assumed the obligation to pay $485,000 in debentures due to unrelated third parties from the Company; converted $837,343 of the principal balance due to MIF into 256,397,181 shares of Company common stock, and assigned $415,000 of the principal amount due to MIF to RAKJ Holdings, Inc. ("RAKJ") ($315,000), and Mammoth Corporation ("Mammoth") ($100,000). An additional 40,135,327 shares converted by Sunny Isles Ventures was used to reduce principal by $40,135. The Company accounted for the MIF Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MIF Debenture could result in the note principal being converted to a variable number of the Company's common shares. The carrying amount of the debenture has been restated for the prior year (please see Note 16, Restatements, below). The Company determined the value of the MIF Debenture at December 31, 2008 to be $1,514,201 which represented the face value of the debenture of $1,386,851 plus the present value of the conversion feature. During the nine months ended September 30, 2009, the Company recognized additional conversion liabilities at present value of $428,706 for additional funding received, recognized a reduction in the conversion liability at present value of $133,720 for the conversions and recorded an expense of $23,101 as interest expense for the accretion of the present value of the conversion liability for the nine months. The carrying value of the MIF Debenture was $4,889,040 at September 30, 2009, and included principal of $4,453,602 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $148,529 at June 30, 2009 to its estimated settlement value of $588,604 at December 31, 2010. Interest expense of $271,235 for these obligations was accrued for the nine months ended September 30, 2009.

During the nine months ending September 30, 2009, RAKJ fully converted the amount due under its $315,000 debenture into 134,631,965 common shares. The Company accounted for the RAKJ Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the RAKJ Debenture could result in the note principal being converted to a variable number of the Company's common shares. For the nine months ending September 30, 2009, interest expense of $5,228 for these obligations was incurred. The principal balance due to RAKJ at September 30, 2009 was $0.

During the three months ended September 30, 2009, Mammoth purchased $100,000 in convertible debt from MIF (the "Mammoth Debenture"). Mammoth is entitled to convert the accrued interest and principal of the Mammoth Debenture into common stock of the Company at a conversion price equal to 50% of the average closing market price for the five trading days preceding conversion. During the nine months ending September 30, 2009, Mammoth converted $50,000 on this debenture into 41,958,043 common shares. The Company accounted for the Mammoth Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Mammoth Debenture could result in the note principal being converted to a variable number of the Company's common shares. For the nine months ending September 30, 2009, interest expense of $5,228 for these obligations was incurred. The Company determined the value of the Mammoth Debenture at September 15, 2009 (date of issuance) to be $124,959 which represented the face value of the debenture of $100,000 plus the present value of the conversion feature. During the nine months ended September 30, 2009, the

Company recognized a reduction in conversion liability at present value of $16,619 for the conversions and recorded an expense of $597 as interest expense for the accretion of the present value of the conversion liability for the period. The carrying value of the Mammoth Debenture was $58,937 at September 30, 2009, including principal of $50,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $8,937 at September 30, 2009 to its estimated settlement value of $21,428 at December 31, 2010. Interest expense of $233 for these obligations was accrued for the nine months ended September 30, 2009.

On September 4, 2008, the Company's subsidiary, GS CleanTech Corporation, entered into a series of convertible notes totaling $1,734,579. The notes shall bear interest at a rate 20% per annum and mature on December 31, 2010. Beginning July 1, 2009, payments were due based on an eighteen month amortization, with all principal and accrued interest paid on or before December 31, 2010. The notes are convertible into shares of GS CleanTech subsidiary preferred stock (par $0.001) at the closing by GS CleanTech of a planned Preferred Stock
Financing at a 15% discount to the final terms of any such Preferred Stock Financing. If any portion of the note is prepaid in cash, GS CleanTech shall pay a 20% redemption premium at the time of redemption. For the nine months ending September 30, 2009, interest expense of $227,715 for these obligations was incurred. The balance of the loans was $1,734,579 as of September 30, 2009.

Under the YAGI Debentures, the Company owes a monthly payment of $250,000. The Company determined the fair value of the monthly stream of payments under the YAGI debentures at December 31, 2008 to be $3,028,424 which represented the face value of the monthly payments plus the present value of the conversion feature. For the nine months ended September 30, 2009, the Company recognized an additional conversion liability value of $193,940 due to additional installments becoming due, recognized a reduction in value of the conversion liability of $38,517 for conversions of principal and recorded $14,919 as interest expense for the accretion of value on the conversion liability. The value of the conversion feature underlying the stream of payments owed under the YAGI debentures was $448,766 at September 30, 2009 (please see Note 16 Restatements, below).

10     ASSET RETIREMENT OBLIGATION

Pursuant ASC 410-20, Asset Retirement Obligations, the Company has recognized the fair value of the asset retirement obligation for the removal of its COES systems. The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value as of September 30, 2009, and the capitalized cost approximated $235,000. The Company has recognized $1,361 due to accretion from the acquisition dates. The Company has determined a range of abandonment dates between December 2018 and December 2019 and a total salvage value of $250,000 per system. The following represents the amount of the retirement obligation at the beginning and the nine months ending September 30, 2009:

         Beginning balance at January 1, 2008                 $      60,099
         Liabilities incurred during the period                     187,038
         Liabilities settled during the period                           --
         Accretion of interest                                          623
                                                              -------------
         Ending balance at December 31, 2008                        247,760
         Liabilities incurred during the period                          --
         Liabilities settled during the period                           --
         Accretion of interest                                          738
                                                              -------------
         Ending balance at September 30, 2009                 $     248,498
                                                              =============

11     COMMITMENTS AND CONTINGENCIES

INFRINGEMENT

On October 13, 2009, the U.S. Patent and Trademark Office issued U.S. Patent No. 7,601,858, titled "Method of Processing Ethanol Byproducts and Related
Subsystems" (the '858 Patent) to GS CleanTech Corporation, a wholly-owned subsidiary of GreenShift Corporation. On October 27, 2009, the U.S. Patent and Trademark Office issued U.S. Patent No. 7,608,729, titled "Method of Freeing the Bound Oil Present in Whole Stillage and Thin Stillage" (the '729 Patent) to GS CleanTech. Both the `858 Patent and the `729 Patent relate to the Company's corn oil extraction technologies. On October 13, 2009, GS CleanTech filed a legal action in the United States District Court (Southern District of New York) captioned GS CleanTech Corporation v. GEA Westfalia Separator, Inc.; and DOES 1-20, alleging infringement of the `858 Patent. On October 13, 2009, GreenShift filed a Motion to Dismiss with the same court relative to a separate complaint filed previously by Westfalia alleging (1) false advertising in violation of the Lanham Act ss. 43(a); (2) deceptive trade practices and false advertising in violation of New York General Business Law ss.ss. 349, 350 and 350-a; and (3) common law unfair competition. On October 13, 2009, Westfalia filed its First Amended Complaint in the matter captioned GEA Westfalia Separator, Inc. and Ace Ethanol, LLC v. GreenShift Corporation, which complaint included Ace Ethanol, an ethanol production company, and added claims seeking a declaratory judgment of invalidity and/or non-infringement of the `858 patent. On October 13, 2009, ICM, Inc. filed a complaint in the United States District Court (District of Kansas) in the matter captioned ICM, Inc. v. GS CleanTech Corporation and GreenShift Corporation, alleging unfair competition, interference with existing and prospective business and contractual relationships, and deceptive trade practices. ICM is also seeking declaratory judgment of invalidity and non-infringement of the `858 patent. On October 15, 2009, GS CleanTech filed a Notice of Filing First Amended Complaint for infringement of the `858 patent, along with a copy of the First Amended Complaint, which added ICM, Ace Ethanol, Lifeline Foods LLC and ten additional DOES as defendants in the case pending in the Southern District of New York. These matters were only recently commenced and Management is unable to characterize or evaluate the probability of any outcome at this time.

OTHER MATTERS

The Company's subsidiary, NextGen Fuel, Inc., is party to the matter entitled O'Brien & Gere Limited, et al v. NextGen Chemical Processors, Inc., et al., which action was filed in the Supreme Court of the State of New York. The verified complaint had sought performance of and damages relating to certain service and related agreements, plus attorney's fees and costs. This matter relates to the provision by plaintiffs of certain engineering services to NextGen Chemical Processors, Inc. ("NCP") during 2005 and 2006. NCP is owned by the former shareholders of the NextGen Fuel, Inc., subsidiary. On September 19, 2007, the Supreme Court of the State of New York dismissed a significant portion of O'Brien & Gere's complaint with prejudice, and on October 16, 2009 O'Brien & Gere dismissed GS AgriFuels and the Company from the suit with prejudice. Management does not believe that there is a reasonable possibility that the claims made against NextGen Fuel by the plaintiffs in this litigation indicate that a material loss has occurred. Accordingly, an estimate of loss cannot be determined at this time and therefore, no accrual has been made in connection with those claims.

The Company's GS AgriFuels subsidiary is party to the matter entitled GS AgriFuels Corporation v. Chaykin, et al. The action was filed in the Supreme Court of the State of New York, County of New York, on February 2, 2009. The Complaint seeks damages for defendants' fraudulent misrepresentations, tortious interference, breach of acquisition agreements and related claims relating to the sale by the defendants of the stock of Sustainable Systems, Inc.
("Culbertson") to GS AgriFuels, and arising from the disclosure by the defendants that Culbertson owned its Culbertson, Montana oilseed crushing facility when in fact Culbertson merely held the right to purchase the Montana facility at the time of the acquisition by GS AgriFuels; the failure to disclose by the defendants that Culbertson's right to purchase the Montana facility, as well as any investment made in the Montana facility, was subject to forfeiture within months of entering into the acquisition agreements with GS AgriFuels; and, the provision by the defendants of materially false financial statements. The defendants served a separate action entitled Max, et al. v. GS AgriFuels Corporation, et al. in the Montana Fourth Judicial District Court in response to GS AgriFuels' New York complaint. GS AgriFuels has petitioned for dismissal of the Montana action and three of the former shareholders of Culbertson, corresponding to about 64% of the former shareholders' prior ownership interest in Culbertson, have entered into settlement agreements pursuant to which GS AgriFuels has been released from all obligations under the relevant acquisition agreements and otherwise. Despite these settlements, Management is unable to evaluate the probability of an unfavorable outcome at this time. An estimate of loss cannot be determined and therefore, no accrual has been made in connection with this contingency, however, Carbonics Capital Corporation (see Note 6, Discontinued Operations, above) has assumed all rights and obligations of GS AgriFuels pertaining to this litigation. Carbonics is majority owned by the Company's majority shareholder, Viridis Capital, LLC.

As of September 30, 2009, the Company's subsidiary, NextGen Acquisition, Inc., was in default of its debt agreement with Stillwater Asset Backed Fund, LP. As of September 30, 2009, the Company is also in default of payments owed under the purchase agreement with Bollheimer Associates in the amount of $240,000, and intends to restructure the terms of the relevant agreement. The Company and its subsidiaries are party to numerous collections matters pertaining to outstanding accounts payable due to vendors. The Company is also involved in various collection matters for which vendors are seeking payment for services rendered and goods provided. These collection matters total $2,096,000.

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

13     SEGMENT INFORMATION

Segment information is presented in accordance with ASC 280, Segment Reporting. This standard is based on a management approach that designates the internal organization that is used by management for making operating decisions and assessing performance as the sources of the Company's reportable segments. Operating segments are defined as components of an enterprise about which financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision-making groups, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company's operations during the fiscal quarter ended September 30, 2009 are classified into two reportable business segments: Biofuel Production & Sales and Equipment & Technology Sales. Each of these segments is organized based upon the nature of products and services offered. The Company's remaining operations are aggregated and classified herein as Corporate. Summarized financial information about each segment is provided below:

Nine months                                                   Equipment &              Biofuel
Ended 9/30/09                                Corporate   Technology Sales   Production & Sales             Total
----------------------------------------------------------------------------------------------------------------
Total revenue                             $         --        $   349,706         $  2,610,795       $ 2,960,501
Cost of revenue                                133,929          1,000,456            1,690,252         2,824,636
                                          ------------         ----------         ------------       -----------
   Gross profit                              (133,929)          (650,751)              920,544           135,864
Operating expenses                             938,629            407,011           13,523,903        14,869,544
                                          ------------        -----------         ------------       -----------
   Income (loss) from operations           (1,072,558)        (1,057,762)         (12,603,359)      (14,733,679)
Other income (expense)                     (2,118,561)        (2,149,414)           (2,11,601)       (6,379,576)
                                          ------------        -----------         ------------       -----------
   Income (loss) before taxes              (3,191,119)        (3,207,176)         (14,714,960)      (21,113,255)
Non-Controlling interest                            --                 --                   --                --
                                          ------------        -----------         ------------       -----------
Taxes                                               --            402,398                 (51)           402,347
                                          ------------        -----------         ------------       -----------
Gain on sale of discontinued
Operations                                          --                 --           14,452,083        14,452,083
Net loss from discontinued operations     $         --        $        --         $(1,236,709)      $(1,236,709)
                                          ------------        -----------         ------------      ------------
Net loss                                  $(3,191,119)        $(2,804,778)        $(1,499,637)      $(7,495,534)
                                          ============        ============        ============      ============

Nine months                                                   Equipment &              Biofuel
Ended 9/30/08                                Corporate   Technology Sales   Production & Sales             Total
----------------------------------------------------------------------------------------------------------------
Total revenue                             $         --        $10,065,613         $  1,286,563       $11,352,176
Cost of revenue                                 83,968          5,097,031              641,447         5,827,446
                                          ------------        -----------         ------------       -----------
   Gross profit                               (83,968)          4,968,582              645,117         5,524,731
Operating expenses                           1,718,446          2,097,061              677,243         4,492,750
                                          ------------        -----------         ------------       -----------
   Income (loss) from operations           (1,807,414)          2,871,521             (32,126)         1,031,981
Other income (expense)                     (6,055,928)        (1,884,774)          (1,515,203)       (9,455,905)
                                          ------------        -----------         ------------       -----------
   Income (loss) before taxes              (7,863,342)            986,747          (1,547,330)       (8,423,925)
Noncontrolling interest                             --              8,908                   --             8,908
                                          ------------        -----------         ------------       -----------
Taxes                                          (4,094)            (1,944)              (2,192)           (8,230)
                                          ------------        -----------         ------------       -----------
Net loss from
    discontinued operations               $  (291,052)        $        --         $(3,114,859)      $(3,405,911)
                                          ------------        -----------         ------------      ------------
Net income (loss)                         $(8,158,488)        $   993,711         $(4,664,381)     $(11,829,158)
                                          ============        ===========         ============     =============

3 Months                                                      Equipment &              Biofuel
Ended 9/30/09                                Corporate   Technology Sales   Production & Sales             Total
----------------------------------------------------------------------------------------------------------------
Total revenue                             $         --        $    51,586         $    876,230       $   927,817
Cost of revenue                                133,929            147,376              548,944           830,249
                                          ------------        -----------         ------------       -----------
   Gross profit                              (133,929)           (95,789)              327,286            97,568
Operating expenses                             351,553             22,655              912,620         1,286,828
                                          ------------        -----------         ------------       -----------
   Income (loss) from operations             (485,482)          (118,445)            (585,334)       (1,189,260)
Other income (expense)                       (829,173)          (660,283)            (716,080)       (2,205,536)
                                          ------------        -----------         ------------       -----------
   Loss before taxes                       (1,314,655)          (778,727)          (1,301,414)       (3,394,796)
Taxes                                               --                 --                   --                --
                                          ------------        -----------         ------------       -----------
Gain on sale of discontinued operations             --                 --                   --                --
Income (loss) from discontinued operations $        --        $        --         $         --       $        --
                                           -----------        -----------         ------------       -----------
Net gain (loss) attributable to common
shareholders                              $(1,314,655)        $ (778,727)         $(1,301,414)      $(3,394,796)
                                          ============        ===========         ============      ============

Three Months                                                  Equipment &              Biofuel
Ended 9/30/08                                Corporate   Technology Sales   Production & Sales             Total
----------------------------------------------------------------------------------------------------------------
Total revenue                             $         --        $ 2,313,437         $    181,165       $ 2,494,602
Cost of revenue                                 45,308          1,918,717            (182,478)         1,781,547
                                          ------------        -----------         ------------       -----------
   Gross profit                               (45,308)          1,604,223              363,644           713,056
Operating expenses                           (593,071)          1,604,223              (3,835)         1,007,317
                                          ------------        -----------         ------------       -----------
   Income (loss) from operations               547,763        (1,209,503)            (367,479)         (294,261)
Other income (expense)                     (3,268,547)        (1,112,637)            (719,208)       (2,875,118)
                                          ------------        -----------         ------------       -----------
   Income (loss) before taxes              (2,720,784)           (96,866)            (351,730)       (3,169,380)
Non-controlling interest                            --            (8,229)                   --           (8,229)
                                          ------------        -----------         ------------       -----------
Taxes                                               --               2489                   --             2,489
                                          ------------        -----------         ------------       -----------
Gain (loss) from,
discontinued operations                      (291,052)                 --          (2,554,787)       (2,845,839)
Preferred dividends                                 --                 --                   --                --
Net gain (loss)                           $(3,011,836)        $ (101,606)         $  (351,730)      $(6,020,959)
                                          ============        ===========         ============      ============

14     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the nine months ending September 30, 2009 and 2008:
                                                                                        2009                2008
                                                                                ------------      --------------
     Cash paid during the year for the following:
       Interest                                                                 $         --      $           --
       Income taxes                                                                       --              22,486
                                                                                ------------      --------------
         Total                                                                  $         --      $       22,486
                                                                                ============      ==============
     Acquisition of Bollheimer & Associates with debt                                     --             320,000
     Stock issued for compensation                                                        --             336,833
     Reduction of convertible debentures from disposal
      of investment in GS EnviroServices                                                  --           2,000,000
     Reduction of related party debt and accrued interest from forgiveness                --           2,000,000
     Stock issued for conversion of debt                                           1,643,167                  --
     Acquisition of Biofuels Industries Group, LLC with debt                              --           9,000,000
     JMJ Financial convertible debenture                                             600,000                  --
     JMJ Financial note receivable                                                   500,000                  --
     MIF Debentures issued for $750,000 license fee
      intangibles and $300,000 prepayment                                          1,050,000                  --

15     RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC ("MIF") is party to certain convertible debentures issued by the Company (see Note 9, Debt and Purchase Obligations, above). The managing member of MIF is a relative of the Company's chairman.

Effective December 15, 2007, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (the "TAA") with Cantrell Winsness Technologies, LLC, David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the "Inventors") pursuant to which the parties amended and restated the method of calculating the purchase price for the Company's corn oil extraction technology (the "Technology"). The TAA, as amended, provides for the payment to the Inventors of a one-time license fee of $150,000 per system (a "System") built and commissioned based on the Technology plus an ongoing royalty of $0.10 per gallon of corn oil extracted with the Technology. The Company is required to sell, market, deploy or in any way cause the initiation of operations of a total of three Systems on or before December 31, 2008, a total of eight Systems on or before December 31, 2009, and an additional five Systems per year thereafter up to a total of eighteen Systems, at which point the Company has no continuing commercialization requirement. The ownership of the Technology is subject to reversion in the event that the Company fails to satisfy the commercialization requirements of the TAA or if the Company otherwise initiates bankruptcy proceedings. In any event of reversion, the Company shall retain the non-exclusive right to use the Technology. David Winsness and Greg Barlage are both members of the Company's board of directors and, respectively, the Company's Chief Technology Officer and Chief Operating Officer. For the nine months ended September 30, 2008, the Company incurred license fees of $750,000 (corresponding to technology licenses incurred on five Systems), royalty fees of $147,832 (corresponding to 1,478,320 gallons of corn oil), and the Company also prepaid license fees of $300,000 on two additional Systems. The license fees were capitalized with $133,929 being amortized and included in the Company's costs of sales for the nine months ended September 30, 2009. On July 1, 2009, the Company issued unsecured convertible debentures (collectively, the "TAA Debentures") to each of David Cantrell (in the amount of $787,205), David Winsness (in the amount of $251,103), Greg Barlage (in the amount of $267,445) and John W. Davis (in the amount of $255,964) in consideration for the full payment amounts due and/or accrued pursuant to the TAA (as well as accrued salaries of $85,587 and unreimbursed expenses of $128,298). The TAA Debentures were acquired by MIF in September 2009 (see Note 9, Debt and Purchase Obligations, above).

16     RESTATEMENT

The Company has restated its financial statements for the three and nine months ended September 30, 2008. Management's calculations relating to accounting for the impact of conversion features embedded in the Company's various derivative securities under ASC 480, Distinguishing Liabilities from Equity, increase by $4,522.

The Company also restated balances at December 31, 2008 to reflect the disposition of one of its subsidiaries ("Culbertson") to a company under common control (Carbonics Capital Corporation). The financial results of Culbertson have been omitted from the Company's results of operations for the three and nine months ended September 30, 2008 and 2009 and the December 31, 2008 balance sheet and statement of stockholder's equity have been restated as well. The change due to the disposition of Culbertson resulted in an increase of additional paid in capital of $2,783,484 as well as a decrease of retained earnings of $3,539,639.

In addition, the Company has reclassified certain obligations due to subsidiary shareholders that were presented as "Minority Interest" in prior financial statements to more properly classify these obligations as current liabilities, and reclassified the actual amount of noncontrolling interest in subsidiary capital as equity to conform to the adoption of ASC 810-10-45-16, Noncontrolling Interest in a Subsidiary.

The following shows the effect of the restatements on the financial statements:

                                                         12/31/08       12/31/08
Balance Sheets:                                       As reported    As restated
                                                      --------------------------
Line of credit                                        $10,000,000    $11,044,838
Convertible debentures, current                        11,665,309     11,792,387
Convertible debentures, related party                   1,512,325      1,900,333
Liability for derivative instruments                    3,869,771             --
Liability due to shareholders                                  --        932,328
Convertible debentures, net of current                 20,726,439     21,188,196
Minority interest                                         942,001             --
Additional paid-in capital                             83,774,424     76,878,929
Accumulated deficit                                 (146,432,325)  (136,932,585)
Non-controlling interest
   in subsidiary                                               --          9,673

                                                          9/30/08        9/30/08
Statements of Operations:                             As reported    As restated
                                                      --------------------------
Revenues                                             $         --    $        --
General and administrative expenses                            --             --
Bad debt expense                                               --             --
Gain on disposal of equipment                                  --             --
Other income (expense)                                         --             --
Change in fair value-derivatives                          319,829             --
Amortization of debt discount                           (3,157,312)  (1,569,576)
Conversion liabilities                                         --      (224,606)
Conversion liabilities - affiliate                             --             --

Loss from continuing operations                      (12,862,259)    (8,423,246)
Net income (loss)                                    (12,862,259)   (11,538,106)

Earnings (loss) per share:
Continuing operations                                $     (0.19)    $    (0.12)
Discontinued operations                              $         --    $    (0.05)
Total, basic and diluted                             $     (0.19)    $    (0.17)

                                                          9/30/08        9/30/08
Statements of Stockholders' Equity:                   As reported    As restated
                                                      --------------------------
Beginning balance, paid-in capital                     63,502,789     66,175,522
Write-off of derivative due to
   debt restructure                                     6,784,743             --
Net loss                                             (52,293,334)   (47,975,579)

                                                          9/30/08        9/30/08
Statements of Cash Flows:                             As reported    As restated
                                                      --------------------------
Net loss                                            $(12,862,259)  $(11,538,106)
Amortization of debt discount
  and deferred financing costs                          1,561,305      1,213,718
Change in fair value of derivatives                     (319,829)             --
Interest from conversion liabilities                           --        224,606

17       SUBSEQUENT EVENTS

COMMON STOCK ISSUANCES

Between October 1, 2009 and November 20, 2009, the Company issued a total of 2,414,643,653 common shares upon the conversion of $3,370,875 debt.

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

GreenShift's founding mission is to build value by using its technologies to catalyze disruptive environmental gain. GreenShift believes that the first, best and most cost-effective way to achieve this is to develop technology-driven economic incentives that motivate large groups of people and companies to make incremental environmental contributions that are collectively very significant. GreenShift's plan to achieve this goal is based on the extraction, beneficiation and refining of biomass-derived co-products that create value-added renewable energy production opportunities capable of shaving meaningful amounts of carbon and cost off of existing liquid fuel supply chains.

Since 2004, GreenShift has invented, developed and commercialized potent new cleantech that enables GreenShift and its clients to "drill" into the back-end of first generation corn ethanol plants to tap into a new reserve of inedible crude corn oil with an estimated industry-wide output of about 20 million barrels per year. This corn oil is a valuable second generation feedstock for use in the production of biodiesel and renewable diesel - advanced carbon-neutral liquid fuels, thereby enhancing total fuel production from corn and increasing ethanol plant profits.

GreenShift's patented and patent-pending Corn Oil Extraction Technologies are widely considered to be the quickest and best path for margin improvement for first generation corn ethanol producers today. GreenShift's extraction technologies increase biofuel yields per bushel of corn by 7% while reducing the energy and greenhouse gas (GHG) intensity of corn ethanol production by more than 21% and 29%, respectively.

These benefits correspond to increased ethanol producer income of about $0.12 per gallon of ethanol produced at current market prices, and can be realized for less than 10% of the capital cost of the host ethanol plant. No technologies have been developed for corn ethanol producers that begin to approach even a fraction of these results in the history of the ethanol industry.

Over 20% of the U.S. ethanol industry is using GreenShift's patented and patent-pending extraction technologies today. At full participation by the ethanol industry, GreenShift's commercially-available technologies can give way to the disruptive gains that GreenShift was founded to achieve by sustainably producing globally-meaningful quantities of new carbon-neutral liquid fuels for distribution through existing supply chains and combustion in our nation's boilers, generators and engines; displacing more than 20 million barrels per year of crude oil; saving up to 10 trillion cubic feet per year of natural gas; eliminating tens of millions of metric tons per year of greenhouse gas emissions; and infusing up to a billion dollars per year of cash flow into the corn ethanol industry - the foundation of North America's renewable fuel production capability.

GreenShift is focused today on supporting integration of its patented and patent-pending corn oil extraction technologies into as much of the ethanol fleet as possible. GreenShift also maintains its strong commitment to continued innovation and has many additional patents pending for its "Backend Fractionation" portfolio of strategically-compatible cleantech designed to continue pressing the corn ethanol industry into increased sustainability and global competitiveness.

We currently own four corn oil extraction facilities based on our patented and patent-pending corn oil extraction technologies that are located at our licensee's ethanol plants in Oshkosh, Wisconsin, Medina, New York, Marion, Indiana, and Riga, Michigan. We have installed one facility at another licensee's ethanol plant in Albion, Michigan under a modified version of our market offering where our licensee paid to build the extraction facility. We have also recently entered into an agreement to finance, build and commission two additional corn oil extraction facilities at a licensee ethanol plant in Lakota, Iowa. We have the long-term right (10 years or more) to buy the oil extracted from each facility in return for the use by each licensee of our patented and patent-pending corn oil extraction technologies. These facilities collectively are designed to extract in excess of 9 million gallons per year of inedible corn oil. We are currently focused on securing the capital resources we need to operate our existing facilities and to build new corn oil extraction facilities.

During the nine months ended September 30, 2009, we also owned a 10 million gallon per year biodiesel facility in Adrian, Michigan ("BIG") and an oilseed crush facility in Culbertson, Montana ("Culbertson"). These two facilities were idled during the first quarter 2009 due to a lack of working capital. The Company divested both of these facilities during the second quarter of 2009. The financial results of these subsidiaries have been presented as discontinued operations as and for the quarter ended September 30, 2009 (see Note 6,
Discontinued Operations). The Company's specialty equipment manufacturing operations were also idled during the nine months ended September 30, 2009. The Company intends to liquidate certain assets of this operation during the fourth quarter of 2009 and may scale this operation as needed to fulfill the Company's growth needs as it builds, installs and maintains its various corn oil extraction facilities.

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

We subsequently arranged for sufficient but costly bridge financing to cover essential overhead needs and we expect to be able to continue to rely on similar financing for the foreseeable future pending the resurrection of our working capital resources and the completion of sufficient new financing to restart our construction activities.

We were recently awarded two patents on for our corn oil extraction technologies from the U.S. Patent and Trademark Office. We believe that the issuance of our extraction patents, the strategic value of feedstock ownership, and other market circumstances have favorably shifted our market positioning and made available an increased array of options to fully capitalize the construction of our existing and planned new extraction facilities and the restructuring of our balance sheet. We are currently evaluating a number of opportunities in this regard.

Our plans for the balance of 2009 involve the following activities:

     >> Complete the financing necessary to return to positive cash flow and to build as many additional extraction facilities as possible as quickly as possible;

     >> Form strategic partnerships to accelerate and amplify execution of go-to-market strategy for corn oil extraction technologies, and to enhance the development of pilot and bench stage technologies; and,

     >> Reduce and/or restructure the substantial majority of our convertible and other debt raised during 2004-2007 to develop and commercialize our extraction and refining technologies.

Results of Operations

The following table sets forth, for the periods presented, revenues, expenses and net income in our condensed consolidated statement of operations, as well as other key financial and operating data:

                                                                  3 Months Ended September 30           9 Months Ended September 30
                                                               -------------------------------       -------------------------------
                                                                       2009               2008               2009               2008
                                                               ------------       ------------       ------------       ------------
Summary Statement of Operations:
Revenue ..................................................     $    927,817       $  2,494,602       $  2,960,501       $ 11,352,176
Cost of revenues .........................................          830,249          1,781,546          2,824,636          5,827,445
                                                               ------------       ------------       ------------       ------------
  Gross profit ...........................................           97,568            713,056            135,864          5,524,731

Operating expenses .......................................        1,286,828          1,007,317         14,869,543          4,492,750
                                                               ------------       ------------       ------------       ------------
   Income (loss) from operations .........................      (1,189,260)          (294,262)       (14,733,679)         1,031,980

Other income (expense),  net .............................      (2,205,536)        (2,875,118)        (6,379,576)        (9,455,906)
                                                               ------------       ------------       ------------       ------------
   Loss before noncontrolling interest and taxes .........      (3,394,796)        (3,169,380)       (21,113,255)        (8,423,925)

Noncontrolling interest in net loss of
 consolidated subsidiaries...............................             --                2,489               --                8,908
(Provision for) benefit from income taxes ................            --               (8,229)           402,347             (8,229)
Income from discontinued operations ......................            --           (2,554,787)        14,452,083         (3,114,859)
Preferred dividends ......................................             --                 --             (270,000)              --
                                                               ------------       ------------       ------------       ------------
   Net income (loss) .....................................    $ (3,394,796)      $ (5,729,907)      $ (7,765,533)      $(11,538,106)
                                                               ============       ============       ============       ============

Other financial data:
Net cash flows (used in) provided by operating activities              --                 --             (683,366)         4,120,528
Net cash flows (used in) provided by investing activities             --                 --           (1,130,618)       (10,379,875)
Net cash flow (used in) provided by financing activities .             --                 --            1,804,280          6,313,537
                                                               ------------       ------------       ------------       ------------
   Net (decrease) increase in cash and cash equivalents ..             --                 --               (9,704)            54,190

Operating data:
Corn oil extracted (gallons) .............................          589,988            459,030          1,710,339            906,055
Average gross price of corn oil sold per gallon ($) ......     $       1.84       $       3.06       $       1.50       $       2.84


Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues

Total revenues for the three months ended September 30, 2009 were $927,817 representing a decrease of 1,566,785, or 62.8%, over the three months ended September 30, 2008 revenues of $2,494,602. Revenue for the three months ended September 30, 2009 included $876,230 in biofuel sales and $51,586 in equipment and technology sales. In the comparable period of last year, our revenues were comprised of $774,027 from the sales of biofuels and $5,187,748 from sales of equipment and technology.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2009 were $830,249, or 89.5% of revenue compared to $1,781,546, or 71.4% of revenue for the same period in 2008. During the three months ended September 30, 2009, the Company's biofuel production costs of revenue were $548,944 as compared to $630,839 for the same period in 2008, and were attributable to costs associated with feedstock and other raw material purchases, transportation and maintenance. Cost of revenue for our equipment and technology sales business were $147,376 for the three months ended September 30, 2009 as compared to $1,865,908 for the same period in 2008.

Revenues in 2009 decreased due to the fact that the Company's biodiesel refinery and equipment manufacturing operations were shut down due to the unavailability of the working capital resources these operations require.

Included within cost of revenue is depreciation and amortization expense of $297,969 and $100,103 for the three months ended September 30, 2009, and 2008, respectively. Depreciation and amortization expense increased by $197,866 over the same period in 2008.

Gross Profit

Gross profit loss for three months ended September 30, 2009 was $97,568, representing a gross margin of 10.5%. This compared to gross profit of $713,056, representing a gross margin of 28.6%, from the comparable period in 2008.

Operating Expenses

Operating expenses for the three months ended September 30, 2009 were $1,286,828 compared to $1,007,317 for the same period in 2008. Included in the three months ended September 30, 2009 was $0 in stock-based compensation as compared to $33,176 for the three months ended September 30, 2008. The greatest increase in operating expenses, $396,822 in bad debt expense, was related to the accounts receivable due from BIG for equipment and corn oil provided by various subsidiaries of the Company. The Company has set up an allowance for bad debt for the total amount due.

Interest Expense

Interest expenses and financing costs for the three months ended September 30, 2009 were $2,019,355 and $1,588,899 for the three months ended September 30, 2008. Included in the three months ended September 30, 2009 was $1,567,185 of interest expense, consisting of $1,381,442 in accrued interest, $185,743 in accrued interest due to a related party, and $452,170 in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the three months ended September 30, 2009.

Amortization of note discount was $284,592 and $579,424, respectively for the three months ended September 30, 2009 and 2008.

Expenses Associated with Change in Convertible Liabilities

As of September 30, 2009, the Company had several convertible debentures due to YA Global Investments, LP. The Company accounted for the convertible debentures in accordance with FASB Accounting Standards Codification, Topic 105, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company's common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value. We recognize interest expense for the conversion liability which is added to the principal of the debenture. We also recognize interest expense for accretion of the conversion liability over the term of the note. The additional value for the conversion features of $452,170 for the three months ended September 30, 2009 have been recognized within other income (expense) as Changes in conversion liabilities in the accompanying financial statements, including $325,252 for related party debt.

Net Income or Loss

Net loss from continuing operations for the three months ended September 30, 2009, was $3,394,796 as compared to a loss of $3,175,120 from the same period in 2008. Gain for discontinued operations was $0 for the three months ended
September 30, 2009 as compared to $2,554,787 for the three months ended September 30, 2008. Net loss for the three months ended September 30, 2009, was $3,394,796 as compared to a loss of $5,729,907 from the same period in 2008.

The Company's net loss during the three months ended September 30, 2009 was $3,394,796, which is decreased from the $5,729,907 loss recorded in the same period of 2008. The primary reasons for net loss were the dramatic reduction in our operating activities as compared to 2008 and expenses attributable to past financing and restructuring activities. The income included the following non-cash items: amortization of debt discount and deferred financing fees of about $290,000, loss on conversion liabilities of $452,000, depreciation expenses of about $892,000, and accrued interest of about $1,500,000.

Nine months Ended September 30, 2009 Compared to Nine months Ended September 30, 2008

Revenues

Total revenues for the nine months ended September 30, 2009 were $2,960,501 representing a decrease of $8,391,675 , or 73.9%, over the nine months ended September 30, 2008 revenues of $11,352,176. Revenue for the nine months ended September 30, 2009 included $2,610,795 in biofuel sales and $349,706 in equipment and technology sales. In the comparable period of last year, our revenues were comprised of $1,286,563 from the sales of biofuels and $10,065,613 from sales of equipment and technology.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2009 were $3,740,708 or
126.4 % of revenue compared to $5,827,445, or 51.3% of revenue for the same period in 2008.

During the nine months ended September 30, 2009, the Company's biofuel production costs of revenue were $1,141,307 as compared to $823,925 for the same period in 2008, and were attributable to costs associated with feedstock and other raw material purchases, transportation and maintenance. Cost of revenue for our equipment and technology sales business were $853,081 for the nine months ended September 30, 2009 as compared to $3,178,314 for the same period in 2008.

Revenues in 2009 decreased due to the dramatic reduction in the Company's operating activities as compared to 2008 caused by the loss of previously committed sources of capital and the unavailability of the working capital resources these operations require.

Gross Profit

Gross profit for nine months ended September 30, 2009 was $135,864, representing a gross margin of 4.6%. This compared to $5,524,731, representing a gross margin of 48.7% in the comparable period of the prior year.

Operating Expenses

Operating expenses for the nine months ended September 30, 2009 were $14,869,543 compared to $4,492,750 for the same period in 2008. Included in the nine months ended September 30, 2009 was $0 in stock-based compensation as compared to $370,009 for the nine months ended September 30, 2008. The greatest increase in operating expenses, $4,712,026 in bad debt expense, was related to the accounts receivable due from BIG for equipment and corn oil provided by various subsidiaries of the Company. The Company has set up an allowance for bad debt for the total amount due. Included within operating expenses is depreciation and amortization expense of $890,039 and $100,103 for the nine months ended September 30, 2009, and 2008, respectively. Depreciation and amortization expense increased by $789,936 over the same period in 2008.

Interest Expense

Interest expenses and financing costs for the nine months ended September 30, 2009 were $5,899,219 and $4,485,334 for the nine months ended September 30, 2008. Included in the nine months ended September 30, 2009 was $4,624,110 of interest expense, consisting of $4,351,582 in accrued interest, $272,528 in accrued interest due to a related party, and $1,275,109 in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the nine months ended September 30, 2009.

Amortization of deferred financing costs and debt discounts was $671,389 and $1,569,576, respectively.

Expenses Associated with Change in Convertible Liabilities

As of September 30, 2009, the Company had several convertible debentures due to YA Global Investments, LP. The Company accounted for the convertible debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company's common shares. We calculate the fair value of the conversion feature at the time of issuance and record a conversion liability for the calculated value. We recognize interest expense for the conversion liability which is added to the principal of the debenture. We also recognize interest expense for accretion of the conversion liability over the term of the note. The additional value for the conversion features of $1275,109 for the nine months ended September 30, 2009 have been recognized within other income (expense) as Changes in conversion liabilities in the accompanying financial statements, including $451,807 for related party debt.

Net Income or Loss

Net loss from continuing operations for the nine months ended September 30, 2009, was $20,710,907 as compared to a loss of $8,423,246 from the same period in 2008. Gain for discontinued operations was $13,215,374 for the nine months ended September 30, 2009 as compared to a loss of $3,114,859 for the nine months ended September 30, 2008. Net loss for the nine months ended September 30, 2009, was $7,765,533 as compared to a loss of $11,538,106 from the same period in 2008.

The Company's net loss during the nine months ended September 30, 2009 was $7,765,533, which is increased from the $11,538,106 loss recorded in the same period of 2008. The primary reasons for the magnitude of this net loss were the dramatic reduction in our operating activities as compared to 2008 and expenses attributable to past financing and restructuring activities. The loss also included the following non-cash items: impairment charges relating to the Biofuels Industries, LLC subsidiary of about $7,300,000, amortization of debt discount and deferred financing fees of about $194,000, loss on conversion liabilities of $1,200,000, depreciation expenses of about $890,000, and, accrued interest of about $4,600,000.

LIQUIDITY AND CAPITAL RESOURCES

Current and Prior Year Activity

The Company had no cash as of September 30, 2009. Our primary sources of liquidity are cash generated from proceeds from issuance of debt and common stock. For the nine months ended September 30, 2009, cash provided by financing activities was $1,804,280.

Our financial position and liquidity are, and will be, influenced by a variety of factors, including our ability to properly capitalize our operating and construction activities, our ability to generate cash flows from our operations, and the level of our outstanding indebtedness and the interest we are obligated to pay on this indebtedness.

The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At September 30, 2009, accounts receivable, net of allowance for doubtful accounts, totaled $173,079 and inventories totaled $616,056. Accounts payable and accrued expenses totaled $14,002,480.

For the nine months ended September 30, 2009, we used $683,366 in investing activities as compared to $4,120,528 provided by investing activities for the nine months ended September 30, 2008, and financing activities provided $1,130,618 in cash as compared to $10,379,875 in cash provided by financing activities during the nine months ended September 30, 2008.

The Company had a working capital deficit of $66,705,102 at September 30, 2009, which includes convertible debentures and line of credit totaling $30,219,765, accrued interest payable of $8,626,962, related party convertible debentures of $5,219,438, related party debt of $39,000, $3,979,437 in purchase obligations and $9,673 in minority interest obligations associated with inactive subsidiaries. The Company's working capital deficit net of these amounts is $18,598,328.

Despite their classification as current liabilities, current convertible debentures, line of credit and accrued interest ($38,846,727) are not serviceable out of the Company's cash flows (the terms of the convertible debt require repayment in shares of either GreenShift Corporation or GS AgriFuels Corporation common stock). The purchase obligations ($3,979,437), to the extent due, are tied to the earnings of the Company's equipment sales business and can only be serviced after the Company's senior secured debt has been serviced.

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

During the nine months ended September 30, 2009, management determined to change its policies for accounting of the derivative securities that the Company has issued. While the Company has restated the financial statements in this Report to conform with this new policy, the use of the Company's long-standing prior policy for accounting of the Company's derivative securities was not itself due to any inadequacy in the Company's controls. However, because the Company did not have a sufficient number of personnel with an appropriate level of knowledge of and experience in generally accepted accounting principles in the United States of America (U.S. GAAP) that are appropriate to the Company's financial reporting requirements, the Company's controls and procedures were ineffective as of September 30, 2009.

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

On October 13, 2009, the U.S. Patent and Trademark Office issued U.S. Patent No. 7,601,858, titled "Method of Processing Ethanol Byproducts and Related
Subsystems" (the '858 Patent) to GS CleanTech Corporation, a wholly-owned subsidiary of GreenShift Corporation. On October 27, 2009, the U.S. Patent and Trademark Office issued U.S. Patent No. 7,608,729, titled "Method of Freeing the Bound Oil Present in Whole Stillage and Thin Stillage" (the '729 Patent) to GS CleanTech. Both the `858 Patent and the `729 Patent relate to the Company's corn oil extraction technologies. On October 13, 2009, GS CleanTech filed a legal action in the United States District Court (Southern District of New York) captioned GS CleanTech Corporation v. GEA Westfalia Separator, Inc.; and DOES 1-20, alleging infringement of the `858 Patent. On October 13, 2009, GreenShift filed a Motion to Dismiss with the same court relative to a separate complaint filed previously by Westfalia alleging (1) false advertising in violation of the Lanham Act ss. 43(a); (2) deceptive trade practices and false advertising in violation of New York General Business Law ss.ss. 349, 350 and 350-a; and (3) common law unfair competition. On October 13, 2009, Westfalia filed its First Amended Complaint in the matter captioned GEA Westfalia Separator, Inc. and Ace Ethanol, LLC v. GreenShift Corporation, which complaint included Ace Ethanol, an ethanol production company, and added claims seeking a declaratory judgment of invalidity and/or non-infringement of the `858 patent. On October 13, 2009, ICM, Inc. filed a complaint in the United States District Court (District of Kansas) in the matter captioned ICM, Inc. v. GS CleanTech Corporation and GreenShift Corporation, alleging unfair competition, interference with existing and prospective business and contractual relationships, and deceptive trade practices. ICM is also seeking declaratory judgment of invalidity and non-infringement of the `858 patent. On October 15, 2009, GS CleanTech filed a Notice of Filing First Amended Complaint for infringement of the `858 patent, along with a copy of the First Amended Complaint, which added ICM, Ace Ethanol, Lifeline Foods LLC and ten additional DOES as defendants in the case pending in the Southern District of New York. These matters were only recently commenced and Management is unable to characterize or evaluate the probability of any outcome at this time.

The Company's subsidiary, NextGen Fuel, Inc., is party to the matter entitled O'Brien & Gere Limited, et al v. NextGen Chemical Processors, Inc., et al., which action was filed in the Supreme Court of the State of New York. The verified complaint had sought performance of and damages relating to certain service and related agreements, plus attorney's fees and costs. This matter relates to the provision by plaintiffs of certain engineering services to NextGen Chemical Processors, Inc. ("NCP") during 2005 and 2006. NCP is owned by the former shareholders of the NextGen Fuel, Inc., subsidiary. On September 19, 2007, the Supreme Court of the State of New York dismissed a significant portion of O'Brien & Gere's complaint with prejudice, and on October 16, 2009 O'Brien & Gere dismissed GS AgriFuels and the Company from the suit with prejudice. Management does not believe that there is a reasonable possibility that the claims made against NextGen Fuel by the plaintiffs in this litigation indicate that a material loss has occurred. Accordingly, an estimate of loss cannot be determined at this time and therefore, no accrual has been made in connection with those claims.

The Company's GS AgriFuels subsidiary is party to the matter entitled GS AgriFuels Corporation v. Chaykin, et al. The action was filed in the Supreme Court of the State of New York, County of New York, on February 2, 2009. The Complaint seeks damages for defendants' fraudulent misrepresentations, tortious interference, breach of acquisition agreements and related claims relating to the sale by the defendants of the stock of Sustainable Systems, Inc.
("Culbertson") to GS AgriFuels, and arising from the disclosure by the defendants that Culbertson owned its Culbertson, Montana oilseed crushing facility when in fact Culbertson merely held the right to purchase the Montana facility at the time of the acquisition by GS AgriFuels; the failure to disclose by the defendants that Culbertson's right to purchase the Montana facility, as well as any investment made in the Montana facility, was subject to forfeiture within months of entering into the acquisition agreements with GS AgriFuels; and, the provision by the defendants of materially false financial statements. The defendants served a separate action entitled Max, et al. v. GS AgriFuels Corporation, et al. in the Montana Fourth Judicial District Court in response to GS AgriFuels' New York complaint. GS AgriFuels has petitioned for dismissal of the Montana action and three of the former shareholders of Culbertson, corresponding to about 64% of the former shareholders' prior ownership interest in Culbertson, have entered into settlement agreements pursuant to which GS AgriFuels has been released from all obligations under the relevant acquisition agreements and otherwise. Despite these settlements, Management is unable to evaluate the probability of an unfavorable outcome at this time. An estimate of loss cannot be determined and therefore, no accrual has been made in connection with this contingency, however, Carbonics Capital Corporation (see Note 6, Discontinued Operations, above) has assumed all rights and obligations of GS AgriFuels pertaining to this litigation. Carbonics is majority owned by the Company's majority shareholder, Viridis Capital, LLC.

ITEM 1A    RISK FACTORS

There was no material change to the risk factors recited in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time during the nine months ended September 30, 2009, the Company issued a total of 582,942,436 shares to the Company's various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $1,597,804. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity's own account. There were no underwriters.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2009, the Company was in technical default of certain senior secured debt due to YA Global Investments, L.P. ("YAGI"), which default was due to the failure of the CleanBioenergy Partners, LLC financing to close as explained more fully in Note 11 to the Company's Condensed Financial Statements for the quarter ended September 30, 2009. The Company intends to cure this default and restructure its debt due to YAGI during 2009.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5     OTHER INFORMATION

None.

ITEM 6   EXHIBITS

The following are exhibits filed as part of GreenShift's Form 10Q for the quarter ended September 30, 2009:

INDEX TO EXHIBITS

Exhibit
Number                     Description
--------------------------------------------------------------------------------
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


Date:         November 24, 2009