Form 10-K
period 2009-12-31
GREENSHIFT CORP
filed 2010-04-15
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K
_________________________

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

COMMISSION FILE NO.: 0-50469

GREENSHIFT CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware	20-3148296
(State of other jurisdiction of	(IRS Employer
incorporation or organization	Identification No.)

One Penn Plaza, Suite 1612, New York, NY	10119
(Address of principal executive offices)	(Zip Code)
(212) 994-5374
(Registrant’s telephone number)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes __ No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ___    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer___ Small reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

As of June 30, 2009 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $2,300,000.

As of April 15, 2010, there were 10,786,612,055 shares of common stock outstanding.

GREENSHIFT CORPORATION
ANNUAL REPORT ON FORM 10K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

Part 1		Page No.
Item 1	Business
Item 1A	Risk Factors
Item 2	Description of Properties
Item 3	Legal Proceedings

Part II
Item 4	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Item 5	Selected Financial Data
Item 6	Management’s Discussion and Analysis
Item7	Financial Statements and Supplementary Data
Item 8	Changes and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A	Controls and Procedures

Part III
Item 9	Directors, Executive Officers and Corporate Governance
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Item 12	Certain Relationships and Related Transactions and Director Independence
Item 13	Principal Accountant Fees and Services

Part IV
Item 14	Exhibits and Financial Statements Schedules

Signatures

PART I

Basis of Presentation

In this Annual Report on Form 10-K, the terms “we,” “our,” “us,”  “GreenShift,” or the “Company” refer to GreenShift Corporation, and its subsidiaries on a consolidated basis. The term “GreenShift Corporation” refers to GreenShift Corporation on a standalone basis only, and not its subsidiaries.

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

Forward Looking Statements

We make certain forward-looking statements in this Annual Report on Form 10-K and in the documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

➢	the volatility and uncertainty of commodity prices;
➢	operational disruptions at our facilities;
➢	the costs and business risks associated with developing new products and entering new markets;
➢	our ability to locate and integrate future acquisitions;
➢	our ability to develop our corn oil extraction and biodiesel production facilities;
➢	the effects of other mergers and consolidations in the biofuels industry and unexpected announcements or developments from others in the biofuels industry;
➢	the impact of new, emerging and competing technologies on our business;
➢
the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes or other external factors over which they have no control, including changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;

➢	our reliance on key management personnel;
➢	limitations and restrictions contained in the instruments and agreements governing our indebtedness;
➢	our ability to raise additional capital and secure additional financing;
➢	our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and
➢	other risks referenced from time to time in our filings with the SEC and those factors listed in this Form 10K under Item 1A, Risks Factors.
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
OVERVIEW

GreenShift Corporation (“we,” “our,” “us,”  “GreenShift,” or the “Company”) develops and commercializes clean technologies designed to integrate into and leverage established production and distribution infrastructure to address the financial and environmental needs of our clients by decreasing raw material needs, facilitating co-product reuse, and reducing waste and emissions.

GreenShift’s founding mission is to build value by using its technologies to catalyze disruptive environmental gain. GreenShift believes that the first, best and most cost-effective way to achieve this is to develop technology-driven economic incentives that motivate large groups of people and companies to make incremental environmental contributions that are collectively very significant. GreenShift’s plan to achieve this goal is based on the extraction, beneficiation and refining of biomass-derived co-products that create value-added renewable energy production opportunities capable of shaving meaningful amounts of carbon and cost off of existing liquid fuel supply chains.

Since 2004, GreenShift has invented, developed and commercialized potent new cleantech that enables GreenShift and its clients to “drill” into the back-end of first generation corn ethanol plants to tap into a new reserve of inedible crude corn oil with an estimated industry-wide output of more than 16 million barrels per year.  This corn oil is a valuable second generation feedstock for use in the production of biodiesel and renewable diesel – advanced carbon-neutral liquid fuels, thereby enhancing total fuel production from corn and increasing ethanol plant profits.

GreenShift’s patented and patent-pending corn oil extraction technologies are widely considered to be the quickest and best path for margin improvement for first generation corn ethanol producers today. GreenShift’s extraction technologies increase biofuel yields per bushel of corn while reducing the energy and greenhouse gas (“GHG”) intensity of corn ethanol production. These benefits correspond to increased ethanol producer income of more than $0.08 per gallon of ethanol produced at current market prices. No technologies have been developed for corn ethanol producers that begin to approach these results in the history of the ethanol industry.

Over 20% of the U.S. ethanol industry is using GreenShift’s patented and patent-pending extraction technologies today. In February 2010, the U.S. Environmental Protection Agency published its estimate that 70% of the U.S. ethanol industry will use corn oil extraction technology to produce 40% of America’s biodiesel feedstock by 2022. At this level of penetration, GreenShift’s commercially-available technologies can give way to the disruptive gains that GreenShift was founded to achieve by sustainably producing globally-meaningful quantities of new carbon-neutral liquid fuels for distribution through existing supply chains and combustion in our nation's boilers, generators and engines; displacing more than 16 million barrels per year of crude oil; saving trillions of cubic feet per year of natural gas; eliminating tens of millions of metric tons per year of greenhouse gas emissions; and infusing up to a billion dollars per year of cash flow into the corn ethanol industry - the foundation of North America’s renewable fuel production capability.

GreenShift generates revenue by licensing its technologies to ethanol producers. GreenShift is focused today on supporting integration of its patented and patent-pending corn oil extraction technologies into as much of the ethanol fleet as possible. GreenShift also maintains its strong commitment to continued innovation and has many additional patents pending for its “Backend Fractionation” portfolio of strategically-compatible cleantech designed to continue pressing the corn ethanol industry into increased sustainability and global competitiveness.

INDUSTRY OVERVIEW

The Ethanol Production Industry

Ethanol is a clean-burning, high-octane fuel that is produced from the fermentation of carbohydrates such as grains, starches and sugars. Ethanol is produced primarily from corn in the U.S. It is used primarily as a gasoline additive to increase octane rating and to comply with air emissions regulations by reducing emissions of carbon monoxide and nitrogen oxide. According to the RFA, ethanol is blended into more than 50% of the gasoline sold in the U.S.  Fuel blended with up to 10% ethanol, also referred to as E10 fuel, is approved for use by major motor vehicle manufacturers and is often recommended as a result of ethanol’s clean burning characteristics. Ethanol comprises up to 85% of E85 fuel, which currently represents a relatively small portion of the U.S. gasoline supply. Approximately six million vehicles out of more than 200 million vehicles in the United States today are Flexible Fuel Vehicles, or FFVs, capable of using E85 fuel.

The ethanol industry has grown significantly over the past several years, with production increasing from about 175 million gallons in 1980, to about 3.4 billion gallons in 2004, to about 10.8 billion gallons in 2009 according to the Renewable Fuels Association (“RFA”). Despite the impact of recent volatility in the commodity markets, we believe that ethanol will continue to experience increased demand in the United States as there remains a focus on reducing reliance on petroleum-based transportation fuels due to high and volatile oil prices, environmental concerns, and energy independence and national security concerns. Also, according to the U.S. Energy Information Administration, ethanol blends accounted for about 8% of the U.S. gasoline supply during 2009. We believe ethanol’s environmental benefits, ability to improve gasoline performance, fuel supply extender capabilities, attractive production economics and favorable government incentives could enable ethanol to comprise an increasingly larger portion of the U.S. liquid fuel supply as more fully described below:

➢
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

➢
Blending Benefits. Ethanol has an octane rating of 113, and is added to gasoline to raise the octane level of gasoline. Unblended gasoline typically has a base octane level of approximately 84. Typical gasoline and ethanol blends (up to E10) have octane ratings ranging from 87 to 93. Higher octane gasoline has the benefit of reducing engine knocking. Gasoline with higher octane typically has been sold at a higher price per gallon than lower octane gasoline. In March 2009, an ethanol industry trade association and 54 ethanol producers requested that the U.S. Environmental Protection Agency (“EPA”) approve the use of up to 15% ethanol blended with gasoline. The EPA has not yet granted the requested waiver although it has indicated that increasing the allowable percentage of ethanol blended in the U.S. gasoline supply could be an important step towards the long-term introduction of more renewable fuels into the transportation sector. We believe that increasing the ethanol blended in the domestic gasoline supply could have a positive impact on the demand for ethanol. We further believe that the costs ethanol producers incur in producing a gallon of ethanol currently are lower than the costs refiners incur in producing a gallon of petroleum-based gasoline. Ethanol’s favorable production economics are further enhanced by the blender’s tax credit, which can be captured by refiners or passed on to consumers for a benefit of $0.45 per gallon of ethanol.

➢
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

➢
Use Mandates. In addition to the blender’s tax credit, the growth in ethanol usage has also been supported by legislative requirements dictating the use of renewable fuels, including ethanol. The Energy Independence and Security Act of 2007, confirmed by the EPA regulations on the Renewable Fuel Standard, or RFS2, issued on February 3, 2010 mandated a minimum usage of corn-derived renewable fuels of 10.5 billion gallons in 2009 and 12.0 billion gallons in 2010. The upper mandate for corn-based ethanol is 15.0 billion gallons by 2015.

➢
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

The profitability of an ethanol producer depends principally on the spread between ethanol and corn prices. The price of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices. Increasing domestic ethanol capacity could boost the demand for corn and result in increased corn prices. In 2008, U.S. farmers produced 12.1 billion bushels of corn. Many analysts predict that the U.S. ethanol fleet will get approximately 3.3 billion bushels and produce about 9.1 billion gallons. While this amount is less than the 2009 RFS, the RFS was satisfied through a mixture of 2009 production, imports and trading of residual 2007 and 2008 Renewable Identification Numbers.

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

Entry of Cellulosic Ethanol Technologies

A number of companies are actively commercializing technologies that utilize new feedstocks in addition to corn and other grains. These cellulosic feedstocks include wood, grasses, corn stover and municipal solid waste, are found in abundance and present valuable opportunities to increase domestic ethanol production. While facilities based on fully commercialized cellulosic ethanol technologies would produce ethanol that would compete with corn ethanol, the RFS2 mandates use of 6.5 million gallons of cellulosic ethanol in 2010 in addition to 12 billion gallons of corn ethanol. This amount increases to 16 billion gallons of cellulosic ethanol per year by 2022, for a total of 31 billion gallons of ethanol when combined with the 15 billion gallon maximum corn ethanol production required by the RFS2. We believe that the path to cellulosic ethanol is through the corn ethanol industry; that integration of cellulosic ethanol technologies into the existing first generation corn ethanol fleet can be far more successful than building and scaling stand-alone cellulosic infrastructure.

COMPETITIVE STRENGTHS

GreenShift targets and eliminates production inefficiencies by developing and deploying new technologies for its clients. Efficiency improvements are vital to the evolution of the still young ethanol industry and the ability of producers to maintain and enhance their competitive standing.

GreenShift’s patented and patent-pending corn oil extraction technologies are proven to deliver increased profit, reduced energy costs, a smaller carbon footprint, and lower risk to ethanol producers. These benefits provide ethanol producers with a significant competitive advantage that reduces their exposure to market risk. As an example, more than 20% of all U.S. ethanol facilities ceased operations during 2008 and 2009 due to financial stress. Of these, we estimate that only 1 plant had corn oil extraction installed. Conversely, we estimate that more than an additional 35 plants were using our extraction technology during this same timeframe and, to our knowledge, only 1 of these plants ceased operations.

Corn Oil Extraction Technology

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

GreenShift’s patented and patent-pending extraction technologies intercept the flow of the whole stillage at various points downstream of the distillation equipment and before the rotary dryer. We condition the stillage, extract the oil, and return the flow back to the ethanol producer for drying and grain production. The extracted oil is then stored and shipped for refining.

We designed our technologies to extract oil in a way that decreases the ethanol facility’s utility costs. All interconnections are plug-and-play and our skid-mounted extraction facilities are capable of rapid installation or demobilization. Our extraction facilities are fully automated and are designed to integrate into our client’s computer control systems. We do not maintain any employees at our extraction facilities. Instead, routine maintenance and ongoing operations are handled by our clients in coordination with our staff, which has the ability to troubleshoot and operate each of our facilities remotely.

We have demonstrated oil extraction yields exceeding 6.5 gallons for every 100 gallons of ethanol produced. Yields, however, will vary from one ethanol producer to the next and are primarily dependent on the design and operational efficiency of our clients’ facilities. Our extraction technologies are robust and can be designed to cost-effectively absorb these variances after installation by optimizing performance to the conditions of each client.

Significant Demand for Our Patented Corn Oil Extraction Technologies

Unprecedented volatility in the commodity markets during 2008 increased the strain on the liquidity of ethanol producers as conventional hedging strategies and a rapid precipitous drop in commodity prices caused many producers to burn cash and either scale-back or suspend production. While market conditions improved during the latter half of 2009 for ethanol producers, the recent volatility and strain on ethanol producers demonstrated that efficiency improvements are not just about maximizing profit, but rather about insulating a producer’s ability to continue to operate and survive with negative movement in the commodity markets.

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

There are currently no technologies available to corn ethanol producers that give them anything approaching the degree of competitive advantage made possible by our extraction technologies. Our patented corn oil extraction technologies were featured prominently in the final rule for the expanded Renewable Fuel Standard (RFS2) published by the U.S. Environmental Protection Agency (“EPA”) on February 3, 2010.

EPA, under the Energy Independence and Security Act of 2007 (EISA), is responsible for implementing regulations to ensure that transportation fuel sold in the United States contains a minimum of 36 billion gallons of renewable fuels per year by 2022. In its Regulatory Impact Analysis and responses to comments that were submitted on the development of the RFS2, the EPA highlights the key role that it expects corn oil extraction will play in the evolution of the U.S. renewable fuels industry, stating its belief that 70% of the U.S. corn ethanol industry will use backend corn oil extraction technology to produce 40% of America’s biodiesel feedstock by 2022.

Key Highlights of EPA’s Regulatory Impact Analysis

➢
Reduced Carbon – According to the EPA’s analysis, use of corn oil extraction is expected to reduce lifecycle GHG emissions of corn ethanol by about 18%, or by about 4.5 million tons per year of carbon industry-wide at the EPA’s estimated 70% penetration rate, the highest reduction of any of the advanced technologies cited by the EPA.

➢
Reduced Energy – Since corn oil is an insulator, removing it improves the heating efficiency and reduces the energy demand of corn ethanol. The EPA projected reductions in thermal energy use of 5.4% due to use of corn oil extraction technology. While GreenShift believes the energy savings are substantially greater, the EPA’s estimate corresponds to industry-wide savings of about $160 million per year at current market prices at the 70% penetration rate projected by the EPA. Removal of corn oil from the distillers grain also improves flowability and drying efficiency, which reduces co-product handling and shipping costs.

➢
Increased Profitability – Use of corn oil extraction increases co-product revenues in addition to reducing production costs. The EPA estimated that ethanol producers using backend corn oil extraction technology can increase their profit by about $0.079 per gallon of ethanol produced.

➢
Compliance with RFS2 – The EPA concluded that “based on our final rulemaking analysis we have found that corn ethanol, including advanced technologies such as corn oil extraction/fractionation, reduces GHG emissions by more than the 20% threshold required for renewable fuels.”

➢
Vital New Biofuel Feedstock – The EPA estimated corn oil will be “a significant contributor to the biodiesel volume required by the RFS2 rule,” projecting that “low-grade corn oil extracted from dry mill ethanol production” will be used in 2022 to supply feedstock for 40% of the total annual U.S. output of biodiesel. This equates to 680,000,000 gallons or about 5.2 billion pounds per year of inedible corn oil feedstock with a current market price of about $0.25 per pound.

Other key benefits include:

➢
Decreased Risk. Tightened spreads between ethanol and corn prices translate to decreased operating cash flows. This, in turn, will negatively impact the overall risk profile and ongoing debt service and fund-raising capabilities of corn ethanol producers. The value of the corn oil produced and the energy saved by our technologies are not tied to corn or ethanol prices. Thus, by installing our patented and patent-pending extraction technologies, participating ethanol producers can increase their cash flows to provide a powerful ability to offset commodity risk in difficult markets.

➢
Enhanced Feed. Corn oil removal improves distillers grain marketability and protein inclusion rates by reducing fat content and enhancing digestibility. There is evidence that improved digestibility also reduces the amount of methane, a potent greenhouse gas, emitted from enteric fermentation.

We believe that the prevailing conditions in the corn ethanol industry and the benefits presented by our extraction technologies combine to establish high levels of demand for our corn oil extraction technology.

CleanTech Portfolio

In addition to our patented and patent-pending extraction technologies, we have developed an entire portfolio of innovative biological, chemical and physical technologies with a view towards shifting the U.S. corn ethanol complex into increased financial and environmental sustainability. Our portfolio of Backend Fractionation™ technologies is designed to leverage our existing extraction platform while facilitating the following key goals:

➢	Increase the net energy balance of biofuel derived from corn;
➢	Increase profitability of corn ethanol;
➢	Decrease amount of petroleum burned to make corn derived biofuel;
➢	Increase nutritional content of corn ethanol co-products;
➢	Convert the carbon dioxide emitted from corn ethanol production into liquid fuels and other products;
➢	Diversify the biomass mix accepted and produced by corn ethanol facilities;
➢	Decrease the commodity and financial risk profile of corn ethanol;
➢	Standardize corn-friendly cellulosic technology by building on the existing corn ethanol complex; and,
➢	Enhance the competitive positioning of corn ethanol in the domestic and global markets.
Our Backend Fractionation™ portfolio includes the following technologies:

Technology                                                                      Function                                       Status
Corn Oil Extraction                                                                                                                                         Extraction of corn oil from distillers grain                                   Commercially Available
Integral Refining                                                                   Integrated refining upgrade for corn oil extraction facilitiesCommercially              Available
Energy & Water Recovery                                  Increases energy recovery and water removal during evaporation                                                               Pilot Stage
Distillers Dried Solubles (DDS)                                  Dehydrates defatted syrup into high value feed & biopolymer                                                                    Pilot Stage
Protein Concentration & Recovery                                  Fractionates distillers grains into HighPro and LowPro Products                                                                 Pilot Stage
Method III – Cellulosic Oil™                                  Oleaginous microbes convert biomass into lipids and protein                                                                       Bench Stage
CO2 Recycling                                                                        Reform exhaust carbon dioxide into natural gas and liquid fuels                                                                       Bench Stage

COMPETITION

Front End Oil Extraction

Conventional varieties of corn have an average fat content of about 3.6%. This fat can either be extracted at the front or the back of an ethanol plant in the form of corn oil. Our patented and patent-pending oil extraction technologies remove the oil at the back of the plant.

Front end separation (fractionation) mechanically separates raw corn into components that can then be processed separately to produce higher value co-products in addition to ethanol. This strips non-fermentable materials from the process flow upstream of fermentation, which increases the overall production capacity of the plant while decreasing energy demand and reducing enzyme utilization. The process also produces a food-grade corn oil that can be sold in selected markets at a premium to the inedible corn oil produced by backend extraction.

According to the EPA’s February 3, 2010 Regulatory Impact Analysis, “while the production capacity of the plant increases with the addition of dry fractionation, the amount of corn used to produce a gallon of ethanol increases by approximately 2-3% due to starch loss in the fractionation process. … The starch losses associated with dry fractionation do not occur with [backend] corn oil extraction as the whole kernel still goes through the fermentation process.” In addition, front end fractionation is very capital intensive – up to four or more times the capital cost of our backend oil extraction technologies.  Consequently, whereas the EPA projected that 70% of the ethanol industry will use backend extraction technology by 2022, the EPA estimated that only about 20% of the industry will use front end separation technology.

Our view is that front end fractionation is a good concept, but that retrofitting the front end of the dry mill process introduces unnecessary risk and is just not practical. Interrupting the flow of starch is not the answer; there are cheaper, intrinsically better ways of getting more out of starch that do not risk the host facility’s ability to produce ethanol. The cheaper, better, safer path is to intercept, streamline and upgrade the co-product flow at the back end – after the ethanol has been removed and sold. This is a key principle of our Backend Fractionation™ technology development strategy.

Equipment Suppliers

A number of equipment suppliers offer components designed to implement our patented and patent-pending corn oil extraction technologies. Some of these suppliers have reported selling equipment to an estimated 35-40 ethanol plants for use in a manner which infringes our patented extraction technologies.

Executing a business model based on licensing requires us to invest in the protection of our intellectual property rights and the prosecution of infringement. We believe that litigation will be necessary, not to disrupt the availability of corn oil extraction technology, but rather to maximize its use by as many producers as possible on fair terms, to deter infringement, and to ensure that we receive reasonable compensation for our proprietary technologies. We have initiated several infringement actions in this regard involving some of the above suppliers and ethanol producers (see Note 17 to Financial Statements, Commitments and Contingencies, below).

BUSINESS STRATEGY

Increase Sales

Given the nature of our competitive advantages, the highest and best use of our resources and our primary objective is to integration of its patented and patent-pending corn oil extraction technologies into as much of the ethanol fleet as possible, as quickly as possible. Key goals for 2010 include execution of new corn oil extraction license agreements with ethanol producers with an aggregate capacity of at least 1 billion gallons per year of ethanol (initially corresponding to between 10,000,000 and 15,000,000 gallons of extracted oil per year), and to achieve profitability by the end of 2010.

Reduce Debt

We have historically raised capital in the form of convertible debt that was structured in ways that were favorable from a cash flow perspective and less favorable from an equity perspective. Our ability to meet the debt service requirements of this financing by issuing common stock allowed us to conserve cash flows while we developed and refined our technological capabilities into commercially-viable production capabilities. This debt can be expected to make raising additional equity capital difficult. We are consequently exploring opportunities to restructure this debt as soon as possible and we plan to reduce at least 30% of this debt during 2010.

HISTORY

The Company was formed to develop and use innovative technologies that facilitate the efficient use of natural resources. In its original incarnation, the Company’s business model was based on developing and commercializing technologies that made more efficient use of natural resources by extracting metals from industrial hazardous wastes for sale to third party smelters and refineries. These metal extraction technologies were ultimately successful and the Company had constructed a proprietary metal extraction facility to implement its technologies on a commercially-meaningful scale, but changes in the manufacturing sector in the northeastern U.S. during the early 2000s resulted in decreased concentrations of less valuable metals flowing through the industrial wastes processed by this facility. The Company consequently discontinued its metals extraction business and shifted its focus away from the extraction of metal-bearing co-products to the extraction of co-products that create value-added renewable energy production opportunities. The Company went on to invest in a broad array of technologies, including advanced ultrasonic and nanocatalytic reformation processes, novel separation, extraction and preparation processes, and enhanced chemical, thermal and biological processes. We also invested in strategic assets, including engineering support, manufacturing and prototyping capabilities, and strategically compatible production assets – all with a view towards development of a financeable business model that downshifted the economic and environmental costs of energy production. During 2007, the Company completed development and initiated cash flows with its patented and patent-pending corn oil extraction and related technologies. The Company’s broader development activities were subsequently curtailed and the Company restructured its operations based on the go-to-market requirements of these technologies.

The following is a summary of the Company’s corporate and operational history since formation:

1979	Incorporation
1979 – 1984	Manufacturing and distribution of filtration media and equipment for metal finishing industry Name of company during this time frame: Kreisler Bags and Filtration, Inc.
1984 – 1998	Development stage operations based on metal extraction technologies Name of company during this time frame: KBF Pollution Management, Inc.
1998 – 2003	Pilot stage operations based on metal extraction technologies Name of company during this time frame: KBF Pollution Management, Inc.
2003 – 2005	Commercial scale operations based on metal extraction technologies Name of company during this time frame: Veridium Corporation
2005 – 2006
Discontinuance of operations based on metal extraction technologies
Transition to development stage operations targeting new platform technologies
Name of company during this time frame: Veridium Corporation

2006 – 2007	Pilot stage operations based on corn oil extraction and related technologies Name of company during this time frame: GS CleanTech Corporation
2007 – Present	Commercial scale operations based on corn oil extraction and related technologies Name of company during this time frame: GreenShift Corporation

ORGANIZATIONAL STRUCTURE

We conducted our operations during the fiscal year ended December 31, 2009 in the following segments: (a) Equipment & Technology Sales; and (b) Biofuels Production & Sales.

During the year ended December 31, 2009, we owned a 10 million gallon per year biodiesel facility in Adrian, Michigan (“BIG”) and an oilseed crush facility in Culbertson, Montana (“Culbertson”). These two facilities were idled during the first quarter 2009 due to a lack of working capital and the Company divested both of these facilities during the second quarter of 2009. The Company’s specialty equipment manufacturing operations (“GS Design”) were also idled during the third quarter 2009; the assets of this operation were liquidated during the fourth quarter of 2009. The financial results of each of these subsidiaries have been presented as discontinued operations during the year ended December 31, 2009 (see Note 6, Discontinued Operations). Accordingly, the Company’s Culinary Oil Production & Sales segment ceased operation as of the end of the first quarter 2009.

As of December 31, 2009, the Company’s operations were conducted exclusively in its Biofuel Production & Sales segment. The nature and composition of the Company’s operations has changed as compared to 2009 and prior years. Commencing January 1, 2010, the Company’s operations will be conducted through the following segments: (a) Licensing, (b) Commodities, and (c) Products & Services.  The Company’s operations as of December 31, 2009 were administered through two active subsidiaries: GS CleanTech Corporation and its wholly-owned subsidiary, GS COES (Yorkville I), LLC.

MINORITY INVESTMENTS

GS AgriFuels Corporation, an inactive, wholly- owned subsidiary of the Company, holds a minority investment in ZeroPoint Clean Tech, Inc., a renewable energy technology and project development company. ZeroPoint believes that it has developed a highly efficient biomass gasification process capable of converting biomass into renewable synthesis gas to create carbon-neutral energy. Additional information on ZeroPoint is available online at www.zeropointcleantech.com.

INTELLECTUAL PROPERTIES

GreenShift Corporation holds a number of patent-applications, licenses and trademarks. GreenShift, the GreenShift Logo, the Tornado Generator, Cellulosic Oil, and Cellulosic Corn brand names, and the Natural Solutions and A Clear Vision for a Better Environment taglines are all registered trademarks of GreenShift Corporation.

We protect our intellectual properties through a combination of patents, patent applications, license and distribution agreements, common law copyrights and trade secrets. The first of our oil extraction patents does not expire until December 2027. All of our technical employees enter into confidentiality, non-competition and invention assignment agreements. We also require our vendors, customers and others to enter into confidentiality agreements of varying scope and duration prior to being given access to our proprietary information regarding our technology. There can be no assurance that such measures will be adequate to protect our technologies.

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

OTHER CONTINGENCIES

Under GreenShift’s insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $25,000.  Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate with a $4,000,000 umbrella policy.

EMPLOYEES

GreenShift Corporation currently has 17 full-time employees as of April 15, 2010. In addition to its executive officers, GreenShift Corporation employs sales personnel, staff engineers, process managers, maintenance managers, administrative personnel and general facility technicians. There is no union representation for any of our employees.

ITEM 1A	RISK FACTORS
There are many important factors that have affected, and in the future could affect, GreenShift’s business, including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report.  Some of the factors are beyond our control and future trends are difficult to predict.

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

We will require additional capital to continue to expand our business beyond our current stage of operations. There is no assurance that we will be able to obtain the capital required in a timely fashion, on favorable terms or at all. If we are unable to obtain required additional financing, we may be forced to restrain our growth plans or cut back existing operations. Future construction and operation of our facilities, capital expenditures to build and operate our facilities, hiring qualified management and key employees, complying with licensing, registration and other requirements, maintaining compliance with applicable laws, production and marketing activities, administrative requirements, such as salaries, insurance expenses and general overhead expenses, legal compliance costs and accounting expenses will all require a substantial amount of additional capital and cash flow. There is no assurance that we will successfully complete suitable financing in a timely fashion or at all. Future financings through equity investments are possible, and these are likely to be dilutive to the existing shareholders, as we issue additional shares of common stock to investors in future financing transactions. Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under employee equity incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely affect our financial results. Our ability to obtain needed financing may be impaired by such factors as the capital markets, the fact that we are a new company without a proven operating history, and the price of our products on the commodities market. Some of the contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights if we do not have the required minimum capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Distressed industry conditions may severely constrain our ability to access new debt financing.

The capital markets experienced volatility and disruption during late 2008 and the second half of 2009. As a result of these conditions, securing credit commitments from lenders and refinancing existing credit facilities is difficult. Our operating cash flow is dependent on our ability to profitably operate our businesses and overall commodity and financial market conditions..In this environment, we have limited access to debt financing. This could cause us to defer or cancel growth projects, reduce our business activity or, if we are unable to meet our debt repayment schedules, cause a default in our existing debt agreements. These events could have a materially adverse effect on our operations and financial position.

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

RISKS ATTENDANT TO OUR BUSINESS

Our external auditors have included an explanatory paragraph in their audit report raising substantial doubt as to the Company’s ability to continue as a going concern due to the Company’s history of losses, working capital deficiency and cash position.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from continuing operations of $25,629,531 for the year ended December 31, 2009.  As of December 31, 2009 the Company had $39,415 in cash, and current liabilities exceeded current assets by $34,521,798 which included convertible debentures of $8,935,129, accrued interest payable of $2,253,852, and $3,979,437 in purchase obligations. None of these items are required to be serviced out of the Company’s regular cash flows and the Company’s working capital deficit net of these amounts is $19,353,380. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

We are implementing new business plans which make the results of our business uncertain.

Our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the ethanol industry in general. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success. Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for licensing, engineering, procurement and construction, and the sale and distribution of our products on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

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

Our corn oil extraction model relies on the ethanol market (to produce corn oil) and, in part, on the biodiesel market (to purchase corn oil). The production of biodiesel and ethanol is made significantly more competitive by federal and state tax incentives. These incentives are meant to lower the cost of biodiesel in comparison to petroleum diesel. The elimination or significant reduction in the federal excise tax incentive program or state incentive programs benefiting biodiesel may have a material and adverse effect on our results of operations and financial condition.

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The RFS mandate level for 2010 of 12.0 billion gallons approximates current domestic production levels. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the blender’s credit and the RFS. Any significant increase in production capacity beyond the RFS level might have an adverse impact on ethanol prices. Additionally, the RFS mandate with respect to ethanol derived from grain could be reduced or waived entirely. A reduction or waiver of the RFS mandate could adversely affect the prices of ethanol and our future performance.

The American Jobs Creation Act of 2004 created the volumetric ethanol excise tax credit, or VEETC, which is currently set to expire on December 31, 2010. Referred to as the blender’s credit, VEETC provides companies with a tax credit to blend ethanol with gasoline. The Food, Conservation and Energy Act of 2008, or the 2008 Farm Bill, amended the amount of tax credit provided under VEETC to 45 cents per gallon of pure ethanol and 38 cents per gallon for E85, a blended motor fuel containing 85% ethanol and 15% gasoline. The elimination or further reduction of VEETC or other federal tax incentives to the ethanol industry would likely have a material adverse impact on our business by reducing demand and price for ethanol.

Federal law mandates the use of oxygenated gasoline. If these mandates are repealed, the market for domestic ethanol would be diminished significantly. Additionally, flexible-fuel vehicles receive preferential treatment in meeting corporate average fuel economy, or CAFE, standards. However, high blend ethanol fuels such as E85 result in lower fuel efficiencies. Absent the CAFE preferences, it may be unlikely that auto manufacturers would build flexible-fuel vehicles. Any change in these CAFE preferences could reduce the growth of E85 markets and result in lower ethanol prices.

To the extent that such federal or state laws are modified, the demand for ethanol may be reduced, which could negatively and materially affect our ability to operate profitably by impairing the ability of our ethanol licensees to operate and use our technologies.

Disruptions to infrastructure, or in the supply of fuel, natural gas or water, could materially and adversely affect our business.

Our business depends on the continuing availability of rail, road, port, storage and distribution infrastructure. Any disruptions in this infrastructure network, whether caused by labor difficulties, earthquakes, storms, other natural disasters, human error or malfeasance or other reasons, could have a material adverse effect on our business. We rely upon third-parties to maintain the rail lines from their plants to the national rail network, and any failure on these third parties’ part to maintain the lines could impede the delivery of products, impose additional costs and could have a material adverse effect on our business, results of operations and financial condition.

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

Ethanol plants also require a significant and uninterrupted supply of water of suitable quality to operate. If there is an interruption in the supply of water for any reason, one or more participating ethanol producer plants may be required to halt production. If production is halted at one or more of these plants for an extended period of time, it could have a material adverse effect on our business, results of operations and financial condition

We may not be able to protect our intellectual property rights.

Our success will depend on our ability to obtain and/or maintain and enforce patent and other intellectual property protection for our technologies.  We have obtained or developed rights to patents and patent applications in the United States and internationally, and may, in the future, seek rights from third parties to other patent applications or patented technology.  There can be no assurance, however, that patents will issue from the patent applications filed or to be filed or that the scope of any claims granted in any patent will provide us with proprietary protection. If the scope of the claim granted in a patent is not sufficient to afford us with protection against competitors with similar technology, our investment in the patented technology may provide us limited or no competitive advantage.

This situation may be exacerbated as we approach the international market opportunities, since the absence of internationally harmonized patent laws makes it difficult to ensure consistent respect for patents worldwide.  In addition, governments may adopt regulations, and governments or courts may render decisions, requiring compulsory licensing of intellectual property to others, or governments may require that products or services meet specified standards that serve to favor local companies. Our inability to enforce our intellectual property rights under these circumstances could harm our competitive position and our business.

Significant aspects of our technologies are currently protected as trade secrets.  For some of this technology, we intend to file patent applications when appropriate.  In that event, the descriptions of the processes currently protected as trade secrets will be published in the patent application process.  If the patent application does not lead to the issuance of a patent for a claim of adequate breadth, that aspect of our technology will be left without property protection.  Further, certain confidentiality agreements may expire prior to the issuance of the relevant patent, permitting the parties to those agreements to enter into competition with us based on our own technology.

In most situations we will be engaged in competition with entities whose financial resources are greater than our own.  If we fail to obtain or maintain patent or other intellectual property protection on the technologies underlying our biodiesel production process and related technologies, it is likely that we will be unable to overcome the financial advantages of our competitors, in which event our business will fail.

We may be faced by claims that we have infringed the intellectual property rights of our competitors.

It is possible that our technologies may infringe on patents or other intellectual property rights owned by others. In addition, our assertion of intellectual property rights will often result in the other party seeking to assert alleged intellectual property rights of its own or assert other claims against us, which could harm our business. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or service due to an injunction, we may have to incur the expense of altering our processes, or we may incur licensing fees.  There can be no assurance that a license will be available to us, if at all, upon terms and conditions acceptable to us.   In the worst case, an adverse determination of a claim that our technologies infringe the rights of others may cause us to incur an obligation to pay damages that could, in turn, overwhelm our financial resources.

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings.

In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights, or disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Litigation and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from marketing one or more products or services, precluding particular business practices, or requiring other remedies, such as compulsory licensing of intellectual property. If we were to receive an unfavorable ruling in an intellectual property dispute, our business and results of operations could be materially harmed.

Competition may impair our success.

New technologies may be developed by others that could compete with our technologies. Such competition could be intense thus driving down the price for our products. Competition will likely increase as prices of energy in the commodities market rise as they have in recent years. Additionally, new companies are constantly entering the market, thus increasing the competition. Larger foreign owned and domestic companies who have been engaged in this business for substantially longer periods of time or who decide to enter into the renewable fuel production industry may have access to greater resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own refining and fuel marketing operations, and may have greater access to feedstocks, market presence, economies of scale, financial resources and engineering, technical and marketing capabilities, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition and could also have a negative impact on our ability to obtain additional capital from investors.

We may be unable to employ and retain the qualified personnel that will be necessary for our success.

As of December 31, 2009, we had approximately 17 full time equivalent employees. The number of individuals with experience in biofuels production is considerably smaller than the number of jobs available for such individuals. We will have to offer substantial incentives in order to obtain the services of individuals with useful experience in the production of biodiesel and ethanol.  As a result, our labor costs may be greater than they would be in a less dynamic industry.  On the other hand, if we are unable to employ the qualified individuals that we will need, our business may fail.

Competition due to advances in renewable fuels may lessen demand and negatively impact our profitability.

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

Changes in industry specification standards for biodiesel may negatively impact our ability to sell corn oil for the purposes of biodiesel production.

The American Society of Testing and Materials, or ASTM, is the recognized standard-setting body for fuels and additives in the U.S. ASTM’s specification for biodiesel as a blend stock, D6751, has been adopted by the EPA, and compliance with such specification is required in order for our biodiesel to qualify as a legal motor fuel for sale and distribution. In Europe, biodiesel standard is EN 14214, which has been modified to a more stringent standard in Germany. ASTM and the European standard setting bodies have modified the biodiesel specifications in the past, and are expected to continue to modify the specification in the future as the use of biodiesel expands. These consequences could result in a negative impact on our financial performance.

Changes in regulations and enforcement policies could subject us to additional liability which could impair our ability to continue certain operations due to the regulated nature of our operations.

Because the ethanol and biodiesel industries continue to develop rapidly, we cannot predict the extent to which our operations may be affected by future enforcement policies as applied to existing laws, by changes to current environmental laws and regulations, or by the enactment of new environmental laws and regulations.  Any predictions regarding possible liability under such laws are complicated further by current environmental laws which provide that we could be liable, jointly and severally, for certain activities of third parties over whom we have limited or no control.

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

RISKS FACTORS ATTENDANT TO OWNERSHIP OF OUR COMMON STOCK

The resale of shares acquired by YA Global Investments from GreenShift may reduce the market price of GreenShift’s shares.

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

As of December 31, 2009, we had approximately $59,427,000 in total debt. Our ability to incur additional debt could adversely affect our business and restrict our operating flexibility. We face several risks relating to our need to complete additional financings in the future. Additional debt is likely to be required to the extent we build additional facilities based on our technologies. This will increase our leverage and interest expense and will likely be secured by certain of our assets; additional equity or equity-linked financings may have a dilutive effect on our equity and equity-linked securities holders. It is likely that the terms of any such financing would include customary financial and other covenants on our project subsidiaries, including restrictions on the ability to make distributions to the parent company, to guarantee the debts of the parent company and to incur liens on the refineries of such project subsidiaries, among others.

If our cash flow proves inadequate to service our debt and provide for our other obligations, we may be required to refinance all or a portion of our existing and future debt at terms unfavorable to us.

Our ability to make payments on and refinance our debt, and to fund our operations and capital expenditures will depend on our ability to generate substantial operating cash flow. If our cash flows prove inadequate to meet our debt service obligations for future debt financings, we may be required to refinance all or a portion of our existing or future debt, to sell assets or to obtain additional financing. We cannot assure you that any such refinancing or that any such sale of assets or additional financing would be possible on favorable terms, or at all. If we raise additional equity or equity-related securities in the future, it may be dilutive to holders of our common stock.

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

Our common stock qualifies as a “penny stock” under SEC rules which may make it more difficult for our stockholders to resell their shares of our common stock.

Our common stock trades on the OTC Bulletin Board.  As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock.  Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ Global Market or the NASDAQ Capital Market.  Because our common stock does not trade on a stock exchange or on the NASDAQ Global Market or the NASDAQ Capital Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a “penny stock.” SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.”  This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks.  Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

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

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

➢	price and volume fluctuations in the overall stock market from time to time;
➢	significant volatility in the market price and trading volume of securities traded on the OTC Bulletin Board companies;
➢	actual or anticipated changes in our earnings or fluctuations in our operating results.

As a result of these factors, you cannot be assured that when you are ready to sell your shares, the market price will accurately reflect the value of your shares or that you will be able to obtain a reasonable price for your shares.

ITEM 2	DESCRIPTION OF PROPERTIES
GreenShift’s corporate headquarters is located in New York, New York.  The New York lease is a five year lease terminating in June 2011.  The monthly lease payment is $8,800. The Company maintains its engineering and manufacturing services in Alpharetta, Georgia.  The Alpharetta lease is a three year term terminating in February 2011. The monthly lease payment is $1,480.  The following table identifies all of the locations where the Company carries on operations.  Locations in which our property interest is identified as “Operating Agreement” are third party ethanol plants where we have located our corn oil extraction equipment under the terms of an operating agreement where we retain title to our facility.

Location	Nature of Operation	Property Interest
New York, New York	Corporation Headquarters	Lease
Alpharetta, Georgia	Engineering and Technology Sales	Lease
Oshkosh, Wisconsin	Corn Oil Extraction	Operating Agreement
Medina, New York	Corn Oil Extraction	Operating Agreement
Riga, Michigan	Corn Oil Extraction	Operating Agreement
Marion, Indiana	Corn Oil Extraction	Operating Agreement

ITEM 3	LEGAL PROCEEDINGS
INFRINGEMENT

On October 13, 2009, the U.S. Patent and Trademark Office issued U.S. Patent No. 7,601,858, titled "Method of Processing Ethanol Byproducts and Related Subsystems” (the ’858 Patent) to GS CleanTech Corporation, a wholly-owned subsidiary of GreenShift Corporation. On October 27, 2009, the U.S. Patent and Trademark Office issued U.S. Patent No. 7,608,729, titled "Method of Freeing the Bound Oil Present in Whole Stillage and Thin Stillage” (the ’729 Patent) to GS CleanTech. Both the ‘858 Patent and the ‘729 Patent relate to the Company’s corn oil extraction technologies.

On October 13, 2009, GS CleanTech filed a legal action in the United States District Court, Southern District of New York captioned GS CleanTech Corporation v. GEA Westfalia Separator, Inc.; and DOES 1-20, alleging infringement of the ‘858 Patent. On October 13, 2009, GS CleanTech filed a Motion to Dismiss with the same court relative to a separate complaint filed previously by Westfalia alleging (1) false advertising in violation of the Lanham Act § 43(a); (2) deceptive trade practices and false advertising in violation of New York General Business Law §§ 349, 350 and 350-a; and (3) common law unfair competition. On October 13, 2009, Westfalia filed its First Amended Complaint in the matter captioned GEA Westfalia Separator, Inc. and Ace Ethanol, LLC v. GreenShift Corporation, which complaint included Ace Ethanol, an ethanol production company, and added claims seeking a declaratory judgment of invalidity and/or non-infringement of the ‘858 Patent. On October 13, 2009, ICM, Inc. filed a complaint in the United States District Court, District of Kansas  in the matter captioned ICM, Inc. v. GS CleanTech Corporation and GreenShift Corporation, alleging unfair competition, interference with existing and prospective business and contractual relationships, and deceptive trade practices. ICM is also seeking declaratory judgment of invalidity and non-infringement of the ‘858 Patent.  On October 15, 2009, GS CleanTech filed a Notice of Filing First Amended Complaint for infringement of the ‘858 Patent, along with a copy of the First Amended Complaint, which added ICM, Ace Ethanol, Lifeline Foods LLC and ten additional DOES as defendants in the case pending in the Southern District of New York.  In October 2009, GS CleanTech filed a Motion to Dismiss or Transfer the case to New York with respect to ICM’s Kansas lawsuit. These matters were only recently commenced, there have been no substantive rulings on the merits and Management is unable to characterize or evaluate the probability of any outcome at this time.

During February 2010, GS CleanTech commenced a legal action in the United States District Court, Southern District of Indiana captioned GS CleanTech Corporation v. Cardinal Ethanol, LLC, and a separate legal action in the United States District Court, Northern District of Illinois captioned GS CleanTech Corporation v. Big River Resources Galva, LLC  and Big River Resources West Burlington, LLC. In addition to asserting claims for infringement of the ‘858 Patent in each of these cases, GS CleanTech filed a motion for preliminary injunction with each complaint. In each motion, GS CleanTech argued that it has sufficient evidence to prove that Cardinal and Big River are infringing GS CleanTech’s patented corn oil extraction technologies, and that this infringement has caused and will continue to cause irreparable harm to GS CleanTech. ICM sold Cardinal and Big River the equipment that each of Cardinal and Big River have used and are using to infringe the ‘858 Patent. ICM has assumed the defense of each of the above matters involving Cardinal and Big River, and petitioned the Indiana and Illinois courts to stay review of GS CleanTech’s motions for preliminary injunction in each case until the Kansas court referenced above rules on GS CleanTech’s pending motion to dismiss or to transfer to New York. These matters were only recently commenced and Management is unable to characterize or evaluate the probability of any outcome at this time.

The Company estimates that as many as 40 ethanol producers are infringing the Company’s patents. ICM has not denied in its pleadings that its equipment has been sold and is being used in a manner covered by the patents.  GEA Westfalia’s pleadings also suggest that it admits that the Company’s patent claims cover processes utilized by ethanol producers that have purchased GEA Westfalia’s equipment.  Rather, both parties rely upon arguments that the Company’s patents are invalid based upon prior art that has been considered and rejected by the U.S. Patent and Trademark Office (“PTO”).  The Company believes these arguments have been fully considered and rejected by the PTO. The Company intends to file additional lawsuits involving any and all infringing use of the Company’s patents. The Company’s position is that any infringing ethanol producer is liable for a minimum of reasonable royalties for any infringing use of the Company’s patented technologies beginning on the publication date of the ‘858 Patent. The Company intends to seek additional relief for instances of intentional infringement.

OTHER MATTERS

GS AgriFuels’ subsidiary, NextGen Fuel, Inc., is party to the matter entitled O’Brien & Gere Limited, et al v. NextGen Chemical Processors, Inc., et al., which action was filed in the Supreme Court of the State of New York.  The verified complaint had sought performance of and damages relating to certain service and related agreements, plus attorney’s fees and costs. This matter relates to the provision by plaintiffs of certain engineering services to NextGen Chemical Processors, Inc. (“NCP”) during 2005 and 2006. NCP is owned by the former shareholders of the NextGen Fuel, Inc., subsidiary.  On September 19, 2007, the Supreme Court of the State of New York dismissed a significant portion of O’Brien & Gere’s complaint with prejudice, and on October 16, 2009 O’Brien & Gere dismissed GS AgriFuels and the Company from the suit with prejudice. Management does not believe that there is a reasonable possibility that the claims made against NextGen Fuel by the plaintiffs in this litigation indicate that a material loss has occurred.  Accordingly, an estimate of loss cannot be determined at this time and therefore, no accrual has been made in connection with those claims.

The Company’s GS AgriFuels subsidiary is party to the matter entitled GS AgriFuels Corporation v. Chaykin, et al. The action was filed in the Supreme Court of the State of New York, County of New York, on February 2, 2009. The Complaint seeks damages for defendants' fraudulent misrepresentations, tortious interference, breach of acquisition agreements and related claims relating to the sale by the defendants of the stock of Sustainable Systems, Inc. (“Culbertson”) to GS AgriFuels, and arising from the disclosure by the defendants that Culbertson owned its Culbertson, Montana oilseed crushing facility when in fact Culbertson merely held the right to purchase the Montana facility at the time of the acquisition by GS AgriFuels; the failure to disclose by the defendants that Culbertson’s right to purchase the Montana facility, as well as any investment made in the Montana facility, was subject to forfeiture within months of entering into the acquisition agreements with GS AgriFuels; and, the provision by the defendants of materially false financial statements. The defendants served a separate action entitled Max, et al. v. GS AgriFuels Corporation, et al. in the Montana Fourth Judicial District Court in response to GS AgriFuels’ New York complaint; this Montana complaint was dismissed in January 2010. The New York court granted GS AgriFuels’ March 2010 motion for summary judgment as to liability on GS AgriFuels’ fraud and breach of contract claims on April 8, 2010. During 2008 and 2009, three of the former shareholders of Culbertson, corresponding to about 60% of the former shareholders’ prior ownership interest in Culbertson, entered into settlement agreements pursuant to which has all parties have been released from all obligations under the relevant acquisition agreements and otherwise. Management is unable to characterize or evaluate the probability of any outcome at this time.

PART II

ITEM 4	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
GreenShift’s Common Stock trades on the OTC Bulletin Board under the symbol “GERS.”  The following table sets forth, for the periods indicated, the range of high and low closing bid prices for GreenShift’s Common Stock as reported by the National Association of Securities Dealers composite. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low
2008 First Quarter	0.130	0.100
2008 Second Quarter	0.095	0.070
2008 Third Quarter	0.060	0.040
2008 Fourth Quarter	0.035	0.023
2009 First Quarter	0.008	0.0047
2009 Second Quarter	0.0055	0.0045
2009 Third Quarter	0.0023	0.002
2009 Fourth Quarter	0.0004	0.0003

Title of Class	Approximate Number of Holders of Record as of April 15, 2010
Common Stock, $0.0001 par	929
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

SALE OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during the 4th quarter of 2009.

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2009.

ITEM 5	SELECTED FINANCIAL DATA
Not applicable.

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION
OVERVIEW

GreenShift Corporation (“we,” “our,” “us,”  “GreenShift,” or the “Company”) develops and commercializes clean technologies designed to integrate into and leverage established production and distribution infrastructure to address the financial and environmental needs of our clients by decreasing raw material needs, facilitating co-product reuse, and reducing waste and emissions.

GreenShift’s founding mission is to build value by using its technologies to catalyze disruptive environmental gain. GreenShift believes that the first, best and most cost-effective way to achieve this is to develop technology-driven economic incentives that motivate large groups of people and companies to make incremental environmental contributions that are collectively very significant. GreenShift’s plan to achieve this goal is based on the extraction, beneficiation and refining of biomass-derived co-products that create value-added renewable energy production opportunities capable of shaving meaningful amounts of carbon and cost off of existing liquid fuel supply chains.

Since 2004, GreenShift has invented, developed and commercialized potent new cleantech that enables GreenShift and its clients to “drill” into the back-end of first generation corn ethanol plants to tap into a new reserve of inedible crude corn oil with an estimated industry-wide output of more than 16 million barrels per year.  This corn oil is a valuable second generation feedstock for use in the production of biodiesel and renewable diesel – advanced carbon-neutral liquid fuels, thereby enhancing total fuel production from corn and increasing ethanol plant profits.

GreenShift’s patented and patent-pending corn oil extraction technologies are widely considered to be the quickest and best path for margin improvement for first generation corn ethanol producers today. GreenShift’s extraction technologies increase biofuel yields per bushel of corn while reducing the energy and greenhouse gas (“GHG”) intensity of corn ethanol production. These benefits correspond to increased ethanol producer income of more than $0.08 per gallon of ethanol produced at current market prices. No technologies have been developed for corn ethanol producers that begin to approach these results in the history of the ethanol industry.

Over 20% of the U.S. ethanol industry is using GreenShift’s patented and patent-pending extraction technologies today. In February 2010, the U.S. Environmental Protection Agency published its estimate that 70% of the U.S. ethanol industry will use corn oil extraction technology to produce 40% of America’s biodiesel feedstock by 2022. At this level of penetration, GreenShift’s commercially-available technologies can give way to the disruptive gains that GreenShift was founded to achieve by sustainably producing globally-meaningful quantities of new carbon-neutral liquid fuels for distribution through existing supply chains and combustion in our nation's boilers, generators and engines; displacing more than 16 million barrels per year of crude oil; saving trillions of cubic feet per year of natural gas; eliminating tens of millions of metric tons per year of greenhouse gas emissions; and infusing up to a billion dollars per year of cash flow into the corn ethanol industry - the foundation of North America’s renewable fuel production capability.

GreenShift generates revenue by licensing its technologies to ethanol producers. GreenShift is focused today on supporting integration of its patented and patent-pending corn oil extraction technologies into as much of the ethanol fleet as possible. GreenShift also maintains its strong commitment to continued innovation and has many additional patents pending for its “Backend Fractionation” portfolio of strategically-compatible cleantech designed to continue pressing the corn ethanol industry into increased sustainability and global competitiveness.

Plan of Operations

During 2009, we shed unprofitable business lines, liquidated non-core assets, streamlined overhead, reduced debt by more than 30%, and restructured the majority of our remaining debt on more favorable terms. The ethanol industry moved favorably: oil prices are high, corn prices are expected to be stable due to a larger than expected crop, ethanol production margins are healthy again, and the industry has the capital and the desire to invest in efficiency improvements. And, our market positioning has strengthened: we were recently awarded two patents (a third has been allowed but is not yet issued) on technology that is in high demand and is widely accepted to be the best proven path to increasing the efficiency and profitability of refining corn into fuel. Our plan of operations moving forward is based on facilitation of the integration of our technologies into as much of the U.S. ethanol industry as possible.

We believe that our technology portfolio is a significant asset: the value-proposition to ethanol producers is compelling; the market dynamics are favorable; and, our intellectual property rights are very strong. We plan to build value by using this asset and our proprietary advantage to deliver the substantial benefits of extraction to our clients. In late 2009, we started offering ethanol producers the right to directly build, own and operate the equipment they need to use GreenShift’s patented extraction technologies in return for an ongoing royalty payment equal to 20% of the licensee’s corn oil sales. In addition to offering our technologies on the basis of a simple royalty-based licensing model, we will provide also our licensees with value-added engineering and technical support, yield optimization and corn oil marketing services.

A royalty-based licensing model is a departure from our historical model in several respects, the most notable of which is that we do not need to take on new debt or appreciable new equity financing to execute a model based on reasonable royalties; and, just as corn oil extraction technology increases ethanol production efficiencies and profitability, a royalty-based licensing model can lead to a leaner cost-structure and better profitability for GreenShift as compared to a model based exclusively on buying and selling the extracted oil. We are currently party to license agreements with ethanol producers for the use of our patented corn oil extraction technologies, including agreements with producers in Albion, Michigan and Lakota, Iowa.

We also own four corn oil extraction facilities based on our patented and patent-pending corn oil extraction technologies that are located at our licensee’s ethanol plants in Oshkosh, Wisconsin, Medina, New York, Marion, Indiana, and Riga, Michigan. Under the relevant agreements, we have the continuing right to purchase the extracted oil, which we then typically sell as a feedstock for biofuel production. During 2009, we produced an aggregate of 2,352,574 gallons of oil which we sold for about $3,796,000.  The construction of each of these facilities was interrupted due to the loss of previously committed capital resources during 2008 and early 2009. As a result, these facilities are collectively producing oil at about 50%-60% of their design rates. We are currently evaluating opportunities to liquidate an 80% interest in these facilities to a strategic investor with the resources to complete the construction of these facilities. While these four facilities constitute the substantial majority of our remaining physical assets, we believe that the liquidation of these facilities could allow us to repay a significant amount of our existing debt due to YA Global Investments, L.P.

Our plans for the balance of 2010 involve the following activities:

➢	Execute new corn oil extraction license agreements during 2010 with ethanol producers with an aggregate capacity of at least 1 billion gallons per year of ethanol;
➢	Achieve profitability by the end of this year; and,
➢	Continue the 30% debt reduction realized in 2009 by reducing debt by an additional 30% during 2010.
Components of Revenue

We conducted our operations during the fiscal year ended December 31, 2009 in the following segments: (a) Equipment & Technology Sales; (b) Culinary Oil Production & Sales; and (c) Biofuels Production & Sales.

During the year ended December 31, 2009, we owned a 10 million gallon per year biodiesel facility in Adrian, Michigan (“BIG”) and an oilseed crush facility in Culbertson, Montana (“Culbertson”). These two facilities were idled during the first quarter 2009 due to a lack of working capital and the Company divested both of these facilities during the second quarter of 2009. The Company’s specialty equipment manufacturing operations (“GS Design”) were also idled during the third quarter 2009; the assets of this operation were liquidated during the fourth quarter of 2009. The financial results of each of these subsidiaries have been presented as discontinued operations during the year ended December 31, 2009 (see Note 6, Discontinued Operations). The Company’s Culinary Oil Production & Sales segment ceased operation as of the end of the first quarter 2009.  The financial results of the Company’s Culinary Oil Production & Sales segment have also been presented as discontinued operations during the year ended December 31, 2009 (see Note 6, Discontinued Operations).

During the fourth quarter 2009 and as of December 31, 2009, the Company’s operations were conducted exclusively in its Biofuel Production & Sales segment. The nature and composition of the Company’s operations has changed as compared to 2009 and prior years. Commencing January 1, 2010, the Company’s operations will be conducted through the following segments: (a) Licensing, (b) Commodities, and (c) Products & Services.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues
Total revenues for the twelve months ended December 31, 2009 were $3,871,495, representing a decrease of $672,277, or 14.8%, over the twelve months ended December 31, 2008 revenues of $4,543,771.  A total of 98% of revenue for the year ended December 31, 2009 r esulted from the sales of corn oil for biofuel production and revenue for the same period in 2008 resulted from $3,301,473 from the sales of corn oil for biofuel production and $1,242,298 from the equipment and technology segment.

Revenues during the first quarter of 2010 are expected to increase on a per gallon of oil produced basis due to recent increases in commodity prices, but these increases are subject to risk of decrease in the future. In general, revenues moving forward are expected to increase due primarily to royalty income relating to the production of corn oil by licensed ethanol producers.

Cost of Sales

Cost of sales for the twelve months ended December 31, 2009 were $2,648,503, or 68.4% of revenue as compared to $4,658,458, or 102.5% of revenue for the same period in 2008.  All cost of sales for the year ended December 31, 2009 resulted from the sales of corn oil for biofuel production and cost of sales for the same period in 2008 resulted from $3,835,422 from the sales of corn oil for biofuel production and $693,617 from the equipment and technology segment.

The decrease in cost of sales during 2009 was primarily due to the discontinuance of the Company’s BIG biodiesel refining operations, Culbertson culinary oil operations, and GS Design equipment manufacturing operations. The financial results of each of these subsidiaries have been presented as discontinued operations during the year ended December 31, 2009 (see Note 6, Discontinued Operations).  The decrease is also due to the decrease in the average cost of corn oil from 2008 to 2009; we purchase the oil produced by our existing corn oil extraction facilities based on a percentage of its prevailing market price.

Included within cost of sales is amortization expense of $160,714 and $0 for the years ended December 31, 2009, and 2008, respectively.

Gross Profit

Gross profit for year ended December 31, 2009 was $1,222,992, representing a gross margin of 31.6% as compared to $(114,687), (2.5)%, in the comparable period of the prior year. The increase in margin as a percentage of sales was primarily due to the Company’s changed business operations during 2009.

Operating Expenses

Operating expenses for the year ended December 31, 2009 were $18,149,342 or 469% of revenue compared to $32,944,292, or 725% of revenue for the same period in 2008.

Included in our operating expenses for the year ended December 31, 2009 were $5,981,324 in general and administrative expenses; $4,635,334 in bad debt expense associated with impaired receivables due from BIG for corn oil purchases, equipment and services; and, $7,281,993 in impaired goodwill associated with our discontinued BIG and Culbertson operations. General and administrative expenses during 2009 also included $1,067,784 in depreciation expense relating to our existing extraction facilities and about $543,000 in non-recurring costs incurred in connection with the restructuring of our senior secured debt to YA Global Investments, L.P.

While we expect general and administrative expenses to decrease during 2010 due to a decrease in staffing and other costs as compared to 2009, we expect increased legal costs relating to our prosecution of infringing use of our patented corn oil extraction technologies.

Other Income (Expense)

Other income (expense) for financing costs for the year ended December 31, 2009 were $9,105,529 and $6,550,533 for the year ended December 31, 2008.  Included in the year ended December 31, 2009 was $6,194,442 of interest expense, consisting of $5,713,395 in accrued interest, $481,047 in accrued interest due to a related party, and $5,501,210 in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the year ended December 31, 2009.

Amortization of deferred financing costs and debt discounts during 2009 and 2008 was $723,410 and $3,367,441, respectively.

Interest expenses are expected to decrease during 2010 due to the restructuring of $42,727,603 in debt due to YA Global from an average interest rate of 12% to 6%. Further reductions are also expected as we execute on our plan to reduce the principal balance due to YA Global during 2010 and thereafter. The Company does not service interest on a current basis in cash, but rather with equity issued upon conversion of the interest due.

Net Income or Loss

Net loss from continuing operations for the year ended December 31, 2009, was $26,031,879 as compared to a loss of $39,609,512 from the same period in 2008.  Gain from discontinued operations was $6,301,243 for year ended December 31, 2009 as compared to a loss of $2,739,735 for the year ended December 31, 2008. Net loss for the year ended December 31, 2009, was $19,328,289 as compared to a loss of $42,501,127 from the same period in 2008.

The Company’s net loss during the year ended December 31, 2009 was $19,328,289, which is decreased from the $42,501,127 loss recorded in the same period of 2008. The primary reasons for the magnitude of this net loss were the dramatic reduction in our operating activities as compared to 2008 and expenses attributable to past financing and restructuring activities.

The 2009 loss also included the following non-cash items: $4,635,334 in bad debt expense associated with impaired receivables due from BIG for corn oil purchases, equipment and services; $7,281,993 in impaired goodwill associated with our discontinued BIG and Culbertson operations; depreciation and amortization expenses of about $1,700,000; accrued interest expenses of $6,194,442; conversion liabilities of $5,500,000.

Management does not expect many of these costs to continue and, net of these costs, the Company produced EBITDA of $1,440,550 during the year ended December 31, 2009. To clarify the effect of these one-time charges and financing charges on the Company’s results, the following table reconciles the Company’s net loss on an unconsolidated basis with EBITDA (a non-GAAP measure of performance):

	For The Year Ended
	2009	2008
Net loss	$(19,328,289)	$(42,501,127)
Adjustments to net (loss) from operations:
Interest expense	6,194,442	5,956,937
Depreciation	1,067,784	1,397,285
Conversion liabilities	5,501,210	1,504,081
Amortization – energy technology	--	2,100,000
Impairment charge associated with intangibles and goodwill	7,281,993	7,458,877
Amortization of debt discount and deferred financing	723,410	1,267,441
Tax provision
EBITDA	1,440,550	(22,816,506)

CONVERTIBLE LIABILITIES

As of December 31, 2009, the Company had several convertible debentures due.  The Company accounted for the convertible debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The conversion feature on these debentures is variable based on trailing market prices and therefore contains an embedded derivative. The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the conversion liability which is added to the principal of the debenture.  The Company also recognizes interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value.  Due to the volatile nature of our stock, as well as the stock of our subsidiaries, the change in the derivative liability and the resulting gain or loss is usually material to our results.

The principal amount on our convertible debentures was $55,276,929 as of December 31, 2009,the unamortized note discount was $65,456 and conversion liabilities totaled $4,652,750.  For the year ended December 31, 2009, we recognized interest expense for accretion of the debt discount of $336,614 and $5,501,210 in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Balances

As of December 31, 2009, we had a cash balance of $39,415, up from a balance of $8,224 at December 31, 2008. This net cash is summarized below and discussed in more detail in the subsequent sub-sections:

➢	Operating Activities	$__________ of net cash provided by operating activities primarily deriving from sales of corn oil for biofuel production.
➢	Investing Activities	$__________ of net cash used in investing activities.
➢	Financing Activities	$__________ of net cash provided by financing activities primarily for the repayment of debt and was offset by an increase in related party debt.
Current and Prior Year Activity

The Company had $39,415 in cash as of December 31, 2009. Our primary sources of liquidity during 2009 included cash generated from proceeds from issuance of debt and common stock and from the sale of corn oil.

Our financial position and liquidity are, and will be, influenced by a variety of factors, including our ability to properly capitalize and generate cash flows from our operations, and the level of our outstanding indebtedness and the interest we are obligated to pay on that indebtedness.

Most of our debt is in the form of convertible debt with terms that provide for repayment of principal and interest in the form of Company common stock. During 2009, for example, we repaid a total of $5,670,000 in convertible debt by issuing Company common shares upon conversion by the relevant holders.

The Company’s capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At December 31, 2009, accounts receivable, net of allowance for doubtful accounts ($4,623,584), totaled $48,471 and inventories totaled $547,056. Accounts payable were $6,579,044 and accrued expenses totaled $3,204,384.

For the year ended December 31, 2009, net cash provided by our operating activities was $3,419,511 as compared to the net cash provided by our operating activities of $2,864,508 for the year ended December 31, 2008; we used $10,910,629 in investing activities during the year ended December 31, 2009 as compared to $4,276,647 used in investing activities for the twelve months ended December 31, 2008; and, financing activities provided $7,292,620 during 2009 as compared to $273,545 provided by financing activities during 2008.

The Company had a working capital deficit of $34,915,112 at December 31, 2009, which included convertible debentures of $8,935,129, accrued interest of $2,253,853, accrued legal expenses of $1,400,000, $7,781,763 in contingent unsecured purchase obligations, and $5,081,106 in liabilities for discontinued operations pending disposal. The Company’s working capital deficit net of these amounts was $9,463,261 at December 31, 2009.

Expected Activity Moving Forward

While our existing corn oil extraction facilities and license agreements are producing sufficient cash flows to cover most of our minimum overhead requirements, we are currently evaluating opportunities to liquidate an 80% interest in these facilities to a strategic investor in order to repay a significant amount of our existing convertible debt in lieu of issuing additional shares of common stock. We accordingly intend to fund our principal liquidity and capital resource requirements through new financing and licensing activities.

Cash Flows Provided By Operating Activities

Our top priority for 2010 is to execute several license agreements with ethanol producers to generate sufficient royalties for us to return to positive cash flow and to achieve profitability by the end of 2010.

Cash Flows Provided By Financing Activities

We have sufficient capital sources committed to cover our minimum overhead requirements and the cost of prosecuting infringement of our patented extraction technologies for the foreseeable future. In addition, Fagen, Inc., an engineering and procurement contractor with extensive experience in the ethanol industry, has offered to provide financing for most of the costs needed for construction and installation of [four to six] extraction facilities based on our patented extraction technologies. We currently have no committed source of capital for the completion of construction of our existing extraction facilities. These facilities are collectively operating at about 50% of their aggregate design capacity due to a lack of capital.

Cash Flows Used In Investment Activities

After repaying a substantial amount of our convertible debt and achieving profitability, our long term plan includes the completion of significant new equity financing, possibly in the form of a secondary public offering or a large project financing, in order to greatly amplify and accelerate the construction of facilities based on our patented and patent-pending extraction and other technologies.

ITEM 7	FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GreenShift Corporation

We have audited the accompanying balance sheets of GreenShift Corporation as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2009. GreenShift’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenShift Corporation as of December 31, 2009, and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency as of December 31, 2009.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company
Somerset, NJ
April 15, 2010

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2009

ASSETS	12/31/09	12/31/08
Current assets:
Cash	$39,415	$7,920
Restricted cash	--	324
Accounts receivable, net of allowance of doubtful accounts of $4,632,584 and $46,962	48,471	--
Inventories	547,056	616,056
Cost and earnings in excess of billings	--	125,696
Project development costs	--	379,355
Assets to be disposed, current	--	1,934,420
Due from affiliates	387,835	--
Prepaid expenses and other assets	361,537	(31,505)
Total current assets	1,384,314	3,032,267
Other assets:
Property and equipment, net	9,833,390	10,541,707
Deposits	37,549	195,049
Construction in progress	4,544,719	4,541,554
Note receivable	500,000	--
Intangible assets, net	626,477	42,959
Deferred financing costs, net	--	390,464
Minority investments	2,501,324	2,501,324
Goodwill	--	7,281,993
Assets to be disposed, net of current	38,853	13,598,118
Total other assets	18,082,312	39,093,168
TOTAL ASSETS	$19,466,626	$42,125,435
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Line of credit	$--	$11,044,838
Accounts payable and accrued expenses	9,834,794	9,309,530
Accrued interest payable	1,772,087	6,603,228
Accrued interest payable – related party	481,766	179,711
Income tax payable	45,000	45,000
Current portion of long term debt	8,779,466	8,785,668
Customer deposits	500,000	604,587
Convertible debenture - related party debt, net of discount	5,006,848	1,900,333
Current portion of convertible debentures, net of discount	7,128,281	11,792,387
Liabilities to be disposed	--	8,782,313
Liabilities of discontinued operations, current	5,081,106	363,228
Contingent amounts due to minority shareholders of consolidated subsidiaries	870,078	932,328
Total current liabilities	39,499,426	60,343,152

Long term liabilities:
Long term debt, net of current	20,774	534,821
Asset retirement obligation	611,206	247,462
Liabilities to be disposed, non-current	52,477	19,757,303
Convertible debentures, net of current	43,141,800	21,188,196
Total long term liabilities	43,826,257	41,727,782
TOTAL LIABILITIES	83,325,683	102,070,934
Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A: 0 shares issued and outstanding, respectively	--	--
Series B: 2,480,544 and 2,519,219 shares issued and outstanding, respectively	2,481	2,519
Series C: 0 shares issued and outstanding	--	--
Series D: 799,954 and 80,000 shares issued and outstanding, respectively	800	800
Series E : 0 and 20,000 shares issued and outstanding, respectively	--	20
Common stock, $0.001 par value, 500,000,000 authorized;
4,773,622,264 and 95,144,983, shares issued and outstanding, respectively	4,773,622	95,144
Additional paid-in capital	88,297,315	76,878,930
Accumulated deficit	(156,933,274)	(136,932,585)
Total stockholders’ equity (deficit)	(63,859,056)	(59,955,172)
Non-controlling interest in subsidiary	--	9,673
Total equity (deficit)	(63,859,056)	(59,945,499)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$19,466,626	$42,125,435
The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	12/31/09	12/31/08
Revenue	$3,871,495	$4,543,771
Cost of revenues	2,648,503	4,658,458
Gross profit	1,222,992	(114,687)
Operating expenses:
General and administrative expenses	5,981,324	5,854,487
Selling expenses	28,763	144,994
Research and development	--	18,732
Impairment of goodwill	7,281,993	7,458,877
Bad debt expense	4,635,334	--
Loss on write-down of assets	119,000	10,143,288
Amortization of intangibles	--	2,100,000
Gain on equipment disposal	2,928	(28,969)
Impairment of deposits	100,000	--
Stock based compensation	--	7,252,883
Total operating expenses	18,149,342	32,944,292
Net income (loss) from operations	(16,926,350)	(33,058,979)
Other income (expense):
Loss on disposal and impairment of investments	--	(685,333)
Amortization of debt discount & deferred financing	(723,410)	(3,367,441)
Gain on extinguishment of debt	1,444,598	--
Change in fair value of derivative instruments		--
Debt forgiveness	1,652,538	4,870,609
Miscellaneous income	175,959	92,652
Other income/expense	40,438	--
Conversion liabilities	(4,937,257)	(1,376,731)
Conversion liabilities - affiliate	(563,953)	(127,350)
Interest expense - affiliate	(481,047)	(113,957)
Interest expense	(5,713,395)	(5,842,980)
Total other income (expense), net	(9,105,529)	(6,550,533)
Loss before non-controlling interest and income taxes	(26,031,879)	(39,609,512)
Non-controlling interest in net loss of consolidated subsidiaries	--	--
Loss before provision for income taxes	(26,031,879)	(39,609,512)
(Provision for)/benefit from income taxes	(51)	(151,881)
Loss from continuing operations	$(26,031,930)	$(36,761,392)
Discontinued operations:
Income (loss) from disposal of discontinued operations	9,116,650	(2,739,735)
Income (loss) from discontinued operations	(2,815,407)	--
Total income (loss) from discontinued operations	6,301,243	(2,739,735)
Net income (loss)	(19,730,687)	(42,51,127)
Priority Return-Mandatorily Redeemable Preferred Equity	(270,000)	--
Net income (loss) attributable to common shareholders	$(20,000,687)	$(42,501,127)
Weighted average common shares outstanding
Basic and diluted	353,700,714	73,847,361
Earnings (loss) per share
Loss from continuing operations	$(0.07)	$(0.54)
Income (loss) from discontinued operations	0.02	(0.04)
Priority return	(0.01)	--
Net income (loss) per share – basic and diluted	$(0.06)	$(0.58)

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at 12/31/07, Restated	1,254,244	$1,254	151,250	$151	--	--	800,000	$8000	--		$--

Non-controlling interest investment in subsidiary	--	--	--	--	--	--	--	--	--		--
Adjustment of conversion of subsidiary minority interest	--	--	--	--	--	--	--	--	--		--
Shares issued for conversion of debentures	--	--	--	--	--	--	--	--	--		--
Adjustment for transfer of entity under common control	--	--	--	--	--	--	--	--	--		--
Stock based compensation	--	--	--	--	--	--	--	--	--		--
Cancellation of debt – related party	--	--	--	--	--	--	--	--	--		--
Conversion of minority interest	(1,254,244)	(1,254)	--	--	--	--	--	--	--		--
Repurchase of subsidiary stock	--	--	--	--	--	--	--	--	--		--
Cancellation of debt – related party	--	--	--	--	--	--	--	--	--		--
Conversion of Series B Preferred Stock to Common	--	--	(151,250)	(151)	--	--	--	--	--		--
Issuance of Series B Preferred Stock to create Employee Pool	--	--	3,025,333	3,025	--	--	--	--	--		--
Partial Conversion of Series B to Common	--	--	(506,114)	(506)	--	--	--	--	--		--
Conversion of debt	--	--	--	--	--	--	--	--	--		--
Common stock issued for financing fees	--	--	--	--	--	--	--	--	--		--
Acquisition of subsidiary	--	--	--	--	--	--	--	--	20,000		20
Priority return on subsidiary Capital	--	--	--	--	--	--	--	--	--		--
Net loss	--	--	--	--	--	--	--	--	--		--
Balance at 12/31/08, Restated	--	--	2,519,219	$2,519	--	--	800,000	$800	20,000		$20
Conversion of Series B Preferred Stock to Common	--	--	(38,676)	(39)	--	--	--	--	--		--
Shares issued for conversion of debentures	--	--	--	--	--	--	--	--	--		--
Stock issued for repayment of accounts payable	--	--	--	--	--	--	--	--	--		--
Stock issued for services	--	--	--	--	--	--	--	--	--		--
Conversion of Series D Preferred Stock to Common	--	--	--	--	--	--	(46)	--	--		--
Cancellation of shares	--	--	--	--	--	--	--	--	(20,000)		(20)
					--	--	--	--	--		--
Change in beneficial conversion feature	--	--	--	--	--	--	--	--	--		--
Forgiveness of affiliate debt	--	--	--	--	--	--	--	--	--		--
Net loss	--	--	--	--	--	--	--	--	--		--
Balance at 12/31/09	--	--	2,480,544	$2,481	--	--	799,954	$800	--	$	--0

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

	Common Stock		Non-Controlling Interest in Subsidiary	Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Share	Amount	Amount	Amount	Amount	Amount
Balance at 12/31/07, Restated	4,917,848	$4,918	---	$56,252,928	$(68,853,177)	$(12,592,638)
Non-controlling interest investment in subsidiary	--	--	25,000	--	--	25,000,183
Adjustment of conversion of subsidiary minority interest	--	--	--	183,373	--	183,373
Shares issued for conversion of debentures	11,000,597	11,000	--	543,657	--	554,657
Adjustment for transfer of entity under common control	--	--	--	(27,800)	(151,875)	(27,800)
Stock based compensation	850,000	850	--	50,550	--	51,400
Cancellation of debt – related party	--	--	--	2,952,968	--	2,952,968
Conversion of minority interest	25,084	--25	--	1,229	--	--
Repurchase of subsidiary stock	--	--	--	(1,950,000)		(1,950,000)
Cancellation of debt – related party	--	--	--	293,085		293,085
Conversion of Series B Preferred Stock to Common	6,797,634	6,798	--	(6,647)		--
Issuance of Series B Preferred Stock to create Employee Pool	--	--	--	7,215,308		7,218,333
Partial Conversion of Series B to Common	12,652,825	12,653	--	(12,147)		--
Conversion of debt	6,875,000	6,875	--	1,093,125		1,100,000
Common stock issued for financing fees	6,250,000	6,250	--	1,084,511		1,090,761
Acquisition of subsidiary	20,000,760	20,000	--	2,065,680	--	2,085,700
Restatement to omit SSI results due to sale of subsidiary	--	--	--	(2,783,485)	3,539,639	756,154
Priority return on subsidiary Capital	--	--	--	--	(675,001)	(675,001)
Net loss	--	--	(15,327)	--	(47,975,579)	(47,990,906)
Balance at 12/31/08, Restated	95,144,983	$95,144	$9,673	$76,878,930	$(136,932,585)	$(59,945,500)
Conversion of Series B Preferred Stock to Common	966,900	967	--	(928)	--	--
Mandatorily redeemable preferred	--	--	--	--	(270,000)	(270,000)
Shares issued for conversion of debentures	4,632,432,360	4,632,432	--	1,037,868	--	5,670,300
Restatement – sale of entity under common control	--	--	--	11,548,622	--	11,548,622
Stock issued for repayment of accounts payable	2,500,000	2,500	--	12,000	--	14,500
Stock issued for services	49,800,000	49,800	--	12,450	--	62,250
Conversion of Series D Preferred Stock to Common	278,781	279	--	(279)	--	--
Cancellation of shares	(20,000,760)	(20,000)	--	(2,065,700)	--	(2,085,720)
Disposal of subsidiary	--	--	(9,673)	78,297	--	68,624
Debt restructure	--	--	--	33,535	--	33,535
Change in conversion feature due to conversion liabilities	--	--		1,011,143	--	1,011,143
Forgiveness of affiliate debt	12,500,000	12,500		(248,622)	--	(236,122)
Net loss	--	--		--	(19,730,687)	(19,730,687)
Balance at 12/31/09	4,773,622,264	$4,773,622	--	$88,297,315	$(156,933,274)	$(63,859,056)

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

		RESTATED
	Year Ended	Year Ended
CASH FLOW FROM OPERATING ACTIVITIES	12/31/2009	12/31/2008
Net loss	$	$(47,975,579)
Adjustments to reconcile net loss to net cash
Provided by (used in) used in operating activities
Depreciation and amortization		1,397,876
Amortization of intangibles		2,100,000
Gain on disposal of equipment		(37,500)
Amortization of debt discount and deferred financing costs		3,410,901
Change in allowance for doubtful accounts		--
Gain on disposal of subsidiary		--
Change in net assets to be disposed of		--
Interest from conversion liability		1,504,081
Stock based compensation		7,252,883
Accretion of asset retirement obligation		4,156
Loss on disposal of investment		685,333
Loss on disposal of fixed assets		--
Write-down of assets		12,555,816
Loss on impairment of goodwill		8,786,183
Bad debt expense		--
Forgiveness of debt		(5,013,438)
Change in minority interest		(15,327)
Change in assets and liabilities, net of acquisitions
Accounts receivable, net		540,955
Restricted cash		--
Prepaid expenses		828,800
Deposits		(348,301)
Inventory		3,338,438
Costs in excess of earnings		(35,000)
Deferred financing costs		(902,498)
Accrued interest		--
Accrued interest – related party		5,218,352
Billings in excess of cost		179,711
Accounts payable and accrued expenses		(1,209,231)
Other current liabilities		9,371,296
Deferred income taxes		(59,630)
Deferred revenue		(990,368)
Accrued warranty		91,867
Net cash provided by (used in) operating activities		3,419,511
CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for acquisition		(80,000)
Cash acquired from acquisition		--
Construction in progress		(4,039,584)
Project development costs		(97,364)
Proceeds from sales of investment		1,000,000
Proceeds/advances of cash under restriction		--
Restricted cash released from restriction		18,669
Proceeds from sale of equipment		1,050,000
Additions to and acquisition of property, plant and equipment		(8,762,350)
Net cash provided by (used in) investing activities		(10,910,629)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt		2,428,38)
Repayment of debt		(2,138,878
Repayment of line of credit		(1,725,765)
Proceeds from line of credit		9,987,808)
Proceeds from related party debt		--
Repayment of related party debt		(398,064
Repayment of notes payable – affiliate		(2,686,574
Issuance of long term debt		--
Issuance of related party debt		(3,612)
Issuance of convertible debentures		1,010,598)
Cash paid to minority shareholders		(843,388
Issuance of convertible debentures – related party		1,662,457
Net cash provided by (used in) financing activities		7,292,620

Net increase (decrease) in cash	$	$(198,498)
Cash at beginning of period		486,993)
Cash at end of period	$	$288,495
The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION
GreenShift Corporation (“we,” “our,” “us,”  “GreenShift,” or the “Company”) develops and commercializes clean technologies designed to integrate into and leverage established production and distribution infrastructure to address the financial and environmental needs of our clients by decreasing raw material needs, facilitating co-product reuse, and reducing waste and emissions.

We own four corn oil extraction facilities based on our patented and patent-pending corn oil extraction technologies that are located at our licensee’s ethanol plants in Oshkosh, Wisconsin, Medina, New York, Marion, Indiana, and Riga, Michigan. Under the relevant agreements, we have the continuing right to purchase the extracted oil, which we then typically sell as a feedstock for biofuel production.  We are also party to license agreements with ethanol producers for the use of our patented corn oil extraction technologies, including agreements with producers in Albion, Michigan and Lakota, Iowa.

During the year ended December 31, 2009, we owned a 10 million gallon per year biodiesel facility in Adrian, Michigan (“BIG”) and an oilseed crush facility in Culbertson, Montana (“Culbertson”). These two facilities were idled during the first quarter 2009 due to a lack of working capital and the Company divested both of these facilities during the second quarter of 2009. The Company’s specialty equipment manufacturing operations (“GS Design”) were also idled during the third quarter 2009; the assets of this operation were liquidated during the fourth quarter of 2009. The financial results of each of these subsidiaries have been presented as discontinued operations during the year ended December 31, 2009 (see Note 6, Discontinued Operations).

SEGMENT DESCRIPTIONS

The Company’s operations during the year ended December 31, 2009 are classified into two reportable business segments: Equipment & Technology Sales and Biofuel Production & Sales. Each of these segments is organized based upon the nature of products and services offered.  The Company’s remaining operations are aggregated and classified herein as Corporate.

As of December 31, 2009, the Company’s operations were conducted exclusively in its Biofuel Production & Sales segment. The nature and composition of the Company’s operations has changed as compared to 2009 and prior years. Commencing January 1, 2010, the Company’s operations will be conducted through the following segments: (a) Licensing, (b) Commodities, and (c) Products & Services.

The Company’s ongoing restructuring activities resulted in the cessation of operations in its former Culinary Oil Production & Sales segment during the year ended December 31, 2009. The Company sells its corn oil as a feedstock for biofuel production or for direct use as a biofuel, therefore, the Company’s continuing corn oil production and sales activities will continue to be recorded in the Company’s Biofuel Production & Sales segment despite the fact that its former BIG biodiesel facility was divested during the second quarter 2009. For comparative purposes, the financial results of BIG and Culbertson have been presented as discontinued operations as and for the year ended December 31, 2009 (see Note 6, Discontinued Operations, below).

DIVESTITURES

Biofuel Industries Group, LLC

Effective May 15, 2008, the Company and Biofuel Industries Group, LLC (d/b/a NextDiesel™) (“BIG”) entered into an Exchange Agreement pursuant to which the Company exchanged 20,000,000 common shares and 20,000 preferred shares in return for 100% of the equity of BIG subject to the redemption by BIG of BIG’s “Class A Membership Units” for a total of $9 million preferred equity interest with a 12% coupon commencing January 30, 2009 at a rate equal to 30% of BIG’s net cash flows (after all operating costs and regular debt payments have been paid) (the “Class A Redemption”). The Company’s ownership of BIG was subject to rescission in the event that: (a) BIG’s loans were not timely serviced and kept in good standing, (b) certain guaranty payments, to the extent due, were not timely made, and (c) if the Class A Redemption payments were not made to the extent that they are due. BIG’s agreements with its senior creditor, Citizens Bank, require Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its previously-pending financing agreements with CleanBioenergy Partners, LLC (see Note 17, Commitments and Contingencies, below). This financing failed to close as expected in

March 2009 despite the Company’s compliance with the relevant agreements with CleanBioenergy Partners, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG’s loan agreements with Citizens Bank. The Company elected not to restructure the original acquisition transaction and instead facilitated rescission of the original acquisition transaction and the divestiture of BIG during the second quarter of 2009. The financial results of BIG were presented as discontinued operations as and for the quarter ended March 31, 2009 (see Note 6, Discontinued Operations, below), and are not included in the Company’s results of continuing operations for the year ended December 31, 2009.

Sustainable Systems, Inc.

Effective June 30, 2009, GS AgriFuels Corporation and Carbonics Capital Corporation entered into a Stock Purchase Agreement pursuant to which Carbonics acquired 100% of the stock of Sustainable Systems, Inc. (“Culbertson”) from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels’ indebtedness to YAGI Investments, L.P. (“YAGI”). In connection with this Agreement, Carbonics issued an amended and restated convertible debenture to YAGI for $4,000,000 due on December 31, 2011. Carbonics is majority owned by the Company's majority shareholder, Viridis Capital, LLC. The financial results of this subsidiary have been omitted from the operations in accordance with FASB Accounting Standards Codification (“ASC”) 805-50-45-1, Transactions Between Entities Under Common Control”.

NOTE 2	GOING CONCERN
The Company had a working capital deficit of $34,915,112 at December 31, 2009, which includes convertible debentures of $8,935,129, accrued interest payable of $2,253,853, and $3,979,437 in purchase obligations. Despite their classification as current liabilities current convertible debentures and accrued interest ($11,188,982) are serviceable out of the Company’s cash flows (the terms of the convertible debt require repayment in shares of GreenShift Corporation common stock); and the $3,979,437 in purchase obligations, to the extent due, are tied to the earnings of the Company’s equipment sales business and can only be serviced after the Company’s senior secured debt has been serviced. The Company’s working capital deficit net of these amounts is $19,746,693.

Management’s plans include raising additional proceeds from debt and equity transactions to fund operations, and to increase revenue and cut expenses to reduce the loss from operations.  There can be no assurances that the Company will be able to eliminate both its working capital deficit and its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION

All significant intercompany balances and transactions were eliminated in consolidation. The financial statements for the periods ended December 31, 2009 and 2008 have been consolidated to include the accounts of the Company and its subsidiaries.

COST METHOD OF ACCOUNTING FOR UNCONSOLIDATED SUBSIDIARIES

The Company accounts for its 10% investment in ZeroPoint Clean Tech, Inc. under the cost method.  Application of this method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write off some or all of the investments.  While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company’s management.  These judgments include assessments of the likelihood of ZeroPoint to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets.  In making these judgments the Company must also attempt to anticipate trends in ZeroPoint’s industry as well as in the general economy.

GreenShift accounted for its former 10% investment in Sterling Planet, Inc. (“Sterling”) under the cost method.  On September 10, 2008, the Company entered into Stock Purchase Agreement with Sterling Planet Holdings, Inc. (“Sterling Planet”). Under the Stock Purchase Agreement, the Company agreed to sell the 1,459,854 shares of Sterling Planet which encompassed the 10% investment the Company had in Sterling Planet.  During the twelve months ended December 31, 2008, GreenShift liquidated its holdings in Sterling Planet, Inc. for $1,000,000.  The Company recorded a net loss in the amount of $685,333 on the disposal of this unconsolidated subsidiary during the year ended December 31, 2008.

During January 2008, GS EnviroServices redeemed the majority of the Company’s stock holdings in GS EnviroServices in return for the reduction of certain Company convertible debts due to YA Global Investments, L.P. (“YAGI”). As of January 25, 2008, the Company held only a minority stake in GS EnviroServices (6,266,667 shares, or about 19%) and ceased consolidating the revenue and earnings of GS EnviroServices effective January 1, 2008.    The Company recorded a net loss in the amount of $2,739,735 on the disposal of this unconsolidated subsidiary.  In June 2008, GS EnviroServices acquired the remaining 19% of the Company’s holdings in exchange for a $1,000,000 payment to YAGI in return for the reduction of the Company’s subsidiary’s (GS AgriFuels Corporation) convertible debt obligations to YAGI by $1,000,000.  Upon YAGI’s receipt of the payment, the remaining 6,266,667 shares of GS EnviroServices owned by the Company were returned to GS EnviroServices.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured.

RECEIVABLES AND CREDIT CONCENTRATION

Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Accounts receivable are stated at the amount billed to the customer.   Accounts receivable in excess of 90 days old are evaluated for delinquency.  In addition, we consider historical bad debts and current economic trends in evaluating the allowance for bad debts.  Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices.

The carrying amount of accounts receivable has been reduced by a valuation allowance that has been set up in the amount $4,632,584 and $46,962 as of December 31, 2009 and 2008, respectively. Management will continue to review the valuation allowance on a quarterly basis.

INVENTORIES

Due to the long lead times to obtain some components, the Company’s GS COES (Yorkville I), LLC subsidiary maintains an inventory of centrifuges and related parts.  Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. Equipment inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. These inventories consist of equipment and component parts not yet assigned to projects.

Inventories at December 31, 2009 and 2008 consist of the following:

	2009	2008
Equipment inventories	$547,056	$616,056

ASSET RETIREMENT OBLIGATIONS

In accordance with ASC 410-20, Asset Retirement Obligations, the Company recognizes the fair value of the liability for an asset retirement obligation, which is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The fair value of the liability is estimated using projected discounted cash flows. In subsequent periods, the retirement obligation is accreted to its future value, which is the estimate of the obligation at the asset retirement date. The liability is accreted to its present value each period, and the capitalized cost is depreciated or depleted over the useful lives of the respective assets. If the liability is settled for an amount other than the recorded amount, a gain or loss would be recognized at such time.  The Company’s asset retirement obligations totaled $651,459 and $247,462 at December 31, 2009 and 2008, respectively.

CASH AND EQUIVALENTS

The Company considers cash and equivalents to be cash and short-term investments with original maturities of three months or less from the date of acquisition.

CLASSIFICATION OF EXPENSES

The types of expenses that are included in selling and administrative expenses include advertising, warehouse expenses, railcar costs, legal, accounting, salaries, etc.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged in 2009 and 2008 were $0 and $18,732 respectively.

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

The Company uses the straight line method for depreciation and depreciates equipment over a 3-18 year period. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal, and repair and maintenance expenditures are expensed as incurred.  Property and equipment are stated at cost and include amounts capitalized under capital lease obligations.

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for its goodwill and intangible assets pursuant to ASC 350-20-55-24, “Intangibles – Goodwill and Other”.  Under ASC 350, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms.  Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology.

Intangibles with definite lives are subject to impairment testing in the event of certain indicators. Impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value.  The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

At December 31, 2009, the Company’s balance sheet included intangible assets with an aggregate carrying value of $626,477 as compared to $42,959 at December 31, 2008.

During the year ended December 31, 2009, the Company recorded an impairment of goodwill in the amount of $7,281,993 related to the acquisition of Biofuel Industries Group, LLC (“BIG”).

At December 31, 2008, the Company’s balance sheet included intangible assets with an aggregate carrying value of $7,332,472 representing approximately 15.5% of total assets and including $7,281,993 in goodwill as compared to an aggregate carrying value of $20,651,340 at December 31, 2007, representing approximately 48.0% of total assets and including $8,364,457 in goodwill.  This goodwill was recorded in connection with the series of acquisitions completed by the Company since April 1, 2005.  During the year ended December 31, 2008, $7,281,993 in goodwill was recorded in relation to the acquisition of (“BIG”) and $421,727 in goodwill was recorded in relation to the acquisition of Bollheimer & Associates.  During the year ended December 31, 2007, $13,158,877 in goodwill was recorded in relation to the acquisition of Sustainable System, Inc.  During the year ended December 31, 2006, $5,453,816 in goodwill was recorded in relation to the acquisition of NextGen Fuel, Inc.  During the year ended December 31, 2005, $905,579 in goodwill was recorded in relation to the acquisition of GS Design Services, Inc.

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

NET LOSS PER COMMON SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, “Earnings per Share”, whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period.  Dilutive net loss per share excludes potential common shares if the effect is anti-dilutive.  For the years ended December 31, 2009 and 2008, common stock equivalent shares arising from the assumed exercise of options, warrants and debt conversions of convertible debt instruments were excluded from the computation of diluted net loss per share. Potential future dilutive securities include 996,279 outstanding options and warrants, and 407,115,928 shares issuable for the conversion of convertible debentures.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. We use estimates and assumptions in accounting for the following significant matters, among others:

➢	Allowances for doubtful accounts
➢	Valuation of acquired assets
➢	Inventory valuation and allowances
➢	Fair value of derivative instruments and related hedged items
➢	Useful lives of property and equipment and intangible assets
➢	Asset retirement obligations
➢	Long-lived asset impairments, including goodwill
➢	Contingencies
➢	Fair value of options and restricted stock granted under our stock-based compensation plans
➢	Tax related items
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

Deferred finance costs represent costs paid to third parties in order to obtain long-term financing and have been reflected as other assets.  Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature are reflected as a debt discount. These costs and discounts are amortized over the life of the related debt.  Amortization expense related to these costs and discounts were $386,797 and $3,060,956 for the years ended December 31, 2009 and 2008, respectively and are included in other expense.

FINANCIAL INSTRUMENTS

The carrying values of accounts receivable, other receivables, accounts payable, and accrued expenses approximate their fair values due to their short term maturities.  The carrying values of the Company’s long-term debt approximate their fair values based upon a comparison of the interest rate and terms of such debt to the rates and terms of debt currently available to the Company. It was not practical to estimate the fair value of the convertible debt.  In order to do so, it would be necessary to obtain an independent valuation of these unique instruments.  The cost of that valuation would not be justified in light of the materiality of the instruments to the Company.

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

The Company accounted for the convertible debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares.

Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company measured the fair value of the preferred equity interest outstanding at September 30, 2008 since the number of common shares issuable under the Company’s Series E convertible preferred stock was indeterminable during the nine months then ended. The value at September 30, 2008 was determined to be $9,000,000, measured using significant unobservable inputs (Level 3) using the present value of the shares based on the average fair market value of the Company’s stock for the three days before and after the acquisition date.

Effective July 1 2009, the Company adopted ASC 820-10-55-23A, Scope Application to Certain Non-Financial Assets and Certain Non-Financial Liabilities, delaying application for non-financial assets and non-financial liabilities as permitted. ASC 820 establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

➢
Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

➢
Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

➢
Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the years ended December 31, 2009 and 2008:

	Fair Value
As of December 31, 2009	Level 1	Level 2	Level 3	Total
Embedded derivative liabilities	$--	$--	$4,629,312	$4,629,312
The following table reconciles, for the period ended December 31, 2009, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded derivative at December 31, 2007	$6,542,042
Fair Value of warrants and conversion feature of the debenture at issuance	4,137,211
Loss on fair value adjustments to embedded derivatives	(3,974,422)
Balance of Embedded derivative at December 31, 2008	6,704,831
Write off due to restructured terms	(6,645,348)
Fair Value of warrants and conversion feature of the debenture at issuance	5,258,853
Gain on fair value adjustments to embedded derivatives	189,335
Reduction to fair value for convertible debt covnersions	(878,359)
Balance at December 31, 2009	$4,629,312
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

The Company has adopted ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company’s common shares.

STOCK BASED COMPENSATION

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company’s stock is measured on the date of stock issuance or the date an option/warrant is granted as appropriate under ASC 718 “Compensation – Stock Compensation”.  The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective July 1, 2006, the Company adopted the provisions of ASC 718, which establishes accounting for equity instruments exchanged for employee services. Under the provisions ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

NONCONTROLLING INTEREST

Effective July 1, 2009, the Company accounted for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary under ASC 810-10-45-16, Noncontrolling Interest in a Subsidiary.  This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The standard requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. Additionally, the standard defines a noncontrolling interest as a financial instrument issued by a subsidiary that is classified as equity in the subsidiary’s financial statements.  A financial instrument issued by a subsidiary that is classified as a liability in the subsidiary’s financial statements based on the guidance in other standards is not a controlling interest because it is not an ownership interest.  Based on this definition of noncontrolling interest the Company presented its previously reported minority interest as a current liability in the accompanying balance sheets. Other than the change in presentation of noncontrolling interests, the adoption of ASC 810-10-45-16 had no impact on the Financial Statements.

LICENSE FEES

License fees represent  a one-time license fee of $150,000 per system (a “System”) built and commissioned based on the Technology plus an ongoing royalty of $0.10 per gallon of corn oil extracted with the Technology (see Note 22, Related Party Transactions, below).  For the year ended December 31, 2008, the Company incurred license fees of $750,000 (corresponding to technology licenses incurred on five Systems), royalty fees of $147,832 (corresponding to 1,478,320 gallons of corn oil), and the Company also prepaid license fees of $300,000 on two additional Systems. The license fees were capitalized with $160,714 being amortized and included in the Company’s costs of sales for the year ended December 31, 2009.

NEW ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in our financial statements issued for the year ended December 31, 2009.  The adoption of FASB ASC did not impact the Company’s financial position or results of operations.

RECLASSIFICATIONS

Certain items in the financial statements for 2008 have been reclassified to conform with the current year presentation. Such reclassification had no effect on net income.

NOTE 4	CONCENTRATIONS
The Company maintains cash balances with financial institutions that at times may exceed the limits insured by the Federal Deposit Insurance Corporation. Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Accounts receivable are stated at the amount billed to the customer.

NOTE 5	STOCKHOLDERS’ EQUITY
The Company accounts for stock and stock options issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company’s stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. The Company adopted the provisions of ASC 505 (“Equity”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 505, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

STOCK OPTIONS

Activity under the Plan and issuances of options and/or warrants for the period ended December 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	2,500,000	$4.00
Granted at fair value	250,000	1.00
Forfeited	--	--
Exercised	--	--
Outstanding at December 31, 2008	2,750,000	4.00
Granted at fair value	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at December 31, 2009	2,750,000	3.45
Exercisable
On March 6, 2007, the Company’s subsidiary, GS AgriFuels Corporation, acquired 85% of the outstanding capital stock of Sustainable Systems, Inc. Under the purchase agreement, GS AgriFuels issued options to certain employees of Sustainable Systems, Inc. (the “Optionees”).  None of the Optionees was affiliated with GS AgriFuels or with any of its affiliates prior to the acquisition, but each of them remained as an employee of Sustainable Systems after it was acquired by GS AgriFuels.  The options were issued in order to give the Optionees an incentive to expand the operations of Sustainable Systems and improve its profitability.  The options were exercisable for five years from the date of grant (i.e., March 6, 2007). The options permitted the Optionees to purchase 534,500 shares of GS AgriFuels common stock at $3.50 per share, 267,250 shares of GS AgriFuels common stock at $7.00 per share, and 133,625 shares of GS AgriFuels common stock at $10.50 per share.  The fair value of the options was determined to be $1,102,673, $527,017 and $255,090, respectively, and was calculated using the Black-Scholes Option Pricing Model.  The assumptions used were the following: Volatility was 150%, the Risk Free rate was 4.53% and the term was five years. The fair value was expensed as compensation in accordance with the principles set forth in ASC 505. Management expects that these options will be cancelled during 2009.

INCREASE IN AUTHORIZATION OF COMMON STOCK

On March 30, 2010, an Amendment to the Certificate of Incorporation was filed with the State of Delaware increasing the total number of shares of all classes of stock which the Corporation shall have authority to issue to 20,005,000,000, consisting of 5,000,000 shares of blank check Preferred Stock, par value $0.001 per shares (the “Preferred Stock”), and 20,000,000,000 shares of Common Stock, par value $0.0001 per share (the “Common Stock”).

SERIES A PREFERRED STOCK

Each share of Series A Preferred Stock may be converted by the holder into 0.02 shares of common stock, and the holders have voting privileges of five votes to every one common share issuable upon conversion. At December 31, 2009 and 2008, there were 0 and 1,254,244 shares of Series A Preferred Stock, respectively, issued and outstanding. These 1,254,244 shares were originally issued in 2003 and were converted into 25,084 shares of Company common stock during the first quarter 2008.

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into twenty-five shares of common stock. The holders would be entitled to cumulative dividend rights equal to that of twenty-five common shareholders upon the declaration of dividends on common stock, and have voting privileges of one vote to every one common share. At December 31, 2007, there were 151,250 shares of Series B Preferred Stock issued and outstanding.  These shares were originally issued in 2003 and were converted into 6,797,634 shares of Company common stock during the first quarter 2008.  A total of 3,025,333 shares of Series B Preferred Stock were issued during 2008 as compensation.  Of those, 506,114 were converted into 12,652,825 shares of common stock.  At December 31, 2009 and 2008, there were 2,480,544 and 2,512,219 shares of Series B Preferred Stock, respectively, issued and outstanding.

SERIES D PREFERRED STOCK

Shares of the Series D Preferred Stock (the “Series D Shares”) may be converted by the holder into Company common stock. The conversion ratio is such that the full 1,000,000 Series D Shares originally issued convert into Company common shares representing 80% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder).  The holder of Series D Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series D Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series D Shares will receive the dividend that would be payable if the Series D Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series D Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series D Shares had been converted into common shares. At December 31, 2009 and 2008, there were 799,954 and 800,000 shares of Series D Preferred Stock, respectively, issued and outstanding.

SERIES E PREFERRED STOCK

On May 15, 2008, the Company issued 20,000 shares of the Company’s new Series E Preferred Stock (the “Series E Shares”) to the BIG shareholders (See Note 6, Discontinued Operations, below), which shares are convertible at a fixed rate of 1 preferred share to 1,000 common shares into a total of 20,000,000 shares of Company common stock; provided, however, that the Series E Shares shall be convertible into Company common shares in proportion to the Company’s earnings before interest, taxes, depreciation and amortization and non-cash and non-recurring items (“EBITDA”) and will be fully convertible into 20,000,000 common shares on a pro rated basis as the Company achieves $50,000,000 in EBITDA during one year period.  The holders would be entitled to cumulative dividend rights equal to that of 1,000 common shareholders upon the declaration of dividends on common stock, and have voting privileges of one vote to every one common share.  At December 31, 2009 and 2008, there were 0 and 20,000 shares of Series E Preferred Stock, respectively, issued and outstanding.

STOCK COMPENSATION

On February 14, 2008, the Company voted for the creation of an employee pool of certain shares of the Company’s preferred stock to be issued to certain employees and consultants.  The pool consists of 2,765,333 shares of Company Series B Preferred Stock (the “Series B Shares”) (see above), which shares have a fixed conversion ratio of 1 preferred share to 25 common shares.  Of these shares, 353,296 Series B Shares automatically converted upon execution of certain employment and/or consulting agreements into 8,832,391 common shares.  The preferred shares were valued using the fair market value of the Company’s common stock at grant date based on the total potentially convertible common shares at grant date.  The grant date fair value was $6,913,333.  The Company has recognized a total of $0 and $7,252,883 in stock based compensation during the year ended December 31, 2009 and 2008 in relation to the Series B Shares.

The Company had originally issued the Series B Shares as part of an incentive program for its employees, pursuant to which participating employees would earn the right to convert the Series B Shares in connection with the Company’s realization of targeted EBITDA goals. The impact of the adverse general financial and commodity market conditions during 2008 rendered this incentive structure infeasible and uncompetitive, and the equity incentives ceased to have the desired effect. The Company accordingly eliminated the EBITDA condition and accelerated vesting of all preferred shares during 2008. Likewise, the Company had previously entered into agreement with Kevin Kreisler, the Company’s chief executive officer, and Viridis Capital, LLC, the beneficial owner of 791,459 shares of the Company’s Series D Preferred Shares, to amend the conversion feature of the Series D Shares to include the same EBITDA standards used for the Company’s employees; this amendment was canceled and the new EBITDA standard was eliminated during 2008 as well.

COMMON STOCK

During the year ended December 31, 2009, YAGI converted 2,177,289,770 shares of stock for a total of $2,799,961 that was credited against the YAGI convertible debentures.

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

During the first quarter 2008, Minority Interest Fund (II), LLC (“MIF”) acquired a $1,000,000 Debenture due to Kerns Manufacturing, Inc. The managing member of MIF is a relative of Kevin Kreisler, the Company’s chairman and chief executive officer. This debenture was due to be paid by the Company in two payments $600,000 on January 15, 2008 and $500,000 (plus residual interest and costs of $100,000) on February 15, 2008. MIF purchased the Kerns $1,000,000 Debenture and paid these sums in cash to Kerns on the requisite due dates.  In February 2008, MIF subsequently fully converted this debenture at the rate of $0.16 per share into 6,875,000 shares of Company common stock.

During the year ended December 31, 2009, 38,676 shares of Series B Preferred Stock were converted into 966,900 shares of common stock. This included 160,000 shares of common stock issued to Paul Miller, the Company’s former President of Sustainable Systems.

During the year ended December 31, 2008, 506,114 shares of Series B Preferred Stock were converted into 12,652,825 shares of common stock.   This included 160,000 shares of common stock issued to Ed Carroll, the Company’s Chief Financial Officer, 160,000 shares of common stock issued to Paul Miller, the Company’s President of Sustainable Systems and 100,000 shares of common stock issued to Greg Barlage, the Company’s Chief Operating Officer.  During the fourth quarter of 2008, an additional 3,485,217 shares of common stock were converted from Series B Preferred Stock for employees of the Company.  This included 1,000,000 shares issued to Mr. Carroll, 250,000 shares issued to David Winsness, the Company’s Chief Technology Officer, 250,000 shares issued to Mr. Barlage, 335,217 shares issued to Mr. Miller and the balance being issued to various other employees of the Company.

NOTE 6	DISCONTINUED OPERATIONS

BIOFUEL INDUSTRIES GROUP, LLC

Effective May 15, 2008, the Company and Biofuel Industries Group, LLC (d/b/a NextDiesel™) (“BIG”) entered into an Exchange Agreement pursuant to which the Company exchanged 20,000,000 common shares and 20,000 preferred shares in return for 100% of the equity of BIG subject to the redemption by BIG of BIG’s “Class A Membership Units” for a total of $9 million preferred equity interest with a 12% coupon commencing January 30, 2009 at a rate equal to 30% of BIG’s net cash flows (after all operating costs and regular debt payments have been paid) (the “Class A Redemption”). The Company’s ownership of BIG was subject to rescission in the event that: (a) BIG’s loans were not timely serviced and kept in good standing, (b) certain guaranty payments, to the extent due, were not timely made, and (c) if the Class A Redemption payments were not made to the extent that they are due. BIG’s agreements with its senior creditor, Citizens Bank, require Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its previously-pending financing agreements with CleanBioenergy Partners, LLC (see Note 17, Commitments and Contingencies, below). This financing failed to close as expected in March 2009 despite the Company’s compliance with the relevant agreements with CleanBioenergy Partners, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG’s loan agreements with Citizens Bank. The Company elected not to restructure the original acquisition transaction and instead facilitated rescission of the original acquisition transaction and the divestiture of BIG during the second quarter of 2009. The financial results of BIG were presented as discontinued operations as and for the quarter ended March 31, 2009 (see Note 6, Discontinued Operations, below), and are not included in the Company’s results of operations for the year ended December 31, 2009. During the year ended December 31, 2009, the Company recorded an impairment of goodwill in the amount of $7,281,993, bad debt expense of $4,709,276 related to accounts receivable consisting of equipment and corn oil owed by BIG to the Company, and a gain on disposal of net liabilities of $14,451,979.

SUSTAINABLE SYSTEMS, INC.

Effective June 30, 2009, GS AgriFuels Corporation and Carbonics Capital Corporation entered into a Stock Purchase Agreement pursuant to which Carbonics acquired 100% of the stock of Sustainable Systems, Inc. (“Culbertson”) from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels’ indebtedness to YAGI Investments, L.P. (“YAGI”). In connection with this Agreement, Carbonics issued an amended and restated convertible debenture to YAGI for $4,000,000 due on December 31, 2011. Carbonics is majority owned by the Company's majority shareholder, Viridis Capital, LLC. The financial results of this subsidiary have been omitted from the operations in accordance with FASB Accounting Standards Codification (“ASC”) 805-50-45-1, Transactions Between Entities Under Common Control”. The financial results of Culbertson have been omitted from the Company’s results of operations for the year ended December 31, 2009 and the December 31, 2008 balance sheet has been restated as well.

As a result of the above transactions, the Company realized a loss from discontinued operations of $1,236,709 and $2,767,103 for the twelve months ended December 31, 2009 and 2008, respectively.  The components of discontinued operations for the twelve months ended December 31, 2009 and 2008 are as follows:

	2009	2008
Revenues	$327,705	$5,081,114
Cost of revenues	633,129	4,766,609
Gross profit	(305,425)	314,505
Selling, general and administrative expense	655,730	2,402,587
Loss from operations	(961,154)	(2,088,082)
Interest expense	(147,061)	642,196
Other income and expenses, net	(128,494)	(36,735)
Total other income and expense	(275,555)	(678,931)
Income before provision for income taxes	(1,236,709)	(2,767,013)
Total provision for tax	--	--
Net loss	$(1,236,709)	$(2,767,013)

GS DESIGN SERVICES

The Company’s specialty equipment manufacturing operations (“GS Design”) were idled during the fourth quarter 2009.  The financial results of  this subsidiary has been presented as discontinued operations during the year ended December 31, 2009. As a result, the Company realized a loss from discontinued operations of $1,267,717 and gain of $542,955 for the twelve months ended December 31, 2009 and 2008, respectively.  The components of discontinued operations for the twelve months ended December 31, 2009 and 2008 are as follows:

	2009	2008
Revenues	$156,653	$5,504,445
Cost of revenues	1,025,269	3,142,935
Gross profit	(868,616)	2,361,510
Selling, general and administrative expense	425,459	1,946,262)
Loss from operations	(1,294,075)	415,248
Interest expense	(13,883)	2,129
Other income and expenses, net	40,242	125,577
Total other income and expense	26,358	127,706
Income before provision for income taxes	(1, 267,717)	542,955
Total provision for tax	--	--
Net loss	$(1,267,717)	$542,955
GS RENTALS

The financial results of GS Rentals, LLC have been presented as discontinued operations during the year ended December 31, 2009. As a result, the Company realized a loss from discontinued operations of $209,219 and $58,955 for the twelve months ended December 31, 2009 and 2008, respectively.  The components of discontinued operations for the twelve months ended December 31, 2009 and 2008 are as follows:

	2009	2008
Revenues	$18,967	$--
Cost of revenues	5,937	16,426
Gross profit	13,030	(16,426)
Selling, general and administrative expense	220,181	17,991
Loss from operations	(207,151)	(34,417)
Interest expense	(2,067)	(24,538)
Other income and expenses, net	--	--
Total other income and expense	(2,067)	(24,538)
Income before provision for income taxes	(209,219)	(58,955)
Total provision for tax	--	--
Net loss	$(209,219)	$(58,955)

BOLLHEIMER & ASSOCIATES

The acquisition of Bollheimer & Associates was rescinded effective November 30, 2009. As a result, the Company realized a loss from discontinued operations of $8,823 and $382,112 for the twelve months ended December 31, 2009 and 2008, respectively.  The components of discontinued operations for the twelve months ended December 31, 2009 and 2008 are as follows:

	2009	2008
Revenues	$25,797	$124,798
Cost of revenues	4,099	35,822
Gross profit	21,699	88,976
Selling, general and administrative expense	30,522	471,088
Loss from operations	(8,823)	(382,112)
Interest expense	--	--
Other income and expenses, net	--	--
Total other income and expense	--	--
Income before provision for income taxes	(8,823)	(382,112)
Total provision for tax	--	--
Net loss	$(8,823)	$(382,112)

MEAN GREEN

The financial results of Mean Green Biofuels Corporation have been presented as discontinued operations during the year ended December 31, 2009. As a result, the Company realized a loss from discontinued operations of $0 and $39,146 for the twelve months ended December 31, 2009 and 2008, respectively.  The components of discontinued operations for the twelve months ended December 31, 2009 and 2008 are as follows:

	2009	2008
Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--
Selling, general and administrative expense	--	--
Loss from operations	--	--
Interest expense	--	--
Other income and expenses, net	--	39,146
Total other income and expense	--
Income before provision for income taxes	--	39,146
Total provision for tax	--	--
Net loss	$--	$39,146
GS FULTON

The Company’s interest in GS Fulton Biodiesel, LLC was subject to forfeiture in 2008 and returned to its owners during 2009. The Company recorded a net loss of $9,673 on the disposal of this minority interest. As a result, the Company realized a loss from discontinued operations of $0 and $57,094 for the twelve months ended December 31, 2009 and 2008, respectively.  The components of discontinued operations for the twelve months ended December 31, 2009 and 2008 are as follows:

	2009	2008
Revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--
Selling, general and administrative expense	--
Loss from operations	--	(57,094)
Interest expense	--	--
Other income and expenses, net	--	--
Total other income and expense	--	--
Income before provision for income taxes	--	(57,094)
Total provision for tax	--	--
Net loss	$--	$(57,094)

NOTE 7	DEPOSITS
The Company has security deposits on property leases in the amount of $37,549 as of the year ending December 31, 2009.  Deposits on property leases at December 31, 2008 were $63,634.

NOTE 8	RESTRICTED CASH
As of December 31, 2009 and 2008, the Company had $0 and $406,954, respectively, in restricted cash.

NOTE 9	GOODWILL AND INTANGIBLE ASSETS
The Company reviews its goodwill annually for possible impairment and more frequently if events or changes in circumstances indicate goodwill might be impaired.  The fair value of the Company’s reporting units is analyzed using a discounted cash flow valuation approach.  The discounted cash flow calculation is made utilizing various assumptions and estimates regarding future revenues and expenses, cash flow and discount rates.  The assumptions used are sometimes significantly different than historical results due to the Company’s current business initiatives.  If the Company fails to achieve results in line with the assumptions used, intangible assets may be impaired.  Possible impairment may exist if the fair value computed using the discounted cash flow valuation approach is lower than the carrying amount of the reporting unit (including goodwill).  Further analysis would be required if possible impairment exists by comparing the implied fair value of the reporting unit, which is the excess of the fair value of the reporting unit over amounts assigned to the reporting unit’s assets and liabilities, to the carrying amount of goodwill.  If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value, an impairment loss equal to the difference would be recorded and goodwill would be written down.

The Company tests goodwill and intangible assets annually for impairment at the reporting level using a two step process.  The Company’s reporting units are: Equipment & Technology Sales and Biofuel Production & Sales.

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

The second step includes the following review criteria: (a) measuring the amount of impairment loss; (b) the implied fair market value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined; (c) in order to determine the implied fair value of the goodwill, we value all assets; (d) assets subject to testing under ASC 350-20-55-24, Intangibles – Goodwill and Other must be tested before goodwill can be tested under ASC 350-20-55-24, Intangibles – Goodwill and Other; and (e) if the carrying amount of a reporting unit goodwill exceed the implied fair value of that goodwill, then an impairment loss is recognized for an amount equal to that excess.

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

The Company’s weighting of valuation methods for the year ended December 31, 2008 was similar for both Sustainable and NextGen.  Sustainable Systems’ cash flow projections used to determine the purchase price relied on the representation by the sellers that Sustainable Systems held clear title to its Culbertson, Montana based oilseed crushing facility, and the ability to obtain expansion capital that would have expanded capacity to 600 tons per day from 100 tons per day. The Company learned in early 2008 that Sustainable Systems did not hold clear title to its crushing facility, but rather merely the right to acquire the facility upon the payment of additional capital. The Company was consequently not able to obtain that financing on the time frame initially projected and subsequently initiated suit against the selling shareholders in this regard. This affected our cash flow projections and, since the asset and book value did not change, our analysis was weighted towards a Discounted Cash Flow Approach as well as a Market Multiple Approach.

For the year ended December 31, 2008, NextGen’s original purchase price was determined by assuming that NextGen would be able to sell biodiesel equipment to a then-rapidly growing biodiesel market. This market had increased dramatically in size during the 3 years prior to the completion of the acquisition. About 6 months after the acquisition, commodity prices increased to the point where making biodiesel for many potential clients was no longer as profitable as it once was. This led to a significant reduction in biodiesel plant construction activities. Therefore, our valuation analysis put additional weight towards the Discounted Cash Flow Analysis and the Market Multiple Approach since both were used in the original purchase price.  Book Value was felt to have little bearing on the impairment at the time.

The material assumptions used for Sustainable Systems assumed that the expansion would not be completed we then forecast sales using the 2008 financials as a base year and then increased sales by 6.5% per year thereafter and expenses by 3%. We assumed an operating margin and a net margin between 8 and 13% throughout the forecast period.  For NextGen Fuel we assumed the sale of only one 10 million gallon per year system per year (versus three systems per year) for the same projection period of 2009 to 2014, and we assumed the same sales increase of 6.5% and the same 3% per year increase in expenses.

As a result of the Company’s annual assessment of goodwill and intangibles for the year ended December 31, 2008, in accordance with ASC 350-20-55-24, Intangibles – Goodwill and Other, the Company concludes that an impairment of its energy technology intangibles existed. The Company’s results for the year ended December 31, 2008 includes a non-cash pre-tax write-down of intangible assets impairment charge of $10,143,288. This impairment results from the Company’s year-end analysis of its energy technology intangibles for its Equipment and Technology Reporting Unit.

As a result of our annual assessment of goodwill in accordance with ASC 350-20-55-24, Intangibles – Goodwill and Other, the Company concluded that an impairment of its goodwill existed.  The Company’s results for the year ended December 31, 2009 includes a non-cash pre-tax goodwill impairment charge of $7,281,993 related to the acquisition of Biofuel Industries Group, LLC (“BIG”).

As a result of our 2008 annual assessment of goodwill in accordance with ASC 350-20-55-24, Intangibles – Goodwill and Other, the Company concluded that an impairment of its goodwill existed. The Company’s results for the year ended December 31, 2008 included a non-cash pre-tax goodwill impairment charge of $8,786,183. This impairment results from the Company’s year-end analysis of goodwill for its Culinary Oil Production and Sales and Equipment and Technology Sales Reporting Units, which demonstrated goodwill impairment of $7,458,877 and $1,327,306, respectively.

On September 13, 2006, GS AgriFuels entered into a financing agreement with Sustainable Systems, LLC whereby GS AgriFuels would invest a total of $3,000,000 into the company for a 15% stake in the company.  As of March 6, 2007, we had acquired an approximately 15% interest through advances of $2,000,000, accounted for under the cost method.  On March 6, 2007, GS AgriFuels completed the acquisition of the remaining approximately 85% of the outstanding capital stock of Sustainable Systems, Inc.  The total negotiated purchase price was $12,657,093, to be paid as follows: $100,000 in a short term note payable,  notes payable issued to the sellers for $1,900,000, two convertible debenture issued to the sellers totaling $7,104,018, and $3,553,075 in GS AgriFuels’ common stock at an agreed upon fair value of $4.50 per share.  The $1.9 million note were agreed to be due upon the completion and commissioning of Sustainable’s current plant expansion.  The two $3.55 million debentures were agreed to be due on the first anniversary of the closing and the second anniversary of the closing, respectively. The excess of the purchase price over the net liabilities acquired had been recorded as goodwill in the amount of $13,158,877 as of December 31, 2007.

On October 31, 2006, the Company’s subsidiary, GS AgriFuels completed the acquisition of NextGen Fuel, Inc.  Cash in the amount of $17,000,000 was paid for the acquisition of NextGen Fuel with an additional $4,204,437 in seller holdback. The fair value of the net assets acquired was $1,050,621 with the excess purchase price of $20,153,816 to be allocated to intangible assets.  GS AgriFuels allocated $14,700,000 to energy technology intangibles, and recorded $5,453,816 at the time of the NextGen closing.  For the year ended December 31, 2008, the Company tested for impairment of the goodwill related to NextGen Fuel, Inc.  Based on management’s evaluation, the carrying value related to NextGen Fuel, Inc. exceeded the implied fair value.  As of December 31, 2008, the Company recorded a $10,143,288 write-off of the net book amount allocated to energy technology.

Effective January 1, 2008, the Company acquired 100% of the stock of Bollheimer & Associates, Inc. (“BA”).  The total purchase price is $450,000 in cash plus shares of performance based Series B Preferred Stock that are convertible into 500,000 shares of Company common stock. The cash portion of the acquisition price is to be paid in five installments (the first of which was paid at closing), with the last installment due on or before January 1, 2011 provided that BA continues to generate at least $125,000 in gross sales per year for the next three years. The excess of the purchase price over the net assets had been recorded as Goodwill in the amount of $421,727.

Effective May 15, 2008, the Company and Biofuel Industries Group, LLC (d/b/a NextDiesel™) (“BIG”) entered into an Exchange Agreement pursuant to which the Company exchanged 20,000,000 common shares and 20,000 preferred shares in return for 100% of the equity of BIG subject to the redemption by BIG of BIG’s “Class A Membership Units” for a total of $9 million preferred equity interest with a 12% coupon commencing January 30, 2009 at a rate equal to 30% of BIG’s net cash flows (after all operating costs and regular debt payments have been paid) (the “Class A Redemption”). The $9 million preferred equity interest is mandatorily redeemable if it is not paid on or before the twentieth anniversary of closing and is classified as a liability under the provisions of ASC Distinguishing Liabilities from Equity.   The excess of the purchase price over the net assets had been recorded in goodwill in the amount of $7,281,993.  The Company is in the process of obtaining a third-party valuation of certain assets and liabilities, including acquired intangible assets and finalizing its own internal assessment of the purchase price allocation. Thus, the preliminary allocation of purchase price will change, and such change could be material. The Company anticipates completing the purchase price allocation and reporting in future filings as required by ASC 805 Business Combinations regarding business combinations.

The Company’s intangible assets at December 31, 2009 and 2008, respectively, include the following:

Patent	$50,000	$50,000
Website	45,076	45,076
Accumulated amortization	(57,885)	(58,132)
Intangible assets, net	$37,191	$50,478
Amortization of intangible assets was $13,287 and $13,287 for the twelve months ended December 31, 2009 and 2008 respectively. Estimated amortization expense for future years is as follows:

2010	$5,093
2011	5,093
2012	5,093
2013	3,203
Thereafter	19,548
Total	$37,991
The changes in the carrying amount of goodwill during the twelve months ended December 31, 2009 and 2008 are as follows:

	Equipment &Technology Sales	Culinary Oil Production	Biofuel Production	Total
Balance at January 1, 2008	$905,579	$--	$--	$905,579
Goodwill Acquisition	5,453,816	13,158,877	--	18,612,693
Impairment/Loss	(5,453,816)	(5,700,000)	--	(11,153,816)
Balance at December 31, 2008	905,579	7,458,877	--	8,364,456
Goodwill Acquisition	421,727	--	7,281,993	7,703,720
Impairment/Loss	(1,327,306)	(7,458,877)	(7,281,993)	(16,068,176)
Balance at December 31, 2009	$--	$--	$--	$--

NOTE 10	PROPERTY AND EQUIPMENT
Property, plant and equipment consisted of the following:

	2009	2008
Furniture and fixtures	$32,484	$32,484
Machinery and equipment	75,634	125,515
Computer equipment	35,584	37,747
Processing equipment	11,413,724	11,040,396
Sub-total	11,557,427	11,236,142
Less accumulated depreciation	(1,724,036)	(694,435)
Total	$9,833,390	$10,541,706
For the years ended December 31, 2009 and 2008, total construction in progress related to the Company’s corn oil extraction systems that are currently being installed and are not yet in service was $4,544,719 and $4,541,554, respectively. Depreciation charged to operations was $1,067,784 and $1,397,876 for the years ended December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, the Company recorded $30,426 and $412,528 in write-downs due the impairment of assets relating to property and equipment.  In 2008, GS Design wrote off $412,528 on the construction in progress related to a feedstock pre-treatment system. These impairments are included in the loss from discontinued operations for the years ended December 31, 2009.

The estimated completion times for assets recorded in construction in progress are as follows:

Location	Current Status
Oshkosh, Wisconsin	Operational
Medina, New York	Operational
Marion, Indiana	Operational
Riga, Michigan	Operational
Lakota, Iowa	Operational

NOTE 11	LINES OF CREDIT
Revolving Line of Credit for Construction of Corn Oil Extraction Facilities

On January 25, 2008, GS COES (Yorkville I), LLC, a subsidiary of the Company, closed on the terms of a Credit Agreement with YA Global Investments, LP (“YAGI”).  On July 1, 2008, the Credit Agreement was amended to extend the commencement of payments to YAGI to October 1, 2008 and to extend all performance timelines to December 31, 2008. On December 11, 2008, the Credit Agreement was amended to extend the maturity date to January 31, 2011, to increase the revolving availability to $13,750,000, and to restructure the repayment provisions such that amounts advanced by YAGI would be repaid on the closing of financing from CleanBioenergy Partners, LLC, an affiliate of GE Energy Financial Services. The Credit Agreement was issued for the purpose of constructing and installing corn oil extraction facilities based on the Company’s patented and patent-pending corn oil extraction technologies. While the revolving availability under the line of credit was increased to $13,750,000 in the December 11, 2008 amendment, and the Company was otherwise in compliance with the amended terms, the Company was unable to access the additional availability. The balance on the line of credit was $10,000,000 as of December 31, 2008, interest is accruing at the rate of 20% per annum, and the line and accrued interest is payable at the maturity date. The December 11, 2008 amendment also added a term allowing YAGI to convert  interest  and principal  into common stock of the Company at a  conversion  price equal to the  lesser  of (a) $1.25 or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. The Company restructured this line of credit with YAGI effective December 9, 2009.  The balance on the line of credit as of December 31, 2009 was $0. The Company accounted for the YAGI line of credit dated January 25, 2008 in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the YAGI line of credit could result in the principal being converted to a variable number of the Company’s common shares. The carrying amount of the line has been restated for the prior year. The Company determined the value of the YAGI line of credit at issuance to be $11,044,838 which represented the face value of the principal plus the present value of the conversion feature. The liability for the conversion feature shall increase from its present value of $1,044,838 at issuance to its estimated settlement value of $1,111,111 at December 31, 2010.  For the year ended December 31, 2009, the estimated settlement value of $1,111,111 was recognized as a gain on extinguishment of debt upon the restructure of the YAGI line of credit.

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

NOTE 12	FINANCING ARRANGEMENTS
The following is a summary of the Company’s financing arrangements as of December 31, 2009 and 2008:

Current portion of long term debt:	12/31/2009	12/31/2008
Note payable from GS AgriFuels to Stillwater	$2,071,886	$2,071,886
Purchase obligations from GS AgriFuels to NextGen sellers	3,979,437	3,979,437
Purchase obligations from GS AgriFuels to Sustainable Systems sellers	802,341	1,017,451
Asset retirement obligation, current	40,253	277
Note payable to GS EnviroServices	100,000	100,000
Vehicle loans and other short term borrowings	50,790	110,769
Mortgages and other term notes	--	29,404
Current portion of convertible notes payable from GS CleanTech	1,734,579	1,734,579
Total current portion of long term debt	$8,779,466	$8,785,668

Long-term debt, net of current maturities:
Mortgages and other term notes	$20,774	$534,821
Total long term debt	$8,800,240	$9,320,489

Asset retirement obligation:
Asset retirement obligation	$611,206	$247,462

Current portion of convertible debentures:
Convertible debenture due to YA Global Investments, LP	$3,200,000	$7,449,631
Convertible debentures due to Acutus Capital, LLC	--	485,000
Note discounts	(65,456)	--
Convertible debentures due to JMJ Financial Corporation	542,109	--
Convertible debentures due to Minority Interest Fund (II)	4,248,414	1,514,201
Convertible debentures due to Mammoth Corporation	209,914	--
Convertible debentures due to Viridis Capital	282,938	--
Conversion liabilities	717,225	53,469
Convertible debenture payable from GS AgriFuels to Sustainable Systems sellers (contingent)	1,499,990	1,902,140
Convertible debenture payable from GS AgriFuels to Sustainable Systems sellers (contingent)	1,499,995	1,902,147
Total current portion of convertible debentures	$12,135,129	$13,692,720

Long-term convertible debenture:
Convertible debenture to YA Global Investments, LP	39,229,712	22,714,329
Conversion liabilities	3,912,088	--
Note discounts	--	(302,070)
Total long-term convertible debentures	$43,141,800	$21,188,196

The convertible debentures noted above are convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of December 31, 2009 and the Company’s ability to meet such obligations:

Year	Amount
2010	$20,262,826
2011	39,250,486
2012	--
2013	--
2014 and thereafter	--
Total minimum payments due under current and long term obligations	$59,513,312

NOTE 13	NOTES PAYABLE – RELATED PARTIES
During the twelve months ended December 31, 2009, the Company borrowed $20,000 from Edward Carroll, the Company’s Chief Financial Officer. The note carried interest at 5% per year and was payable upon demand. The Company repaid the loan in full during the year ended December 31, 2009.  The balance as of December 31, 2009 was $0.

During the year ended December 31, 2008, the $410,930 note payable the Company owed to Viridis Capital, LLC was purchased by Minority Interest Fund (II), LLC (“MIF”). Kevin Kreisler, the sole member of Viridis Capital, is the Chairman and Chief Executive Officer of the Company.

NOTE 14	VEHICLE LOANS
The Company had one vehicle loan with an interest rate of 10.79%.  This loan matures in April 2013.  As of December 31, 2009 and 2008, the vehicle notes totaled $20,987 and $24,052, respectively.

NOTE 15	ASSET RETIREMENT OBLIGATION
Pursuant ASC 410-20, Asset Retirement Obligations, the Company has recognized the fair value of the asset retirement obligation for the removal of its COES systems. The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value as of December 31, 2009, and the capitalized cost to date approximated $651,000. The Company has recognized $1,905 due to accretion from the acquisition dates. The Company has determined a range of abandonment dates between December 2018 and December 2019 and a total salvage value of $250,000 per system. The following represents the amount of the retirement obligation at the beginning and end of the years ended December 31, 2009 and 2008:

	2009	2008
Beginning balance at January 1	$247,462	--
Liabilities incurred during the period	--	246,840
Increase in estimated costs	402,715	--
Liabilities settled during the period	--	--
Accretion of interest	1,282	623
Ending balance at December 31	$651,182	$247,462

NOTE 16	DEBT AND PURCHASE OBLIGATIONS
CONVERTIBLE DEBENTURES

Restructuring Agreements with YA Global Investments, LP

On December 9, 2009, the Company and YAGI entered into a Restructuring Agreement. The Restructuring Agreement provided for the exchange of all convertible debentures (the “Senior  Loans”) and accrued interest in the amount of $42,727,603 issued by the Company and its subsidiaries to YAGI for an amended and restated debenture (the “A&R Debenture”) in the amount of $42,727,603. The net aggregate principal amount of the restated debentures was $42,406,275 as of December 31, 2009.

The terms of the amended and restated debenture are:

➢
YA Global shall have the right, but not the obligation, to convert any portion of the A&R Debentures into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) ninety percent (90%) of the lowest daily volume weighted average price of the Company’s common stock during the twenty (20) consecutive trading days immediately preceding the conversion date. Each Installment Payment shall be reduced by the amount of any conversions performed by YA Global on a cumulative basis. YA Global will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the outstanding the Company’s common shares.

➢
The A&R Debenture is payable in cash or the Company’s common stock at the rate of $800,000 per quarter for the four calendar quarters commencing January 1, 2010, and the sum of $1,200,000 per quarter commencing January 1, 2011.

➢	All unpaid interest and principal will be due and payable on March 31, 2011.
➢	The debentures bear interest at 6% per annum.
When the Company restructured the convertible debentures, the outstanding balances owed on the debentures as well as all the accrued interest were rolled into the new debentures.  The restructuring does scope out of ASC  470.60  Troubled Debt Restructuring by Debtors due to a reduction of the stated interest rate, the debentures, line of credit and related accrued interest owed by various subsidiaries were rolled into the new debenture owed by the Company as well as the extension of the maturity date.  The face amount of the note and the amount of accrued interest was not reduced nor did the Company did transfer any receivables or other assets from third parties to the creditor in order to fully or partially reduce the debt.  Accordingly, under ASC  470-60  Troubled Debt Restructuring by Debtors, there is no change in the carrying value of the debt since the carrying amount of the original debt is exceeded by the total future cash payments under the restructured debt.

Amended Forbearance Agreement

In connection with the financing transactions described above, YAGI entered into a Global Forbearance Agreement with the Company and Viridis Capital, LLC (the Company’s majority shareholder) pursuant to which the parties agreed that, subject to the satisfaction of certain specified conditions, they would restructure about $42,727,603 in senior secured debt issued by the Company and its subsidiaries to YA Global (the "Senior Loans"). In consideration of the undertakings by the Company and its affiliates in the Agreement, YA Global agreed to forbear enforcing the rights that have accrued to it by reason of the Company's several defaults under the terms of the Senior Loans, subject to the satisfaction of certain conditions.

YA Global's agreement to forbear under the Agreement shall be subject to the satisfaction of certain conditions. Among the conditions is a requirement that the holders of all other obligations for borrowed money issued by the Company shall subordinate their rights to those of YA Global, and that the holders of any convertible debentures shall agree that the aggregate conversions of such debentures and/or subsequent sales of common stock in any given month shall not exceed five percent of the preceding month's total value traded for the common stock.

Restatement of Guarantees by GreenShift, Viridis Capital, LLC and Kevin Kreisler

YA Global shall have the continuing right under the Agreement to exercise its rights as a secured creditor with respect to certain shares of preferred stock in the Company and EcoSystem Corporation beneficially owned by Viridis that have been pledged by Viridis to YA Global, including, without limitation, the right to require the conversion of any such preferred shares into common stock, and to have such common stock transferred into the name of YA Global and sold. The proceeds received by YA Global from any such sales, net of reasonable costs and expenses, shall be applied towards reduction of the amounts due under the A&R Debenture and related documents.

OTHER CONVERTIBLE DEBENTURES

On June 9, 2009, JMJ Financial Corporation (“JMJ”) issued the Company a 14.4% secured promissory note in the amount of $500,000 (the “JMJ Note”) in return for $600,000 in 12% convertible debt (the “JMJ Debenture”) issued by the Company. A debt discount for the difference of $100,000 is being amortized over the life of the debt. During 2009, $107,891 of the JMJ Note was converted into ___________________  shares of common stock. The principal balance due under the JMJ Note was $542,109 as of December 31, 2009 and accrued interest receivable under the JMJ Note was $38,540. The principal and accrued interest for the JMJ Note and JMJ Debenture have been presented as of December 31, 2009, at their face value, without offset.  The JMJ Debenture is convertible into Company common stock at a rate equal to 70% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the JMJ Debenture dated June 9, 2009 in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMJ Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the $600,000 JMJ Debenture at June 9, 2009 to be $793,195 which represented the face value of the debenture plus the present value of the conversion feature. The value of the conversion feature also increased by $12,835 during 2009 from the assignment of $50,000 in debentures from MIF and accretion of interest that is convertible. For the year ended December 31, 2009, an expense of $12,395 has been recorded as interest expense for the accretion of the value of the conversion liability. In addition, the value of the conversion feature has been reduced by $31,753 for the present value of the conversion liability from debt conversions. The liability for the conversion feature shall increase from its carrying value of $186,672 at December 31, 2009 to its estimated settlement amount of $263,337 at June 11, 2012.   Amortization of the debt discount was $34,544 for the year ended December 31, 2009. The carrying value of the $600,000 JMJ Debenture was $663,325 at December 31, 2009. For the year ended December 31 2009, interest expense of $38,541for these obligations was incurred.

During the year ended December 31, 2008, the Company issued convertible debentures to Acutus Capital, LLC (“Acutus”) in the amounts of $500,000, $250,000 and $235,000.  The convertible debentures to Acutus bore interest at a rate of 20% per year and matured on November 1, 2008, December 31, 2008 and February 15, 2009, respectively.  Acutus was entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to $1.25 per share. The Company accounted for the debentures in accordance ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the fair value of the Acutus debentures at December 31, 2008 to be $538,469 which represented the face value of the debenture plus the present value of the conversion feature. As of June 30, 2009, an expense of $420 has been recorded as interest expense for the accretion of the value of the conversion liability. The carrying value of the Acutus Debenture was $538,889 at June 30, 2009. The obligation to pay this debenture was assumed by Minority Interest Fund (II), LLC effective July 1, 2009. For the year ended December 31, 2009, interest expense of $48,101 for these obligations was incurred.

As of December 31, 2008, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate amount of $1,386,851  (the “MIF Debenture”). This amount includes the $410,930 in notes payable that MIF purchased from Viridis Capital, LLC (“Viridis”), $757,853 in convertible debt that were purchased from Candent Corporation (“Candent”), and $500,000 in convertible debt that was purchased from Acutus, as well as an additional $151,000 in new convertible debt that MIF purchased during December 2008. The total convertible debentures due to MIF were reduced by $432,932 during the year ended December 31, 2008, after MIF purchased the debenture payable to the Company from EcoSystem Corporation by reducing the amount of the convertible debt the Company owed to MIF bringing the year-end balance to $1,386,851. The convertible debt issued to MIF bears interest at a rate of 20% and matures on December 31, 2010. MIF is entitled to convert the accrued interest and principal of the MIF convertible debenture into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 per share or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. During the nine months ended September 30, 2009, MIF purchased additional debentures issued by the Company in the amount of $3,874,230; assumed the obligation to pay $485,000 in debentures due to unrelated third parties from the Company; converted $837,343 of the principal balance due to MIF into 256,397,181 shares of  Company common stock, and assigned $415,000 of the principal amount due to MIF to RAKJ Holdings, Inc. (“RAKJ”) ($315,000) and Mammoth Corporation (“Mammoth”) ($100,000).  An additional 40,135,327 shares converted was used to reduce principal by $40,135. The Company accounted for the MIF Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MIF Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The carrying amount of the debenture has been restated for the prior year. The Company determined the value of the MIF Debenture at December 31, 2008 to be $1,514,201 which represented the face value of the debenture of $1,386,851 plus the present value of the conversion feature. During the year ended December 31, 2009, the Company recognized additional conversion liabilities at present value of $500,650 for additional funding received, recognized a reduction in the conversion liability at present value of $216,675 for the conversions and recorded an expense of $34,456 as interest expense for the accretion of the present value of the conversion liability for the nine months. The carrying value of the MIF Debenture was $4,694,195 at December 31, 2009, and included principal of $4,248,414 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $445,781 at December 31, 2009 to its estimated settlement value of $489,945 at December 31, 2010. Interest expense of $543,490 for these obligations was accrued for the year ended December 31, 2009.

During 2009, RAKJ fully converted the amount due under its $315,000 debenture into 134,631,965 common shares.  The Company accounted for the RAKJ Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the RAKJ Debenture could result in the note principal being converted to a variable number of the Company’s common shares. Interest expense of $5,228 for these obligations was incurred during 2009. The principal balance due to RAKJ at December 31, 2009 was $0.

During 2009, MIF assigned $400,000 in convertible debt to Mammoth (the “Mammoth Debenture”). Mammoth is entitled to convert the accrued interest and principal of the Mammoth Debenture into common stock of the Company at a conversion price equal to 50% of the average closing market price for the five trading days preceding conversion. During 2009, Mammoth converted $190,086 on this debenture into 41,958,043 common shares. The Company accounted for the Mammoth Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Mammoth Debenture could result in the note principal being converted to a variable number of the Company’s common shares. Interest expense of $5,228 for these obligations was incurred during 2009.  The Company determined the value of the Mammoth Debenture at September 15, 2009 (date of issuance) to be $124,959 which represented the face value of the debenture of $100,000 plus the present value of the conversion feature. During 2009, the Company recognized increases in fair value of the conversion features of $107,825, a reduction in conversion liability at present value of $64,790 for the conversions and recorded an expense of $12,023 as interest expense for the accretion of the present value of the conversion liability for the period. The carrying value of the Mammoth Debenture was $264,972 at December 31, 2009, including principal of $209,914 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $55,058 at December 31, 2009 to its estimated settlement value of $106,638 at December 31, 2010.

CONVERTIBLE NOTES

On September 4, 2008, the Company’s subsidiary, GS CleanTech Corporation, entered into a series of convertible notes totaling $1,734,579.  The notes shall bear interest at a rate 20% per annum and mature on December 31, 2010. The notes are convertible into shares of GS CleanTech subsidiary preferred stock (par $0.001) at the closing by GS CleanTech of a planned Preferred Stock Financing at a 15% discount to the final terms of any such Preferred Stock Financing. Interest expense of $297,069 for these obligations was incurred during 2009.  The balance of the loans was $1,734,579 as of December 31, 2009.

OTHER CONVERTIBLE SECURITIES

ASC 480, Distinguishing Liabilities from Equity sets forth the requirements for determination of whether a financial instrument contains an embedded derivative that must be bifurcated from the host contract, therefore the Company evaluated whether the conversion feature for Series D Preferred Stock would require such treatment; one of the exceptions to bifurcation of the embedded conversion feature is that the conversion feature as a standalone instrument would be classified in stockholders’ equity.  Management has determined that the conversion option would not be classified as a liability as a standalone instrument, therefore it meets the exception for bifurcation of the embedded derivative under ASC 815 Derivatives and Hedging.  ASC 815 Derivatives and Hedging addresses whether an instrument that is not under the scope of ASC 480, Distinguishing Liabilities from Equity would be classified as liability or equity; one of the factors that would require liability classification is if the Company does not have sufficient authorized shares to effect the conversion.   If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company.  The Series D Preferred Stock is owned by an entity controlled by Kevin Kreisler, the Chairman of GreenShift.  If all the Series D shares were converted and exceeded the number of authorized common shares, there would be no contingent factors or events that a third party could bring up that would prevent Mr. Kreisler from authorizing the additional shares.  As Mr. Kreisler is the majority shareholder, there would be no need to have to go to anyone outside the Company for approval.  As a result, the share settlement is controlled by the Company and with ASC 815 Derivatives and Hedging.  The Company assessed all other factors in ASC 815 Derivatives and Hedging to determine how the conversion feature would be classified.

NOTES PAYABLE

GS CleanTech Corporation

On November 17, 2008, GS CleanTech Corporation entered into a bridge loan with GS EnviroServices in the amount of $100,000.  The loan accrues interest at the rate of 15% per annum.  The principal amount of the loan and all accrued interest is due on or before December 15, 2008.  For the years ending December 31, 2009 and 2008, interest expense of $15,000 and 1,932, respectively, for this obligation was incurred. The principal balance of this note at December 31, 2009 was $100,000. This note was forgiven by GS EnviroServices in January 2010.

Stillwater Asset Backed Fund, LP

On October 30, 2006, NextGen Acquisition, Inc., a subsidiary of GS AgriFuels that was formed to facilitate the acquisition of NextGen Fuel Inc., sold to Stillwater Asset-Based Fund, LP a Term Note in the principal amount of $6 million.  In conjunction with the financing NextGen Acquisition paid an origination fee of $75,000, prepaid interest of $300,000, legal fees of $35,225, and received net proceeds of $5,589,775.  NextGen Acquisition used $4,879,236 of the proceeds to acquire NextGen Fuel, Inc., made a loan totaling $568,958 to GS Design, Inc. (a subsidiary of the Company), and repaid the Company $141,580 for amounts paid by the Company in connection with the NextGen Fuel, Inc. acquisition.  The Term Note accrues interest at a rate of 20% per annum.  Monthly payments of principal and interest were due beginning February 1, 2007, with a monthly principal amount of at least $300,000 and additional principal payments made as a percentage of cash receipts of NextGen Fuel, Inc.  On July 31, 2007, NextGen Acquisition, Inc. entered into Amendment 1 to the Credit Agreement with Stillwater Asset-Based Fund, LP.  According the Amendment, NextGen received an additional principal amount of $555,600.  In conjunction with the refinancing, NextGen Acquisition paid a financing fee of $72,880 and legal fees of $24,245, $13,125 of which was paid via $17,500 shares of GS AgriFuels common stock.   According to the amended terms, all amounts of principal and interest not previously satisfied will be due on December 31, 2010.  Monthly payments have been adjusted as follows: interest only August 2007 payment; September and October 2007 payments would be an amount equal to the applicable Biodiesel Systems Net Revenue Repayment Percentage of 10% (the Biodiesel Systems Net Revenue is a defined term in the relevant agreements and it is defined as gross cash receipts received during the preceding month); November 2007 through January 2008 payments would be an amount equal to the $200,000 plus the applicable Biodiesel Systems Net Revenue Repayment Percentage; and, payments from February 2008 until the Maturity Date would be an amount equal to $300,000 plus the applicable Biodiesel Systems Net Revenue Repayment Percentage with all outstanding obligations due and payable on the final Maturity Date.  The obligations of NextGen Acquisition Inc. under the Term Note have been guaranteed by the Company, GS AgriFuels, NextGen Fuel, Inc., and by the following affiliates: GS Design, Inc., GS Rentals, LLC and Viridis Capital, LLC (the “Guarantors”).  Each of the Guarantors has pledged its assets to secure its guaranty. For the year ending December 31, 2009, interest expense of $211,793 for this obligation was incurred.  The principal balance of this note at December 31, 2009 and 2008 was $2,071,886 and $3,800,000, respectively. On September 30, 2008, NextGen Acquisition and GreenShift, in its capacity as a Guarantor, entered into a forbearance agreement and amendment to the credit agreement with Stillwater providing for the following amended terms: (a) the issuance of 250,000 shares of GreenShift common stock; (b) the payment of about $35,000 in interest on December 15, 2008; and (c) the payment of $600,000 on or before January 15, 2009 upon closing on GreenShift’s then-pending financing with CleanBioenergy Partners, LLC (see Note 17, Commitments and Contingencies, Other Agreements, below). The CleanBioenergy financing failed to close as expected during the first quarter of 2009 (see Note 25, Subsequent Events, below). NextGen Acquisition failed to make any of the agreed-upon payments and the Stillwater loan is currently in default. The Company is currently exploring opportunities to liquidate its interest in NextGen Acquisition under conditions that would eliminate the Company’s obligation to Stillwater.

PURCHASE OBLIGATIONS

NextGen Selling Shareholders

On October 30, 2006, a wholly-owned subsidiary of GS AgriFuels purchased 100% of the outstanding capital stock of NextGen Fuel, Inc. The purchase price was $21,204,437, of which $17,000,000 was paid at closing leaving a holdback obligation to the selling shareholders totaling $4,204,437. $3,204,437 of the holdback would be due when NextGen Fuel realized revenue of $7,500,000 subsequent to the acquisition subject to certain working capital adjustments and provided that there are no claims for indemnification or otherwise against the selling shareholders.  The remaining $1,000,000 holdback, with interest at 6% per annum, is due to a former sales consultant to NextGen and a selling shareholder subject to the payment by customers for biodiesel production systems totaling forty million gallons per year of production capacity subject to certain working capital adjustments and provided that there are no claims for indemnification. To the extent due, and prior to accounting for any claims for indemnification, the balance of the estimated holdback at December 31, 2009 was $3,979,437.

Sustainable Selling Shareholders

On March 26, 2007, GS AgriFuels purchased the remaining 85% of the outstanding capital stock of Sustainable Systems, Inc.  (GS AgriFuels had previously purchased 15% of the capital stock of Sustainable). The purchase price was approximately $12.6 million of which $100,000 was payable at closing, a note was issued for approximately $1.9 million and two $3.55 million debentures were issued to the selling shareholders totaling $9,004,018. The $1.9 million note was to be due upon the completion and commissioning of Sustainable’s current plant expansion. The relevant acquisition agreements with the selling shareholders are in default due to the disclosure by the selling shareholders that Sustainable owned its Culbertson, Montana-based oilseed crushing facility (“Culbertson”) when in fact Sustainable merely held the right to purchase the Montana facility at the time of the acquisition by GS AgriFuels; the failure to disclose by the selling shareholders that Sustainable’s right to purchase the Montana facility, as well as any investment made in the Montana facility, was subject to forfeiture within months of entering into the acquisition agreements with GS AgriFuels; and, the provision by the selling shareholders of materially false financial statements. This matter and the extent of the relevant parties’ obligations under the relevant acquisition agreements and otherwise are the subject of a litigation initiated by GS AgriFuels against the selling shareholders. Three of the selling shareholders, corresponding to about 60% of the selling shareholders’ prior ownership interest in Culbertson, have entered into settlement agreements pursuant to which GS AgriFuels has been released from the pro-rated Purchase Obligation previously attributable to these shareholders.

On September 30, 2008, the Company and Paul Miller, a former shareholder of Sustainable and the current President of Sustainable, entered into a Mutual Consent and Release Agreement in which Mr. Miller agreed to cancel all payment obligations and waived all amounts that may have payable by GS AgriFuels under the Sustainable acquisition agreements. As a result, the amounts due to the selling shareholders under the convertible debentures were reduced by $3,299,731 from and the note payable was reduced by $882,549 by the reduction in amounts due to Mr. Miller resulting in a $4,536,915 gain from the forgiveness of debt which was recognized during the year ended December 31, 2009.  For the twelve months December 31, 2009, interest expense of $222,402 for these obligations was incurred and accrued.

Bollheimer & Associates

During 2008, the Company agreed to purchase 100% of the stock of Bollheimer & Associates, Inc., for $400,000.  An initial payment of $80,000 was made at closing. The remaining amount did not bear interest and was payable in the amount of $80,000 on or before July 1, 2008, October 1, 2008 and January 1, 2009 with the remaining $80,000 due on or before January 1, 2011 subject to certain sales based hurdles.  The acquisition of Bollheimer & Associates was rescinded effective November 30, 2009. According to the terms of the rescission, the initial deposit of $80,000 was forfeited and the remaining amount owed under the purchase obligation is no longer due. The debt forgiveness income from this rescission of $320,000 has been recorded within the loss from discontinued operations on the Statement of Operations.

NOTE 17	COMMITMENTS AND CONTINGENCIES
FACILITIES

GreenShift’s corporate headquarters is located in New York, New York.  The New York lease is a five year lease terminating in June 2011.  The monthly lease payment is $8,800. The Company maintains its engineering and manufacturing services in Alpharetta, Georgia.  The Alpharetta lease is a three year term terminating in February 2011. The monthly lease payment is $1,480.

INFRINGEMENT

On October 13, 2009, the U.S. Patent and Trademark Office issued U.S. Patent No. 7,601,858, titled "Method of Processing Ethanol Byproducts and Related Subsystems” (the ’858 Patent) to GS CleanTech Corporation, a wholly-owned subsidiary of GreenShift Corporation. On October 27, 2009, the U.S. Patent and Trademark Office issued U.S. Patent No. 7,608,729, titled "Method of Freeing the Bound Oil Present in Whole Stillage and Thin Stillage” (the ’729 Patent) to GS CleanTech. Both the ‘858 Patent and the ‘729 Patent relate to the Company’s corn oil extraction technologies.

On October 13, 2009, GS CleanTech filed a legal action in the United States District Court, Southern District of New York captioned GS CleanTech Corporation v. GEA Westfalia Separator, Inc.; and DOES 1-20, alleging infringement of the ‘858 Patent. On October 13, 2009, GS CleanTech filed a Motion to Dismiss with the same court relative to a separate complaint filed previously by Westfalia alleging (1) false advertising in violation of the Lanham Act § 43(a); (2) deceptive trade practices and false advertising in violation of New York General Business Law §§ 349, 350 and 350-a; and (3) common law unfair competition. On October 13, 2009, Westfalia filed its First Amended Complaint in the matter captioned GEA Westfalia Separator, Inc. and Ace Ethanol, LLC v. GreenShift Corporation, which complaint included Ace Ethanol, an ethanol production company, and added claims seeking a declaratory judgment of invalidity and/or non-infringement of the ‘858 Patent. On October 13, 2009, ICM, Inc. filed a complaint in the United States District Court, District of Kansas  in the matter captioned ICM, Inc. v. GS CleanTech Corporation and GreenShift Corporation, alleging unfair competition, interference with existing and prospective business and contractual relationships, and deceptive trade practices. ICM is also seeking declaratory judgment of invalidity and non-infringement of the ‘858 Patent.  On October 15, 2009, GS CleanTech filed a Notice of Filing First Amended Complaint for infringement of the ‘858 Patent, along with a copy of the First Amended Complaint, which added ICM, Ace Ethanol, Lifeline Foods LLC and ten additional DOES as defendants in the case pending in the Southern District of New York.  In October 2009, GS CleanTech filed a Motion to Dismiss or Transfer the case to New York with respect to ICM’s Kansas lawsuit. These matters were only recently commenced, there have been no substantive rulings on the merits and Management is unable to characterize or evaluate the probability of any outcome at this time.

During February 2010, GS CleanTech commenced a legal action in the United States District Court, Southern District of Indiana captioned GS CleanTech Corporation v. Cardinal Ethanol, LLC, and a separate legal action in the United States District Court, Northern District of Illinois captioned GS CleanTech Corporation v. Big River Resources Galva, LLC  and Big River Resources West Burlington, LLC. In addition to asserting claims for infringement of the ‘858 Patent in each of these cases, GS CleanTech filed a motion for preliminary injunction with each complaint. In each motion, GS CleanTech argued that it has sufficient evidence to prove that Cardinal and Big River are infringing GS CleanTech’s patented corn oil extraction technologies, and that this infringement has caused and will continue to cause irreparable harm to GS CleanTech. ICM sold Cardinal and Big River the equipment that each of Cardinal and Big River have used and are using to infringe the ‘858 Patent. ICM has assumed the defense of each of the above matters involving Cardinal and Big River, and petitioned the Indiana and Illinois courts to stay review of GS CleanTech’s motions for preliminary injunction in each case until the Kansas court referenced above rules on GS CleanTech’s pending motion to dismiss or to transfer to New York. These matters were only recently commenced and Management is unable to characterize or evaluate the probability of any outcome at this time.

The Company estimates that as many as 40 ethanol producers are infringing the Company’s patents. ICM has not denied in its pleadings that its equipment has been sold and is being used in a manner covered by the patents.  GEA Westfalia’s pleadings also suggest that it admits that the Company’s patent claims cover processes utilized by ethanol producers that have purchased GEA Westfalia’s equipment.  Rather, both parties rely upon arguments that the Company’s patents are invalid based upon prior art that has been considered and rejected by the U.S. Patent and Trademark Office (“PTO”).  The Company believes these arguments have been fully considered and rejected by the PTO. The Company intends to file additional lawsuits involving any and all infringing use of the Company’s patents. The Company’s position is that any infringing ethanol producer is liable for a minimum of reasonable royalties for any infringing use of the Company’s patented technologies beginning on the publication date of the ‘858 Patent. The Company intends to seek additional relief for instances of intentional infringement.

OTHER MATTERS

GS AgriFuels’ subsidiary, NextGen Fuel, Inc., is party to the matter entitled O’Brien & Gere Limited, et al v. NextGen Chemical Processors, Inc., et al., which action was filed in the Supreme Court of the State of New York.  The verified complaint had sought performance of and damages relating to certain service and related agreements, plus attorney’s fees and costs. This matter relates to the provision by plaintiffs of certain engineering services to NextGen Chemical Processors, Inc. (“NCP”) during 2005 and 2006. NCP is owned by the former shareholders of the NextGen Fuel, Inc., subsidiary.  On September 19, 2007, the Supreme Court of the State of New York dismissed a significant portion of O’Brien & Gere’s complaint with prejudice, and on October 16, 2009 O’Brien & Gere dismissed GS AgriFuels and the Company from the suit with prejudice. Management does not believe that there is a reasonable possibility that the claims made against NextGen Fuel by the plaintiffs in this litigation indicate that a material loss has occurred.  Accordingly, an estimate of loss cannot be determined at this time and therefore, no accrual has been made in connection with those claims.

The Company’s GS AgriFuels subsidiary is party to the matter entitled GS AgriFuels Corporation v. Chaykin, et al. The action was filed in the Supreme Court of the State of New York, County of New York, on February 2, 2009. The Complaint seeks damages for defendants' fraudulent misrepresentations, tortious interference, breach of acquisition agreements and related claims relating to the sale by the defendants of the stock of Sustainable Systems, Inc. (“Culbertson”) to GS AgriFuels, and arising from the disclosure by the defendants that Culbertson owned its Culbertson, Montana oilseed crushing facility when in fact Culbertson merely held the right to purchase the Montana facility at the time of the acquisition by GS AgriFuels; the failure to disclose by the defendants that Culbertson’s right to purchase the Montana facility, as well as any investment made in the Montana facility, was subject to forfeiture within months of entering into the acquisition agreements with GS AgriFuels; and, the provision by the defendants of materially false financial statements. The defendants served a separate action entitled Max, et al. v. GS AgriFuels Corporation, et al. in the Montana Fourth Judicial District Court in response to GS AgriFuels’ New York complaint; this Montana complaint was dismissed in January 2010. The New York court granted GS AgriFuels’ March 2010 motion for summary judgment as to liability on GS AgriFuels’ fraud and breach of contract claims on April 8, 2010. During 2008 and 2009, three of the former shareholders of Culbertson, corresponding to about 60% of the former shareholders’ prior ownership interest in Culbertson, entered into settlement agreements pursuant to which has all parties have been released from all obligations under the relevant acquisition agreements and otherwise. Management is unable to characterize or evaluate the probability of any outcome at this time.

On December 11, 2008, GreenShift Corporation entered into a Membership Interest Purchase and Equity Capital Contribution Agreement (the “ECAA Agreement”).  The parties to the agreement included GS COES (Adrian I), LLC, a newly formed GreenShift subsidiary, BIG, GS (NextDiesel I), LLC, a newly formed GreenShift subsidiary and CleanBioenergy Partners, LLC (“CleanBioenergy”), a newly formed joint venture company owned by a subsidiary of GE Energy Financial Services (“GE EFS”), a unit General Electric Company and a subsidiary of YAGI Investments, L.P.  Under the terms of the ECCA Agreement, CleanBioenergy agreed to invest up to $38 million in GS NextDiesel to help deploy twelve corn oil extraction facilities and to double the capacity of GreenShift’s 10 million gallon per year Adrian, Michigan-based NextDiesel biodiesel refinery to 20 million gallons per year. The ECCA Agreement was terminated in the first quarter of 2009. The NextDiesel biodiesel refinery is owned by Biofuel Industries Group, LLC (“BIG”), BIG’s agreements with its senior creditor, Citizens Bank, require Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its prior financing agreements with CleanBioenergy. This financing failed to close as expected in March 2009 despite the Company’s compliance with the relevant agreements, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG’s loan agreements with Citizens Bank. The original acquisition transaction was rescinded during the second quarter of 2009. The financial results of BIG were presented as discontinued operations as of and for the quarter ended March 31, 2009 (see Note 6, Discontinued Operations, below) and are not included in the Company’s results of operations for the quarter ended September 30, 2009. The Company wrote-off $7,281,993 in goodwill previously booked in connection with the acquisition of BIG during the nine months ended September 30, 2009. The Company’s divestiture of BIG resulted in the disposal of $13,054,765 and $27,506,834 in assets and liabilities, respectively.

As of December 31, 2009, NextGen Acquisition, Inc., was in default of its agreements with Stillwater Asset Backed Fund, LP.  The Company and its subsidiaries are party to numerous collections matters pertaining to outstanding accounts payable due to vendors.  The Company is also involved in various collection matters for which vendors are seeking payment for services rendered and goods provided.

Under the Company’s insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. There is a $2,500 deductible per occurrence for environmental impairments. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

EMPLOYMENT AGREEMENTS

Effective March 20, 2008, the Company amended and restated its employment agreements with Kevin Kreisler, the Company’s Chief Executive Officer, David Winsness, the Company’s Chief Technology Officer, Greg Barlage, the Company’s Chief Operating Officer, and Ed Carroll, the Company’s Chief Financial Officer. These agreements call for a salary of $150,000 per year for each employee and reduce and restrict the shares and other compensation due to each employee as compared to earlier agreements between each employee and the Company. Each agreement also included terms for reimbursement of expenses, periodic bonuses, four weeks’ vacation and participation in any employee benefits provided to all employees of GreenShift Corporation.

CONSULTING AGREEMENTS

On November 12, 2008, GreenShift Corporation entered into a consulting services agreement with James Green.  Under the agreement, Mr. Green shall receive 100,000 shares of GreenShift common stock in exchange for his services.

NOTE 18	GUARANTY AGREEMENT
On October 31, 2006, the Company guaranteed the 14 month Term Note issued by NextGen Acquisition, Inc., a wholly owned subsidiary of GS AgriFuels Corporation, in the principal amount of $6,000,000 issued to Stillwater Asset-Backed Fund, LP (see Note 16, Debt and Purchase Obligations, above). The balance due to Stillwater at December 31, 2009 was 2,071,886.

Both Viridis Capital, LLC (“Viridis”), the majority shareholder of the Company, and its sole member, Kevin Kreisler, the Company’s chairman, have guaranteed nearly all of the Company’s senior debt (in the outstanding amount of about $42 million), and Viridis has pledged all of its assets, including its shares of Company Series D Preferred Stock, to YA Global Investments, LP (“YAGI”), to secure the repayment by the Company of its obligations to YAGI.

NOTE 19	SEGMENT INFORMATION
Segment information is presented in accordance with ASC 280, Segment Reporting.   This standard is based on a management approach that designates the internal organization that is used by management for making operating decisions and assessing performance as the sources of the Company’s reportable segments.  Operating segments are defined as components of an enterprise about which financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision-making groups, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company’s operations during the fiscal year ended December 31, 2009 are classified into two reportable business segments: Biofuel Production & Sales and Equipment & Technology Sales. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are aggregated and classified herein as Corporate.  Summarized financial information about each segment is provided below:

12 Months Ended 12/31/09	Corporate	Equipment & Technology Sales	Biofuel Production & Sales	Total
Total assets	$108,538	$4,144,253	$37,872,645	$19,466,626
Total revenue	$--	$3,871,495	$--	3,871,495
Cost of revenue	160,714	2,487,788	--	2,648,503
Gross Profit	(160,714)	1,383,706	--	1,222,992
Operating expenses	2,253,644	15,814,064	81,634	18,149,342
Income (loss) from operations	(2,414,359)	(14,430,357)	(81,634)	(16,926,350)
Other income (expense)	(6,218,449)	(1,060,638)	(1,826,442)	(9,105,529)
Income (loss) before taxes	(8,632,808)	(15,490,995)	(1,908,076)	(26,031,879)
Non-controlling interest	--	--	--	--
Taxes	--	(51)	402,398	402,348
Gain on sale of discontinued operations	--	14,483,008	(5,341,633)	9,141,375
Net loss from discontinued operations	--	(1,236,709)	(1,603,423)	(2,840,133)
Net loss	$(8,632,808)	$(2,244,747)	$(8,450,734)	(19,328,289)

12 Months Ended 12/31/09	Corporate	Equipment & Technology Sales	Biofuel Production & Sales	Total
Total assets	$108,538	$4,144,253	$37,872,645	$42,125,435
Total revenue	$--	$1,242,298	$3,301,473	4,543,771
Cost of revenue	129,419	693,617	3,835,422	4,658,458
Gross Profit	(129,419)	548,681	(533,949	(114,687
Operating expenses	10,431,317	20,009,486	2,503,490	32,944,292
Income (loss) from operations	(10,560,736)	(19,460,805)	(3,037,439)	(33,058,979)
Other income (expense)	(3,425,233)	53,670	(3,178,970)	(6,550,533)
Income (loss) before taxes	(13,985,969)	(19,407,135)	(6,216,409)	(39,609,512)
Non-controlling interest	--	--	--	--
Taxes	(4,116)	(145,573)	(2,192	(151,881)
Gain on sale of discontinued operations	(2,739,735)	--	--	(2,739,735)
Net loss from discontinued operations	--	--	--	--
Net loss	$(16,729,820)	$(19,552,708)	$(6,218,601)	(42,501,127)
In January 2008 we sold our interest in GS EnviroServices, Inc., which carried on our Diversified Environmental Services business.  The contribution of this business to our consolidated financial results for the year ended December 31, 2009 is detailed below, and pro forma financial statements for the year ended December 31, 2009 that show the deconsolidation of the Diversified Environmental Services business from our continuing business are provided in Note 6, Discontinued Operations, above.

NOTE 20	NON-CONTROLLING INTEREST
In 2003, the Company’s inactive subsidiary American Metals Recovery, Corp.  (“AMRC”) a discontinued entity issued the Subsidiary Preferred Equity, with a par value of $0.001. Subsidiary Preferred Equity holders were to receive a quarterly dividend ranging from 3% to 5% of AMRC’s annualized revenue, limited to 30% of AMRC’s operating income.  AMRC failed to generate operating income in 2006 and 2005; therefore no dividends were payable in December 2006 and 2005. The shares could not be liquidated or transferred. In December 2004, $100,000 of the Minority Interest was converted into 10,000 shares of the Company’s common stock and a five-year option to purchase 5,000 shares of the Company’s common stock at $5.00 per share. In February 2006, $50,000 of the Minority Interest was converted into 33,333 shares of the Company’s common stock at $1.50 per share. In August 2007, $72,000 of the Minority Interest debt was converted into 200,000 shares of common stock. The remaining balance of the Minority Interest debt totaling $703,000 is convertible into the Company’s common stock on the basis of the average of the three lowest closing market prices of the Company’s common stock for the thirty days preceding conversion.

In accordance with the completion of the GS AgriFuels Go-Private Transaction (see Note 16, Convertible Debentures, above), the Company recorded the related obligation to the former minority shareholders of GS AgriFuels of $1,265,762 at December 31, 2007. During the year ended December 31, 2009, the Company made payments against this obligation of $932,328, leaving a balance of $333,434 that the Company expects to either cancel during 2010.

NOTE 21	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following is a summary of supplemental disclosures of cash flow information:

	2009	2008
Cash paid during the year for the following:
Interest	$953,859	$953,859
Income taxes	34,256	34,256
Total	119,445	119,445
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Contribution of capital from debt and accrued interest due to affiliate	$2,827,330	$2,827,330
Acquisition of equipment and/or vehicles with long-term debt	--	--
Stock issued for debt conversions	--	--
Acquisition of Bollheimer & Associates with debt	320,000	320,000
Reduction of convertible debentures from disposal of investment in GS EnviroServices	2,000,000	2,000,000
Acquisition of Biofuel Industries Group, LLC for redeemable preferred equity in subsidiary	9,000,000	9,000,000
Common shares issued for deferred financing fees	1,080,000	1,080,000
Common shares issued in settlement of debenture	1,100,000	1,100,000
Debentures converted into common stock	496,558	496,558
Conversion of accrued interest into convertible debt	891,432	891,432
Reclassification of derivative liability into equity	6,385,002	6,385,002
Recognition of deferred compensation from issuance of preferred stock	6,910,568	6,910,568
Increase in construction in progress through amortization of deferred compensation	1,085,146	1,085,146
Issuance of debt and equity for net assets due to Sustainable acquisition	--	--
Contribution of capital from debt and accrued interest due to affiliate	--	--
Issuance of Series C Preferred Stock upon conversion

NOTE 22	RELATED PARTY TRANSACTIONS
Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 16, Debt and Purchase Obligations, above).  The managing member of MIF is a relative of the Company’s chairman.

Effective December 15, 2007, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (the “TAA”) with Cantrell Winsness Technologies, LLC, David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Inventors”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA, as amended, provides for the payment to the Inventors of a one-time license fee of $150,000 per system (a “System”) built and commissioned based on the Technology plus an ongoing royalty of $0.10 per gallon of corn oil extracted with the Technology. The Company is required to sell, market, deploy or in any way cause the initiation of operations of a total of three Systems on or before December 31, 2008, a total of eight Systems on or before December 31, 2009, and an additional five Systems per year thereafter up to a total of eighteen Systems, at which point the Company has no continuing commercialization requirement. The ownership of the Technology is subject to reversion in the event that the Company fails to satisfy the commercialization requirements of the TAA or if the Company otherwise initiates bankruptcy proceedings. In any event of reversion, the Company shall retain the non-exclusive right to use the Technology. David Winsness and Greg Barlage are both members of the Company’s board of directors and, respectively, the Company’s Chief Technology Officer and Chief Operating Officer. For the nine months ended September 30, 2008, the Company incurred license fees of $750,000 (corresponding to technology licenses incurred on five Systems), royalty fees of $147,832 (corresponding to 1,478,320 gallons of corn oil), and the Company also prepaid license fees of $300,000 on two additional Systems. The license fees were capitalized with $133,929 being amortized and included in the Company’s costs of sales for the nine months ended September 30, 2009. On July 1, 2009, the Company issued unsecured convertible debentures (collectively, the “TAA Debentures”) to each of David Cantrell (in the amount of $787,205), David Winsness (in the amount of $251,103), Greg Barlage (in the amount of $267,445) and John W. Davis (in the amount of $255,964) in consideration for the full payment amounts due and/or accrued pursuant to the TAA (as well as accrued salaries of $85,587 and unreimbursed expenses of $128,298). The TAA Debentures were acquired by MIF in September 2009 (see Note 16, Debt and Purchase Obligations, above).

NOTE 23	INCOME TAXES
The Company adopted the provisions of ASC 740 Income Taxes. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007, and at December 31, 2008, there were no unrecognized tax benefits.  Interest and penalties related to uncertain tax positions will be recognized in income tax expense.  As of December 31, 2008, no interest related to uncertain tax positions had been accrued

The Company provides for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The provision for income taxes as of December 31, 2009 and December 31, 2008 consisted of the following:

Current provision:	2009	2008
Federal	$--	$--
State	152,435	152,435
Total current provision	$152,435	$152,435

Deferred provision (benefit) for tax:
Federal	$--	$--
State	--	--
Total deferred provision (benefit) for tax	$--	$--
Total provision for tax	$152,435	$152,435
The Company’s total deferred taxes asset and valuation allowance as of December 31, 2009 are as follows:

NOL carryforwards	$10,179,210
Differences in financial statement and tax accounting for:
Deferred compensation	--
Allowance for doubtful accounts receivable	14,000
Property, equipment and intangible assets	260,000
Net deferred tax asset	10,453,210
Less valuation allowance	(10,453,210)
Total deferred tax asset, net of valuation allowance	$--
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

NOTE 24	DISPOSAL OF NON-CONTROLLING INTEREST IN INVESTMENTS
During the year ended December 31, 2009, the minority interest in GS Fulton was returned to its owners.  The Company recorded a net loss of $9,673 on the disposal of this minority interest.

On September 10, 2008, the Company entered into Stock Purchase Agreement with Sterling Planet Holdings, Inc. (“Sterling Planet”). Under the Stock Purchase Agreement, the Company agreed to sell the 1,459,854 shares of Sterling Planet which encompassed the 10% investment the Company had in Sterling Planet.  During the twelve months ended December 31, 2008, GreenShift liquidated its holdings in Sterling Planet, Inc. for $1,000,000.  The Company recorded a net loss in the amount of $685,333 on the disposal of this unconsolidated subsidiary.

During January 2008, GS EnviroServices redeemed the majority of the Company’s stock holdings in GS EnviroServices in return for the reduction of certain Company convertible debts due to YA Global Investments, L.P. (“YAGI”). As of January 25, 2008, the Company held only a minority stake in GS EnviroServices (6,266,667 shares, or about 19%) and ceased consolidating the revenue and earnings of GS EnviroServices effective January 1, 2008. The Company recorded a net loss in the amount of $2,739,735 on the disposal of this unconsolidated subsidiary.

NOTE 25	SUBSEQUENT EVENTS
On January 4, 2010, the Company announced its execution an agreement with Global Ethanol, LLC (“Global”), pursuant to which the Company granted Global the right to use GreenShift’s patented corn oil extraction technologies at Global’s 100 million gallon ethanol plant in Lakota, Iowa.  Under the terms of the agreement, Global will directly finance, build, own and operate a facility based on the Company’s patented corn oil extraction technologies designed to extract more than 2.2 million gallons per year of corn oil in return for an ongoing royalty payment to the Company equal to more than about 20 percent of the market price of the extracted corn oil at the time of shipment.

On February 16, 2010, received a Notice of Allowance from the U.S. Patent and Trademark Office for the Company’s third patent on its corn oil extraction technologies.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 8A	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2009.

Other than described above, there have been no changes in the company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

Management has conducted, with the participation of the Chief Executive Officer and the Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting.  The assessment was conducted using the criteria in Internal Control—Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management’s assessment of the company’s internal control over financial reporting, management identified the following material weakness in the company’s internal control over financial reporting as of December 31, 2009.  Management determined that at December 31, 2009, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements.  Contributing to this lack of sufficient resources was the unanticipated voluntary turnover of key personnel late in the year.  This material weakness resulted in the identification of adjustment during the financial statement close process that have been recorded in the financial statements.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B	OTHER INFORMATION
None.

PART III
ITEM 9	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Kevin Kreisler	37	Chairman, Chief Executive Officer
David Winsness	42	Director, Chief Technology Officer
Greg Barlage	45	Director, Chief Operating Officer
Edward Carroll	43	Director, President & Chief Financial Officer
Richard Krablin	65	Director, Executive Vice President
Kevin Kreisler is the founder, chairman and chief executive officer of GreenShift Corporation. Mr. Kreisler has been responsible for devising the Company’s business plans, hiring the Company’s management and technologists, directing the financing, acquisition, development and commercialization of the Company’s technologies, overseeing the financing, design, construction and operation of facilities based on those technologies, and completing the financing and acquisition of strategically compatible companies. Mr. Kreisler served as the Company’s vice president from 1998 to 2000, president from 2000 to 2002, chief executive officer from 2002 to 2005 and has served as the Company’s chairman from 2005 to the present. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

David Winsness is GreenShift’s chief technology officer and has led the commercialization effort for technologies. Mr. Winsness has spearheaded the addition of over a dozen patented and patent pending technologies to GreenShift’s portfolio, many of which were developed and authored directly by Mr. Winsness, including GreenShift’s Corn Oil Extraction Technology. Mr. Winsness is a graduate of Clemson University (B.S., Mechanical Engineering) and he has spent his professional career as a process engineer in the chemical, food, pharmaceutical and power generation markets. Prior to accepting a position with GreenShift, Mr. Winsness served as chief technology officer and eventually chief executive officer of Vortex Dehydration Technology where he directed the research, development and commercialization of a technology that is now GreenShift’s Tornado Generator™.

Greg Barlage is GreenShift’s chief operating officer. His prior experience includes 15 years of process engineering, manufacturing optimization, maintenance and operations management with a leading food products company. For the past 6 years Mr. Barlage worked for Alfa Laval, a global leader in heat transfer, separation, and fluid handling solutions. There he was responsible for all capital equipment sales to the meat processing and vegetable oil processors in the U.S. In this position he effectively reformed the sales team to grow sales and innovate with new products and systems for these industries. Notably, Mr. Barlage lead the Alfa Laval team as it worked with GreenShift’s management in the commercialization of its proprietary corn oil extraction technology. Mr. Barlage has also worked on the engineering and installation of a commercial scale version of GreenShift’s Tornado Generator™ technology located in Joplin, Missouri, where it effectively processes and dehydrates poultry products into highly nutritional and shelf stable products. This system operates 24 hours per day, 5 days per week and also uses Alfa Laval heat transfer and centrifuge components in conjunction with the Tornado Generator™ to produce high quality animal fats, chicken broth and dehydrated poultry proteins. Mr. Barlage has a B.S. in Electrical Engineering from the University of Toledo, Toledo, Ohio, and an MBA from the University of St. Thomas, Minneapolis.

Edward Carroll serves as GreenShift’s president and chief financial officer. Mr. Carroll has over 13 years in investment banking and corporate finance. Mr. Carroll has experience executing mergers & acquisitions and large scale transactions and has managed the entire lifecycle of M&A transactions from negotiating financial terms to financing the deals to implementing change across multiple business units to increasing shareholder value. He has extensive experience in general industrial and cross-border M&A/change of control transactions including acquisitions, divestitures, recapitalizations and joint ventures. Mr. Carroll has worked with both U.S., European and Japanese companies in acquiring U.S. and overseas assets. Prior to joining Greenshift, Mr. Carroll worked at Daiwa Securities where he was an officer in the Mergers & Acquisitions group. Through this experience, he has developed an expertise in several industry sectors, including alternative fuels, energy, consumer products and general manufacturing. Mr. Carroll is a prior board member of the Westchester Venture Group, and holds a Bachelor of Science in Finance with a Minor in Asian Studies from Saint John's University, and an MBA in Finance from the American Graduate School of International Management (Thunderbird). Mr. Carroll also has military experience as a former infantry officer in the United States Army.

Richard Krablin is GreenShift’s executive vice president in charge of special projects. Dr. Krablin directs GreenShift’s environmental, health and safety programs and plays an integral role in GreenShift’s research and development activities and other special projects. Prior to joining GreenShift, Dr. Krablin served as Senior Vice President of Environment, Health and Safety for Horsehead Industries, Inc., a leading zinc recycler. Dr. Krablin administered Horsehead’s compliance as it extracted zinc from electric arc furnace dust, a hazardous waste produced by the steel industry. Prior to joining Horsehead, Dr. Krablin had a multi-tasked career with Atlantic Richfield Company (ARCO) where he directed the worldwide environmental affairs of the mining and mineral processing subsidiary and managed the legacies and Superfund sites of the former Anaconda Co. Dr. Krablin started his industry career with The Anaconda Co. in Montana. Dr. Krablin has a Ph.D. and M.S. in physics from Drexel University in Philadelphia and a B.S. in physics from Lafayette College, and is a graduate of the Stanford Executive Program for business leaders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2009, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

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

CODE OF CONDUCT AND ETHICS

The Company has adopted a written code of conduct and ethics that applies to all directors, and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions.  The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to GreenShift Corporation, One Penn Plaza, Suite 1612, and New York, NY 10119.

ITEM 10	EXECUTIVE COMPENSATION
The following table sets forth all compensation awarded to, earned by, or paid by GreenShift Corporation and its subsidiaries (or by third parties as compensation for services to GreenShift Corporation or its subsidiaries) to Kevin Kreisler, the Company’s Chief Executive Officer, Dave Winsness, the Company’s Chief Technology Officer, Greg Barlage, the Company’s Chief Operating Officer, Ed Carroll, the Company’s Chief Financial Officer, and Dr. Richard Krablin, the Company’s Executive Vice President, Special Projects.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2009 exceeded $100,000. Mr. Kreisler and Mr. Winsness cancelled their 2006 option awards in 2008.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Kevin Kreisler	2009	66,982	--	--	--	--
	2008	142,764	--	--	--	--
	2007	81,346	--	20,523	--	--
David Winsness	2009	100,500	--	--	--	--
	2008	162,744	--	1,000	--	--
	2007	150,000	--	47,544	--	--
Greg Barlage	2009	100,500	--	--	--	--
	2008	156,988	--	1,900	--	--
	2007	125,000	50,000	136,750	--	--
Ed Carroll	2009	162,819	--	--	--	--
	2008	155,395	--	--	--	--
	2007	150,000	50,000	--	--	--
Rich Krablin	2009	100,500	--	--	--	--
	2008	150,000	--	585	--	--
	2007	125,000	--	113,500	--	--
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

	Amount and Nature of Beneficial Ownership
Name and Address(1) Of Beneficial Owner	Common	% of Class	Series B Preferred	% of Class	Series D Preferred	% of Class	Percentage of Voting Power
Kevin Kreisler(2)	1,486,391	0.01%	--	--	791,459	80.85%	63.32%
David Winsness(3)	976,667	0.01%	360,933	12.45%	--	--	0.09%
Greg Barlage(3)	1,088,043	0.01%	356,478	12.30%	--	--	0.09%
Ed Carroll(3)	1,670,435	0.02%	393,183	13.56%	187,500	19.15	15.00%
Richard Krablin (3)	585,217	0.01%	376,183	12.99%	--	--	0.09%
Officers and Directors
as a Group (5 persons)	5,806,753	0.05%	1,487,186	51.30%	978,959	100.00%	78.60%

(1)           The address of each shareholder is c/o GreenShift Corporation, One Penn Plaza, Suite 1612, New York, NY 10119.
(2)           All shares listed for Mr. Kreisler are owned of record by Viridis Capital, LLC, of which Mr. Kreisler is the sole member.
(3)           Shares of Company Series B Preferred Stock are convertible at the fixed rate of 1 Series B Share to 25 Company common shares.

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 16, Debt and Purchase Obligations, above).  The managing member of MIF is a relative of the Company’s chairman.

Effective December 15, 2007, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (the “TAA”) with Cantrell Winsness Technologies, LLC, David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Inventors”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA, as amended, provides for the payment to the Inventors of a one-time license fee of $150,000 per system (a “System”) built and commissioned based on the Technology plus an ongoing royalty of $0.10 per gallon of corn oil extracted with the Technology. The Company is required to sell, market, deploy or in any way cause the initiation of operations of a total of three Systems on or before December 31, 2008, a total of eight Systems on or before December 31, 2009, and an additional five Systems per year thereafter up to a total of eighteen Systems, at which point the Company has no continuing commercialization requirement. The ownership of the Technology is subject to reversion in the event that the Company fails to satisfy the commercialization requirements of the TAA or if the Company otherwise initiates bankruptcy proceedings. In any event of reversion, the Company shall retain the non-exclusive right to use the Technology. David Winsness and Greg Barlage are both members of the Company’s board of directors and, respectively, the Company’s Chief Technology Officer and Chief Operating Officer. For the nine months ended September 30, 2008, the Company incurred license fees of $750,000 (corresponding to technology licenses incurred on five Systems), royalty fees of $147,832 (corresponding to 1,478,320 gallons of corn oil), and the Company also prepaid license fees of $300,000 on two additional Systems. The license fees were capitalized with $133,929 being amortized and included in the Company’s costs of sales for the nine months ended September 30, 2009. On July 1, 2009, the Company issued unsecured convertible debentures (collectively, the “TAA Debentures”) to each of David Cantrell (in the amount of $787,205), David Winsness (in the amount of $251,103), Greg Barlage (in the amount of $267,445) and John W. Davis (in the amount of $255,964) in consideration for the full payment amounts due and/or accrued pursuant to the TAA (as well as accrued salaries of $85,587 and unreimbursed expenses of $128,298). The TAA Debentures were acquired by MIF in September 2009 (see Note 16, Debt and Purchase Obligations, above).

On May 15, 2009, EcoSystem Corporation and GS CleanTech Corporation entered into an Early Adopter License Agreement involving use of several of GS CleanTech’s technologies. The EcoSystem License calls for the payment of royalties to GS CleanTech equal to 10% of EcoSystem’s pre-tax net income deriving from the use of GS CleanTech’s technologies (excluding corn oil extraction). EcoSystem shall provide all of the capital resources needed to build bench, pilot and commercial scale facilities based on these technologies under the EcoSystem License.

On July 24, 2009, Carbonics Capital Corporation and GS CleanTech Corporation entered into an Early Adopter License Agreement involving use of GS CleanTech’s bioreactor and related technologies. The Carbonics License calls for the payment of royalties to GS CleanTech equal to 10% of Carbonics’ pre-tax net income deriving from the use of GS CleanTech’s feedstock conditioning technologies, lipid production, extraction and refining technologies, and carbon dioxide mitigation technologies in select municipal and industrial applications, not including ethanol production. The Carbonics License additionally provides for reciprocal license rights to GS CleanTech such that GS CleanTech shall have the exclusive right to use any technology acquired by Carbonics (not including the licensed technologies or technologies developed from the licensed technologies under the Carbonics License). The Carbonics License is non-exclusive but Carbonics has been granted most favored licensee status in the Carbonics License. This status shall be subject to cancellation in the event that Carbonics fails to commercialize the licensed technologies on the following schedule: bench testing shall be completed on or before the second anniversary of the Carbonics License; pilot testing shall be completed on or before the third anniversary of the Carbonics License; a commercial-scale pilot facility shall be built on or before the fourth anniversary of the Carbonics License; and, commercial sales shall have been initiated on or before the fifth anniversary of the Carbonics License. Carbonics shall provide all of the capital resources needed to build bench, pilot and commercial scale facilities based on these technologies under the Carbonics License.

On October 10, 2009, GS EnviroServices, Inc. and GS CleanTech Corporation (“CleanTech”) entered into an Early Adopter License Agreement involving use of CleanTech’s patent-pending lipid production technologies in industrial and municipal wastewater applications. Under the terms of the GS EnviroServices License, GS EnviroServices also has the right to purchase equipment based on CleanTech’s feedstock conditioning technologies at cost. In return, GS EnviroServices has agreed to pay CleanTech a license fee equal to 20% of the issued and outstanding capital stock of GS EnviroServices upon GS EnviroServices’ successful execution of a third party agreement by GS EnviroServices for a demonstration-scale pilot facility based on the licensed technologies. In addition, CleanTech retains the right to purchase any lipids or other co-products produced by GS EnviroServices or its licensees at a rate equal to 80% of the then-current market price of any such products.

PART IV

ITEM 13	PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT AUDITOR FEES

Fees for professional services provided by GreenShift’s independent auditors, Rosenberg, Rich, Baker Berman and Company for the years ended December 31, 2009 and 2008 are as follows:

Audit Fees

Rosenberg Rich Baker Berman & Co. billed $400,335 to the Company for professional services rendered for the audit of fiscal 2009 financial statements and review of the financial statements included in fiscal 2008 10-QSB filings.  Rosenberg Rich Baker Berman & Co. billed $400,335 to the Company for professional services rendered for the audit of fiscal 2008 financial statements and review of the financial statements included in fiscal 2008 10-QSB filings.

Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $28,920 to the Company during fiscal 2009 for assurance and related services that are reasonably related to the performance of the 2008 audit or review of the quarterly financial statements.  Rosenberg Rich Baker Berman & Co. billed $28,920 to the Company during fiscal 2008 for assurance and related services that are reasonably related to the performance of the 2009 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co. billed $49,241 to the Company during fiscal 2009 for professional services rendered for tax compliance, tax advice and tax planning.  Rosenberg Rich Baker Berman & Co. billed $49,241 to the Company during fiscal 2008 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in fiscal 2008 and $0 in fiscal 2008 for services not described above.

It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services must be pre-approved by the Board of Directors, acting in lieu of an audit committee.  All of the services described above were approved by the Board of Directors.

ITEM 14	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following are exhibits filed as part of GreenShift’s Form 10K for the year ended December 31, 2009:

INDEX TO EXHIBITS

Exhibit Number	Description
3-a	Certificate of Incorporation (1)
3-a(1)	Certificate of Amendment of Certificate of Incorporation – filed as an Exhibit to the Current Report on Form 8-K filed on July 20, 2006, and incorporated herein by reference.
3-a(2)	Certificate of Amendment of Certificate of Incorporation – filed as an Exhibit to the Current Report on Form 8-K filed on February 22, 2007, and incorporated herein by reference.
3-a(3)	Certificate of Amendment of Certificate of Incorporation filed as an Exhibit to the Current Report on Form 8-K filed on December 11, 2007 and incorporated herein by reference.
3-a(4)	Certificate of Amendment of Certificate of Incorporation filed as an Exhibit to the Current Report on Form 8-K filed on February 13, 2008 and incorporated herein by reference.
3-b	Bylaws (1)
YA GLOBAL
10-a	Credit Agreement dated January 11, 2008 between GS COES (Yorkville I) LLC and YA Global Investments, LP (2)
10-b	Stock Purchase Agreement between GS CleanTech Corporation and GS EnviroServices, Inc. (2)
10-c	Restructuring Agreement dated January 10, 2008 between GS CleanTech Corporation and YA Global Investments, LP (2)
10-d	Form of Amended and Restated Secured Convertible Debenture issued by GS CleanTech Corporation to YA Global Investments, LP. as of January 10, 2008 (2)
10-e	Amended and Restated Forbearance Agreement dated as of January 11, 2008 among GS CleanTech Corporation, GreenShift Corporation, Viridis Capital, LLC and YA Global Investments, LP. (2).
10-f
Global Guaranty Agreement dated January 11, 2008 among Viridis Capital LLC, Kevin Kreisler, GreenShift Corporation, GS AgriFuels Corporation, GS CleanTech Corporation, each of their subsidiaries, and YA Global Investments, LP (2).

10-g	Agreement dated as of January 10, 2008 among GS CleanTech Corporation, GS AgriFuels Corporation, and YA Global Investments, LP. (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference.
31.2	Certification of Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 as incorporated herein by reference.
______________________________

(1)	Filed as an Exhibit to the Registration Statement on Form SB-2 (File No. 333-116946) filed on June 29,2004, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Current Report on Form 8-K filed on January 31, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

GREENSHIFT CORPORATION

By:

/s/	KEVIN KREISLER KEVIN KREISLER Chief Executive Officer
Date:	April 15, 2010
In accordance with the Exchange Act, this Report has been signed below on April 15, 2010 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/	KEVIN KREISLER KEVIN KREISLER, Chairman Chief Executive Officer
/s/	ED CARROLL ED CARROLL, Director Chief Financial and Accounting Officer
/s/	DAVID WINSNESS DAVID WINSNESS Director
/s/	GREG BARLAGE GREG BARLAGE Director
/s/	RICHARD KRABLIN RICHARD KRABLIN Director