Form 10-K/A
period 2009-12-31
GREENSHIFT CORP
filed 2010-04-16
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K/A
(Amendment No. 1)
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

Documents incorporated by reference: NONE.

Amendment No. 1

This Amendment No.1 on Form 10-K/A, which amends and restates items identified below with respect to the Form 10K, filed by GreenShift Corporation ("we" or "the Company") with the Securities and Exchange Commission (the "SEC") on April 15, 2010 (the "Original Filing"), is being filed to in order to correct errors contained in the Company’s cash flow statement for the years ended December 31, 2009 and December 31, 2008 relating to the impact of certain discontinued operations during 2009, as well the related disclosures in Item 6, Management’s Discussion and Analysis, with respect to the Company’s liquidity and capital resources.

GREENSHIFT CORPORATION
ANNUAL REPORT ON FORM 10K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

Part 1		Page No.
Item 1	Business
Item 1A	Risk Factors	5
Item 2	Description of Properties	11
Item 3	Legal Proceedings	18
		19
Part II
Item 4	Market for Registrant's Common Equity, Related Stockholders Matters and issuer Purchase of Equity Securities
Item 5	Selected Financial Data	20
Item 6	Management’s Discussion and Analysis	20
Item7	Financial Statements and Supplementary Data	20
Item 8	Changes and Disagreements with Accountants on Accounting and Financial Disclosure	26
Item 8A	Controls and Procedures	58

Part III
Item 9	Directors, Executive Officers and Corporate Governance	59
Item 10	Executive Compensation	60
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	61
Item 12	Certain Relationships and Related Transactions and Director Independence	61
Item 13	Principal Accountant Fees and Services	63

Part IV
Item 14	Exhibits and Financial Statements Schedules	63

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

Since 2004, GreenShift has invented, developed and commercialized potent new cleantech technologies that enables GreenShift and its clients to “drill” into the back-end of first generation corn ethanol plants to tap into a new reserve of inedible crude corn oil with an estimated industry-wide output of more than 16 million barrels per year.  This corn oil is a valuable second generation feedstock for use in the production of biodiesel and renewable diesel – advanced carbon-neutral liquid fuels, thereby enhancing total fuel production from corn and increasing ethanol plant profits.

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

CleanTech Portfolio

In addition to our patented and patent-pending extraction technologies, we have developed an entire portfolio of innovative biological, chemical and physical technologies with a view towards shifting the U.S. corn ethanol complex into increased financial and environmental sustainability. Our portfolio of Backend Fractionation™ technologies is designed to leverage our existing extraction platform while facilitating the following key goals:

➢	Increase the net energy balance of biofuel derived from corn;
➢	Increase profitability of corn ethanol;
➢	Decrease amount of petroleum burned to make corn derived biofuel;
➢	Increase nutritional content of corn ethanol co-products;
➢	Convert the carbon dioxide emitted from corn ethanol production into liquid fuels and other products;
➢	Diversify the biomass mix accepted and produced by corn ethanol facilities;
➢	Decrease the commodity and financial risk profile of corn ethanol;
➢	Standardize corn-friendly cellulosic technology by building on the existing corn ethanol complex; and,
➢	Enhance the competitive positioning of corn ethanol in the domestic and global markets.

Our Backend Fractionation™ portfolio includes the following technologies:

Technology	Function	Status
Corn Oil Extraction – MI/MII	Extraction of corn oil from distillers grain	Commercially Available
Integral Refining	Integrated refining upgrade for corn oil extraction facilities	Commercially Available
Energy & Water Recovery IV	Increases energy recovery and water removal during evaporation	Pilot Stage
Distillers Dried Solubles (DDS)	Dehydrates defatted syrup into high value feed & biop	Pilot Stage
Protein Concentration & Recovery	Fractionates distillers grains into HighPro and LowPro Products	Pilot Stage
Method III – Cellulosic Oil™	Oleaginous microbes convert biomass into lipids and protein	Bench Stage
CO2 Recycling	Reform exhaust carbon dioxide into natural gas and liquid fuels	Bench Stage

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

Executing a business model based on licensing requires us to invest in the protection of our intellectual property rights and the prosecution of infringement. We believe that litigation will be necessary, not to disrupt the availability of corn oil extraction technology, but rather to maximize its use by as many producers as possible on fair terms, to deter infringement, and to ensure that we receive reasonable compensation for our proprietary technologies. We have initiated several infringement actions in this regard involving some of the above suppliers and ethanol producers (see Note 167 to Financial Statements, Commitments and Contingencies, below).

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from continuing operations of $26,031 for the year ended December 31, 2009.  As of December 31, 2009 the Company had $39,415 in cash, and current liabilities exceeded current assets by $38,115,111 which included convertible debentures of $12,135,129, accrued interest payable of $2,253,852, and $3,979,437 in purchase obligations. None of these items are required to be serviced out of the Company’s regular cash flows and the Company’s working capital deficit net of these amounts is $19,746,693. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Since 2004, GreenShift has invented, developed and commercialized potent new cleantech technologies that enables GreenShift and its clients to “drill” into the back-end of first generation corn ethanol plants to tap into a new reserve of inedible crude corn oil with an estimated industry-wide output of more than 16 million barrels per year.  This corn oil is a valuable second generation feedstock for use in the production of biodiesel and renewable diesel – advanced carbon-neutral liquid fuels, thereby enhancing total fuel production from corn and increasing ethanol plant profits.

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

During the year ended December 31, 2009, we owned a 10 million gallon per year biodiesel facility in Adrian, Michigan (“BIG”) and an oilseed crush facility in Culbertson, Montana (“Culbertson”). These two facilities were idled during the first quarter 2009 due to a lack of working capital and the Company divested both of these facilities during the second quarter of 2009. The Company’s specialty equipment manufacturing operations (“GS Design”) were also idled during the third quarter 2009; the assets of this operation were liquidated during the first quarter of 2010. The financial results of each of these subsidiaries have been presented as discontinued operations during the year ended December 31, 2009 (see Note 6, Discontinued Operations). The Company’s Culinary Oil Production & Sales segment ceased operation as of the end of the first quarter 2009.  The financial results of the Company’s Culinary Oil Production & Sales segment have also been presented as discontinued operations during the year ended December 31, 2009 (see Note 6, Discontinued Operations).

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

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Total revenues for the twelve months ended December 31, 2009 were $3,871,495, representing a decrease of $672,276, or 14.8%, over the twelve months ended December 31, 2008 revenues of $4,543,771.  A total of 98% of revenue for the year ended December 31, 2009 resulted from the sales of corn oil for biofuel production and revenue for the same period in 2008 resulted from $3,301,473 from the sales of corn oil for biofuel production and $1,242,298 from the equipment and technology segment.

Revenues during the first quarter of 2010 are expected to increase on a per gallon of oil produced basis due to recent increases in commodity prices, but these increases are subject to risk of decrease in the future. In general, revenues moving forward are expected to increase due primarily to royalty income relating to the production of corn oil by licensed ethanol producers.

Cost of Sales

Cost of sales for the twelve months ended December 31, 2009 were $2,648,503, or 68.4% of revenue as compared to $4,658,458, or 102.5% of revenue for the same period in 2008.  Cost of sales for the year ended December 31, 2009 resulted from the $2,236,503 sales of corn oil for biofuel production, $160,000 in license fee amortization, $252,000 from GS CleanTech and cost of sales for the same period in 2008 resulted from $3,835,422 from the sales of corn oil for biofuel production and $693,617 from the equipment and technology segment.

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

Included in our operating expenses for the year ended December 31, 2009 were $5,981,324 in general and administrative expenses; $4,635,334 in bad debt expense associated with impaired receivables due from BIG for corn oil purchases, equipment and services; and, $7,281,993 in impaired goodwill associated with our discontinued BIG operation. General and administrative expenses during 2009 also included $1,067,784 in depreciation expense relating to our existing extraction facilities and about $543,000 in non-recurring costs incurred in connection with the restructuring of our senior secured debt to YA Global Investments, L.P.

While we expect general and administrative expenses to decrease during 2010 due to a decrease in staffing and other costs as compared to 2009, we expect increased legal costs relating to our prosecution of infringing use of our patented corn oil extraction technologies.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2009 were $9,105,529 and $6,550,533 for the year ended December 31, 2008.  Included in the year ended December 31, 2009 was $6,194,442 of interest expense, consisting of $5,713,395 in accrued interest, $481,047 in accrued interest due to a related party, and $5,501,210 in non-cash expenses associated with the conversion features embedded in the convertible debentures issued by the Company during the year ended December 31, 2009.

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

Net Income or Loss

Net loss from continuing operations for the year ended December 31, 2009, was $26,031,879 as compared to a loss of $39,609,512 from the same period in 2008.  Total income from discontinued operations was $6,301,243 for year ended December 31, 2009 as compared to a loss of $2,739,735 for the year ended December 31, 2008.

The Company’s net loss during the year ended December 31, 2009 was $19,730,687, which is decreased from the $42,501,127 loss recorded in the same period of 2008. The primary reasons for the magnitude of this net loss were the dramatic reduction in our operating activities as compared to 2008 and expenses attributable to past financing and restructuring activities.

The 2009 loss also included the following non-cash items: $4,635,334 in bad debt expense associated with impaired receivables due from BIG for corn oil purchases, equipment and services; $7,281,993 in impaired goodwill associated with our discontinued BIG operations; depreciation and amortization expenses of about $1,700,000; accrued interest expenses of $6,194,442; conversion liabilities of $5,500,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Cash Balances

As of December 31, 2009, we had a cash balance of $39,415, up from a balance of $8,224 at December 31, 2008. This net cash is summarized below and discussed in more detail in the subsequent sub-sections:

➢	Operating Activities	$3,703,401 of net cash used by operating activities primarily deriving mainly from non-cash charges, such as goodwill impairment, conversion liability costs and interest exepense.
➢	Investing Activities	$42,451 of net cash used in investing activities.
➢	Financing Activities	$3,777,347 of net cash provided by financing activities primarily for the repayment of debt and was offset by an increase in related party debt.

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

The Company’s capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At December 31, 2009, accounts receivable, net of allowance for doubtful accounts of ($4,632,584), totaled $48,471 and inventories totaled $547,056. Accounts payable were $7,032,808 and accrued expenses totaled $3,204,384.

For the year ended December 31, 2009, net cash used in our operating activities was $3,703,401 as compared to the net cash provided by our operating activities of $1,096,811for the year ended December 31, 2008; we used $42,451 in investing activities during the year ended December 31, 2009 as compared to $9,877,219 used in investing activities for the twelve months ended December 31, 2008; and, financing activities provided $3,777,347 during 2009 as compared to $8,732,837provided by financing activities during 2008.

The Company had a working capital deficit of $38,115,111 at December 31, 2009, which included convertible debentures of $12,135,129, accrued interest of $2,253,853, accrued legal expenses of $1,400,000, $7,781,763 in contingent unsecured purchase obligations, and $4,678,709 in liabilities for discontinued operations pending disposal. The Company’s working capital deficit net of these amounts was $9,463,261 at December 31, 2009.

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

/s/ Rosenberg Rich Baker Berman & Company
Somerset, NJ
April 15, 2010

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2009

ASSETS	12/31/09	12/31/08
Current assets:
Cash	$39,415	$7,920
Restricted cash	--	324
Accounts receivable, net of allowance of doubtful accounts of $4,632,584 and $46,962	48,471	--
Inventories	547,056	616,056
Cost and earnings in excess of billings	--	125,696
Project development costs	--	379,355
Assets to be disposed, current	--	1,934,420
Due from affiliates	387,835	--
Prepaid expenses and other assets	361,537	(31,505)
Total current assets	1,384,314	3,032,267
Other assets:
Property and equipment, net	9,833,390	10,541,707
Deposits	37,549	195,049
Construction in progress	4,544,719	4,541,554
Note receivable	500,000	--
Intangible assets, net	626,477	42,959
Deferred financing costs, net	--	390,464
Minority investments	2,501,324	2,501,324
Goodwill	--	7,281,993
Assets to be disposed, net of current	38,853	13,598,118
Total other assets	18,082,312	39,093,168
TOTAL ASSETS	$19,466,626	$42,125,435
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Line of credit	$--	$11,044,838
Accounts payable and accrued expenses	10,237,192	9,309,530
Accrued interest payable	1,772,087	6,603,228
Accrued interest payable – related party	481,766	179,711
Income tax payable	45,000	45,000
Current portion of long term debt	8,779,466	8,785,668
Customer deposits	500,000	604,587
Convertible debenture - related party debt, net of discount	5,006,848	1,900,333
Current portion of convertible debentures, net of discount	7,128,281	11,792,387
Liabilities to be disposed	--	8,782,313
Liabilities of discontinued operations, current	4,678,709	363,228
Contingent amounts due to minority shareholders of consolidated subsidiaries	870,078	932,328
Total current liabilities	39,499,426	60,343,152

Long term liabilities:
Long term debt, net of current	20,774	534,821
Asset retirement obligation	611,206	247,462
Liabilities to be disposed, non-current	52,477	19,757,303
Convertible debentures, net of current	43,141,800	21,188,196
Total long term liabilities	43,826,257	41,727,782
TOTAL LIABILITIES	83,325,683	102,070,934
Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A: 0 shares issued and outstanding, respectively	--	--
Series B: 2,480,544 and 2,519,219 shares issued and outstanding, respectively	2,481	2,519
Series C: 0 shares issued and outstanding	--	--
Series D: 799,954 and 80,000 shares issued and outstanding, respectively	800	800
Series E : 0 and 20,000 shares issued and outstanding, respectively	--	20
Common stock, $0.001 par value, 500,000,000 authorized;
4,773,622,264 and 95,144,983, shares issued and outstanding, respectively	4,773,622	95,144
Additional paid-in capital	88,297,315	76,878,930
Accumulated deficit	(156,933,274)	(136,932,585)
Total stockholders’ equity (deficit)	(63,859,056)	(59,955,172)
Non-controlling interest in subsidiary	--	9,673
Total equity (deficit)	(63,859,056)	(59,945,499)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$19,466,626	$42,125,435
The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	12/31/09	12/31/08
Revenue	$3,871,495	$4,543,771
Cost of revenues	2,648,503	4,658,458
Gross profit	1,222,992	(114,687)
Operating expenses:
General and administrative expenses	5,981,324	5,854,487
Selling expenses	28,763	144,994
Research and development	--	18,732
Impairment of goodwill	7,281,993	7,458,877
Bad debt expense	4,635,334	--
Loss on write-down of assets	119,000	10,143,288
Amortization of intangibles	--	2,100,000
Gain on equipment disposal	2,928	(28,969)
Impairment of deposits	100,000	--
Stock based compensation	--	7,252,883
Total operating expenses	18,149,342	32,944,292
Net income (loss) from operations	(16,926,350)	(33,058,979)
Other income (expense):
Loss on disposal and impairment of investments	--	(685,333)
Amortization of debt discount & deferred financing	(723,410)	(3,367,441)
Gain on extinguishment of debt	1,444,598	--
Change in fair value of derivative instruments		--
Debt forgiveness	1,652,538	4,870,609
Miscellaneous income	175,959	92,652
Other income/expense	40,438	--
Conversion liabilities	(4,937,257)	(1,376,731)
Conversion liabilities - affiliate	(563,953)	(127,350)
Interest expense - affiliate	(481,047)	(113,957)
Interest expense	(5,713,395)	(5,842,980)
Total other income (expense), net	(9,105,529)	(6,550,533)
Loss before non-controlling interest and income taxes	(26,031,879)	(39,609,512)
Non-controlling interest in net loss of consolidated subsidiaries	--	--
Loss before provision for income taxes	(26,031,879)	(39,609,512)
(Provision for)/benefit from income taxes	(51)	(151,881)
Loss from continuing operations	$(26,031,930)	$(39,761,392)
Discontinued operations:
Income (loss) from disposal of discontinued operations	9,116,650	(2,739,735)
Income (loss) from discontinued operations	(2,815,407)	--
Total income (loss) from discontinued operations	6,301,243	(2,739,735)
Net income (loss)	(19,730,687)	(42,501,127)
Priority Return-Mandatorily Redeemable Preferred Equity	(270,000)	--
Net income (loss) attributable to common shareholders	$(20,000,687)	$(42,501,127)
Weighted average common shares outstanding
Basic and diluted	353,700,714	73,847,361
Earnings (loss) per share
Loss from continuing operations	$(0.07)	$(0.54)
Income (loss) from discontinued operations	0.02	(0.04)
Priority return	(0.01)	--
Net income (loss) per share – basic and diluted	$(0.06)	$(0.58)

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

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

		RESTATED
	Year Ended	Year Ended
CASH FLOW FROM OPERATING ACTIVITIES	12/31/2009	12/31/2008
Net loss	$(19,730,687)	$(42,501,127)
Adjustments to reconcile net loss to net cash
Provided by (used in) used in operating activities
Gain on disposal of discontinued operations	(9,141,375)	--
Depreciation and amortization	1,109,265	559,847
Amortization of intangibles	166,482	2,110,715
Loss on disposal of equipment	--	(28,969)
Amortization of debt discount and deferred financing costs	727,077	3,367,441
Gain on extinguishment of debt	(3,097,136)	--
Change in net assets to be disposed of	5,910,974	--
Interest from conversion liability	4,961,285	1,504,081
Stock based compensation	--	7,252,883
Accretion of asset retirement obligation	1,282	4,156
Loss on disposal of investment	--	685,333
Loss on disposal of fixed assets	30,254
Impairment of assets	219,000	10,143,288
Loss on impairment of goodwill	7,281,993	7,458,878
Forgiveness of debt	--	(4,870,609)
Accounts receivable, net	(130,184)	--
Restricted cash	324	--
Prepaid expenses	(402,553)	635,521
Deposits	(104,587)	(190,600)
Inventory	--	318,359
Costs in excess of earnings	125,696	(104,582)
Accrued interest	5,297,771	5,218,352
Accrued interest – related party	302,055	179,711
Accounts payable and accrued expenses	2,769,663	8,717,309)
Customer deposits	--	604,587
Deferred income taxes	--	(59,630)
Accrued warranty	--	91,867
Net cash provided by (used in) operating activities	(3,703,401)	1,096,811
CASH FLOW FROM INVESTING ACTIVITIES
Construction in progress	(3,165)	(2,640,689)
Project development costs		(97,364)
Proceeds from sales of investment		1,000,000
Proceeds from sale of equipment	55,440	1,050,000
Additions to and acquisition of property, plant and equipment	(94,726)	(9,189,166)
Net cash provided by (used in) investing activities	(42,451)	(9,877,219)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit		9,987,808
Proceeds from related party debt	(28,217)	--
Repayment of related party debt	4,046,067	(398,064)
Repayment of notes payable – affiliate		(2,686,574)
Proceeds from long term debt	45,035	--
Issuance of convertible debentures		1,010,598
Cash paid to minority shareholders		(843,388)
Issuance of convertible debentures – related party		1,662,457
Net cash provided by (used in) financing activities	3,777,347	8,732,837
Net increase (decrease) in cash	$31,495	$(47,571)
Cash at beginning of period	7,920	55,491
Cash at end of period	$39,415	$7,920
The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

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

During the year ended December 31, 2009, we owned a 10 million gallon per year biodiesel facility in Adrian, Michigan (“BIG”) and an oilseed crush facility in Culbertson, Montana (“Culbertson”). These two facilities were idled during the first quarter 2009 due to a lack of working capital and the Company divested both of these facilities during the second quarter of 2009. The Company’s specialty equipment manufacturing operations (“GS Design”) were also idled during the third quarter 2009; the assets of this operation were liquidated during the first quarter of 2010.  GS Rentals, GS Fulton and Mean Green Biofuels were also idled during the third quarter 2998.  The financial results of each of these subsidiaries have been presented as discontinued operations during the year ended December 31, 2009 (see Note 6, Discontinued Operations).

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

DIVESTITURES

Biofuel Industries Group, LLC

Effective May 15, 2008, the Company and Biofuel Industries Group, LLC (d/b/a NextDiesel™) (“BIG”) entered into an Exchange Agreement pursuant to which the Company exchanged 20,000,000 common shares and 20,000 preferred shares in return for 100% of the equity of BIG subject to the redemption by BIG of BIG’s “Class A Membership Units” for a total of $9 million preferred equity interest with a 12% coupon commencing January 30, 2009 at a rate equal to 30% of BIG’s net cash flows (after all operating costs and regular debt payments have been paid) (the “Class A Redemption”). The Company’s ownership of BIG was subject to rescission in the event that: (a) BIG’s loans were not timely serviced and kept in good standing, (b) certain guaranty payments, to the extent due, were not timely made, and (c) if the Class A Redemption payments were not made to the extent that they are due. BIG’s agreements with its senior creditor, Citizens Bank, require Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its previously-pending financing agreements with CleanBioenergy Partners, LLC (see Note 16, Commitments and Contingencies, below). This financing failed to close as expected in

March 2009 despite the Company’s compliance with the relevant agreements with CleanBioenergy Partners, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG’s loan agreements with Citizens Bank. The Company elected not to restructure the original acquisition transaction and instead facilitated rescission of the original acquisition transaction and the divestiture of BIG during the second quarter of 2009. The financial results of BIG were presented as discontinued operations as and for the quarter ended March 31, 2009 (see Note 6, Discontinued Operations, below), and are not included in the Company’s results of continuing operations for the year ended December 31, 2009.

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

The Company had a working capital deficit of $38,115,111 at December 31, 2009, which includes convertible debentures of $12,135,129, accrued interest payable of $2,253,853, and $3,979,437 in purchase obligations. Despite their classification as current liabilities current convertible debentures and accrued interest ($14,388,982) are serviceable out of the Company’s cash flows (the terms of the convertible debt require repayment in shares of GreenShift Corporation common stock); and the $3,979,437 in purchase obligations, to the extent due, are tied to the earnings of the Company’s equipment sales business and can only be serviced after the Company’s senior secured debt has been serviced. The Company’s working capital deficit net of these amounts is $19,746,693.

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

The carrying amount of accounts receivable has been reduced by a valuation allowance that has been set up in the amount $4,632,584 and $25,000 as of December 31, 2009 and 2008, respectively. Management will continue to review the valuation allowance on a quarterly basis.

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

During the year ended December 31, 2009, the Company wrote-off its $69,000 inventory deposit and recognized a $69,000 impaired inventory deposit expense.

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

COMMON STOCK

During the year ended December 31, 2009, MIF converted $1,709,235 shares of stock for a total of $2,095,171 that was credited against the MIF convertible debenture.  Mammoth converted 369,656 shares of stock for a total of $190,___ that was credited against the Mammoth convertible debenture.  Sunny Isle converted 116,494 shares of stock for a total of $156,964 that was credited against the Sunny Isle convertible debenture and JMJ Financial converted 259,759 shares of stock for a total of $428, 139 that was credited against the JMJ Financial debenture..

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

BIOFUEL INDUSTRIES GROUP, LLC

Effective May 15, 2008, the Company and Biofuel Industries Group, LLC (d/b/a NextDiesel™) (“BIG”) entered into an Exchange Agreement pursuant to which the Company exchanged 20,000,000 common shares and 20,000 preferred shares in return for 100% of the equity of BIG subject to the redemption by BIG of BIG’s “Class A Membership Units” for a total of $9 million preferred equity interest with a 12% coupon commencing January 30, 2009 at a rate equal to 30% of BIG’s net cash flows (after all operating costs and regular debt payments have been paid) (the “Class A Redemption”). The Company’s ownership of BIG was subject to rescission in the event that: (a) BIG’s loans were not timely serviced and kept in good standing, (b) certain guaranty payments, to the extent due, were not timely made, and (c) if the Class A Redemption payments were not made to the extent that they are due. BIG’s agreements with its senior creditor, Citizens Bank, require Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its previously-pending financing agreements with CleanBioenergy Partners, LLC (see Note 16, Commitments and Contingencies, below). This financing failed to close as expected in March 2009 despite the Company’s compliance with the relevant agreements with CleanBioenergy Partners, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG’s loan agreements with Citizens Bank. The Company elected not to restructure the original acquisition transaction and instead facilitated rescission of the original acquisition transaction and the divestiture of BIG during the second quarter of 2009. The financial results of BIG were presented as discontinued operations as and for the quarter ended March 31, 2009 (see Note 6, Discontinued Operations, below), and are not included in the Company’s results of operations for the year ended December 31, 2009. During the year ended December 31, 2009, the Company recorded an impairment of goodwill in the amount of $7,281,993, bad debt expense of $4,709,276 related to accounts receivable consisting of equipment and corn oil owed by BIG to the Company, and a gain on disposal of net liabilities of $14,451,979.

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

GS DESIGN SERVICES

The Company’s specialty equipment manufacturing operations (“GS Design”) were idled during the fourth quarter 2009.  During the first quarter of 2009, the Company entered into an agreement for conveyance of real property and partial debt cancellation with the bank holding the lien on the building.  The bank agreed to release the lien on the building in exchange for the return of the property.  The Company recognized a $197,683 loss on sale of an asset when writing off the value of the building and building lease hold improvements. The financial results of  this subsidiary has been presented as discontinued operations during the year ended December 31, 2009. As a result, the Company realized a loss from discontinued operations of $1,267,717 and gain of $542,955 for the twelve months ended December 31, 2009 and 2008, respectively.  The components of discontinued operations for the twelve months ended December 31, 2009 and 2008 are as follows:

	2009	2008
Revenues	$103,621	$5,504,445
Cost of revenues	1,103,291	3,142,935
Gross profit	(999,670)	2,361,510
Selling, general and administrative expense	407,721	1,946,262)
Loss from operations	(1,407,391)	415,248
Interest expense	(13,883)	2,129
Other income and expenses, net	54,859	125,577
Total other income and expense	40,976	127,706
Income before provision for income taxes	(1,366,415)	542,955
Total provision for tax	--	--
Net loss	$(1,366,415)	$542,955

GS RENTALS

The financial results of GS Rentals, LLC have been presented as discontinued operations during the year ended December 31, 2009. During the fourth quarter of 2009, the Company entered into an agreement for conveyance of real property and partial debt cancellation with the bank holding the lien on the building in exchange for the return of the property.  The Company recognized a $197,683 loss on sale of the an asset when writing off the value of the building and building leasehold improvements.  As a result, the Company realized a loss from discontinued operations of $228,185 and $58,955 for the twelve months ended December 31, 2009 and 2008, respectively.  The components of discontinued operations for the twelve months ended December 31, 2009 and 2008 are as follows:

	2009	2008
Revenues	$21,000	$--
Cost of revenues	5,937	16,426
Gross profit	15,063	(16,426)
Selling, general and administrative expense	43,498	17,991
Loss from operations	(28,435)	(34,417)
Interest expense	(2,067)	(24,538)
Other income and expenses, net	(197,683)	--
Total other income and expense	(199,750)	(24,538)
Income before provision for income taxes	(228,185)	(58,955)
Total provision for tax	--	--
Net loss	$(228,185)	$(58,955)

BOLLHEIMER & ASSOCIATES

The acquisition of Bollheimer & Associates was rescinded effective November 30, 2009. As a result, the Company realized a loss from discontinued operations of $8,823 and $382,112 for the twelve months ended December 31, 2009 and 2008, respectively.  The components of discontinued operations for the twelve months ended December 31, 2009 and 2008 are as follows:

	2009	2008
Revenues	$25,797	$124,798
Cost of revenues	4,099	35,822
Gross profit	21,699	88,976
Selling, general and administrative expense	30,522	471,088
Loss from operations	(8,823)	(382,112)
Interest expense	--	--
Other income and expenses, net	--	--
Total other income and expense	--	--
Income before provision for income taxes	(5,095)	(382,112)
Total provision for tax	--	--
Net loss	$(5,095)	$(382,112)

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

As of December 31, 2009 and 2008, the Company had $0 and $324, respectively, in restricted cash.

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

Amortization of intangible assets was $13,287 and $13,287 for the twelve months ended December 31, 2009 and 2008 respectively. Estimated amortization expense for future years is as follows:

2010	$5,093
2011	5,093
2012	5,093
2013	3,203
Thereafter	19,548
Total	$37,991
The changes in the carrying amount of goodwill during the twelve months ended December 31, 2009 and 2008 are as follows:

	Equipment &Technology Sales	Culinary Oil Production	Biofuel Production	Total
Balance at January 1, 2008	$905,579	$7,458,877	$--	$8,364,456
Goodwill Acquisition	5,875,543	(7,458,877)	7,281,993	5,698,659
Impairment/Loss	(6,781,122)	--	--	(6,781,122)
Balance at December 31, 2008	--	--	--	7,281,993
Goodwill Acquisition	--	--	7,281,993	--
Impairment/Loss	--	--	(7,281,993)	(7,281,993)
Balance at December 31, 2009	$--	$--	$--	$--

NOTE 10	PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following:

	2009	2008
Furniture and fixtures	$32,484	$32,484
Machinery and equipment	75,634	125,515
Computer equipment	35,584	37,747
Processing equipment	11,413,724	11,040,396
Sub-total	11,557,427	11,236,142
Less accumulated depreciation	(1,724,036)	(694,435)
Total	$9,833,390	$10,541,706

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

NOTE 12	FINANCING ARRANGEMENTS

The following is a summary of the Company’s financing arrangements as of December 31, 2009 and 2008:

Current portion of long term debt:	12/31/2009	12/31/2008
Note payable from GS AgriFuels to Stillwater	$2,071,886	$2,071,886
Purchase obligations from GS AgriFuels to NextGen sellers	3,979,437	3,979,437
Purchase obligations from GS AgriFuels to Sustainable Systems sellers	802,341	1,017,451
Asset retirement obligation, current	40,253	277
Note payable to GS EnviroServices	100,000	100,000
Vehicle loans and other short term borrowings	50,970	110,769
Mortgages and other term notes	--	29,404
Current portion of convertible notes payable from GS CleanTech	1,734,579	1,734,579
Total current portion of long term debt	$8,779,466	$8,785,668

Long-term debt, net of current maturities:
Mortgages and other term notes	$20,774	$534,821
Total long term debt	$8,800,240	$9,320,489

Asset retirement obligation:
Asset retirement obligation	$611,206	$247,462

Current portion of convertible debentures:
Convertible debenture due to YA Global Investments, LP	$3,200,000	$7,449,631
Convertible debentures due to Acutus Capital, LLC	--	485,000
Note discounts	(65,456)	--
Convertible debentures due to JMJ Financial Corporation	542,109	--
Convertible debentures due to Minority Interest Fund (II)	4,248,414	1,514,201
Convertible debentures due to Mammoth Corporation	209,914	--
Convertible debentures due to Viridis Capital	282,938	--
Conversion liabilities	717,225	53,469
Convertible debenture payable from GS AgriFuels to Sustainable Systems sellers (contingent)	1,499,990	1,902,140
Convertible debenture payable from GS AgriFuels to Sustainable Systems sellers (contingent)	1,499,995	1,902,147
Total current portion of convertible debentures	$12,135,129	$13,692,720

Long-term convertible debenture:
Convertible debenture to YA Global Investments, LP	39,229,712	22,714,329
Conversion liabilities	3,912,088	--
Note discounts	--	(302,070)
Total long-term convertible debentures	$43,141,800	$21,188,196

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

During the twelve months ended December 31, 2009, the Company borrowed $78,000 from Edward Carroll, the Company’s Chief Financial Officer. The note carried interest at 5% per year and was payable upon demand. The Company repaid the loan in full during the year ended December 31, 2009.  The balance as of December 31, 2009 was $0.

During the year ended December 31, 2008, the $410,930 note payable the Company owed to Viridis Capital, LLC was purchased by Minority Interest Fund (II), LLC (“MIF”). Kevin Kreisler, the sole member of Viridis Capital, is the Chairman and Chief Executive Officer of the Company.

During the year ended December 31, 2009, the Company entered into a convertible debenture with Viridis Capital, LLC.   The debenture, which bears interest at 20% and matures on December 31, 2010.  Viridis is entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 per share of (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion.  The balance owed to Viridis as of December 31, 2009 was $282,938.

NOTE 14	ASSET RETIREMENT OBLIGATION

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

	2009	2008
Beginning balance at January 1	$247,462	--
Liabilities incurred during the period	--	246,840
Increase in estimated costs	362,462	--
Liabilities settled during the period	--	--
Accretion of interest	1,282	623
Ending balance at December 31	$611,206	$247,462

NOTE 15	DEBT AND PURCHASE OBLIGATIONS

CONVERTIBLE DEBENTURES

Restructuring Agreements with YA Global Investments, LP

On December 9, 2009, the Company and YAGI entered into a Restructuring Agreement. The Restructuring Agreement provided for the exchange of all convertible debentures (the “Senior  Loans”) in the amount of $34,323,289 and $8,078,543 of accrued interest and $543,507 in legal fees issued by the Company and its subsidiaries to YAGI for an amended and restated debenture (the “A&R Debenture”) in the amount of $42,727,603. The net aggregate principal amount of the restated debentures was $42,406,275 as of December 31, 2009.

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

On December 31, 2009, the Company entered into a convertible debenture with Viridis Capital, LLC.  The debenture bears interest at a rate of 20% and matures on December 31, 2010.  Viridis is entitled to convert the debenture into common stock of the company at a conversion price equal to the lesser of (a) $1.25 per share or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion.  The Company determined the value of the Viridis Debenture at December 31, 2009 (day of issuance) to be $312,527 which represented the face value of the debenture of $29,589 plus the present value of the conversion feature.  The Company recorded an expense of $1.56 as interest expense for the accretion of the present value of at the conversion liability for the period.  The balance owed to Viridis as of December 31, 2009 was $282,938.

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

Stillwater Asset Backed Fund, LP

On October 30, 2006, NextGen Acquisition, Inc., a subsidiary of GS AgriFuels that was formed to facilitate the acquisition of NextGen Fuel Inc., sold to Stillwater Asset-Based Fund, LP a Term Note in the principal amount of $6 million.  In conjunction with the financing NextGen Acquisition paid an origination fee of $75,000, prepaid interest of $300,000, legal fees of $35,225, and received net proceeds of $5,589,775.  NextGen Acquisition used $4,879,236 of the proceeds to acquire NextGen Fuel, Inc., made a loan totaling $568,958 to GS Design, Inc. (a subsidiary of the Company), and repaid the Company $141,580 for amounts paid by the Company in connection with the NextGen Fuel, Inc. acquisition.  The Term Note accrues interest at a rate of 20% per annum.  Monthly payments of principal and interest were due beginning February 1, 2007, with a monthly principal amount of at least $300,000 and additional principal payments made as a percentage of cash receipts of NextGen Fuel, Inc.  On July 31, 2007, NextGen Acquisition, Inc. entered into Amendment 1 to the Credit Agreement with Stillwater Asset-Based Fund, LP.  According the Amendment, NextGen received an additional principal amount of $555,600.  In conjunction with the refinancing, NextGen Acquisition paid a financing fee of $72,880 and legal fees of $24,245, $13,125 of which was paid via $17,500 shares of GS AgriFuels common stock.   According to the amended terms, all amounts of principal and interest not previously satisfied will be due on December 31, 2010.  Monthly payments have been adjusted as follows: interest only August

2007 payment; September and October 2007 payments would be an amount equal to the applicable Biodiesel Systems Net Revenue Repayment Percentage of 10% (the Biodiesel Systems Net Revenue is a defined term in the relevant agreements and it is defined as gross cash receipts received during the preceding month); November 2007 through January 2008 payments would be an amount equal to the $200,000 plus the applicable Biodiesel Systems Net Revenue Repayment Percentage; and, payments from February 2008 until the Maturity Date would be an amount equal to $300,000 plus the applicable Biodiesel Systems Net Revenue Repayment Percentage with all outstanding obligations due and payable on the final Maturity Date.  The obligations of NextGen Acquisition Inc. under the Term Note have been guaranteed by the Company, GS AgriFuels, NextGen Fuel, Inc., and by the following affiliates: GS Design, Inc., GS Rentals, LLC and Viridis Capital, LLC (the “Guarantors”).  Each of the Guarantors has pledged its assets to secure its guaranty. For the year ending December 31, 2009, interest expense of $211,793 for this obligation was incurred.  The principal balance of this note at December 31, 2009 and 2008 was $2,071,886 and $3,800,000, respectively. On September 30, 2008, NextGen Acquisition and GreenShift, in its capacity as a Guarantor, entered into a forbearance agreement and amendment to the credit agreement with Stillwater providing for the following amended terms: (a) the issuance of 250,000 shares of GreenShift common stock; (b) the payment of about $35,000 in interest on December 15, 2008; and (c) the payment of $600,000 on or before January 15, 2009 upon closing on GreenShift’s then-pending financing with CleanBioenergy Partners, LLC (see Note 16, Commitments and Contingencies, Other Agreements, below). The CleanBioenergy financing failed to close as expected during the first quarter of 2009 (see Note 25, Subsequent Events, below). NextGen Acquisition failed to make any of the agreed-upon payments and the Stillwater loan is currently in default. The Company is currently exploring opportunities to liquidate its interest in NextGen Acquisition under conditions that would eliminate the Company’s obligation to Stillwater.

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

Sustainable Selling Shareholders

On March 26, 2007, GS AgriFuels purchased the remaining 85% of the outstanding capital stock of Sustainable Systems, Inc.  (GS AgriFuels had previously purchased 15% of the capital stock of Sustainable). The purchase price was approximately $12.6 million of which $100,000 was payable at closing, a note was issued for approximately $1.9 million and two $3.55 million debentures were issued to the selling shareholders totaling $9,004,018. The $1.9 million note was to be due upon the completion and commissioning of Sustainable’s current plant expansion. The relevant acquisition agreements with the selling shareholders are in default due to the disclosure by the selling shareholders that Sustainable owned its Culbertson, Montana-based oilseed crushing facility (“Culbertson”) when in fact Sustainable merely held the right to purchase the Montana facility at the time of the acquisition by GS AgriFuels; the failure to disclose by the selling shareholders that Sustainable’s right to purchase the Montana facility, as well as any investment made in the Montana facility, was subject to forfeiture within months of entering into the acquisition agreements with GS AgriFuels; and, the provision by the selling shareholders of materially false financial statements. This matter and the extent of the relevant parties’ obligations under the relevant acquisition agreements and otherwise are the subject of a litigation initiated by GS AgriFuels against the selling shareholders. Three of the selling shareholders, corresponding to about 60% of the selling shareholders’ prior ownership interest in Culbertson, have entered into settlement agreements pursuant to which GS AgriFuels has been released from the pro-rated Purchase Obligation previously attributable to these shareholders as follows.

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

NOTE 16	COMMITMENTS AND CONTINGENCIES

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

NOTE 17	GUARANTY AGREEMENT

On October 31, 2006, the Company guaranteed the 14 month Term Note issued by NextGen Acquisition, Inc., a wholly owned subsidiary of GS AgriFuels Corporation, in the principal amount of $6,000,000 issued to Stillwater Asset-Backed Fund, LP (see Note 15, Debt and Purchase Obligations, above). The balance due to Stillwater at December 31, 2009 was 2,071,886.

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

NOTE 18	SEGMENT INFORMATION

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

12 Months Ended 12/31/09	Corporate	Equipment & Technology Sales	Biofuel Production & Sales	Total
Total assets	$108,538	$4,144,253	$37,872,645	$19,466,626
Total revenue	$--	$3,871,495	$--	3,871,495
Cost of revenue	160,714	2,487,788	--	2,648,503
Gross Profit	(160,714)	1,383,706	--	1,222,992
Operating expenses	2,253,644	15,814,064	81,634	18,149,342
Income (loss) from operations	(2,414,359)	(14,430,357)	(81,634)	(16,926,350)
Other income (expense)	(6,218,449)	(1,060,638)	(1,826,442)	(9,105,529)
Income (loss) before taxes	(8,632,808)	(15,490,995)	(1,908,076)	(26,031,879)
Non-controlling interest	--	--	--	--
Taxes	--	(51)	--	(51)
Gain on sale of discontinued operations	--	14,483,008	(5,341,633)	9,141,375
Net loss from discontinued operations	--	(1,236,709)	(1,603,423)	(2,840,133)
Net loss	$(8,632,808)	$(2,244,747)	$(8,853,132)	(19,730,687)

12 Months Ended 12/31/08	Corporate	Equipment & Technology Sales	Biofuel Production & Sales	Total
Total assets	$108,538	$4,144,253	$37,872,645	$42,125,435
Total revenue	$--	$1,242,298	$3,301,473	4,543,771
Cost of revenue	129,419	693,617	3,835,422	4,658,458
Gross Profit	(129,419)	548,681	(533,949	(114,687
Operating expenses	10,431,317	20,009,486	2,503,490	32,944,292
Income (loss) from operations	(10,560,736)	(19,460,805)	(3,037,439)	(33,058,979)
Other income (expense)	(3,425,233)	53,670	(3,178,970)	(6,550,533)
Income (loss) before taxes	(13,985,969)	(19,407,135)	(6,216,409)	(39,609,512)
Non-controlling interest	--	--	--	--
Taxes	(4,116)	(145,573)	(2,192	(151,881)
Gain on sale of discontinued operations	(2,739,735)	--	--	(2,739,735)
Net loss from discontinued operations	--	--	--	--
Net loss	$(16,729,820)	$(19,552,708)	$(6,218,601)	(42,501,127)
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

NOTE 19	NON-CONTROLLING INTEREST

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

In accordance with the completion of the GS AgriFuels Go-Private Transaction (see Note 15, Convertible Debentures, above), the Company recorded the related obligation to the former minority shareholders of GS AgriFuels of $1,265,762 at December 31, 2007. During the year ended December 31, 2009, the Company made payments against this obligation of $932,328, leaving a balance of $333,434 that the Company expects to either cancel during 2010.

NOTE 20	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:

	2009	2008
Cash paid during the year for the following:
Interest	$953,859	$953,859
Income taxes	34,256	34,256
Total	119,445	119,445
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Contribution of capital from debt and accrued interest due to affiliate	$2,827,330	$2,827,330
Acquisition of equipment and/or vehicles with long-term debt	--	--
Stock issued for debt conversions	--	--
Acquisition of Bollheimer & Associates with debt	320,000	320,000
Reduction of convertible debentures from disposal of investment in GS EnviroServices	2,000,000	2,000,000
Acquisition of Biofuel Industries Group, LLC for redeemable preferred equity in subsidiary	9,000,000	9,000,000
Common shares issued for deferred financing fees	1,080,000	1,080,000
Common shares issued in settlement of debenture	1,100,000	1,100,000
Debentures converted into common stock	496,558	496,558
Conversion of accrued interest into convertible debt	891,432	891,432
Reclassification of derivative liability into equity	6,385,002	6,385,002
Recognition of deferred compensation from issuance of preferred stock	6,910,568	6,910,568
Increase in construction in progress through amortization of deferred compensation	1,085,146	1,085,146

NOTE 21	RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 15, Debt and Purchase Obligations, above).  The managing member of MIF is a relative of the Company’s chairman.

Effective December 15, 2007, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (the “TAA”) with Cantrell Winsness Technologies, LLC, David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Inventors”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA, as amended, provides for the payment to the Inventors of a one-time license fee of $150,000 per system (a “System”) built and commissioned based on the Technology plus an ongoing royalty of $0.10 per gallon of corn oil extracted with the Technology. The Company is required to sell, market, deploy or in any way cause the initiation of operations of a total of three Systems on or before December 31, 2008, a total of eight Systems on or before December 31, 2009, and an additional five Systems per year thereafter up to a total of eighteen Systems, at which point the Company has no continuing commercialization requirement. The ownership of the Technology is subject to reversion in the event that the Company fails to satisfy the commercialization requirements of the TAA or if the Company otherwise initiates bankruptcy proceedings. In any event of reversion, the Company shall retain the non-exclusive right to use the Technology. David Winsness and Greg Barlage are both members of the Company’s board of directors and, respectively, the Company’s Chief Technology Officer and Chief Operating Officer. For the nine months ended September 30, 2008, the Company incurred license fees of $750,000 (corresponding to technology licenses incurred on five Systems), royalty fees of $147,832 (corresponding to 1,478,320 gallons of corn oil), and the Company also prepaid license fees of $300,000 on two additional Systems. The license fees were capitalized with $133,929 being amortized and included in the Company’s costs of sales for the nine months ended September 30, 2009. On July 1, 2009, the Company issued unsecured convertible debentures (collectively, the “TAA Debentures”) to each of David Cantrell (in the amount of $787,205), David Winsness (in the amount of $251,103), Greg Barlage (in the amount of $267,445) and John W. Davis (in the amount of $255,964) in consideration for the full payment amounts due and/or accrued pursuant to the TAA (as well as accrued salaries of $85,587 and unreimbursed expenses of $128,298). The TAA Debentures were acquired by MIF in September 2009 (see Note 15, Debt and Purchase Obligations, above).

NOTE 22	INCOME TAXES

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

The provision for income taxes as of December 31, 2009 and December 31, 2008 consisted of the following:

Current provision:	2009	2008
Federal	$--	$--
State	51	151,881
Total current provision	$51	$151,881

Deferred provision (benefit) for tax:
Federal	$--	$--
State	--	--
Total deferred provision (benefit) for tax	$--	$--
Total provision for tax	$51	$151,881
The Company’s total deferred taxes asset and valuation allowance as of December 31, 2009 are as follows:

NOL carryforwards	$13,054,260
Differences in financial statement and tax accounting for:
Interest	1,686,837
Allowance for doubtful accounts receivable
Net deferred tax asset	14,741,097
Less valuation allowance	(14,741,097)
Total deferred tax asset, net of valuation allowance	$--

In assessing whether the deferred tax assets are realizable, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, Management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The change in valuation allowance for 2009 was $4,287,887.

NOTE 23	DISPOSAL OF NON-CONTROLLING INTEREST IN INVESTMENTS

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

Between January 1, 2010 and April 15, 2010, the Company issued a total of 2,414,643,653 common shares upon the conversion of $3,370,875 in debt.

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

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 15, Debt and Purchase Obligations, above).  The managing member of MIF is a relative of the Company’s chairman.

Effective December 15, 2007, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (the “TAA”) with Cantrell Winsness Technologies, LLC, David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Inventors”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA, as amended, provides for the payment to the Inventors of a one-time license fee of $150,000 per system (a “System”) built and commissioned based on the Technology plus an ongoing royalty of $0.10 per gallon of corn oil extracted with the Technology. The Company is required to sell, market, deploy or in any way cause the initiation of operations of a total of three Systems on or before December 31, 2008, a total of eight Systems on or before December 31, 2009, and an additional five Systems per year thereafter up to a total of eighteen Systems, at which point the Company has no continuing commercialization requirement. The ownership of the Technology is subject to reversion in the event that the Company fails to satisfy the commercialization requirements of the TAA or if the Company otherwise initiates bankruptcy proceedings. In any event of reversion, the Company shall retain the non-exclusive right to use the Technology. David Winsness and Greg Barlage are both members of the Company’s board of directors and, respectively, the Company’s Chief Technology Officer and Chief Operating Officer. For the nine months ended September 30, 2008, the Company incurred license fees of $750,000 (corresponding to technology licenses incurred on five Systems), royalty fees of $147,832 (corresponding to 1,478,320 gallons of corn oil), and the Company also prepaid license fees of $300,000 on two additional Systems. The license fees were capitalized with $133,929 being amortized and included in the Company’s costs of sales for the nine months ended September 30, 2009. On July 1, 2009, the Company issued unsecured convertible debentures (collectively, the “TAA Debentures”) to each of David Cantrell (in the amount of $787,205), David Winsness (in the amount of $251,103), Greg Barlage (in the amount of $267,445) and John W. Davis (in the amount of $255,964) in consideration for the full payment amounts due and/or accrued pursuant to the TAA (as well as accrued salaries of $85,587 and unreimbursed expenses of $128,298). The TAA Debentures were acquired by MIF in September 2009 (see Note 15, Debt and Purchase Obligations, above).

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

INDEPENDENT AUDITOR FEES

Fees for professional services provided by GreenShift’s independent auditors, Rosenberg, Rich, Baker Berman and Company for the years ended December 31, 2009 and 2008 are as follows:

Audit Fees

Rosenberg Rich Baker Berman & Co. billed $188,615 to the Company for professional services rendered for the audit of fiscal 2009 financial statements and review of the financial statements included in fiscal 2008 10-QSB filings.  Rosenberg Rich Baker Berman & Co. billed $400,335 to the Company for professional services rendered for the audit of fiscal 2008 financial statements and review of the financial statements included in fiscal 2008 10-QSB filings.

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

GREENSHIFT CORPORATION

By:

/s/	KEVIN KREISLER KEVIN KREISLER Chief Executive Officer
Date:	April 16, 2010

In accordance with the Exchange Act, this Report has been signed below on April 16, 2010 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/	KEVIN KREISLER KEVIN KREISLER, Chairman Chief Executive Officer
/s/	ED CARROLL ED CARROLL, Director Chief Financial and Accounting Officer
/s/	DAVID WINSNESS DAVID WINSNESS Director
/s/	GREG BARLAGE GREG BARLAGE Director
/s/	RICHARD KRABLIN RICHARD KRABLIN Director