Form 10-Q
period 2010-03-31
GREENSHIFT CORP
filed 2010-05-21
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

COMMISSION FILE NO.: 0-50469

GREENSHIFT CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware	59-3764931
(State of incorporation)	(IRS identification number)

One Penn Plaza, Suite 1612, New York, NY	10119
(Address of principal executive offices)	(Zip code)
(212) 994-5374
(Registrant’s telephone number)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One): Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No X

The number of outstanding shares of common stock as May 20, 2010 was 13,608,278,721.

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2010

Basis of Presentation

In this Quarterly Report on Form 10-Q, the terms “we,” “our,” “us,” “GreenShift,” or the “Company” refer to GreenShift Corporation, and its subsidiaries on a consolidated basis. The term “GreenShift Corporation” refers to GreenShift Corporation on a standalone basis only, and not its subsidiaries.

Forward Looking Statements

We make certain forward-looking statements in this Quarterly Report on Form 10-Q and in the documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

- the volatility and uncertainty of commodity prices;

- operational disruptions at our facilities;

- the costs and business risks associated with developing new products and entering new markets;

- our ability to locate and integrate future acquisitions;

- our ability to develop our corn oil extraction and other production facilities;

- the effects of other mergers and consolidations in the biofuels industry and unexpected announcements or developments from others in the renewable fuels industry;

- the impact of new, emerging and competing technologies on our business;

- the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes or other external factors over which they have no control;

- our reliance on key management personnel;

- changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;

- limitations and restrictions contained in the instruments and agreements governing our indebtedness;

- our ability to raise additional capital and secure additional financing;

- our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

- other risks referenced from time to time in our filings with the SEC and those factors listed in our Annual Report on Form 10-K for the year ended December 31, 2009 under Item 1A, Risk Factors.

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

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	3/31/2010	12/31/2009
ASSETS

Current assets:
Cash	$23,708	$39,415
Accounts receivable, net of doubtful accounts of $4,731,238 and $4,632,584, respectively	105,312	48,471
Inventories	2,795,358	547,056
Due from affiliates	431,710	387,835
Prepaid expenses and other assets	358,192	361,537
Total current assets	3,714,280	1,384,314
Other assets:
Property and equipment, net	9,569,313	9,833,390
Construction in progress	2,296,417	4,544,719
Intangible assets, net	598,890	626,477
Minority investments	2,501,324	2,501,324
Note receivable	500,000	500,000
Deposits	37,549	37,549
Assets to be disposed, net of current	11,903	38,853
Total other assets	15,515,396	18,082,312

TOTAL ASSETS	$19,229,676	$19,466,626

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$7,055,785	$6,628,369
Accrued expenses	3,314,684	3,206,425
Accrued interest payable	2,616,636	1,772,087
Accrued interest payable – related party	520,562	481,766
Current portion of long term debt	8,779,466	8,779,466
Current portion of convertible debentures, net of discount	7,453,831	7,128,281
Convertible debenture - related party, net of discount	5,918,299	5,006,848
Other current liabilities	402,398	402,398
Customer deposits	500,000	500,000
Income tax payable	45,000	45,000
Contingent amounts due to minority shareholders of consolidated subsidiaries	862,119	870,077
Liabilities of discontinued operations, current	4,695,710	4,678,709
Total current liabilities	42,164,490	39,499,426

Long term liabilities:
Long term debt, net of current	20,774	20,774
Asset retirement obligation	620,978	611,206
Liabilities to be disposed, non-current	--	52,477
Convertible debentures, net of current	42,029,967	43,141,800
Total long-term liabilities	42,671,719	43,826,257

Total liabilities	84,836,209	83,325,683

Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectively	2,481	2,481
Series D: 799,954 and 799,954 shares issued and outstanding, respectively	800	800
Series E: 0 and 20,000 shares issued, respectively, none outstanding	--	--
Common stock, $0.0001 par value, 20,000,000,000 authorized;
10,012,500,000 and 4,773,622,262, shares issued and outstanding, respectively	1,001,250	477,362
Additional paid-in capital	93,255,044	92,593,575
Accumulated deficit	(159,866,108)	(156,933,274)
Total stockholders’ equity (deficit)	(65,606,533)	(63,859,056)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$19,229,676	$19,466,626

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	Three Months Ended
	3/31/10	3/31/09
		(Restated)

Revenue	$1,271,501	$624,334
Cost of revenues	784,394	508,812
Gross profit	487,107	115,522

Operating expenses:
General and administrative expenses	2,031,857	706,005
Selling expenses	1,767	12,240
Impairment of goodwill	--	7,281,993
Total operating expenses	2,033,624	8,000,238

Income (loss) from operations	(1,546,517)	(7,884,716)

Other income (expense):
Interest income	17,753	--
Amortization of debt discount & deferred financing	(13,399)	(186,810)
Change in conversion liabilities	(203,012)	(406,387)
Change in conversion liabilities- affiliate	(235,099)	(61,924)
Interest expense - affiliate	(257,475)	(42,001)
Interest expense	(848,276)	(1,469,082)
Total other income (expense), net	(1,539,508)	(2,166,203)

Loss before provision for income taxes	(3,086,025)	(10,050,919)

(Provision for)/benefit from income taxes	(20)	--
Loss from continuing operations	(3,086,045)	(10,050,919)

Discontinued operations:
Income (loss) from discontinued operations	153,211	(1,774,546)
Total income (loss) from discontinued operations	153,211	(1,774,545)

Net income (loss)	$(2,932,834)	$(11,825,465)

Priority Return-Mandatorily Redeemable Preferred Equity	--	(270,000)
Net income (loss) attributable to common shareholders	$(2,932,834)	$(12,095,465)

Weighted average common shares outstanding, basic and diluted	7,856,198,647	104,921,105

Earnings (loss) per share:
Loss from continuing operations	$(0.00)	$(0.10)
Income (loss) from discontinued operations	(0.00)	(0.02)
Net income (loss) per share – basic and diluted	$(0.00)	$(0.12)

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	Three Months Ended
	3/31/10	3/31/09
CASH FLOW FROM OPERATING ACTIVITIES		(Restated)

Net loss	$(2,932,834)	$(11,825,465)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	264,077	267,709
Amortization of intangibles	27,587	4,557
Amortization of debt discount and deferred financing costs	13,399	190,474
Change in net assets of disposal group	(8,525)	2,065,107
Change in conversion liabilities	438,111	468,311
Stock based compensation	7,500	--
Accretion of asset retirement obligation	9,772	544
Interest accretion on notes receivable	(17,754)	--
Loss on impairment of goodwill	--	7,281,993
Changes in operating assets and liabilities:
Accounts receivable	(56,841)	--
Restricted cash	--	(234)
Prepaid expenses	21,098	--
Deposits	--	(83,521)
Costs in excess of earnings	--	(110,245)
Accrued interest	844,550	1,464,290
Accrued interest – related party	257,475	46,030
Accounts payable and accrued expenses	306,002	299,226
Net cash provided by (used in) operating activities	(826,384)	68,776

CASH FLOW FROM INVESTING ACTIVITIES

Advances to affiliate	(98,049)	--
Construction in progress	--	(206,834)
Additions to and acquisition of property, plant and equipment	--	(421,771)
Net cash used in investing activities	(98,049)	(628,605)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term debt	--	20,000
Proceeds from convertible debentures – related party	1,054,299	837,758
Repayment of convertible debentures	(145,573)	--
Proceeds from convertible debentures	--	315,000
Repayment of convertible debentures – affiliates	--	(609,100)
Loan due to an affiliate	--	(2,000)
Repayment of long term debt	--	(3,253)
Net cash provided by financing activities	908,726	558,405

Net increase (decrease) in cash	$(15,707)	$(1,424)
Cash at beginning of period	39,415	9,704
Cash at end of period	$23,708	$8,280

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

NOTE 1	BASIS OF PRESENTATION

The consolidated interim financial statements included herein have been prepared by GreenShift Corporation (“we,” “our,” “us,” “GreenShift,” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2	NATURE OF OPERATIONS

GreenShift develops and commercializes clean technologies designed to integrate into and leverage established production and distribution infrastructure to address the financial and environmental needs of our clients by decreasing raw material needs, facilitating co-product reuse, and reducing waste and emissions.

We own four corn oil extraction facilities based on our patented and patent-pending corn oil extraction technologies that are located at our licensee’s ethanol plants in Oshkosh, Wisconsin, Medina, New York, Marion, Indiana, and Riga, Michigan. Under the relevant agreements, we have the continuing right to purchase the extracted oil, which we then typically sell as a feedstock for biofuel production. We are also party to license agreements with several ethanol producers for the use of our patented corn oil extraction technologies.

At the beginning of the year ended December 31, 2009, we owned a 10 million gallon per year biodiesel facility in Adrian, Michigan (“BIG”) and an oilseed crush facility in Culbertson, Montana (“Culbertson”). The Company liquidated both of these facilities during the second quarter of 2009. The Company’s specialty equipment manufacturing operations (“GS Design”) were also idled during the third quarter 2009; the assets of this operation were liquidated during the first quarter of 2010. Several other inactive subsidiaries were also discontinued during the third quarter 2009. The financial results of each of these subsidiaries have been presented as discontinued operations during the three months ended March 31, 2010 and 2009 (see Note 6, Discontinued Operations).

SEGMENT DESCRIPTIONS

The nature and composition of the Company’s operations has changed as compared to 2009 and prior years. Commencing January 1, 2010, and for the three months ended March 31, 2010, the Company’s operations were conducted in the following three reportable business segments: (a) Licensing, (b) Commodities, and (c) Products & Services. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are aggregated and classified herein as Corporate.

The Company’s ongoing restructuring activities resulted in the cessation of operations in its former Culinary Oil Production & Sales segment during the year ended December 31, 2009. The corn oil the Company produces is sold as a commodity for use as a renewable fuel feedstock and in other markets. Therefore, the Company’s 2009 corn oil production and sales activities were recorded in the Company’s new Commodities segment.

For comparative purposes, the operations of the Company’s Commodities segment during 2010 can be compared to the combined activities of the Company’s former Biofuel Production & Sales and Culinary Oil Production & Sales segments during 2009. Similarly, activities in the new Products & Services segment during 2010 can be compared to the 2009 operations in the Company’s former Equipment & Technology Sales segment.

NOTE 3	GOING CONCERN

The Company had a working capital deficit of $38,450,210 at March 31, 2010. Included in the deficit was $16,509,328 attributable to convertible debentures, which, unless we are successful in refinancing the YAGI debt, will be satisfied by issuance of common shares. Also included in the deficit was contingent unsecured subsidiary purchase obligations of $7,781,763 and $4,695,710 in liabilities for discontinued operations pending disposal. We expect most or all of those liabilities to be extinguished upon the liquidation of the relevant subsidiaries. Net of these liabilities, we still faced a working capital deficit of $9,463,409. Our ability to satisfy those obligations will depend on our success in obtaining financing, our success in developing revenue sources, and our success in negotiating with the creditors.

Management’s plans include raising additional proceeds from debt and equity transactions to fund operations, and to increase revenue and cut expenses. There can be no assurances that the Company will be able to eliminate both its working capital deficit and its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

NOTE 4	SIGNIFICANT ACCOUNTING POLICIES

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

	Fair Value
As of March 31, 2010	Level 1	Level 2	Level 3	Total
Embedded conversion liabilities	$--	$--	$4,887,688	$4,887,688

The following table reconciles, for the three month period ended March 31, 2010, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded Conversion Liability at December 31, 2009				4,629,312
Present Value of beneficial conversion features of new debentures				250,350
Reductions in fair value due to principal conversions				(179,735)
Accretion adjustments to fair value - beneficial conversion features				187,761
Balance at March 31, 2010				$4,887,688

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

LICENSE FEES

License fees represent a one-time license fee of $150,000 per system (each, a “System”) built and commissioned based on the Technology plus an ongoing royalty of $0.10 per gallon of corn oil extracted with the Technology (see Note 15, Related Party Transactions). For the year ended December 31, 2009, the Company incurred license fees of $750,000 (corresponding to technology licenses incurred on five Systems), royalty fees of $147,832 (corresponding to 1,478,320 gallons of oil), and the Company also prepaid license fees of $300,000 on two additional Systems. The license fees were capitalized with $26,786 being amortized and included in the Company’s cost of sales for the three months ended March 31, 2010.

NOTE 5	STOCKHOLDERS’ EQUITY

On June 11, 2009, the Company’s Board of Directors approved an amendment to the Certificate of Incorporation to increase the authorized common stock from 500,000,000 shares, $0.001 par value, to 10,000,000,000 shares at $0.0001 par value. Effective March 31, 2010, the Company’s Board of Directors authorized an amendment to the Certificate of Incorporation whereby the number of authorized shares of common stock was increased to 20,000,000,000 at $0.0001 par value.

The Company issued 5,188,977,738 shares of common stock upon the conversion of an aggregate of $1,274,010 in debt during the three months ended March 31, 2010, consisting of: 1,392,592,592 common shares issued to YA Global Investments, LP (“YAGI”) upon its conversion of debt in the amount of $376,000; 2,768,980,346 common shares issued to Minority Interest Fund (II), LLC (“MIF”) upon its conversion of debt in the amount of $741,625; 392,404,800 common shares issued to JMJ Financial (“JMJ”) upon its conversion of debt in the amount of $60,361; and, 635,000,000 common shares issued to Mammoth Corporation upon its conversion of debt in the amount of $96,025. The Company also issued 24,900,000 shares of common stock upon the conversion of $10,000 of minority interest as well as 25,000,000 shares of common stock to a consultant.

The only conditions under which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

NOTE 6	DISCONTINUED OPERATIONS

SUSTAINABLE SYSTEMS, INC.

Effective June 30, 2009, GS AgriFuels Corporation and Carbonics Capital Corporation entered into a Stock Purchase Agreement pursuant to which Carbonics acquired 100% of the stock of Sustainable Systems, Inc. (“Culbertson”) from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels’ indebtedness to YAGI Investments, L.P. (“YAGI”). Carbonics issued an amended and restated convertible debenture to YAGI for $4,000,000 due on December 31, 2011 in connection with this agreement. GS AgriFuels retained all rights and obligations pertaining to the

Purchase Obligations related to the 2007 acquisition by GS AgriFuels of Culbertson; these obligations are contested and include $3,804,287 in convertible debentures and $1,017,451 in notes payable to the prior owners of Culbertson (see Note 11, Commitments and Contingencies). The terms of the relevant acquisition agreements with the Selling Shareholders are in default due to the disclosure by the Selling Shareholders that Culbertson owned its Culbertson, Montana oilseed crushing facility when in fact Culbertson merely held the right to purchase the Montana facility at the time of the acquisition by GS AgriFuels; the failure to disclose by the Selling Shareholders that such right to purchase the Montana facility, as well as any investment made in the Montana facility, was subject to forfeiture within months of entering into the acquisition agreements with GS AgriFuels; and, the provision by the Selling Shareholders of materially false financial statements. This matter and the extent of the relevant parties’ obligations under the relevant acquisition agreements and otherwise are the subject of a litigation initiated by GS AgriFuels against the Selling Shareholders. Three of the Selling Shareholders, corresponding to about 60% of the Selling Shareholders’ prior ownership interest in Culbertson, have entered into settlement agreements pursuant to which GS AgriFuels has been released from the pro-rated Purchase Obligation previously attributable to these shareholders. Carbonics is majority owned by the Company's majority shareholder, Viridis Capital, LLC. The financial results of Culbertson have been retroactively omitted from the Company’s results of operations in accordance with ASC 805-50-45-1, Transactions Between Entities Under Common Control.” The financial results of Culbertson (net loss of $558,513) have been omitted from the Company’s results of operations for the three months ended March 31, 2009.

BIOFUEL INDUSTRIES GROUP, LLC

Effective May 15, 2008, the Company and Biofuel Industries Group, LLC (d/b/a NextDiesel™) (“BIG”) entered into an Exchange Agreement pursuant to which the Company exchanged 20,000,000 common shares and 20,000 preferred shares in return for 100% of the equity of BIG subject to the redemption by BIG of BIG’s “Class A Membership Units” for a total of $9 million preferred equity interest with a 12% coupon commencing January 30, 2009 at a rate equal to 30% of BIG’s net cash flows (after all operating costs and regular debt payments have been paid) (the “Class A Redemption”). The Company’s ownership of BIG was subject to rescission in the event that BIG’s loans due to Citizens Bank, BIG’s senior creditor, were not timely serviced and kept in good standing. BIG’s agreements with Citizens Bank required Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its previously-pending financing agreements with CleanBioenergy Partners, LLC (see Note 11, Commitments and Contingencies). This financing failed to close as expected in March 2009 despite the Company’s compliance with the relevant agreements with CleanBioenergy Partners, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG’s loan agreements with Citizens Bank. The Company elected not to restructure the original acquisition transaction and instead facilitated rescission of the original acquisition transaction and the divestiture of BIG during the second quarter of 2009. The financial results of BIG were presented as discontinued operations as and for the quarter ended March 31, 2009, and the Company recorded an impairment of goodwill in the amount of $7,281,993 related to this investment during the quarter ended March 31, 2009. As a result, the Company realized loss from discontinued operations of $1,164,411 for the three months ended March 31, 2009. The components of discontinued operations for BIG for three months ended March 31, 2009 were as follows:

2009
Revenues	$327,705
Cost of revenues	626,097
Gross profit	(298,392)

Selling, general and administrative expense	664,808
Gain (loss) from operations	(963,200)
Interest expense	(84,649)
Other income and expenses, net	(116,562)

Total other income and expense	(201,211)
Income (loss) before provision for income taxes	(1,164,411)
Total provision for tax	--
Net gain (loss)	$(1,164,411)

OTHER SUBSIDIARIES

The Company’s specialty equipment manufacturing operations (“GS Design”) were idled during the fourth quarter 2009. During the first quarter of 2010, the Company sold the majority of GS Design’s assets at auction. From the proceeds of the auction, the Company paid $145,000 to YAGI as a reduction of the Company’s convertible debenture due to YAGI, $25,000 to the bank holding the lien on a building owned by GS Rentals (which constituted full satisfaction of the debt due), and recognized a $138,219 gain on the sale of the GS Design assets. The financial results of this subsidiary have been presented as discontinued operations during the three months ended March 31, 2010 and 2009. As a result, the Company realized income from discontinued operations of $125,734 and a loss from discontinued operations of $594,359 for the three months ended March 31, 2010 and 2009, respectively.

The financial results of GS Rentals, LLC have been presented as discontinued operations during the three months ended March 31, 2010. During the fourth quarter of 2009, the Company entered into an agreement for conveyance of real property and partial debt cancellation with the bank holding the lien on the GS Rentals property in exchange for the return of such property. The Company realized income from discontinued operations of $27,477 for the three months ended March 31, 2010 and a loss from discontinued operations of $9,757 for the three months ended March 31, 2009. The Company’s acquisition of Bollheimer & Associates was rescinded effective November 30, 2009. As a result, the Company realized a loss from discontinued operations of $6,020 for the three months ended March 31, 2009. The financial results of Mean Green Biofuels Corporation and GS Fulton are presented as discontinued operations during the three months ended March 31, 2010 and 2009 As a result, the Company realized a loss from discontinued operations of $0 and $0 for the three months ended March 31, 2010 and 2009 for these entities. The components of discontinued operations for the subsidiaries listed above for three months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Revenues	$--	$228,574
Cost of revenues	--	643,943
Gross profit	--	(415,369)

Selling, general and administrative expense	12,485	198,678
Income (loss) from operations	(12,485)	(614,047)
Gain (loss) on disposition of assets	138,219	(856)
Debt forgiveness	27,477	--
Miscellaneous income	--	6,834
Interest expense	--	(2,067)
Total other income and expense	165,696	3,911

Income (loss) before provision for income taxes	153,211	(610,136)
Total provision for tax	--	--
Net income (loss)	$153,211	$(610,136)

NOTE 7	PROPERTY AND EQUIPMENT

On January 4, 2010, the Company announced its execution of an agreement with Global Ethanol, LLC (“Global”), pursuant to which the Company granted Global the right to use GreenShift’s patented corn oil extraction technologies at Global’s 100 million gallon ethanol plant in Lakota, Iowa. Under the terms of the agreement, Global directly built a facility based on the Company’s patented corn oil extraction technologies designed to extract more than 2.2 million gallons per year of corn oil in return for an ongoing royalty payment. As a result, during the three months ended March 31, 2010, the Lakota project that was on the books was cancelled and the $2,248,302 in related equipment from the Lakota project was transferred from construction in progress to inventory. This equipment will be used in subsequent projects.

NOTE 8	FINANCING ARRANGEMENTS

The following is a summary of the Company’s financing arrangements as of March 31, 2010:

Current portion of long term debt:
Note payable from NextGen Acquisition, Inc. to Stillwater	$2,071,886
Contingent purchase obligations from NextGen Acquisition, Inc. to NextGen sellers	3,979,437
Contingent purchase obligations from GS AgriFuels to Sustainable Systems sellers	802,341
Note payable to GS EnviroServices	100,000
Asset retirement obligation, current	40,253
Vehicle loans and other short term borrowings	50,969
Current portion of convertible notes payable from GS CleanTech	1,734,579
Total current portion of long term debt	$8,779,466

Current portion of convertible debentures:
Convertible debenture to YA Global Investments, LP, current portion	3,678,484
Convertible debenture to Minority Interest Fund (II), LLC	4,779,767
Convertible debenture to Viridis Capital, LLC	482,882
Convertible debenture to JMJ Financial Corporation	481,748
Convertible debenture to Mammoth Corporation	113,889
Convertible debenture payable from GS AgriFuels to Sustainable Systems sellers	1,499,990
Convertible debenture payable from GS AgriFuels to Sustainable Systems sellers	1,499,995
Conversion liabilities	887,433
Note discounts	(52,057)
Total current portion of convertible debentures	$13,372,131

Asset retirement obligation, net of current	$620,978

Long-term debt, net of current maturities:
Mortgages and other term notes	$20,774
Total long term debt, net of current maturities	$20,774

Long-term convertible debentures, net of current maturities:
Convertible debenture to YA Global Investments, LP, net of current	$38,029,712
Conversion liabilities	4,000,255
Total long-term portion of convertible debentures	$42,029,967

The convertible debentures noted above are convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of March 31, 2010 and the Company’s ability to meet such obligations:

Year	Amount
2010	$20,075,967
2011	39,229,712
2012	20,774
2013	--
2014	--
2015 and thereafter
Total minimum payments due under current and long term obligations	$59,326,453

NOTE 9	DEBT AND PURCHASE OBLIGATIONS

On December 9, 2009, the Company and YAGI entered into a Restructuring Agreement. The Restructuring Agreement provided for the exchange of all convertible debentures in the amount of $34,323,289 (plus $8,078,543 of accrued interest and $543,507 in legal fees) issued by the Company and its subsidiaries to YAGI for an amended and restated debenture (the “A&R Debenture”) in the amount of $42,727,603. The net aggregate principal amount of the A&R Debenture was $41,708,196 as of March 31, 2010. The essential terms of the A&R Debenture and related agreements are:

-
YA Global shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) ninety percent (90%) of the lowest daily volume weighted average price of the Company’s common stock during the twenty (20) consecutive trading days immediately preceding the conversion date. Each Installment Payment shall be reduced by the amount of any conversions performed by YA Global on a cumulative basis. YA Global will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the outstanding the Company’s common shares.

-
The A&R Debenture is payable in cash or the Company’s common stock at the rate of $800,000 per quarter for the four calendar quarters commencing January 1, 2010, (less amounts converted in immediately preceding quarters), and the sum of $1,200,000 (less amounts converted in the immediately preceding quarter) on January 1, 2011. Repayment of the A&R Debenture is secured by the Company’s grant of a security interest in the Company’s assets.

-	All unpaid interest and principal under the A&R Debenture is due and payable on March 31, 2011.

-	The A&R Debenture bears interest at 6% per annum.

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

Amended Forbearance Agreement

In connection with the financing transactions described above, YAGI entered into a Global Forbearance Agreement (the “Forbearance Agreement”) with the Company and Viridis Capital, LLC (the Company’s majority shareholder) pursuant to which the parties agreed that, subject to the satisfaction of certain specified conditions, they would restructure about $42,727,603 in senior secured debt previously issued by the Company and its subsidiaries to YA Global (the "Senior Loans"). In consideration of the undertakings by the Company and its affiliates in the Agreement, YAGI agreed to forbear enforcing the rights that have accrued to it by reason of the Company's defaults under the terms of the Senior Loans, subject to the satisfaction of certain conditions. YAGI 's agreement to forbear was subject to the satisfaction of certain conditions. Among the conditions was a requirement that the holders of all other obligations for borrowed money issued by the Company subordinate their rights to those of YAGI, and that the holders of any convertible debentures shall agree that the aggregate conversions of such debentures and/or subsequent sales of common stock in any given month shall not exceed five percent of the preceding month's total value traded for the common stock.

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

During the three months ending March 31, 2010, YAGI converted $376,000 of the A&R Debenture into 1,392,592,592 common shares, and Viridis paid $199,943 towards the Company’s balance with YAGI pursuant to the terms of the Forbearance Agreement. Proceeds of $145,000 from the sale of the assets of the Company’s discontinued GS Design subsidiary (see Note 6, Discontinued Operations, above) were paid to YAGI as a reduction of the A&R Debenture during the first quarter of 2010. The Company accounted for the A&R Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the fair value of the A&R Debenture at December 31, 2009 to be $3,912,088 which represented the face value of the debenture plus the present value of the conversion feature. During the three months ended March 31, 2010, the Company recognized a reduction in conversion liability relating to the A&R Debenture at a present value of $72,298 for the conversions during the quarter and recorded an expense of $160,465 for the accretion of the present value of the conversion liability for the period. The carrying value of the A&R Debenture was $45,708,451 at March 31, 2010, including principal of $41,708,196 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $4,000,255 at March 31, 2010 to its estimated settlement value of $4,634,244 at December 31, 2010. Interest expense of $222,426 for these obligations was accrued for the three months ended March 31, 2010.

RELATED PARTY OBLIGATONS

As of December 31, 2009, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate amount of $4,248,414 (the “MIF Debenture”). The convertible debt issued to MIF bears interest at a rate of 20% and matures on December 31, 2010. MIF is entitled to convert the accrued interest and principal of the MIF convertible debenture into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 per share or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. During the three months ended March 31, 2010, MIF converted $741,625 of the principal balance due to MIF into 2,768,980,346 shares of Company common stock. The Company accounted for the MIF Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MIF Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the MIF Debenture at December 31, 2009 to be $4,694,195 which represented the face value of the debenture of $4,248,414 plus the present value of the conversion feature. During the three months ended March 31, 2010, the Company recognized additional conversion liabilities at present value of $98,584 for additional funding received, recognized a reduction in the conversion liability at present value of $54,943 for the conversions and recorded an expense of $11,206 for the accretion to fair value of the conversion liability for the three months. The carrying value of the MIF Debenture was $5,280,395 at March 31, 2010, and included principal of $4,779,767 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $500,628 at March 31, 2010 to its estimated settlement value of $531,085 at December 31, 2010. Interest expense of $252,274 for these obligations was accrued for the three months ended March 31, 2010.

On December 31, 2009, the Company entered into a convertible debenture with Viridis Capital, LLC (the “Viridis Debenture”). The debenture bears interest at a rate of 20% and matures on December 31, 2010. Viridis is entitled to convert the debenture into common stock of the company at a conversion price equal to the lesser of (a) $1.25 per share or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. The Company determined the value of the Viridis Debenture at December 31, 2009 to be $312,652 which represented the face value of the debenture of $282,938 plus the present value of the conversion feature. The increase in the debenture during the three months ended March 31, 210 was due to Viridis’ payments to YAGI under the Forbearance Agreement, totaling $199,943, which amount was applied to reduce the Company’s balance with YAGI under the A&R Debenture. The Company recognized additional conversion liabilities at present value of $122,142 for additions during the period, and recorded an expense of $3,167 for the accretion to fair value of the conversion liability for the three months ended March 31, 2010. The carrying value of the Viridis Debenture was $637,905 at March 31, 2010, including principal of $482,882 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $155,023 at March 31, 2010 to its estimated settlement value of $167,690 at December 31, 2010. Interest expense of $5,200 for these obligations was accrued for the three months ended March 31, 2010.

OTHER CONVERTIBLE SECURITIES

On June 9, 2009, JMJ Financial Corporation (“JMJ”) issued the Company a 14.4% secured promissory note in the amount of $500,000 (the “JMJ Note”) in return for $600,000 in 12% convertible debt (the “JMJ Debenture”) issued by the Company. The principal balance due under the JMJ Note was $481,748 as of March 31, 2010 and accrued interest receivable under the JMJ Note was $48,395. The principal and accrued interest for the JMJ Note and JMJ Debenture has been presented as of March 31, 2010, at their face value, without offset. The JMJ Debenture is convertible into Company common stock at a rate equal to 70% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the JMJ Debenture dated June 9, 2009 in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMJ Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the $600,000 JMJ Debenture at December 31, 2009 to be $716,815 which represented the face value of the debenture and accrued interest plus the present value of the conversion feature. During the three months ending March 31, 2010, JMJ converted $741,625 on this debenture into 2,768,980,346 common shares. During the three months ended March 31, 2010, the Company recognized a reduction in conversion liability at present value of $18,164 for the conversions. For the three months ended March 31, 2010, an expense of $34,492 has been recorded to recognize the present value of the conversion features for additional accrued interest and for the accretion to fair value of the conversion liability. The carrying value of the $600,000 JMJ Debenture was $733,143 at March 31, 2010, which represented the face value of the debenture and accrued interest plus the present value of the conversion feature. The liability for the conversion feature shall increase from its carrying value of $203,001 at March 31, 2010 to its estimated settlement amount of $238,767 at June 11, 2012. For the three months ended March 31, 2010, interest expense of $14,764 for these obligations was incurred.

During the year ended December 31, 2009, Mammoth purchased $400,000 in convertible debt from MIF (the “Mammoth Debenture”), the remaining principal balance of which was $209,914 at December 31, 2009. Mammoth is entitled to convert the accrued interest and principal of the Mammoth Debenture into common stock of the Company at a conversion price equal to 50% of the average closing market price for the five trading days preceding conversion. During the three months ended March 31, 2010, Mammoth converted $96,025 on this debenture into 635,000,000 common shares. The Company accounted for the Mammoth Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Mammoth Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Mammoth Debenture at December 31, 2009 to be $264,972 which represented the face value of the debenture of $209,914 plus the present value of the conversion feature. During the three months ended March 31, 2010, the Company recognized a reduction in conversion liability at present value of $34,330 for the conversions and recorded an expense of $8,055 for the accretion to fair value of the conversion liability for the period. The carrying value of the Mammoth Debenture was $142,672 at March 31, 2010, including principal of $113,889 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $28,783 at March 31, 2010 to its estimated settlement value of $48,809 at December 31, 2010. Interest expense of $7,012 for these obligations was accrued for the three months ended March 31, 2010.

On September 4, 2008, the Company’s subsidiary, GS CleanTech Corporation, entered into a series of convertible notes totaling $1,734,579 (the “BIG Bridge Loan”), which notes bear interest at a rate 20% per annum and mature on December 31, 2010. The notes are convertible into shares of GS CleanTech subsidiary preferred stock (par $0.001) at the closing by GS CleanTech of a planned Preferred Stock Financing at a 15% discount to the final terms of any such Preferred Stock Financing. For the three months ending March 31, 2010, interest expense of $73,333 for these obligations was incurred. The balance of the BIG Bridge Loan was $1,734,579 as of March 31, 2010. $1,259,279 of the principal balance of the BIG Bridge Loan was loaned to the Company’s former BIG subsidiary during 2008, prior to the May 2009 rescission of the transaction by which the Company had previously acquired BIG (see Note 6, Discontinued Operations, above), which amount is part of the total of $4,731,238 due from BIG to GS CleanTech and other Company subsidiaries.
ASC 480, Distinguishing Liabilities from Equity sets forth the requirements for determination of whether a financial instrument contains an embedded derivative that must be bifurcated from the host contract, therefore the Company evaluated whether the conversion feature for Series D Preferred Stock would require such treatment; one of the exceptions to bifurcation of the embedded conversion feature is that the conversion feature as a standalone instrument would be classified in stockholders’ equity. Management has determined that the conversion option would not be classified as a liability as a standalone instrument, therefore it meets the exception for bifurcation of the embedded derivative under ASC 815 Derivatives and Hedging. ASC 815 Derivatives and Hedging addresses whether an instrument that is not under the scope of ASC 480, Distinguishing Liabilities from Equity would be classified as liability or equity; one of the factors that would require liability classification is if the Company does not have sufficient authorized shares to effect the conversion.  If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company. The Series D Preferred Stock is owned by Viridis Capital, LLC, an entity controlled by Kevin Kreisler, the Chairman of GreenShift. If all of the Series D shares were converted and exceeded the number of authorized common shares, there would be no contingent factors or events that a third party could bring up that would prevent Mr. Kreisler from authorizing the additional shares. As Mr. Kreisler is the majority shareholder, there would be no need to have to go to anyone outside the Company for approval. As a result, the share settlement is controlled by the Company and with ASC 815 Derivatives and Hedging. The Company assessed all other factors in ASC 815 Derivatives and Hedging to determine how the conversion feature would be classified.

NOTES PAYABLE

On November 17, 2008, GS CleanTech Corporation entered into a bridge loan with GS EnviroServices in the amount of $100,000. The loan accrues interest at the rate of 15% per annum. The principal amount of the loan and all accrued interest is due on or before December 15, 2008. For the three months ended March 31, 2010 and 2009, interest expense of $3,699 and $3,699, respectively, for this obligation was incurred. The principal balance of this note at March 31, 2010 was $100,000. This note was forgiven by GS EnviroServices effective April 1, 2010.

On October 30, 2006, NextGen Acquisition, Inc., a subsidiary of GS AgriFuels that was formed to facilitate the acquisition of NextGen Fuel Inc., sold to Stillwater Asset-Based Fund, LP a Term Note in the principal amount of $6 million. In conjunction with the financing NextGen Acquisition paid an origination fee of $75,000, prepaid interest of $300,000, legal fees of $35,225, and received net proceeds of $5,589,775.  The note accrues interest at a rate of 20% per annum. Monthly payments of principal and interest were due beginning February 1, 2007, with a monthly principal amount of at least $300,000 and additional principal payments made as a percentage of cash receipts of NextGen Fuel, Inc. For the three months ended March 31, 2010, interest expense of $103,594 for this obligation was incurred. The principal balance of this note at March 31, 2010 was $2,071,886. On September 30, 2008, NextGen Acquisition entered into a forbearance agreement and amendment to the credit agreement with Stillwater providing for the following amended terms: (a) the issuance of 250,000 shares of GreenShift common stock; (b) the payment of about $35,000 in interest on December 15, 2008; and (c) the payment of $600,000 on or before January 15, 2009 upon closing on GreenShift’s then-pending financing with CleanBioenergy Partners, LLC (see Note 11, Commitments and Contingencies). The CleanBioenergy financing failed to close as expected during the first quarter of 2009 (see Note 16, Subsequent Events). NextGen Acquisition failed to make any of the agreed-upon payments and the Stillwater loan is currently in default. The Company is a guarantor of the amount due to Stillwater, which guaranty is subordinate in all respects to the senior position of the Senior Lender. The Company is currently exploring opportunities to liquidate its interest in NextGen Acquisition under conditions that would eliminate the Company’s obligation to Stillwater.

PURCHASE OBLIGATIONS

On October 30, 2006, NextGen Acquisition, Inc., a wholly-owned subsidiary of GS AgriFuels purchased 100% of the outstanding capital stock of NextGen Fuel, Inc. The purchase price was $21,204,437, of which $17,000,000 was paid at closing leaving a holdback obligation to the selling shareholders totaling $4,204,437. $3,204,437 of the holdback would be due when NextGen Fuel realized revenue of $7,500,000 subsequent to the acquisition subject to certain working capital adjustments and provided that there are no claims for indemnification or otherwise against the selling shareholders. The remaining $1,000,000 holdback, with interest at 6% per annum, is due to a former sales consultant to NextGen and a selling shareholder subject to the payment by customers for biodiesel production systems totaling forty million gallons per year of production capacity subject to certain working capital adjustments and provided that there are no claims for indemnification. To the extent due, and prior to accounting for any claims for indemnification, the balance of the estimated holdback at March 31, 2010 was $3,979,437.

On March 26, 2007, GS AgriFuels purchased the remaining 85% of the outstanding capital stock of Sustainable Systems, Inc. (GS AgriFuels had previously purchased 15% of the capital stock of Sustainable). The purchase price was approximately $12.6 million of which $100,000 was payable at closing, a note was issued for approximately $1.9 million and two $3.55 million debentures were issued to the selling shareholders totaling $9,004,018. The $1.9 million note was to be due upon the completion and commissioning of Sustainable’s current plant expansion. The relevant acquisition agreements with the selling shareholders are in default due to the disclosure by the selling shareholders that Sustainable owned its Culbertson, Montana-based oilseed crushing facility (“Culbertson”) when in fact Sustainable merely held the right to purchase the Montana facility at the time of the acquisition by GS AgriFuels; the failure to disclose by the selling shareholders that Sustainable’s right to purchase the Montana facility, as well as any investment made in the Montana facility, was subject to forfeiture within months of entering into the acquisition agreements with GS AgriFuels; and, the provision by the selling shareholders of materially false financial statements. This matter and the extent of the relevant parties’ obligations under the relevant acquisition agreements and otherwise are the subject of a litigation initiated by GS AgriFuels against the selling shareholders. Three of the selling shareholders, corresponding to about 60% of the selling shareholders’ prior ownership interest in Culbertson, have entered into settlement agreements pursuant to which GS AgriFuels has been released from the pro-rated Purchase Obligation previously attributable to these shareholders. As a result, the amounts due to the selling shareholders under the convertible debentures have been reduced by $4,104,033 and the note payable has been reduced by $1,097,658 by the reduction in amounts due to the settling shareholders resulting in an aggregate $5,507,616 gain from the forgiveness of debt which has been recognized in prior years. While contested, for the three months March 31, 2010, the Company incurred and accrued interest expense of $46,878 for the remaining obligations.

NOTE 10	ASSET RETIREMENT OBLIGATION

Pursuant ASC 410-20, Asset Retirement Obligations, the Company has recognized the fair value of the asset retirement obligation for the removal of its corn oil extraction facilities. The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value as of March 31, 2010, and the capitalized cost approximated $638,000. The Company has recognized approximately $23,000 due to accretion from the acquisition dates. The Company has determined a range of abandonment dates between December 2018 and December 2019 and a total salvage value of $250,000 per system. The following represents the amount of the retirement obligation at the beginning and the three months ending March 31, 2010:

Beginning balance at January 1, 2009	$247,462
Liabilities incurred during the period	--
Increase in estimated costs	403,013
Liabilities settled during the period
Accretion of interest	985
Ending balance at December 31, 2009	651,459
Liabilities incurred during the period	--
Increase in estimated costs	--
Liabilities settled during the period
Accretion of interest	9,772
Ending balance at March 31, 2010	$661,231

NOTE 11	COMMITMENTS AND CONTINGENCIES

INFRINGEMENT

On October 13, 2009, the U.S. Patent and Trademark Office (“PTO”) issued U.S. Patent No. 7,601,858, titled "Method of Processing Ethanol Byproducts and Related Subsystems” (the ’858 Patent) to GS CleanTech Corporation, a wholly-owned subsidiary of GreenShift Corporation. On October 27, 2009, the PTO issued U.S. Patent No. 7,608,729, titled "Method of Freeing the Bound Oil Present in Whole Stillage and Thin Stillage” (the ’729 Patent) to GS CleanTech. Both the ‘858 Patent and the ‘729 Patent relate to the Company’s corn oil extraction technologies.

On October 13, 2009, GS CleanTech filed a legal action in the United States District Court, Southern District of New York captioned GS CleanTech Corporation v. GEA Westfalia Separator, Inc.; and DOES 1-20, alleging infringement of the ‘858 Patent ("New York I Action"). On October 13, 2009, GS CleanTech filed a Motion to Dismiss with the same court relative to a separate complaint filed previously by Westfalia captioned GEA Westfalia Separator, Inc. and Ace Ethanol, LLC v. GreenShift Corporation that alleged (1) false advertising in violation of the Lanham Act § 43(a); (2) deceptive trade practices and false advertising in violation of New York General Business Law §§ 349, 350 and 350-a; and (3) common law unfair competition ("New York II Action"). On October 13, 2009, Westfalia filed its First Amended Complaint in the New York II Action which included Ace Ethanol, an ethanol production company, and added claims seeking a declaratory judgment of invalidity and non-infringement of the ‘858 Patent. On October 13, 2009, ICM, Inc. filed a complaint in the United States District Court, District of Kansas in the matter captioned ICM, Inc. v. GS CleanTech Corporation and GreenShift Corporation, alleging unfair competition, interference with existing and prospective business and contractual relationships, and deceptive trade practices. ICM is also seeking a declaratory judgment of invalidity and non-infringement of the ‘858 Patent. On October 15, 2009, GS CleanTech filed a Notice of Filing First Amended Complaint for infringement of the ‘858 Patent, along with a copy of the First Amended Complaint, which added ICM, Ace Ethanol, Lifeline Foods LLC and ten additional DOES as defendants in the New York I Action. On October 23, 2009, GS CleanTech's First Amended Complaint in the New York I Action was entered by the court. On November 5, 2009, in ICM’s Kansas lawsuit, GS CleanTech filed a motion to dismiss or, in the alternative, to transfer the Kansas case to New York for inclusion in the New York I Action. Also on November 5, 2009, in ICM’s Kansas lawsuit, ICM filed a motion to enjoin CleanTech and GreenShift from prosecuting the claims against ICM in the New York I Action. These matters were only recently commenced, there have been no substantive rulings on the merits and Management is unable to characterize or evaluate the probability of any outcome at this time.

During February 2010, GS CleanTech commenced a legal action in the United States District Court, Southern District of Indiana captioned GS CleanTech Corporation v. Cardinal Ethanol, LLC, and a separate legal action in the United States District Court, Northern District of Illinois captioned GS CleanTech Corporation v. Big River Resources Galva, LLC and Big River Resources West Burlington, LLC. In addition to asserting claims for infringement of the ‘858 Patent in each of these cases, GS CleanTech filed a motion for preliminary injunction with each complaint. In each motion, GS CleanTech argued that (1) it will likely prove that each defendant infringed the '858 Patent; (2) it will likely withstand each defendant's challenges to the validity of the '858 Patent; and (3) each defendant's infringement has caused and will continue to cause irreparable harm to GS CleanTech. ICM sold Cardinal and Big River the equipment that each of Cardinal and Big River have used and are using to infringe the ‘858 Patent as alleged by GS CleanTech. ICM has assumed the defense of each of the above matters involving Cardinal and Big River, and petitioned the Indiana and Illinois courts to stay each action, including GS CleanTech’s motions for preliminary injunction in each case, until the Kansas court referenced above rules on GS CleanTech’s pending motion to dismiss or, in the alternative, to transfer the Kansas case to New York for inclusion in the New York I Action as well as ICM's motion to enjoin GS CleanTech and GreenShift from prosecuting the claims against ICM in the New York I Action. On April 13, 2010, the court in the Indiana action described above granted the motion. In doing so the court vacated the scheduled hearing on the preliminary injunction motion and provided that it will issue an order granting Cardinal's motion to transfer after the court in the Kansas action resolves the above described pending motions. On April 20, 2010, the court in the Illinois action described above stayed that action pending the resolution of the above described pending motions in the action in Kansas. The court in the Illinois action described above has ordered the parties to inform the court when the Kansas court has issued its ruling, so that it may determine the most appropriate way to proceed in light of those rulings. These matters were only recently commenced and Management is unable to characterize or evaluate the probability of any outcome at this time.

During May 2010, GS CleanTech commenced the following additional actions: GS CleanTech Corporation v. Center Ethanol, LLC and Lincolnland Agri-Energy, LLC, in the United States District Court, Northern District of Illinois; GS CleanTech Corporation v. Al-Corn Clean Fuel, LLC; Chippewa Valley Ethanol Company, LLLP; Heartland Corn Products, LLC and Bushmills Ethanol, Inc., in the United States District Court, District of Minnesota; GS CleanTech Corporation v. United Wisconsin Grain Producers, LLC, in the United States District Court, Western District of Wisconsin; GS CleanTech Corporation v. Iroquois BioEnergy Company, LLC, in the United States District Court, Northern District of Indiana; GS CleanTech Corporation v. Blue Flint Ethanol, LLC, in the United States District Court, District of North Dakota; and, GS CleanTech Corporation v. Amaizing Energy Atlantic, LLC; Amaizing Energy Cooperative; Amaizing Energy Denison, LLC; Amaizing Holding Company, LLC; and Lincolnway Energy, LLC, in the United States District Court, Northern District of Iowa. These matters were only recently commenced and Management is unable to characterize or evaluate the probability of any outcome at this time.

On May 6, GreenShift submitted a "Motion to Transfer Pursuant to 28 U.S.C. § 1407 for Consolidated Pretrial Proceedings" to the United States Judicial Panel on Multidistrict Litigation (the "Panel") located in Washington, D.C. In this motion, GreenShift has moved the Panel to transfer and consolidate all pending suits involving infringement of GreenShift’s patents to one federal court for orderly and efficient review of all pre-trial matters.
The Company estimates that as many as 40 ethanol producers are infringing the Company’s patents. In their opposition to GS CleanTech's motion for preliminary injunction, neither Cardinal Ethanol, Big River Resources Galva, nor Big River Resources West Burlington (each of which use an ICM extraction system and each of which is being indemnified and defended by ICM) affirmatively deny that their respective extraction facilities are being used in a manner covered by one or more claims of the '858 Patent, but rather rely upon arguments that the '858 Patent is invalid based primarily upon prior art that has been considered and rejected by the PTO during the prosecution of the patent application that led to the '858 Patent. GEA Westfalia’s pleadings also suggest that one or more claims of the '858 Patent cover processes utilized by ethanol producers that have purchased GEA Westfalia’s equipment. The Company intends to file additional lawsuits involving any and all infringing use of the Company’s patents. The Company’s position is that any infringing ethanol producer is liable for a minimum of reasonable royalties for any infringing use of the Company’s patented technologies beginning on the publication date of the application that led to the ‘858 Patent. The Company intends to seek additional relief for instances of intentional infringement.

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

On December 11, 2008, GreenShift Corporation entered into a Membership Interest Purchase and Equity Capital Contribution Agreement (the “ECAA Agreement”). The parties to the agreement included GS COES (Adrian I), LLC, a newly formed GreenShift subsidiary, BIG, GS (NextDiesel I), LLC, a newly formed GreenShift subsidiary and CleanBioenergy Partners, LLC (“CleanBioenergy”), a newly formed joint venture company owned by a subsidiary of GE Energy Financial Services (“GE EFS”), a unit of General Electric Company and a subsidiary of YAGI Investments, L.P. Under the terms of the ECCA Agreement, CleanBioenergy agreed to invest up to $38 million in GS NextDiesel to help deploy twelve corn oil extraction facilities and to double the capacity of GreenShift’s 10 million gallon per year Adrian, Michigan-based NextDiesel biodiesel refinery to 20 million gallons per year. The ECCA Agreement was terminated in the first quarter of 2009. The NextDiesel biodiesel refinery is owned by Biofuel Industries Group, LLC (“BIG”). BIG’s agreements with its senior creditor, Citizens Bank, require Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its prior financing agreements with CleanBioenergy. This financing failed to close as expected in March 2009 despite the Company’s compliance with the relevant agreements, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG’s loan agreements with Citizens Bank. The original acquisition transaction was rescinded during the second quarter of 2009. The financial results of BIG were presented as discontinued operations as of and for the quarter ended March 31, 2009 (see Note 6, Discontinued Operations) and are not included in the Company’s results of operations for the quarter ended September 30, 2009. The Company wrote-off $7,281,993 in goodwill previously booked in connection with the acquisition of BIG during the three months ended March 31, 2009. The Company’s divestiture of BIG resulted in the disposal of $13,048,551 and $27,506,834 in assets and liabilities, respectively.

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

NOTE 12	GUARANTY AGREEMENT

Both Viridis Capital, LLC (“Viridis”), the majority shareholder of the Company, and its sole member, Kevin Kreisler, the Company’s chairman, have guaranteed nearly all of the Company’s senior debt (in the outstanding amount of $41,708,196), and Viridis has pledged all of its assets, including its shares of Company Series D Preferred Stock, to YA Global Investments, LP (“YAGI”), to secure the repayment by the Company of its obligations to YAGI.

NOTE 13	SEGMENT INFORMATION

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

The nature and composition of the Company’s operations has changed as compared to 2009 and prior years. Commencing January 1, 2010, and for the three months ended March 31, 2010, the Company’s operations were conducted in the following three reportable business segments: (a) Licensing, (b) Commodities, and (c) Products & Services. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are aggregated and classified herein as Corporate.

The Company’s ongoing restructuring activities resulted in the cessation of operations in its former Culinary Oil Production & Sales segment during the year ended December 31, 2009. The corn oil the Company produces is sold as a commodity for use as a renewable fuel feedstock and in other markets. Therefore, the Company’s 2009 corn oil production and sales activities were recorded in the Company’s new Commodities segment.

For comparative purposes, the operations of the Company’s Commodities segment during 2010 can be compared to the combined activities of the Company’s former Biofuel Production & Sales and Culinary Oil Production & Sales segments during 2009. Similarly, activities in the new Products & Services segment during 2010 can be compared to the 2009 operations in the Company’s former Equipment & Technology Sales segment

Summarized financial information about each segment is provided below (the Company’s new Licensing segment is not included below as there were no activities in that segment during the three months ended March 31, 2010):

Three Months Ended 3/31/10	Corporate	Products & Services	Commodities	Total
Total revenue	$--	$--	$1,271,501	$1,271,501
Cost of revenue	--	--	784,394	784,394
Gross profit	--	--	487,107	487,107
Operating expenses	326,315	2,500	1,704,809	2,033,624
Income (loss) from operations	(326,315)	(2,500)	(1,217,702)	(1,546,517)
Other income (expense)	(1,308,278)	(150,472)	(80,758)	(1,539,508)
Income (loss) before taxes	(1,634,593)	(152,972)	(1,298,460)	(3,086,025)
Non- controlling interest	--	--	--	--
Taxes	(20)	--	--	(20)
Gain on sale of discontinued operations	--	--	--	--
Net loss from discontinued operations	$--	$153,211	$--	$153,211
Net loss	$(1,634,613)	$239	$(1,298,460)	$(2,932,834)

Three Months Ended 3/31/09
Total revenue	$--	$--	$624,334	$624,334
Cost of revenue	--	2,050	506,762	508,812
Gross profit	--	(2,050)	117,572	115,522
Operating expenses	235,652	5,834	7,758,752	8,000,238
Income (loss) from operations	(235,652)	(7,884)	(7,641,180)	(7,884,716)
Other income (expense)	(719,462)	(754,045)	(691,696)	(2,166,203)
Income (loss) before taxes	(955,114)	(762,929)	(8,332,876)	(10,050,919)
Non-controlling interest	--	--	--	--
Taxes	--	--	--	--
Net loss from discontinued operations	$--	$(1,774,546)	$--	$(1,774,546)
Net income (loss)	$(955,114)	$(2,537,475)	$(8,332,876)	$(11,825,465)

NOTE 14	RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC (“MIF”) and Viridis Capital, LLC (“Viridis”) are party to certain convertible debentures issued by the Company (see Note 9, Debt and Purchase Obligations). The managing member of MIF is a relative of the Company’s chairman. The sole member of Viridis is Kevin Kreisler, the Company’s chairman.

Effective December 15, 2007, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (the “TAA”) with Cantrell Winsness Technologies, LLC, David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Inventors”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA, as amended, provides for the payment to the Inventors of a one-time license fee of $150,000 per system (a “System”) built and commissioned based on the Technology plus an ongoing royalty of $0.10 per gallon of corn oil extracted with the Technology. The Company is required to sell, market, deploy or in any way cause the initiation of operations of a total of three Systems on or before December 31, 2009, a total of eight Systems on or before December 31, 2009, and an additional five Systems per year thereafter up to a total of eighteen Systems, at which point the Company has no continuing commercialization requirement. The ownership of the Technology is subject to reversion in the event that the Company fails to satisfy the commercialization requirements of the TAA or if the Company otherwise initiates bankruptcy proceedings. In any event of reversion, the Company shall retain the non-exclusive right to use the Technology. David Winsness and Greg Barlage are both members of the Company’s board of directors and, respectively, the Company’s Chief Technology Officer and Chief Operating Officer. For the three months ended September 30, 2009, the Company incurred license fees of $750,000 (corresponding to technology licenses incurred on five Systems), royalty fees of $147,832 (corresponding to 1,478,320 gallons of corn oil), and the Company also prepaid license fees of $300,000 on two additional Systems. The license fees were capitalized with $26,786 being amortized and included in the Company’s cost of sales for the three months ended March 31, 2010. On July 1, 2009, the Company issued unsecured convertible debentures (collectively, the “TAA Debentures”) to each of David Cantrell (in the amount of $787,205), David Winsness (in the amount of $251,103), Greg Barlage (in the amount of $267,445) and John W. Davis (in the amount of $255,964) in consideration for the full payment amounts due and/or accrued pursuant to the TAA (as well as accrued salaries of $85,587 and unreimbursed expenses of $128,298). The TAA Debentures were acquired by MIF in September 2009 (see Note 9, Debt and Purchase Obligations).

NOTE 15	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the three months ended March 31, 2010 and 2009:

	2010	2009
Cash paid during the year for the following:
Interest	$3,276	$--
Income taxes	--	--
Total	$3,276	$--

Acquisition of Bollheimer & Associates with debt	--	320,000
Stock issued for compensation	--	304,017
Forgiveness of affiliate receivable charged against paid-in capital	285,888	--
Increase in affiliate receivables from transfer of affiliate accounts payable	231,715	--
Transfer of construction in progress into inventory	2,248,302	--
Direct payment of convertible debentures by affiliate, increasing affiliate debentures	199,943	--

The following is a summary of cash flow information for changes in net assets of discontinued operations for the three months ended March 31, 2010 and 2009:

Operating activities:
Depreciation	1,550	211,334
Amortization of deferred finance fees	--	11,933
(Gain) loss on sale of equipment	(138,219)	856
Debt forgiveness	(27,477)	--

Changes in operating assets/liabilities:
Accounts receivable	--	499,568
Prepaid expense	--	108,261
Inventory	--	567,858
Other current assets	(6,954)	154,700
Costs in excess of earnings	--	49,896
Accounts payable and accrued expenses	17,002	517,072
Billings in excess of cost	--	(13,576)
Deferred revenue	--	(13,294)

Investing activities:
Proceeds from sale of equipment	170,573	700
Additions to and acquisition of property, plant and equipment	--	(19,120)

Financing activities:
Repayments of long term debt	(25,000)	(11,081)

Total change in net assets of disposal group	$(8,525)	$2,065,107

NOTE 16	SUBSEQUENT EVENTS

Between April 1, 2010 and May 14, 2010, the Company issued a total of 3,456,528,721 common shares upon the conversion of $537,515 in debt.

On November 17, 2008, GS CleanTech Corporation entered into a bridge loan with GS EnviroServices in the amount of $100,000. The loan accrues interest at the rate of 15% per annum. The principal amount of the loan and all accrued interest was due on or before December 15, 2008. The principal balance of this note at March 31, 2010 was $100,000. This principal and all accrued interest due on this note was forgiven by GS EnviroServices effective April 1, 2010.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since 2004, GreenShift has invented, developed and commercialized potent new cleantech that enables GreenShift and its clients to “drill” into the back-end of first generation corn ethanol plants to tap into a new reserve of inedible crude corn oil with an estimated industry-wide output of more than 16 million barrels per year. This corn oil is a valuable second generation feedstock for use in the production of advanced carbon-neutral liquid fuels, thereby enhancing total fuel production from corn and increasing ethanol plant profits.

GreenShift’s patented and patent-pending corn oil extraction technologies are widely considered to be the quickest and best path for margin improvement for first generation corn ethanol producers today. GreenShift’s extraction technologies increase biofuel yields per bushel of corn while reducing the energy and greenhouse gas intensity of corn ethanol production. These benefits correspond to increased ethanol producer income of more than $0.08 per gallon of ethanol produced at current market prices. No technologies have been developed for corn ethanol producers that begin to approach these results in the history of the ethanol industry.

Over 20% of the U.S. ethanol industry is using GreenShift’s patented and patent-pending extraction technologies today. In February 2010, the U.S. Environmental Protection Agency published its estimate that 70% of the U.S. ethanol industry will use corn oil extraction technology to produce 40% of America’s biodiesel feedstock by 2022. At this level of penetration, GreenShift’s commercially-available technologies can give way to the disruptive gains that GreenShift was founded to achieve by enabling the sustainable production of globally-meaningful quantities of carbon-neutral liquid fuels for distribution through existing supply chains and combustion in our nation's boilers, generators and engines; displacing more than 16 million barrels per year of crude oil; saving trillions of cubic feet per year of natural gas; eliminating tens of millions of metric tons per year of greenhouse gas emissions; and infusing up to a billion dollars per year of cash flow into the corn ethanol industry - the foundation of North America’s renewable fuel production capability.

GreenShift generates revenue by licensing its technologies to ethanol producers. GreenShift is focused today on supporting integration of its patented and patent-pending corn oil extraction technologies into as much of the U.S. ethanol fleet as possible. GreenShift also maintains its strong commitment to continued innovation and has many additional patents pending for its Backend Fractionation™ portfolio of strategically-compatible cleantech designed to continue pressing the corn ethanol industry into increased sustainability and global competitiveness.

Key Highlights

The following summarizes important recent developments:

Commodity Sales
We produced 673,218 gallons of corn oil at our owned corn oil extraction facilities during the first quarter 2010, and another 2,352,574 gallons during the year ended December 31, 2009; this oil was sold for $1,271,501 and $3,301,473 during the respective periods.

Debt Repayment	We satisfied $1,629,527 in convertible debt during the first quarter 2010, and another $5,670,000 during the year ended December 31, 2009, through the issuance of common stock.

Working Capital
We received $908,726 in net cash proceeds from financing activities during the first quarter of 2010 and another $3,821,670 during the year ended December 31, 2009, which funds were used for general working capital purposes.

Patent Protection
We have initiated legal action to defend against infringing use of our patented technologies. We estimate that as many as 40 ethanol producers are infringing on our patented technologies today; we recently initiated suit against 15 of these producers.

Proven Win-Win Alternative
We have demonstrated that infringement is counter-productive, and that ethanol producers can make more money by working with us to take advantage of our process knowledge and expertise to maximize the benefits and minimize the costs of using our patented technologies.

New Agreements
We recently entered into license agreements with two ethanol producers corresponding to about 220 million gallons of annual ethanol production. These agreements provide for royalties payable to GreenShift based on the use by the relevant ethanol producers of our patented and patent-pending corn oil extraction technologies. Together, these ethanol producers are currently producing more than 350,000 gallons of corn oil per month and more than 4.2 million gallons of corn oil per year with our patented technologies.

Plan of Operations

We own four corn oil extraction facilities based on our patented and patent-pending corn oil extraction technologies that are located at ethanol plants in Oshkosh, Wisconsin, Medina, New York, Marion, Indiana, and Riga, Michigan. Under the relevant agreements, we have the continuing right to purchase the extracted oil, which we then typically sell as a feedstock for biofuel production. We produced an aggregate of 673,218 gallons of oil from these facilities which we sold for about $1.89 per gallon during the first quarter 2010.

The construction of each of these four facilities was interrupted due to the loss of previously committed capital resources during 2008 and early 2009. As a result, these facilities are collectively producing oil at about 50%-60% of their design rates. We are currently evaluating opportunities to transfer an 80% interest in these facilities to a strategic investor who can provide the resources necessary to complete the construction. While these four facilities constitute the substantial majority of our remaining physical assets, we believe that the transfer of these facilities could allow us to repay a significant amount of our existing debt due to YA Global Investments, L.P. (“YAGI”), thus stabilizing our balance sheet and preserving the value of our shareholders’ equity.

Summary of Plans Moving Forward

Our strategy for the balance of 2010 involves execution of our plan to build shareholder value by achieving the following fundamental goals:

New Agreements	Execute new license agreements during 2010 with ethanol producers corresponding to an aggregate capacity of at least 1 billion gallons per year of ethanol.

Profitability	Increase sales to produce sufficient cash flows from operations to cover our break-even costs and to achieve profitability by the end of 2010.

Debt Reduction	Continue the 30% debt reduction we realized during 2009 by reducing debt by an additional 30% during 2010.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues

Total revenues for the three months ended March 31, 2010 were $1,271,501 representing an increase of $647,167, or about 104%, over the three months ended March 31, 2009 revenues of $624,334. Revenue for the three months ended March 31, 2010 included $1,271,501 in sales of corn oil for biofuel production. In the comparable period of last year, our revenues were comprised of $624,334 from the sale of corn oil for biofuel production.

Future growth in revenue will depend, in part, on price fluctuation in the markets for the corn oil we extract, but will primarily depend on the development of additional sources of crude corn oil as well as the execution of additional royalty-bearing licenses for our technology. Our sales plan for 2010 primarily involves the latter of these – that is, the execution of new royalty-bearing licenses as compared to the financing and construction of new extraction facilities that we own and from which we would produce and sell corn oil.

Gross Profit

Cost of revenues for the three months ended March 31, 2010 were $784,394, or about 62% of revenue compared to $508,812, or about 81% of revenue for the same period in 2009. Cost of revenues will fluctuate from period to period due primarily to the price we pay for corn oil (which is indexed to prevailing diesel fuel prices at the time of shipment). Since our revenue grew faster than cost of revenue in the first quarter 2010, our gross margin of 38% in that quarter compared favorably with gross margin of 19% in the first quarter 2009. As our revenue grows, we expect to achieve economies of scale as we execute new licenses for our patented extraction technologies. Gross margin in the future should improve if we are successful in this regard.

Loss from Operations

Operating expenses for the three months ended March 31, 2010 were $2,033,624, almost all of which was general and administrative expenses. The most significant operating expenses incurred during the first quarter of 2010 were a one-time expense of $694,732 associated with certain construction in progress involving a licensed extraction facility, as well as general and administrative expenses relating to pending litigation. In the first quarter of 2009, when we had limited litigation expenses, our general and administrative expenses were only $706,005. However, we incurred total operating expenses of $8,000,238 in that period because we expensed a goodwill impairment charge of $7,281,993 relating to the divestiture of the Company’s former biodiesel refinery.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2010 and 2009 was $1,539,508 and $2,166,203, respectively. Included in the three months ended March 31, 2010 was $1,105,751 of interest expense, consisting of $848,276 in accrued interest due to third parties, $257,475 in accrued interest due to related parties, and $438,111 in non-cash expenses associated with the conversion features embedded in the convertible debentures held by the Company during the three months ended March 31, 2010. The Company also realized expenses relating to the amortization of note discounts of $13,399 and $186,810, respectively, for the three months ended March 31, 2010 and 2009.

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 815, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance of the debt instrument and record a conversion liability for the calculated value, which is added to the carrying value of the debenture. We then recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note. The additional value for the conversion features of $438,111 for the three months ended March 31, 2010 has been recognized within other income (expense) as changes in conversion liabilities in the accompanying financial statements, and includes an expense of $235,099 arising from the increased value of certain related party debt.

Net Income or Loss

Net loss for the three months ended March 31, 2010 was $2,932,834 as compared to a loss of $11,825,465 from the same period in 2009. The variance in net loss between the first quarter 2010 and the same period in 2009 was due to a $370,000 increase in gross profit; a $450,000 decrease in operating expenses (relating to discontinued operations); a $630,000 decrease in conversion liabilities; and, in the prior year, the loss included a goodwill impairment charge of $7,281,993 relating to the divestiture of the Company’s former BIG biodiesel refinery. Further, the loss from the three months ended March 31, 2010 included the following non-cash items: amortization of debt discount and deferred financing fees of about $13,400, loss on conversion liabilities of $438,000, depreciation expenses of about $264,000, and accrued interest of about $1,105,000.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity are, and will be, influenced by a variety of factors, including our ability to properly capitalize and generate cash flows from our operations, the level of our outstanding indebtedness and the interest we are obligated to pay on that indebtedness. Our primary sources of liquidity during the three months ended March 31, 2010 included commodity sales and the proceeds from issuance of debt and common stock.

During the three months ended March 31, 2010, net cash used in our operating activities was $826,384, as compared to the $68,776 provided by our operating activities during the same period last year. The primary reason for the different results was that cash produced from commodity sales during 2010 was used to reduce certain liabilities. In addition, during the three months ended March 31, 2010 we obtained $908,726 in net proceeds from the sale of convertible debentures and used almost all of that for our operations. During the three months ended March 31, 2009 we obtained $543,658 in net proceeds from the sale of convertible debentures but used about $628,000 in construction activities. Any cash we generate from our operating activities in the future will be applied to our operations until we exceed our cash flow break even point and thereafter, albeit at a planned decreasing percentage of sales; and, until we have reduced our current liabilities to equal or less than our current assets, the amount of cash that we have available for use in operations beyond break even will also be determined by the amount of cash that we can obtain from our financing activities.

Access to Capital

We received proceeds from financing activities totaling $1,254,243 during the quarter ended March 31, 2010. Viridis Capital, LLC ("Viridis"), Minority Interest Fund (II), LLC ("MIF"), Acutus Capital, LLC("Acutus"), and management personnel continue to provide us with the cash resources we require for our overhead needs, including all legal expenses incurred in the prosecution of infringing use of our patented technologies. Viridis is owned by our chairman, MIF is owned by a family member of our chairman, and Acutus is owned by our chairman's attorney and former professor. These investors collectively provided us with a total of $3,821,670 during the year ended December 31, 2009 and another $1,254,243 during the first quarter of 2010.

In total, Viridis (along with our chairman personally and an entity held in trust for the benefit of our chairman's wife (the "Kreisler Trust")), MIF, Acutus and current management have provided GreenShift and it's affiliated companies and subsidiaries with more than about $12,670,769 in cash between January 1, 2005 and March 31, 2010. Viridis, the Kreisler Trust and our chairman collectively loaned $8,175,980 of this cash amount, about half of which was subsequently canceled, forgiven and contributed to shareholders' equity.

We plan to continue to rely on proceeds from financing activities completed with these and other investors while we execute on our plan to increase sales to generate sufficient cash flows from operating activities to cover all of our overhead needs on an ongoing basis. We are optimistic that we will be able to return to positive operating cash flow and achieve profitability by year end.

In the meantime, we intend to use our available capital resources as judiciously as possible. Thus, while we would prefer to have a sizeable cash reserve (we only had about $23,708 cash as of March 31, 2010), the most cost-effective use of our resources under current market circumstances is to receive a number of small investments on a quarterly or more frequent basis at levels that match our ongoing operating cash needs.

We have limited alternatives available to us for capital formation due to the state of our balance sheet and our capital structure. The available financing options typically take the form of convertible debt and similar derivative structures through which investors purchase securities in the Company that are convertible into our common stock in the future at a discount to either current prices or the market price at the time of conversion. This type of structure helps to mitigate risk for the source of the investment but it is also expensive and potentially very dilutive to the Company. Raising capital with these structures is not desirable moving forward.

This type of debt can, however, be cost-effective if the proceeds are used to generate sufficient recurring earnings to justify refinancing of the convertible debt at higher equity values and thus lower overall costs of capital to the Company and its shareholders. We used over $50 million of this type of financing to invent, develop and commercialize our portfolio of cleantech, importantly including our now-patented corn oil extraction technologies. The cost-effective repayment of this debt remains a key objective. For example, we entered into agreements with a subsidiary of GE Energy Financial Services and YA Global Investments, L.P. in late 2008 for $38 million in equity financing to repay a significant amount of our debt and to build new facilities based on our patented and patent-pending technologies (this financing unfortunately did not close as expected in the first quarter of 2009 due to turmoil in global commodity and financial markets at the time).

We were successful in positioning GreenShift to receive significant capital for debt reduction and growth from strategically valuable capital sources in the past, and we intend to do so again in the future.

Repayment of Technology Development Debt

During 2009 and the first three months of 2010, we satisfied a total of $5,670,000 and $1,629,527 in convertible debt, respectively, by issuing Company common shares upon conversion by the debt holders. A key challenge and objective for us is to decrease and satisfy our existing convertible debt to YAGI in cost-effective ways by both avoiding the issuance of new convertible debt on expensive terms and by minimizing the issuance of common stock as much as possible. While the cash proceeds provided by our financing activities during 2009 and the first quarter 2010 mostly involved issuance of new convertible debt to Viridis, MIF, Acutus and management, the pricing and other terms of that debt were on average much more favorable to the Company than terms available from any other investors; and, Viridis and MIF have expressed a willingness to fully convert all debt into equity on advantageous terms for GreenShift after we have satisfied the substantial majority of the convertible debt due to YAGI.

Our ambition is to reduce and satisfy as much as possible of the remaining $41,708,196 in convertible debt that we currently owe to YAGI from sources not involving issuance of new common shares. We are currently evaluating opportunities to sell an 80% interest in our existing extraction facilities to a strategic investor specifically to repay a significant amount of our existing convertible debt due to YAGI in lieu of doing so by issuing additional shares of common stock.

We have a great deal of resources invested into the development of our patented and patent-pending technologies, specifically our now-patented corn oil extraction technologies. Each of our stated goals for 2010 above (increase sales, achieve profitability, and repay our technology development debt) are based on using our patented corn oil extraction technologies and the balance of our Backend Fractionation™ technology portfolio to earn business and to partner with ethanol producers to increase their profitability.

Working Capital Deficit

The Company had a working capital deficit of $38,450,210 at March 31, 2010. Included in the deficit was $16,509,328 attributable to convertible debentures, which (unless we are successful in refinancing the YAGI debt) will be satisfied by issuance of common shares. Also included in the deficit were contingent unsecured subsidiary purchase obligations of $7,781,763 and $4,695,710 in liabilities for discontinued operations pending disposal. We expect most or all of those liabilities to be extinguished upon the liquidation of the relevant subsidiaries. Net of these liabilities, we still faced a working capital deficit of $9,463,409. Our ability to satisfy those obligations will depend on our success in obtaining financing, our success in developing revenue sources, and our success in negotiating with the creditors.

Expected Activity Moving Forward

While our existing corn oil extraction facilities and license agreements are producing sufficient cash flows to cover most of our minimum overhead requirements, we are currently evaluating opportunities to sell an 80% interest in these facilities to a strategic investor in order to repay a significant amount of our existing convertible debt. We accordingly intend to fund our principal liquidity and capital resource requirements through new financing and operating activities.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2010.

Other than described above, there have been no changes in the company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

INFRINGEMENT

On October 13, 2009, the U.S. Patent and Trademark Office (“PTO”) issued U.S. Patent No. 7,601,858, titled "Method of Processing Ethanol Byproducts and Related Subsystems” (the ’858 Patent) to GS CleanTech Corporation, a wholly-owned subsidiary of GreenShift Corporation. On October 27, 2009, the PTO issued U.S. Patent No. 7,608,729, titled "Method of Freeing the Bound Oil Present in Whole Stillage and Thin Stillage” (the ’729 Patent) to GS CleanTech. Both the ‘858 Patent and the ‘729 Patent relate to the Company’s corn oil extraction technologies.

On October 13, 2009, GS CleanTech filed a legal action in the United States District Court, Southern District of New York captioned GS CleanTech Corporation v. GEA Westfalia Separator, Inc.; and DOES 1-20, alleging infringement of the ‘858 Patent ("New York I Action"). On October 13, 2009, GS CleanTech filed a Motion to Dismiss with the same court relative to a separate complaint filed previously by Westfalia captioned GEA Westfalia Separator, Inc. and Ace Ethanol, LLC v. GreenShift Corporation that alleged (1) false advertising in violation of the Lanham Act § 43(a); (2) deceptive trade practices and false advertising in violation of New York General Business Law §§ 349, 350 and 350-a; and (3) common law unfair competition ("New York II Action"). On October 13, 2009, Westfalia filed its First Amended Complaint in the New York II Action which included Ace Ethanol, an ethanol production company, and added claims seeking a declaratory judgment of invalidity and non-infringement of the ‘858 Patent. On October 13, 2009, ICM, Inc. filed a complaint in the United States District Court, District of Kansas in the matter captioned ICM, Inc. v. GS CleanTech Corporation and GreenShift Corporation, alleging unfair competition, interference with existing and prospective business and contractual relationships, and deceptive trade practices. ICM is also seeking a declaratory judgment of invalidity and non-infringement of the ‘858 Patent. On October 15, 2009, GS CleanTech filed a Notice of Filing First Amended Complaint for infringement of the ‘858 Patent, along with a copy of the First Amended Complaint, which added ICM, Ace Ethanol, Lifeline Foods LLC and ten additional DOES as defendants in the New York I Action. On October 23, 2009, GS CleanTech's First Amended Complaint in the New York I Action was entered by the court. On November 5, 2009, in ICM’s Kansas lawsuit, GS CleanTech filed a motion to dismiss or, in the alternative, to transfer the Kansas case to New York for inclusion in the New York I Action. Also on November 5, 2009, in ICM’s Kansas lawsuit, ICM filed a motion to enjoin CleanTech and GreenShift from prosecuting the claims against ICM in the New York I Action. These matters were only recently commenced, there have been no substantive rulings on the merits and Management is unable to characterize or evaluate the probability of any outcome at this time.

During February 2010, GS CleanTech commenced a legal action in the United States District Court, Southern District of Indiana captioned GS CleanTech Corporation v. Cardinal Ethanol, LLC, and a separate legal action in the United States District Court, Northern District of Illinois captioned GS CleanTech Corporation v. Big River Resources Galva, LLC and Big River Resources West Burlington, LLC. In addition to asserting claims for infringement of the ‘858 Patent in each of these cases, GS CleanTech filed a motion for preliminary injunction with each complaint. In each motion, GS CleanTech argued that (1) it will likely prove that each defendant infringed the '858 Patent; (2) it will likely withstand each defendant's challenges to the validity of the '858 Patent; and (3) each defendant's infringement has caused and will continue to cause irreparable harm to GS CleanTech. ICM sold Cardinal and Big River the equipment that each of Cardinal and Big River have used and are using to infringe the ‘858 Patent as alleged by GS CleanTech. ICM has assumed the defense of each of the above matters involving Cardinal and Big River, and petitioned the Indiana and Illinois courts to stay each action, including GS CleanTech’s motions for preliminary injunction in each case, until the Kansas court referenced above rules on GS CleanTech’s pending motion to dismiss or, in the alternative, to transfer the Kansas case to New York for inclusion in the New York I Action as well as ICM's motion to enjoin GS CleanTech and GreenShift from prosecuting the claims against ICM in the New York I Action. On April 13, 2010, the court in the Indiana action described above granted the motion. In doing so the court vacated the scheduled hearing on the preliminary injunction motion and provided that it will issue an order granting Cardinal's motion to transfer after the court in the Kansas action resolves the above described pending motions. On April 20, 2010, the court in the Illinois action described above stayed that action pending the resolution of the above described pending motions in the action in Kansas. The court in the Illinois action described above has ordered the parties to inform the court when the Kansas court has issued its ruling, so that it may determine the most appropriate way to proceed in light of those rulings. These matters were only recently commenced and Management is unable to characterize or evaluate the probability of any outcome at this time.

During May 2010, GS CleanTech commenced the following additional actions: GS CleanTech Corporation v. Center Ethanol, LLC and Lincolnland Agri-Energy, LLC, in the United States District Court, Northern District of Illinois; GS CleanTech Corporation v. Al-Corn Clean Fuel, LLC; Chippewa Valley Ethanol Company, LLLP; Heartland Corn Products, LLC and Bushmills Ethanol, Inc., in the United States District Court, District of Minnesota; GS CleanTech Corporation v. United Wisconsin Grain Producers, LLC, in the United States District Court, Western District of Wisconsin; GS CleanTech Corporation v. Iroquois BioEnergy Company, LLC, in the United States District Court, Northern District of Indiana; GS CleanTech Corporation v. Blue Flint Ethanol, LLC, in the United States District Court, District of North Dakota; and, GS CleanTech Corporation v. Amaizing Energy Atlantic, LLC; Amaizing Energy Cooperative; Amaizing Energy Denison, LLC; Amaizing Holding Company, LLC; and Lincolnway Energy, LLC, in the United States District Court, Northern District of Iowa. These matters were only recently commenced and Management is unable to characterize or evaluate the probability of any outcome at this time.

On May 6, GreenShift submitted a "Motion to Transfer Pursuant to 28 U.S.C. § 1407 for Consolidated Pretrial Proceedings" to the United States Judicial Panel on Multidistrict Litigation (the "Panel") located in Washington, D.C. In this motion, GreenShift has moved the Panel to transfer and consolidate all pending suits involving infringement of GreenShift’s patents to one federal court for orderly and efficient review of all pre-trial matters.

The Company estimates that as many as 40 ethanol producers are infringing the Company’s patents. In their opposition to GS CleanTech's motion for preliminary injunction, neither Cardinal Ethanol, Big River Resources Galva, nor Big River Resources West Burlington (each of which use an ICM extraction system and each of which is being indemnified and defended by ICM) affirmatively deny that their respective extraction facilities are being used in a manner covered by one or more claims of the '858 Patent, but rather rely upon arguments that the '858 Patent is invalid based primarily upon prior art that has been considered and rejected by the PTO during the prosecution of the patent application that led to the '858 Patent. GEA Westfalia’s pleadings also suggest that one or more claims of the '858 Patent cover processes utilized by ethanol producers that have purchased GEA Westfalia’s equipment. The Company intends to file additional lawsuits involving any and all infringing use of the Company’s patents. The Company’s position is that any infringing ethanol producer is liable for a minimum of reasonable royalties for any infringing use of the Company’s patented technologies beginning on the publication date of the application that led to the ‘858 Patent. The Company intends to seek additional relief for instances of intentional infringement.

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

There was no material change to the risk factors recited in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time during the three months ended March 31, 2010, the Company issued a total of 5,188,977,738 shares to the Company’s various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $1,274,010. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity’s own account. There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4	RESERVED
None.

ITEM 5	OTHER INFORMATION
None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of GreenShift’s Form 10Q for the quarter ended March 31, 2010:

INDEX TO EXHIBITS

Exhibit

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

GREENSHIFT CORPORATION

By:	/S/	KEVIN KREISLER KEVIN KREISLER Chief Executive Officer

Date:		May 21, 2010

By:	/S/	EDWARD R. CARROLL EDWARD R. CARROLL Chief Financial and Accounting Officer

Date:		May 21, 2010