Form 10-Q
period 2010-06-30
GREENSHIFT CORP
filed 2010-08-23
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

The number of outstanding shares of common stock as August 23, 2010 was 1,826,864,030.

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	6/30/2010	12/31/2009
ASSETS

Current assets:
Cash	$14,944	$39,415
Accounts receivable, net of doubtful accounts of $4,632,584	228,166	48,471
Inventories	2,795,358	547,056
Due from affiliates	18,689	387,835
Prepaid expenses and other assets	298,203	361,537
Total current assets	3,355,361	1,384,314
Other assets:
Property and equipment, net	9,304,704	9,833,390
Construction in progress	2,296,417	4,544,719
Intangible assets, net	571,304	626,477
Minority investments	2,501,324	2,501,324
Note receivable	500,000	500,000
Deposits	38,149	37,549
Assets to be disposed, net of current	14,839	38,853
Total other assets	15,226,737	18,082,312

TOTAL ASSETS	$18,582,098	$19,466,626

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$9,635,176	$8,927,360
Accrued interest payable	1,996,524	603,148
Accrued interest payable – related party	635,557	481,766
Current portion of long term debt	1,825,802	1,925,802
Current portion of convertible debentures, net of discount	746,755	4,128,296
Convertible debenture - related party, net of discount	5,196,570	5,006,848
Other current liabilities	363,228	363,228
Contingent amounts due to minority shareholders of consolidated subsidiaries	862,119	870,078
Liabilities of discontinued operations, current	17,517,755	17,192,900
Total current liabilities	38,779,487	39,499,427

Long term liabilities:
Long term debt, net of current	20,774	20,774
Asset retirement obligation	630,896	611,206
Liabilities to be disposed, non-current	--	52,477
Convertible debentures, net of current	45,680,835	43,141,800
Total long-term liabilities	46,332,505	43,826,257

Total liabilities	85,111,992	83,325,684

Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,498,123 shares issued and outstanding, respectively	2,481	2,481
Series D: 799,954 and 799,954 shares issued and outstanding, respectively	800	800
Series E: 0 and 20,000 shares issued, respectively, none outstanding	--	--
Common stock, $0.0001 par value, 20,000,000,000 authorized (2010) par $0.001;
500,000,000 authorized (2009); 1,742,406,444 and 49,656,854, shares
issued and outstanding, respectively	174,241	47,736
Additional paid-in capital	95,068,210	93,023,201
Accumulated deficit	(161,775,626)	(156,933,274)
Total stockholders’ equity (deficit)	(66,529,895)	(63,859,056)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$18,582,098	$19,466,628

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	Three Months Ended		Six Months Ended
	6/30/10	6/30/09	6/30/10	6/30/09
		(Restated)		(Restated)

Revenue	$2,029,318	$1,103,199	$3,300,818	$1,727,533
Cost of revenues	1,439,313	632,495	2,223,707	1,141,307
Gross profit	590,005	470,704	1,077,111	586,226

Operating expenses:
General and administrative expenses	1,477,937	875,778	3,509,792	1,581,783
Selling expenses	--	7,139	1,768	19,379
Bad debt expense	--	4,315,204	--	4,315,204
Gain (loss) on equipment disposal	--	--	--	--
Impairment of goodwill	--	--	--	7,281,993
Total operating expenses	1,477,937	5,198,121	3,511,560	13,198,359

Income (loss) from operations	(887,932)	(4,727,418)	(2,434,449)	(12,612,133)

Other income (expense):
Other income (expense)	--	(30,817)	--	(30,817)
Interest income	17,951	1,775	35,704	1,775
Amortization of debt discount & deferred financing	(8,333)	(7,172)	(21,733)	(193,982)
Miscellaneous income	120,591	80,816	120,591	80,816
Change in conversion liabilities	(489,168)	(289,997)	(692,180)	(696,384)
Change in conversion liabilities- affiliate	143,493	(64,631)	(91,606)	(126,555)
Interest expense - affiliate	(184,135)	(44,784)	(441,610)	(86,785)
Interest expense	(719,928)	(163,895)	(1,417,731)	(1,632,977)
Total other income (expense), net	(1,119,531)	(518,705)	(2,508,565)	(2,684,908)

Loss before provision for income taxes	(2,007,462)	(5,246,123)	(4,943,014)	(15,297,042)

(Provision for)/benefit from income taxes	--	(51)	(20)	(51)
Loss from continuing operations	(2,007,462)	(5,246,174)	(4,943,034)	(15,297,093)

Discontinued operations:
Gain from disposal of discontinued operations	--	14,452,069	--	14,452,069
Loss from discontinued operations	(152,066)	(853,316)	(149,328)	(3,186,376)
Total income (loss) from discontinued operations	(152,066)	13,598,753	(149,328)	11,265,693

Net income (loss)	$(2,159,529)	$8,352,579	$(5,092,362)	$(4,031,400)

Priority Return-Mandatorily Redeemable Preferred Equity	--	--	--	(270,000)
Net income (loss) attributable to common shareholders	$(2,159,529)	$8,352,579	$(5,092,362)	$(4,301,400)

Weighted average common shares outstanding, basic and diluted	1,356,359,504	40,679,065	1,068,225,872	27,217,974

Earnings (loss) per share:
Loss from continuing operations	$(0.00)	$(0.13)	$(0.00)	$(0.56)
Income (loss) from discontinued operations	(0.00)	0.32	(0.00)	0.41
Net income (loss) per share – basic and diluted	$(0.00)	$0.19	$(0.00)	$(0.15)

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	Six Months Ended
	6/30/10	6/30/09
CASH FLOW FROM OPERATING ACTIVITIES		(Restated)

Net loss	$(5,092,362)	$(4,031,400)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	528,686	546,694
Amortization of intangibles	55,173	9,114
Amortization of debt discount and deferred financing costs	21,733	197,649
Change in net assets of disposal group	298,394	(7,334,972)
Change in conversion liabilities	783,786	374,515
Stock based compensation	7,500	--
Accretion of asset retirement obligation	19,690	790
Forgiveness of debt	(120,630)	--
Loss on impairment of goodwill	--	7,281,993
Changes in operating assets and liabilities:
Accounts receivable	(179,695)	--
Restricted cash	--	316
Accrued interest receivable	(35,704)	(1,775)
Prepaid expenses	77,940	--
Deposits	(600)	(83,521)
Costs in excess of earnings	--	(88,199)
Accrued interest	1,414,005	2,913,638
Accrued interest – related party	441,610	86,785
Accounts payable and accrued expenses	676,393	(206,213)
Net cash used in operating activities	(1,104,080)	(334,586)

CASH FLOW FROM INVESTING ACTIVITIES

Advances to affiliate	--	--
Construction in progress	--	(445,338)
Additions to and acquisition of property, plant and equipment	(145,573)	(333,207)
Net cash used in investing activities	(145,573)	(778,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	--	39,000
Proceeds from convertible debentures – related party	1,608,163	1,180,579
Repayment of convertible debentures	--	--
Proceeds from convertible debentures	--	--
Repayment of convertible debentures – affiliates	--	--
Loan due to an affiliate	(55,969)	(115,618)
Repayment of long term debt	(327,011)	(4,124)
Net cash provided by financing activities	1,225,183	1,099,837

Net (decrease) in cash	$(24,470)	$(13,294)
Cash at beginning of period	39,415	13,294
Cash at end of period	$14,945	$--

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

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

During the six months ended June 30, 2010, we owned and operated four corn oil extraction facilities based on our patented and patent-pending corn oil extraction technologies that are located at our licensee’s ethanol plants in Oshkosh, Wisconsin, Medina, New York, Marion, Indiana, and Riga, Michigan. Under the relevant agreements, we granted each ethanol producer the right to use our patented corn oil extraction technologies in exchange for the continuing right to purchase the extracted oil at a discount to market prices. We are also party to license agreements with several ethanol producers for the use of our patented corn oil extraction technologies.

At the beginning of the year ended December 31, 2009, we owned a 10 million gallon per year biodiesel facility in Adrian, Michigan and an oilseed crush facility in Culbertson, Montana. The Company liquidated both of these facilities during the second quarter of 2009. The Company’s specialty equipment manufacturing operations were also idled during the third quarter 2009 and the assets of this operation were liquidated during the first quarter of 2010. Several other inactive subsidiaries were also discontinued during the third quarter 2009 and the six months ended June 30, 2010. The financial results of each of these subsidiaries have been presented as discontinued operations during the six months ended June 30, 2010 and 2009 (see Note 6, Discontinued Operations).

SEGMENT DESCRIPTIONS

The nature and composition of the Company’s operations has changed as compared to 2009 and prior years. Commencing January 1, 2010, and for the six months ended June 30, 2010, the Company’s operations were conducted in the following two reportable business segments: (a) Licensing and (b) Products & Services. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are aggregated and classified herein as Corporate.

NOTE 3	GOING CONCERN

The Company had a working capital deficit of $35,424,126 at June 30, 2010. Included in the deficit was $5,943,326 attributable to convertible debentures, which, unless we are successful in refinancing the Company’s convertible debt, will be satisfied by issuance of common shares. Also included in the deficit was $17,517,755 in contingent and unsecured obligations due from various of the Company’s discontinued subsidiaries, which amounts are recorded in liabilities for discontinued operations pending disposal as of June 30, 2010. We expect most or all of those liabilities to be extinguished upon the liquidation of the relevant subsidiaries. Net of these liabilities, we still faced a working capital deficit of $11,963,045. Our ability to satisfy those obligations will depend on our success in obtaining financing, our success in developing revenue sources, and our success in negotiating with the creditors. Management’s plans include raising additional proceeds from debt and equity transactions to fund operations, and to increase revenue and cut expenses. There can be no assurances that the Company will be able to eliminate both its working capital deficit and its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

	Fair Value
As of June 30, 2010	Level 1	Level 2	Level 3	Total
Embedded conversion liabilities	$--	$--	$4,874,561	$4,874,561

The following table reconciles, for the six month period ended June 30, 2010, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded Conversion Liability at December 31, 2009				4,629,312
Present Value of beneficial conversion features of new debentures				147,248
Reductions in fair value due to principal conversions				(274,223)
Accretion adjustments to fair value - beneficial conversion features				372,225
Balance at June 30, 2010				$4,874,562

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

ROYALTY FEES

In June 2010, the Company entered into an amended and restated technology acquisition agreement (the “TAA”) which amended the terms under which the Company pays for the ongoing use of its patent and patent-pending corn oil extraction technologies (the “Technology”) (see Note 14, Related Party Transactions). The TAA, as amended, provides for the payment to the Sellers of a royalty fee of $0.10 per gallon for use of the Technology under circumstances involving no investment in equipment used in connection with the Technology, or 20% of net cash flows under circumstances involving any such investment. The amended TAA also calls for the issuance to the Sellers of a new class of redeemable Company preferred stock and the reduction of the royalty fees payable by the Company to $0.025 per gallon upon redemption of such preferred stock. Prior to December 31, 2009, license fees were payable for the use of the Company’s corn oil extraction technologies at a rate of $150,000 per system (each, a “System”) in addition to an ongoing royalty of $0.10 per gallon of corn oil extracted with the Technology. For the year ended December 31, 2009, the Company incurred license fees of $750,000 and royalty fees of $147,832. The Company also prepaid royalty fees of $300,000 for future use of the Technology. The license fees were capitalized with $147,225 being amortized and included in the Company’s cost of sales for the six months ended June 30, 2010.

NOTE 5	STOCKHOLDERS’ EQUITY

On September 8, 2009, the Company filed an amendment to the Certificate of Incorporation to increase the authorized common stock from 500,000,000 shares, $0.001 par value, to 10,000,000,000 shares at $0.0001 par value. Effective March 31, 2010, the Company filed an amendment to the Certificate of Incorporation whereby the number of authorized shares of common stock was increased to 20,000,000,000 at $0.0001 par value. On July 19, 2010, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to the Company’s certificate of incorporation to give effect to a 1-for-10 reverse stock split; all common share amounts reported herein are reported on a post-split basis after accounting for the effect of this reverse stock split.

The Company issued 1,259,054,217 shares of common stock upon the conversion of an aggregate of $2,225,060 in debt during the six months ended June 30, 2010, consisting of: 287,742,237 common shares issued to YA Global Investments, LP (“YA Global”) upon conversion of debt in the amount of $593,409; 523,642,929 common shares issued to Minority Interest Fund (II), LLC (“MIF”) upon its conversion of debt in the amount of $1,105,765; 39,240,480 common shares issued to JMJ Financial (“JMJ”) upon its conversion of debt in the amount of $60,361; 103,500,000 common shares issued to Mammoth Corporation upon its conversion of debt in the amount of $136,025; and, 304,928,571 shares issued to CA Ventures upon its conversion of debt in the amount of $329,500. The Company also issued 2,490,000 shares of common stock upon the conversion of $10,000 of minority interest, 1,000,000 shares were issued to a vendor for the payment of $2,000 in accounts payable as well as 2,500,000 shares of common stock to a consultant.

The only conditions under which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

NOTE 6	DISCONTINUED OPERATIONS

SUSTAINABLE SYSTEMS, INC.

Effective June 30, 2009, GS AgriFuels Corporation (a wholly owned subsidiary of the Company) and Carbonics Capital Corporation entered into a Stock Purchase Agreement pursuant to which Carbonics acquired 100% of the stock of Sustainable Systems, Inc. (“Culbertson”) from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels’ indebtedness to YA Global Investments, L.P. (“YA Global”). GS AgriFuels retained all rights and obligations pertaining to the 2007 acquisition by GS AgriFuels of Culbertson; these obligations are contested and include $3,804,287 in convertible debentures and $1,017,451 in notes payable to the prior owners of Culbertson (see Note 11, Commitments and Contingencies) (“Purchase Obligations”). The terms of the relevant acquisition agreements with the selling shareholders (“Selling Shareholders”) are in default due to the disclosure by the Selling Shareholders that Culbertson owned its Culbertson, Montana oilseed crushing facility when in fact Culbertson merely held the right to purchase the Montana facility at the time of the acquisition by GS AgriFuels; the failure to disclose by the Selling Shareholders that such right to purchase the Montana facility, as well as any investment made in the Montana facility, was subject to forfeiture within months of entering into the acquisition agreements with GS AgriFuels; and, the provision by the Selling Shareholders of materially false financial statements. This matter and the extent of the relevant parties’ obligations under the relevant acquisition agreements and otherwise have been the subject of a litigation initiated by GS AgriFuels against the Selling Shareholders. Three of the Selling Shareholders, corresponding to about 60% of the Selling Shareholders’ prior ownership interest in Culbertson, have entered into settlement agreements pursuant to which GS AgriFuels has been released from the pro-rated Purchase Obligation previously attributable to these shareholders. At the time of the Stock Purchase Agreement, Carbonics majority shareholder was Viridis Capital, LLC.  Viridis Capital, LLC is also the majority shareholder of the Company. The financial results of Culbertson (net loss of $558,513) have been omitted from the Company’s results of operations for the six months ended June 30, 2009 in accordance with ASC 805-50-45-1, Transactions Between Entities Under Common Control.

BIOFUEL INDUSTRIES GROUP, LLC

Effective May 15, 2008, the Company and Biofuel Industries Group, LLC (“BIG”) entered into an Exchange Agreement pursuant to which the Company exchanged 2,000,000 common shares and 20,000 preferred shares in return for 100% of the equity of BIG. The Company’s ownership of BIG was subject to rescission in the event that BIG’s loans due to Citizens Bank, BIG’s senior creditor, were not timely serviced and kept in good standing. BIG’s agreements with Citizens Bank required Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its previously-pending financing agreements with CleanBioenergy Partners, LLC (see Note 11, Commitments and Contingencies). This financing failed to close as expected in March 2009 despite the Company’s compliance with the relevant agreements with CleanBioenergy Partners, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG’s loan agreements with Citizens Bank. The Company elected not to restructure the original acquisition transaction and instead facilitated rescission of the original acquisition transaction and the divestiture of BIG during the second quarter of 2009. The financial results of BIG were presented as discontinued operations as and for the quarter ended June 30, 2009 and the Company recorded an impairment of goodwill in the amount of $7,281,993 related to this investment during the quarter ended June 30, 2009. As a result, the Company realized a loss from discontinued operations of $1,167,266 and a gain from disposal of $14,452,069 for the six months ended June 30, 2009. The components of the loss from discontinued operations for BIG for six months ended June 30, 2009 were as follows:
2009
Revenues	$327,705
Cost of revenues	626,097
Gross profit	(298,392)

Selling, general and administrative expense	399,784
Gain (loss) from operations	(698,176)

Interest expense	(84,650)
Other income and expenses, net	(384,531)
Total other income and expense	(469,181)

Income (loss) before provision for income taxes	(1,167,357)
Total provision for tax	--
Net gain (loss)	$(1,167,357)

OTHER SUBSIDIARIES

The Company’s specialty equipment manufacturing operations (“GS Design”) were idled during the fourth quarter 2009. During the fourth quarter of 2009, GS Design and its subsidiary, GS Rentals, LLC, entered into an agreement for conveyance of real property and partial debt cancellation with the bank holding the lien on the GS Rentals property in exchange for the return of such property, and all of GS Design’s remaining assets were sold at auction. The proceeds of the auction were applied to reduction of secured obligations due to the Ottoville Bank Company ($25,000) and YA Global Investments, L.P. ($145,000). A $138,219 gain was recognized on the sale of the GS Design assets. The financial results of GS Design and GS Rentals have been presented as discontinued operations during the six months ended June 30, 2010 and 2009. In addition, the Company’s acquisition of Bollheimer & Associates was rescinded effective November 30, 2009. The operations of this former subsidiary and the operations of several other Company subsidiaries which have been discontinued, including GS AgriFuels Corporation and each of its subsidiaries, are presented as discontinued operations during the six months ended June 30, 2010 and 2009. As a result, the Company realized a loss from discontinued operations of $149,328 and a loss from discontinued operations of $2,019,019 for the six months ended June 30, 2010 and 2009, respectively. The components of the loss from discontinued operations for the subsidiaries listed above for six months ended June 30, 2010 and 2009 are as follows:

	2010	2009
Revenues	$--	$305,151
Cost of revenues	--	853,080
Gross profit	--	(547,929)

Selling, general and administrative expense	21,769	355,372
Gain (loss) on equipment disposal	(147,581)	28,985
Income (loss) from operations	(125,812)	384,357

Debt forgiveness	27,477	--
Amortization of debt discount	--	(182,786)
Other income (expense)	--	30,817
Interest expense	(302,617)	(1,337,162)
Total other income and expense	(275,140)	(1,489,131)

Income (loss) before provision for income taxes	(149,328)	(2,421,417)
Total provision for tax	--	402,398
Net income (loss)	$(149,328)	$(2,019,019)

NOTE 7	PROPERTY AND EQUIPMENT

On January 4, 2010, the Company announced its execution of an agreement with Global Ethanol, LLC (“Global”), pursuant to which the Company granted Global the right to use GreenShift’s patented corn oil extraction technologies at Global’s 100 million gallon ethanol plant in Lakota, Iowa. Under the terms of the agreement, Global directly built a facility based on the Company’s patented corn oil extraction technologies designed to extract more than 2.2 million gallons per year of corn oil in return for an ongoing royalty payment. As a result, during the six months ended June 30, 2010, the Lakota project that was on the books was cancelled and the $2,248,302 in related equipment from the Lakota project was transferred from construction in progress to inventory. This equipment will be used in subsequent projects.

NOTE 8	FINANCING ARRANGEMENTS

The following is a summary of the Company’s financing arrangements as of June 30, 2010:

Current portion of long term debt:
Asset retirement obligation, current	$40,253
Vehicle loans and other short term borrowings	50,969
Current portion of convertible notes payable from GS CleanTech	1,734,579
Total current portion of long term debt	$1,825,802

Current portion of convertible debentures:
Convertible debenture to YA Global Investments, LP, current portion	3,678,484
Convertible debenture to Minority Interest Fund (II), LLC	4,264,017
Convertible debenture to Viridis Capital, LLC	436,313
Convertible debenture to JMJ Financial Corporation	481,748
Convertible debenture to Mammoth Corporation	73,889
Conversion liabilities	731,082
Note discounts	(43,724)
Total current portion of convertible debentures	$9,621,810

Asset retirement obligation, net of current	$620,978

Long-term debt, net of current maturities:
Mortgages and other term notes	$20,774
Total long term debt, net of current maturities	$20,774

Long-term convertible debentures, net of current maturities:
Convertible debenture to YA Global Investments, LP, net of current	$37,858,871
Conversion liabilities	4,143,480
Total long-term portion of convertible debentures	$42,002,351

The convertible debentures noted above are convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of June 30, 2010 and the Company’s ability to meet such obligations:

Year	Amount
2010	$5,543,373
2011	48,005,538
2012	39,088
2013	39,088
2014	39,088
2015 and thereafter	435,459
Total minimum payments due under current and long term obligations	$54,101,633

NOTE 9	DEBT AND PURCHASE OBLIGATIONS

On June 17, 2010, GreenShift Corporation and its subsidiaries signed a series of agreements with YA Global Investments, L.P. ("YA Global") to reduce and restructure GreenShift’s convertible debt to YA Global (the “Agreements”). The transactions contemplated by the Agreements (the “YA Corn Oil Transaction”) were completed effective July 30, 2010.

SUMMARY OF YA CORN OIL TRANSACTION

At the closing, three GreenShift-owned corn oil extraction facilities based on GreenShift’s patented and patent-pending technologies and GreenShift’s interest in a fourth facility were transferred to a newly formed joint venture entity, YA Corn Oil Systems, LLC (“YA Corn Oil” or the “Joint Venture Company”). In exchange, $10,000,000 of the convertible debt issued by GreenShift to YA Global was deemed satisfied. GreenShift will also receive a 20% equity stake in the Joint Venture Company and the right to receive 20% of the Joint Venture Company’s distributable cash upon the realization by the Joint Venture Company of a 20% internal rate of return on its invested capital.

GreenShift further agreed to provide management services to the Joint Venture Company for the ongoing operation and maintenance of the transferred extraction facilities in exchange for certain management and brokerage fees, as well as earnings-based performance bonuses to be paid in the form of up to another $6,000,000 in reduction of GreenShift’s convertible debt due to YA Global.

The transfers reduced the balance of convertible debt due from GreenShift to YA Global from approximately $43 million to approximately $33 million. This amount can be reduced further down to approximately $25.3 million upon realization by GreenShift of the performance bonuses noted above. In addition, the maturity date for the remaining convertible debt due from GreenShift to YA Global has been extended from March 31, 2011 to December 31, 2012.

GreenShift’s interest in its existing corn oil extraction facilities located in Oshkosh, Wisconsin, Medina, New York, Marion, Indiana, and Lakota, Iowa (the “UWCL Facilities”) were transferred at the closing effective July 30, 2010 to YA Corn Oil in partial satisfaction of outstanding convertible debt due from GreenShift to YA Global. GreenShift also agreed that it will transfer to YA Corn Oil its interest in its extraction facility located in Riga, Michigan (the “Riga Facility”), upon satisfaction of other conditions specific to the Riga Facility, in exchange for satisfaction of additional convertible debt due from GreenShift to YA Global. The following is a summary of the transactions:

Transfer Price

GreenShift transferred its interests in the UWCL Facilities to YA Corn Oil in satisfaction of $10,000,000 in convertible debt due from GreenShift to YA Global, and will, if certain additional closing conditions are satisfied, transfer its interest in the Riga Facility to YA Corn Oil in satisfaction of an additional $1,700,000 in convertible debt due from GreenShift to YA Global.

UWCL Performance Bonuses

An additional $2,500,000 in convertible debt due from GreenShift to YA Global shall be satisfied upon the realization by the UWCL Facilities of $3,000,000 in annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”); and an another $2,500,000 in convertible debt due from GreenShift to YA Global shall be satisfied upon the realization by the UWCL Facilities of $3,600,000 in annualized EBITDA.

Riga Performance Bonuses

In the event that YA Corn Oil purchases the Riga Facility, an additional $500,000 in convertible debt due from GreenShift to YA Global shall be satisfied upon the realization by the Riga Facility of $545,000 in EBITDA; and an another $500,000 in convertible debt due from GreenShift to YA Global shall be satisfied upon the realization by the Riga Facility of $670,000 in annualized EBITDA.

Equity Participation

GreenShift shall receive a 20% equity stake in YA Corn Oil and the right to receive 20% of YA Corn Oil’s distributable cash upon the realization by YA Corn Oil of a 20% internal rate of return on its invested capital.

Performance Guaranty

GreenShift has guaranteed the performance of the extraction facilities acquired by YA Corn Oil until the second anniversary of acquisition, and YA Corn Oil may terminate the management agreement (and GreenShift’s ongoing right to receive fees and bonuses) in the event of failure to perform or other material default by GreenShift.

Conditions Subsequent

GreenShift is required to deliver to YA Corn Oil certain confirmation letters with each of the ethanol facilities at which the UWCL Facilities are co-located during August 2010, and is subject to assessment of liquidated damages in the event one or more such confirmation letters are not provided prior to August 30, 2010.

YA GLOBAL DEBENTURE

As of June 30, 2010, the balance outstanding on the Company’s convertible debt due to YA Global was $41,409,506. This amount was reduced effective July 30, 2010 in connection with the completion of the YA Corn Oil Transaction, and the Company, on July 30, 2010, issued YA Global an amended and restated convertible debenture in the amount of $33,308,023 (the “A&R Debenture”). The A&R Debenture matures on December 31, 2012 and bears interest at the rate of 6% per annum. YA Global shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) ninety percent (90%) of the lowest daily volume weighted average price of the Company’s common stock during the twenty (20) consecutive trading days immediately preceding the conversion date. YA Global will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the Company’s outstanding common shares.

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

During the six months ending June 30, 2010, YA Global converted $593,409 of the A&R Debenture into 287,742,237 common shares, and Viridis Capital, LLC (the Company’s majority shareholder) paid $153,375 towards the Company’s balance with YA Global pursuant to the terms of the December 2009 Forbearance Agreement by and between Viridis, the Company and YA Global. In addition, proceeds of $145,000 from the sale of the assets of the Company’s discontinued GS Design subsidiary (see Note 6, Discontinued Operations, above) were paid to YA Global as a reduction of the A&R Debenture during the first quarter of 2010. The Company accounted for the A&R Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the fair value of the A&R Debenture at December 31, 2009 to be $3,912,088 which represented the face value of the debenture plus the present value of the conversion feature. During the six months ended June 30, 2010, the Company recognized a reduction in conversion liability relating to the A&R Debenture at a present value of $86,960 for the conversions during the quarter and recorded an expense of $318,353 for the accretion of the present value of the conversion liability for the period. The carrying value of the A&R Debenture was $45,552,986 at June 30, 2010, including principal of $41,409,506 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $4,000,255 at June 30, 2010 to its estimated settlement value of $4,634,244 at December 31, 2010. Interest expense of $844,971 for these obligations was accrued for the six months ended June 30, 2010.

RELATED PARTY OBLIGATIONS

As of December 31, 2009, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate amount of $4,248,414 (the “MIF Debenture”). The convertible debt issued to MIF bears interest at a rate of 20% and matures on December 31, 2010. MIF is entitled to convert the accrued interest and principal of the MIF convertible debenture into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 per share or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. During the six months ended June 30, 2010, MIF converted $1,105,765 of the principal balance due to MIF into 523,642,929 shares of Company common stock. The Company accounted for the MIF Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MIF Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the MIF Debenture at December 31, 2009 to be $4,694,195 which represented the face value of the debenture of $4,248,414 plus the present value of the conversion feature. During the six months ended June 30, 2010, the Company recognized additional conversion liabilities at present value of $75,198 for additional funding received, recognized a reduction in the conversion liability at present value of $86,419 for the conversions and recorded an expense of $22,032 for the accretion to fair value of the conversion liability for the three months. The carrying value of the MIF Debenture was $4,720,609 at June 30, 2010, and included principal of $4,264,017 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $500,628 at June 30, 2010 to its estimated settlement value of $531,085 at December 31, 2010. Interest expense of $430,306 for these obligations was accrued for the six months ended June 30, 2010.

On December 31, 2009, the Company entered into a convertible debenture with Viridis Capital, LLC (the “Viridis Debenture”). The debenture bears interest at a rate of 20% and matures on December 31, 2010. Viridis is entitled to convert the debenture into common stock of the company at a conversion price equal to the lesser of (a) $1.25 per share or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. The Company determined the value of the Viridis Debenture at December 31, 2009 to be $312,652 which represented the face value of the debenture of $282,938 plus the present value of the conversion feature. The increase in the debenture during the six months ended June 30, 210 was due to Viridis’ payments to YA Global under the Forbearance Agreement, totaling $153,375, which amount was applied to reduce the Company’s balance with YA Global under the A&R Debenture. The Company recognized additional conversion liabilities at present value of $8,061 for additions during the period, and recorded an expense of $1,874 for the accretion to fair value of the conversion liability for the six months ended June 30, 2010. The carrying value of the Viridis Debenture was $475,962 at June 30, 2010, including principal of $436,313 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $155,023 at June 30, 2010 to its estimated settlement value of $167,690 at December 31, 2010. Interest expense of $11,304 for these obligations was accrued for the six months ended June 30, 2010.

OTHER CONVERTIBLE SECURITIES

On June 9, 2009, JMJ Financial Corporation (“JMJ”) issued the Company a 14.4% secured promissory note in the amount of $500,000 (the “JMJ Note”) in return for $600,000 in 12% convertible debt (the “JMJ Debenture”) issued by the Company. The principal balance due under the JMJ Note was $500,000 as of June 30, 2010 and accrued interest receivable under the JMJ Note was $76,142. The principal and accrued interest for the JMJ Note and JMJ Debenture has been presented as of June 30, 2010, at their face value, without offset. The JMJ Debenture is convertible into Company common stock at a rate equal to 70% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the JMJ Debenture dated June 9, 2009 in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMJ Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the $600,000 JMJ Debenture at December 31, 2009 to be $549,466 which represented the face value of the debenture and accrued interest plus the present value of the conversion feature. During the six months ending June 30, 2010, JMJ converted $60,361 on this debenture into 39,240,480 common shares. During the six months ended June 30, 2010, the Company recognized a reduction in conversion liability at present value of $18,164 for the conversions. For the six months ended June 30, 2010, an expense of $44,441 has been recorded to recognize the present value of the conversion features for additional accrued interest and for the accretion to fair value of the conversion liability. The carrying value of the $600,000 JMJ Debenture was $762,415 at June 30, 2010, which represented the face value of the debenture and accrued interest plus the present value of the conversion feature. The liability for the conversion feature shall increase from its carrying value of $203,001 at June 30, 2010 to its estimated settlement amount of $238,767 at June 11, 2012. For the six months ended June 30, 2010, interest expense of $29,178 for these obligations was incurred.

During the year ended December 31, 2009, Mammoth Corporation purchased $400,000 in convertible debt from MIF (the “Mammoth Debenture”), the remaining principal balance of which was $209,914 at December 31, 2009. Mammoth is entitled to convert the accrued interest and principal of the Mammoth Debenture into common stock of the Company at a conversion price equal to 50% of the average closing market price for the five trading days preceding conversion. During the six months ended June 30, 2010, Mammoth converted $136,025 on this debenture into 103,500,000 common shares. The Company accounted for the Mammoth Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Mammoth Debenture could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the Mammoth Debenture at December 31, 2009 to be $264,972 which represented the face value of the debenture of $73,889 plus the present value of the conversion feature. During the six months ended June 30, 2010, the Company recognized a reduction in conversion liability at present value of $49,275 for the conversions and recorded an expense of $16,110 for the accretion to fair value of the conversion liability for the period. The carrying value of the Mammoth Debenture was $95,782 at June 30, 2010, including principal of $73,889 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $28,783 at June 30, 2010 to its estimated settlement value of $48,809 at December 31, 2010. Interest expense of $11,768 for these obligations was accrued for the six months ended June 30, 2010.

During the six months ended June 30, 2010, CA Ventures (“CAV”) purchased $329,500 in convertible debt from MIF (the “CAV Debenture”). CAV is entitled to convert the accrued interest and principal of the Mammoth Debenture into common stock of the Company at a conversion price equal to 90% of the average closing market price for the five trading days preceding conversion. During the six months ended June 30, 2010, CAV converted the entire balance of $329,500 on this debenture into 304,928,571 common shares. The Company accounted for the CAV Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the CAV Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the CAV at April 15, 2010 to be $366,111 which represented the face value of the debenture of $329,500 plus the present value of the conversion feature. During the six months ended June 30, 2010, the Company recognized a reduction in conversion liability at present value of $33,405 for the conversions and recorded an expense of $1,671 for the accretion to fair value of the conversion liability for the period. Interest expense of $2,280 for these obligations was accrued for the six months ended June 30, 2010. The CAV Debenture was paid in full during the three months ended June 30, 2010

On September 4, 2008, the Company’s subsidiary, GS CleanTech Corporation, entered into a series of convertible notes totaling $1,734,579 (the “BIG Bridge Loan”), which notes bear interest at a rate 20% per annum and mature on December 31, 2010. The notes are convertible into shares of GS CleanTech subsidiary preferred stock (par $0.001) at the closing by GS CleanTech of a planned Preferred Stock Financing at a 15% discount to the final terms of any such Preferred Stock Financing. For the six months ending June 30, 2010, interest expense of $151,096 for these obligations was incurred. The balance of the BIG Bridge Loan was $1,734,579 as of June 30, 2010. $1,259,279 of the principal balance of the BIG Bridge Loan was loaned to Biofuels Industries Group, LLC (“BIG”) during 2008, prior to the May 2009 rescission of the transaction by which the Company had previously acquired BIG (see Note 6, Discontinued Operations, above), which amount is part of the total of $4,731,238 due from BIG to GS CleanTech and other Company subsidiaries.

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

NOTES PAYABLE

On November 17, 2008, GS CleanTech Corporation entered into a bridge loan with GS EnviroServices, Inc., in the amount of $100,000. The loan accrues interest at the rate of 15% per annum. This loan was canceled and forgiven by GS EnviroServices effective April 1, 2010. GS EnviroServices is majority owned by the Company’s majority shareholder, Viridis Capital, LLC.

OBLIGATIONS OF DISCONTINUED OPERATIONS

On October 30, 2006, NextGen Acquisition, Inc., a subsidiary of GS AgriFuels formed to facilitate the acquisition of NextGen Fuel Inc., sold to Stillwater Asset-Based Fund, L.P., a Term Note in the principal amount of $6 million. For the six months ended June 30, 2010, interest expense of $103,594 for this obligation was incurred. The principal balance of this note at June 30, 2010 was $2,071,886. The Company is a guarantor of the amount due to Stillwater, which guaranty is subordinate in all respects to the senior position of the Senior Lender. This loan is currently in default, however, Stillwater is party to an inter-creditor agreement with the Senior Lender which provides that no payments can be made by the Company against the balance due to Stillwater until the Senior Lender has been fully paid. Opportunities are currently being evaluated to liquidate NextGen Acquisition under conditions that would eliminate the Company’s obligation to Stillwater.

On October 30, 2006, NextGen Acquisition, Inc., a wholly-owned subsidiary of GS AgriFuels purchased 100% of the outstanding capital stock of NextGen Fuel, Inc. The purchase price was $21,204,437, of which $17,000,000 was paid at closing leaving a holdback obligation to the selling shareholders totaling $4,204,437. $3,204,437 of the holdback would be due when NextGen Fuel realized revenue of $7,500,000 subsequent to the acquisition subject to certain working capital adjustments and provided that there are no claims for indemnification or otherwise against the selling shareholders. The remaining $1,000,000 holdback, with interest at 6% per annum, is due to a former sales consultant to NextGen and a selling shareholder subject to the payment by customers for biodiesel production systems totaling forty million gallons per year of production capacity, subject to certain working capital adjustments, and provided that there are no claims for indemnification. To the extent due, and prior to accounting for any claims for indemnification, the balance of the estimated holdback at June 30, 2010 was $3,979,437.

On March 26, 2007, GS AgriFuels purchased the remaining 85% of the outstanding capital stock of Sustainable Systems, Inc. (GS AgriFuels had previously purchased 15% of the capital stock of Sustainable). The purchase price was approximately $12.6 million of which $100,000 was payable at closing, approximately $1.9 million was payable in the form of a note, and the balance was payable in the form of debentures totaling $9,004,018. The relevant acquisition agreements with the selling shareholders (“Selling Shareholders”) are in default due to the disclosure by the selling shareholders that Sustainable owned its Culbertson, Montana-based oilseed crushing facility (“Culbertson”) when in fact Sustainable merely held the right to purchase the Montana facility at the time of the acquisition by GS AgriFuels; the failure to disclose by the Selling Shareholders that Sustainable’s right to purchase the Montana facility, as well as any investment made in the Montana facility, was subject to forfeiture within months of entering into the acquisition agreements with GS AgriFuels; and, the provision by the Selling Shareholders of materially false financial statements. This matter and the extent of the relevant parties’ obligations under the relevant acquisition agreements and otherwise have been the subject of a litigation initiated by GS AgriFuels against the selling shareholders. Three of the selling shareholders, corresponding to about 60% of the Selling Shareholders’ prior ownership interest in Culbertson, have entered into settlement agreements pursuant to which GS AgriFuels has been released from the pro-rated amounts due under the relevant acquisition agreements previously attributable to these shareholders. As a result, the amounts due to the Selling Shareholders under the convertible debentures have been reduced by $4,104,033 and the note payable has been reduced by $1,097,658 by the reduction in amounts due to the settling shareholders resulting in an aggregate $5,507,616 gain from the forgiveness of debt recognized in prior years. While contested, for the six months June 30, 2010, GS AgriFuels incurred and accrued interest expense of $94,277 for the remaining obligations.

The operations of GS AgriFuels and each of its subsidiaries, including NextGen Acquisition, Inc., have been discontinued. Accordingly, the financial results of these subsidiaries are presented as discontinued operations during the six months ended June 30, 2010 and 2009.

NOTE 10	ASSET RETIREMENT OBLIGATION

Pursuant ASC 410-20, Asset Retirement Obligations, the Company has recognized the fair value of the asset retirement obligation for the removal of its corn oil extraction facilities. The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value as of June 30, 2010, and the capitalized cost approximated $638,000. The Company has recognized approximately $23,000 due to accretion from the acquisition dates. The Company has determined a range of abandonment dates between December 2018 and December 2019 and a total salvage value of $250,000 per system. The following represents the amount of the retirement obligation at the beginning and the six months ending June 30, 2010:

Beginning balance at January 1, 2009	$247,462
Liabilities incurred during the period	--
Increase in estimated costs	403,013
Liabilities settled during the period
Accretion of interest	985
Ending balance at December 31, 2009	651,459
Liabilities incurred during the period	--
Increase in estimated costs	--
Liabilities settled during the period
Accretion of interest	19,690
Ending balance at June 30, 2010	$671,149

NOTE 11	COMMITMENTS AND CONTINGENCIES

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

During May 2010, GS CleanTech commenced the following additional actions: GS CleanTech Corporation v. Lincolnland Agri-Energy, LLC, in the United States District Court, Northern District of Illinois; GS CleanTech Corporation v. Adkins Energy, LLC, in the United States District Court, Northern District of Illinois; GS CleanTech Corporation v. Al-Corn Clean Fuel, LLC; Chippewa Valley Ethanol Company, LLLP; Heartland Corn Products, LLC and Bushmills Ethanol, Inc., in the United States District Court, District of Minnesota; GS CleanTech Corporation v. United Wisconsin Grain Producers, LLC, in the United States District Court, Western District of Wisconsin; GS CleanTech Corporation v. Iroquois BioEnergy Company, LLC, in the United States District Court, Northern District of Indiana; GS CleanTech Corporation v. Blue Flint Ethanol, LLC, in the United States District Court, District of North Dakota; and, GS CleanTech Corporation v. Amaizing Energy Atlantic, LLC; Amaizing Energy Cooperative; Amaizing Energy Denison, LLC; Amaizing Holding Company, LLC; and Lincolnway Energy, LLC, in the United States District Court, Northern District of Iowa. These matters were only recently commenced and Management is unable to characterize or evaluate the probability of any outcome at this time.

On May 6, GreenShift submitted a "Motion to Transfer Pursuant to 28 U.S.C. § 1407 for Consolidated Pretrial Proceedings" to the United States Judicial Panel on Multidistrict Litigation (the "Panel") located in Washington, D.C. In this motion, GreenShift moved the Panel to transfer and consolidate all pending suits involving infringement of GreenShift’s patents to one federal court for orderly and efficient review of all pre-trial matters. On August 6, 2010, the Panel ordered the consolidation and transfer of all pending suits in the U.S. District Court, Southern District of Indiana for pretrial proceedings.

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

OTHER MATTERS

On December 11, 2008, GreenShift Corporation entered into a Membership Interest Purchase and Equity Capital Contribution Agreement (the “ECAA Agreement”). The parties to the agreement included GS COES (Adrian I), LLC, a newly formed GreenShift subsidiary, BIG, GS (NextDiesel I), LLC, a newly formed GreenShift subsidiary and CleanBioenergy Partners, LLC (“CleanBioenergy”), a newly formed joint venture company owned by a subsidiary of GE Energy Financial Services (“GE EFS”), a unit of General Electric Company and a subsidiary of YA Global Investments, L.P. Under the terms of the ECCA Agreement, CleanBioenergy agreed to invest up to $38 million in GS NextDiesel to help deploy twelve corn oil extraction facilities and to double the capacity of GreenShift’s 10 million gallon per year Adrian, Michigan-based NextDiesel biodiesel refinery to 20 million gallons per year. The ECCA Agreement was terminated in the first quarter of 2009. The NextDiesel biodiesel refinery is owned by Biofuel Industries Group, LLC (“BIG”). BIG’s agreements with its senior creditor, Citizens Bank, require Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its prior financing agreements with CleanBioenergy. This financing failed to close as expected in March 2009 despite the Company’s compliance with the relevant agreements, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG’s loan agreements with Citizens Bank. The original acquisition transaction was rescinded during the second quarter of 2009. The financial results of BIG were presented as discontinued operations as of and for the quarter ended June 30, 2009 (see Note 6, Discontinued Operations) and are not included in the Company’s results of operations for the quarter ended September 30, 2009. The Company wrote-off $7,281,993 in goodwill previously booked in connection with the acquisition of BIG during the six months ended June 30, 2009. The Company’s divestiture of BIG resulted in the disposal of $13,048,551 and $27,506,834 in assets and liabilities, respectively.

The Company’s subsidiary is party to an action entitled Nosan et. al. v. GS COES (Yorkville I), LLC et. al., in which the plaintiffs have asserted allegations in relation to certain financing provided by the plaintiffs, primarily in connection with the operation and completion of construction of the Adrian, Michigan biodiesel refinery owned by BIG. The plaintiffs are party to agreements in connection with this financing that recite plaintiffs’ agreements not to commence any action until certain debt due from the Company to YA Global Investments, L.P., has been fully paid. Management is unable to characterize or evaluate the probability of any outcome at this time.

The Company’s subsidiary is party to the matter captioned Dynaelectric of Michigan II, Inc., v. Biofuels Industries Group, LLC, et. al., pursuant to which the plaintiff seeks to enforce certain lien rights against BIG. The Company’s subsidiary has filed a cross-claim against BIG with respect to amounts due from BIG. Management is unable to characterize or evaluate the probability of any outcome at this time.

The Company’s discontinued subsidiary, NextGen Acquisition, Inc., is in default of its agreements with Stillwater Asset Backed Fund, LP. This obligation is guaranteed by the Company, however, Stillwater is party to an intercreditor agreement with the Senior Lender which provides that no payments can be made by the Company against the balance due to Stillwater until the Senior Lender has been fully paid. The Company and its subsidiaries are party to numerous collections matters pertaining to outstanding accounts payable due to vendors. The Company is also involved in various collection matters for which vendors are seeking payment for services rendered and goods provided.

Under the Company’s insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. There is a $2,500 deductible per occurrence for environmental impairments. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

NOTE 12	GUARANTY AGREEMENT

Both Viridis Capital, LLC (“Viridis”), the majority shareholder of the Company, and its sole member, Kevin Kreisler, the Company’s chairman, have guaranteed nearly all of the Company’s senior debt (in the outstanding amount of $41,409,506), and Viridis has pledged all of its assets, including its shares of Company Series D Preferred Stock, to YA Global Investments, LP (“YA Global”), to secure the repayment by the Company of its obligations to YA Global.

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

The nature and composition of the Company’s operations has changed as compared to 2009 and prior years. Commencing January 1, 2010, and for the six months ended June 30, 2010, the Company’s operations were conducted in the following two reportable business segments: (a) Licensing and (b) Products & Services. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are aggregated and classified herein as Corporate. Summarized financial information about each segment is provided below:

Six months Ended 6/30/10	Corporate	Products & Services	Licensing	Total
Total revenue	$--	$--	$3,300,818	$3,300,818
Cost of revenue	--	--	2,223,707	2,223,707
Gross profit	--	--	1,077,111	1,077,111
Operating expenses	697,809	1,478,264	1,335,486	3,511,560
Income (loss) from operations	(697,809)	(1,478,264)	(1,217,702)	(2,434,449)
Other income (expense)	(2,474,334)	(30,505)	(3,726)	(2,508,565)
Income (loss) before taxes	(3,172,143)	(1,508,769)	(262,101)	(4,943,014)
Non- controlling interest	--	--	--	--
Taxes	(20)	--	--	(20)
Gain on sale of discontinued operations	--	--	--	--
Net loss from discontinued operations	$--	$(149,328)	$--	$(149,328)
Net loss	$(3,172,163)	$(1,658,097)	$(262,101)	$(5,092,362)

Six months Ended 6/30/09
Total revenue	$--	$261,947	$1,465,586	$1,727,533
Cost of revenue	--	271,094	870,213	1,141,307
Gross profit	--	(9,147)	595,373	586,226
Operating expenses	587,076	4,807,529	7,803,754	13,198,359
Income (loss) from operations	(587,076)	(4,816,676)	(7,208,381)	(12,612,133)
Other income (expense)	(1,289,388)	(140,474)	(1,255,046)	(2,684,908)
Income (loss) before taxes	(1,876,464)	(4,957,150)	(8,463,427)	(15,287,042)
Non-controlling interest	--	--	--	--
Taxes	--	(51)	--	(51)
Gain on sale of discontinued operations	--	--	14,452,069	14,452,069
Net loss from discontinued operations	$--	$(1,167,356)	$(2,019,020)	$(3,186,376)
Net income (loss)	$(1,876,464)	$(6,124,557)	$3,969,622	$(4,031,400)

Three months Ended 6/30/10	Corporate	Products & Services	Licensing	Total
Total revenue	$--	$--	$2,029,318	$2,029,318
Cost of revenue	--	--	1,439,313	1,439,313
Gross profit	--	--	590,005	590,005
Operating expenses	368,995	765,603	343,338	1,477,936
Income (loss) from operations	(368,995)	(765,603)	246,667	(887,932)
Other income (expense)	(1,015,584)	46,527	--	(1,119,531)
Income (loss) before taxes	(1,384,579)	(719,077)	246,667	(2,007,462)
Non- controlling interest	--	--	--	--
Taxes	--	--	--	--
Gain on sale of discontinued operations	--	--	--	--
Net loss from discontinued operations	$--	$(302,539)	$--	$(152,066)
Net loss	$(1,384,579)	$(1,021,616)	$246,667	$(2,159,529)

Three months Ended 6/30/09
Total revenue	$--	$261,947	$841,252	$1,103,199
Cost of revenue	--	269,044	363,451	632,495
Gross profit	--	(7,097)	477,801	470,704
Operating expenses	351,424	4,801,695	45,002	5,198,121
Income (loss) from operations	(351,424)	(4,808,792)	432,799	(4,727,417)
Other income (expense)	(569,926)	613,571	(562,350)	(518,705)
Income (loss) before taxes	(921,350)	(4,195,221)	(129,551)	(5,246,122)
Non-controlling interest	--	--	--	--
Taxes	--	(51)	--	(51)
Gain on sale of discontinued operations	--	--	14,452,069	14,452,069
Net loss from discontinued operations	$--	$(853,316)	$--	$(853,316)
Net income (loss)	$(921,350)	$(5,048,588)	$14,322,518	$(8,352,580)

NOTE 14	RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC (“MIF”) and Viridis Capital, LLC (“Viridis”) are party to certain convertible debentures issued by the Company (see Note 9, Debt and Purchase Obligations). The managing member of MIF is a relative of the Company’s chairman. The sole member of Viridis is Kevin Kreisler, the Company’s chairman.

Effective December 31, 2009, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (the “TAA”) with Cantrell Winsness Technologies, LLC, David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA, as amended, provides for the payment to the Sellers of a royalty fee of $0.10 per gallon for use of the Technology under circumstances involving no investment in equipment used in connection with the Technology, or 20% of net cash flows under circumstances involving any such investment. The amended TAA also calls for the issuance to the Sellers of a new class of redeemable Company preferred stock and the reduction of the royalty fees payable by the Company to $0.025 per gallon upon redemption of such preferred stock. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC. During 2009, the Company incurred license fees of $450,000, royalty fees of $147,832, and prepaid royalty fees of $300,000. The license fees were capitalized and included in the Company’s cost of sales. On July 1, 2009, the Company issued unsecured convertible debentures (collectively, the “TAA Debentures”) to each of David Cantrell (in the amount of $787,205), David Winsness (in the amount of $251,103), Greg Barlage (in the amount of $267,445) and John W. Davis (in the amount of $255,964) in consideration for the full payment amounts due and/or accrued pursuant to the TAA (as well as accrued salaries of $85,587 and unreimbursed expenses of $128,298). The TAA Debentures were acquired by MIF in September 2009 (see Note 9, Debt and Purchase Obligations).

NOTE 15	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the six months ended June 30, 2010 and 2009:

	2010	2009
Cash paid during the year for the following:
Interest	$3,276	$--
Income taxes	--	--
Total	$3,276	$--

Acquisition of Bollheimer & Associates with debt	--	320,000
Stock issued for compensation	7,500	304,017
Forgiveness of affiliate receivable charged against paid-in capital	327,011	--
Increase in affiliate receivables from transfer of affiliate accounts payable	231,715	--
Transfer of construction in progress into inventory	2,248,302	--
Direct payment of convertible debentures by affiliate, increasing affiliate debentures	153,375	--

NOTE 16	SUBSEQUENT EVENTS

Between July 1, 2010 and August 23, 2010, the Company issued a total of 70,707,071common shares upon conversion of debt. On July 19, 2010, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to the Company’s certificate of incorporation to give effect to a 1-for-10 reverse stock split.

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

Over 20% of the U.S. ethanol industry is using GreenShift’s patented and patent-pending extraction technologies today. In February 2010, the U.S. Environmental Protection Agency published its estimate that 70% of the U.S. ethanol industry will use corn oil extraction technology to produce 40% of America’s biodiesel feedstock by 2022. At this level of penetration, GreenShift’s commercially-available technologies can give way to the disruptive gains that GreenShift was founded to achieve by enabling the sustainable production of globally-meaningful quantities of carbon-neutral liquid fuels for distribution through existing supply chains; displacing more than 16 million barrels per year of crude oil; saving trillions of cubic feet per year of natural gas; eliminating tens of millions of metric tons per year of greenhouse gas emissions; and infusing up to a billion dollars per year of cash flow into the corn ethanol industry - the foundation of North America’s renewable fuel production capability.

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

Key Highlights

The following summarizes important recent developments:

Licensing
Sales from licensing activities involving the use of our patented and patent-pending corn oil extraction processes were $3,300,818 for the six months ended June 30, 2010 and $1,465,586 six months ended June 30, 2009.

Debt Repayment
We have reduced total debt by 24% to date during 2010 through issuance of common stock ($1,073,141) and through a transaction involving the transfer of GreenShift-owned corn oil extraction facilities to a joint venture company with GreenShift’s lender in exchange for an additional $10,000,000 in debt reduction.

Working Capital
We received $1,608,136 in cash proceeds from financing activities during the six months ended June 30, 2010 and another $3,821,670 during the year ended December 31, 2009; these funds were used for general working capital purposes.

Patent Protection
We have initiated legal action to defend against infringing use of our patented technologies. We estimate that as many as 40 ethanol producers are infringing on our patented technologies today.  We recently initiated suit against 16 of producers and we executed a settlement and license agreement with one of these producers during the third quarter 2010.

Proven Win-Win Alternative
We have demonstrated that infringement is counter-productive, and that ethanol producers can make more money by working with us to take advantage of our process knowledge and expertise to maximize the benefits and minimize the costs of using our patented technologies.

New Agreements
We recently entered into license agreements with ethanol producers corresponding to about 840,000,000 gallons of ethanol production, which brings our total licensed production to 1,010,000,000 gallons of annual ethanol production, or about 8% of the U.S. ethanol industry. These agreements provide for royalties payable to GreenShift based on the use by each ethanol producer of our patented and patent-pending corn oil extraction technologies.

Plan of Operations

Our strategy for 2010 involves execution of our plan to build shareholder value by achieving the following fundamental goals:

New Licenses	Execute new license agreements during 2010 with ethanol producers corresponding to an aggregate capacity of at least 1 billion gallons per year of ethanol.

Profitability	Increase sales to produce sufficient cash flows from operations to cover our break-even costs and to achieve profitability by the end of 2010.

Debt Reduction	Continue the 30% debt reduction we realized during 2009 by reducing debt by an additional 30% during 2010.

Increased Sales

As of the date of this second quarter report, we have executed new license agreements for use of our patented and patent-pending corn oil extraction technologies that we expect will generate royalties in excess of our break-even costs and, possibly, at a level sufficient to realize profitability depending on the amount of oil produced by our licensees and the market value of that oil. We expect that we will start realizing these increased revenues upon the completion of assembly and installation of the equipment and components needed to apply our patented technologies at the relevant licensed ethanol plants. In addition, we are currently in discussions with a number of producers with respect to new settlement and license agreements and we expect to achieve our previously stated goal of executing new license agreements this year with ethanol producers corresponding to an aggregate capacity of at least 1 billion gallons per year of ethanol.

Reduction of Debt and Interest Expense

We executed agreements in June 2010 for a transaction that closed during the third quarter 2010 involving the transfer of four partially completed GreenShift-owned corn oil extraction facilities to a joint venture with YA Global Investments, L.P. (“YA Global”). While these facilities previously comprised the substantial majority of our remaining physical assets, the transfer of these facilities to our joint venture with YA Global allows us to repay a significant amount of our existing debt in a way that stabilizes our balance sheet and preserves the value of our shareholders’ equity. Importantly, we reduced debt by $10,000,000 under this transaction and we have the ability to reduce debt by another $7,700,000 by meeting moving forward goals tied to the joint venture’s performance. We are also currently evaluating opportunities for additional debt reduction. We believe that we will meet and exceed our previously stated goal of continuing the 30% debt reduction we realized during 2009 by reducing debt by an additional 30% during 2010. Notably, we have reduced our debt by a total of $11,073,141, or by 24%, during 2010 as of the date of this report, an amount which also reduces our annual interest expense by about $690,000.

Patent Infringement

We incurred additional general and administrative expenses during the six months ended June 30, 2010. We expect to incur significant ongoing expenses as we defend against ongoing infringement of our patented corn oil extraction technologies. We attempted to avoid this expense by educating industry stakeholders well before and after the October 2009 issuance of our patents with respect to the compelling benefits of our now-patented corn oil extraction technologies and our intellectual property rights. While we have no desire to litigate and hope to eventually eliminate this expense, many producers continue to infringe our patents. We consequently expect to continue to incur increased expenses in this regard for the foreseeable future that can be expected to adversely effect our ability to achieve profitability. That said, our primary goal and focus is to earn the business and partnership of all ethanol producers by demonstrating that they can make more money by working with us to maximize the benefits of our patented corn oil extraction technologies.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues

Total revenues for the six months ended June 30, 2010 were $3,300,818 representing an increase of $1,573,285, or about 91%, over the six months ended June 30, 2009 revenues of $1,727,533. Revenue for the six months ended June 30, 2010 included $3,300,818 in licensing sales. In the comparable period of last year, our revenues were comprised of $1,465,586 from licensing activities.

Future growth in revenue will primarily depend upon the execution of additional royalty-bearing licenses for our technology as well as price fluctuation in the markets for the corn oil since the royalty income we generate is tied to sales of corn oil extracted with our patented and patent-pending corn oil extraction technologies.

Gross Profit

Cost of revenues for the six months ended June 30, 2010 were $2,223,707, or about 67% of revenue compared to $1,141,307, or about 67% of revenue for the same period in 2009. Cost of revenues will fluctuate from period to period due primarily to the price of corn oil (which is indexed to prevailing market prices at the time of shipment). Since our revenue grew faster than cost of revenue in the six months ending June 30, 2010, our gross margin of 33% in that period compared favorably with gross margin of 34% in the six months ending June 30, 2009. As our revenue grows, we expect to achieve economies of scale as we execute new licenses for our patented extraction technologies. Gross margin in the future should improve if we are successful in this regard.

Loss from Operations

Operating expenses for the six months ended June 30, 2010 were $3,511,560, almost all of which was general and administrative expenses. The most significant operating expenses incurred during the six months ending June 30, 2010 were a one-time expense of $694,732 associated with certain construction in progress involving a licensed extraction facility, as well as general and administrative expenses relating to pending litigation. In the six months ending June 30, 2009, when we had limited litigation expenses, our general and administrative expenses were only $1,581,783. However, we incurred total operating expenses of $13,198,359 in that period because we expensed a goodwill impairment charge of $7,281,993 relating to the divestiture of the Company’s former biodiesel refinery as well as $4,315,204 in bad debt expense.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2010 and 2009 was $(2,508,565) and $(2,684,908), respectively.  Included in the six months ended June 30, 2010 was $1,859,341 of interest expense, consisting of $1,417,731 in accrued interest due to third parties, $441,610 in accrued interest due to related parties, and $783,786 in non-cash expenses associated with the conversion features embedded in the convertible debentures held by the Company during the six months ended June 30, 2010. The Company also realized expenses relating to the amortization of note discounts of $21,733 and $193,982, respectively, for the six months ended June 30, 2010 and 2009.

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 815, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance of the debt instrument and record a conversion liability for the calculated value, which is added to the carrying value of the debenture. We then recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note. The additional value for the conversion features of $783,786 for the six months ended June 30, 2010 has been recognized within “Other Income (Expense)” as changes in conversion liabilities in the accompanying financial statements, and includes an expense of $91,606 arising from the increased value of certain related party debt.

Net Income or Loss From Continuing Operations

Net loss for the six months ended June 30, 2010 was $4,943,034 as compared to a loss of $15,297,093 from the same period in 2009. The variance in net loss between the six months ending June 30, 2010 and the same period in 2009 was due to a $490,885 increase in gross profit; a $39,000 decrease in conversion liabilities; and, in the prior year, the loss included a bad debt expense of $4,315,204 and a goodwill impairment charge of $7,281,993 relating to the divestiture of the Company’s former BIG biodiesel refinery. Further, the loss from the six months ended June 30, 2010 included the following non-cash items: amortization of debt discount and deferred financing fees of about $21,700, loss on conversion liabilities of $783,700, depreciation expenses of about $530,000, and accrued interest of about $1,859,000.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues

Total revenues for the three months ended June 30, 2010 were $2,029,318 representing an increase of $926,119, or about 84%, over the three months ended June 30, 2009 revenues of $1,103,199. Revenue for the three months ended June 30, 2010 included $2,209,318 in licensing sales. In the comparable period of last year, our revenues were comprised of $841,252 from licensing activities.

Gross Profit

Cost of revenues for the three months ended June 30, 2010 were $1,439,313, or about 71% of revenue compared to $632,495, or about 58% of revenue for the same period in 2009. Cost of revenues will fluctuate from period to period due primarily to the price of corn oil (which is indexed to prevailing market prices at the time of shipment). Since our revenue grew faster than cost of revenue in the second quarter 2010, our gross margin of 29% in that quarter compared favorably with gross margin of 42% in the second quarter 2009. As our revenue grows, we expect to achieve economies of scale as we execute new licenses for our patented extraction technologies. Gross margin in the future should improve if we are successful in this regard.

Loss from Operations

Operating expenses for the three months ended June 30, 2010 were $1,477,936, all of which was general, administrative and selling expenses. The most significant operating expenses incurred during the six months ending June 30, 2010 were a one-time expense of $694,732 associated with certain construction in progress involving a licensed extraction facility, as well as general and administrative expenses relating to pending litigation. In the six months ending June 30, 2009, when we had limited litigation expenses, our general and administrative expenses were only $875,778. However, we incurred total operating expenses of $5,198,121 in that period because we incurred $4,315,204 in bad debt expense.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2010 and 2009 was $(1,119,531) and $(518,705), respectively.  Included in the three months ended June 30, 2010 was $904,063 of interest expense, consisting of $719,928 in accrued interest due to third parties and $184,135 in accrued interest due to related parties, and $345,675 in non-cash expenses associated with the conversion features embedded in the convertible debentures held by the Company during the three months ended June 30, 2010. The Company also realized expenses relating to the amortization of note discounts of $8,333 and $7,172, respectively, for the three months ended June 30, 2010 and 2009.

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 815, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance of the debt instrument and record a conversion liability for the calculated value, which is added to the carrying value of the debenture. We then recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note. The additional value for the conversion features of $345,675 for the three months ended June 30, 2010 has been recognized within other income (expense) as changes in conversion liabilities in the accompanying financial statements, and includes income of $143,493 arising from the decreased value of certain related party debt.

Net Income or Loss From Continuing Operations

Net loss for the three months ended June 30, 2010 was $2,007,462 as compared to a loss of $5,246,174 from the same period in 2009. The variance in net loss between the six months ending June 30, 2010 and the same period in 2009 was due to a $119,000 increase in gross profit; a $450,000 decrease in operating expenses (relating to discontinued operations); and, in the prior year, the loss included $4,315,204 in bad debt expense. Further, the loss from the six months ended June 30, 2010 included the following non-cash items: amortization of debt discount and deferred financing fees of about $8,333, loss on conversion liabilities of $345,675, depreciation expenses of about $530,288, and accrued interest of about $904,000.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity are, and will be, influenced by a variety of factors, including our ability to properly capitalize and generate cash flows from our operations, the level of our outstanding indebtedness and the interest we are obligated to pay on that indebtedness. Our primary sources of liquidity during the three months ended June 30, 2010, included commodity sales and the proceeds from issuance of debt and common stock.

During the six months ended June 30, 2010, net cash used in our operating activities was $1,104,080, as compared to the $334,586 used by our operating activities during the same period last year. The primary reason for the different results was that cash produced from licensing activities during 2010 was used to reduce certain liabilities. In addition, during the six months ended June 30, 2010 we obtained $1,608,163 in net proceeds from the sale of convertible debentures and used almost all of that for our operations. We also used $145,573 to expand our property and equipment during the first six months of 2010.  During the six months ended June 30, 2009 we obtained $1,180,579 in net proceeds from the sale of convertible debentures but used about $779,000 in construction activities. Any cash we generate from our operating activities in the future will be applied to our operations until we exceed our cash flow break even point and thereafter, albeit at a planned decreasing percentage of sales; and, until we have reduced our current liabilities to equal or less than our current assets, the amount of cash that we have available for use in operations beyond break even will also be determined by the amount of cash that we can obtain from our financing activities.

Access to Capital

We received proceeds from financing activities totaling $1,608,136 during the six months ended June 30, 2010. Viridis Capital, LLC ("Viridis"), Minority Interest Fund (II), LLC ("MIF"), Acutus Capital, LLC("Acutus"), and management personnel continue to provide us with the cash resources we require for our overhead needs, including all legal expenses incurred in the prosecution of infringing use of our patented technologies. Viridis is owned by our chairman, MIF is owned by a family member of our chairman, and Acutus is owned by our chairman's attorney and former professor. These investors collectively provided us with a total of $3,821,670 during the year ended December 31, 2009.  We used $145,573 to expand our property and equipment during the first six months of 2010.

In total, Viridis (along with our chairman personally and an entity held in trust for the benefit of our chairman's wife (the "Kreisler Trust")), MIF, Acutus and current management have provided GreenShift and its affiliated companies and subsidiaries with more than $14,432,307 in cash between January 1, 2005 and June 30, 2010. Viridis, the Kreisler Trust and our chairman collectively loaned $8,329,355 of this cash amount, about half of which was subsequently canceled, forgiven and contributed to shareholders' equity.

We plan to continue to rely on proceeds from financing activities completed with these and other investors while we execute on our plan to increase sales to generate sufficient cash flows from operating activities to cover all of our overhead needs on an ongoing basis. We have recently executed new license agreements that we expect will generate royalties in excess of our break-even costs and possibly at a level sufficient to realize profitability. We expect that we will start realizing these increased revenues upon the completion of assembly and installation of the equipment and components needed to apply our patented technologies at the relevant licensed ethanol plants in late 2010 or early 2011.

In the meantime, we intend to use our available capital resources as judiciously as possible. Thus, while we would prefer to have a sizeable cash reserve (we only had about $14,944 cash as of June 30, 2010), the most cost-effective use of our resources under current market circumstances is to receive a number of small investments on a quarterly or more frequent basis at levels that match our ongoing operating cash needs.

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

Repayment of Technology Development Debt

During 2009 and the first six months of 2010, we satisfied a total of $5,670,000 and $2,681,304 in convertible debt, respectively, by issuing Company common shares upon conversion by the debt holders. A key challenge and objective for us is to decrease and satisfy our existing convertible debt to YA Global in cost-effective ways by both avoiding the issuance of new convertible debt on expensive terms and by minimizing the issuance of common stock as much as possible. While the cash proceeds provided by our financing activities during 2009 and the first quarter 2010 mostly involved issuance of new convertible debt to Viridis, MIF, Acutus and management, the pricing and other terms of that debt were on average much more favorable to the Company than terms available from any other investors; and, Viridis and MIF have expressed a willingness to fully convert all debt into equity on advantageous terms for GreenShift after we have satisfied the substantial majority of the convertible debt due to YA Global.

Our ambition is to reduce and satisfy as much as possible of the remaining convertible debt that we currently owe to YA Global from sources not involving issuance of new common shares. We executed agreements in June 2010 for a transaction that closed during the third quarter 2010 involving the transfer of four partially completed GreenShift-owned corn oil extraction facilities to a joint venture with YA Global. The transfer of these facilities to our joint venture with YA Global allows us to repay a significant amount of our existing debt in a way that stabilizes our balance sheet and preserves the value of our shareholders’ equity. Importantly, we reduced debt by $10,000,000 under this transaction without issuing common shares, and we have the ability to reduce debt by another $7,700,000 without issuing stock by meeting moving forward goals tied to the joint venture’s performance. We are currently evaluating opportunities for additional debt reduction.

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

Working Capital Deficit

The Company had a working capital deficit of $35,424,126 at June 30, 2010. Included in the deficit was $5,943,326 attributable to convertible debentures, which, unless we are successful in refinancing the Company’s convertible debt, will be satisfied by issuance of common shares. Also included in the deficit was $17,517,755 in contingent and unsecured obligations due from various of the Company’s discontinued subsidiaries, which amounts are recorded in liabilities for discontinued operations pending disposal as of June 30, 2010. We expect most or all of those liabilities to be extinguished upon the liquidation of the relevant subsidiaries. Net of these liabilities, we still faced a working capital deficit of $11,963,045. Our ability to satisfy those obligations will depend on our success in obtaining financing, our success in developing revenue sources, and our success in negotiating with the creditors. Management’s plans include raising additional proceeds from debt and equity transactions to fund operations, and to increase revenue and cut expenses. There can be no assurances that the Company will be able to eliminate both its working capital deficit and its operating losses.

Expected Activity Moving Forward

We anticipate achieving positive cash flow from operations by late 2010 or early 2011 based on existing and recently executed license agreements involving our patented corn oil extraction technologies. We intend to fund our principal liquidity and capital resource requirements through new financing and operating activities.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2010.

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

During May 2010, GS CleanTech commenced the following additional actions: GS CleanTech Corporation v. Lincolnland Agri-Energy, LLC, in the United States District Court, Northern District of Illinois; GS CleanTech Corporation v. Adkins Energy, LLC, in the United States District Court, Northern District of Illinois; GS CleanTech Corporation v. Al-Corn Clean Fuel, LLC; Chippewa Valley Ethanol Company, LLLP; Heartland Corn Products, LLC and Bushmills Ethanol, Inc., in the United States District Court, District of Minnesota; GS CleanTech Corporation v. United Wisconsin Grain Producers, LLC, in the United States District Court, Western District of Wisconsin; GS CleanTech Corporation v. Iroquois BioEnergy Company, LLC, in the United States District Court, Northern District of Indiana; GS CleanTech Corporation v. Blue Flint Ethanol, LLC, in the United States District Court, District of North Dakota; and, GS CleanTech Corporation v. Amaizing Energy Atlantic, LLC; Amaizing Energy Cooperative; Amaizing Energy Denison, LLC; Amaizing Holding Company, LLC; and Lincolnway Energy, LLC, in the United States District Court, Northern District of Iowa. These matters were only recently commenced and Management is unable to characterize or evaluate the probability of any outcome at this time.

On May 6, GreenShift submitted a "Motion to Transfer Pursuant to 28 U.S.C. § 1407 for Consolidated Pretrial Proceedings" to the United States Judicial Panel on Multidistrict Litigation (the "Panel") located in Washington, D.C. In this motion, GreenShift moved the Panel to transfer and consolidate all pending suits involving infringement of GreenShift’s patents to one federal court for orderly and efficient review of all pre-trial matters. On August 6, 2010, the Panel ordered the consolidation and transfer of all pending suits in the U.S. District Court, Southern District of Indiana for pretrial proceedings.

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

OTHER MATTERS

On December 11, 2008, GreenShift Corporation entered into a Membership Interest Purchase and Equity Capital Contribution Agreement (the “ECAA Agreement”). The parties to the agreement included GS COES (Adrian I), LLC, a newly formed GreenShift subsidiary, BIG, GS (NextDiesel I), LLC, a newly formed GreenShift subsidiary and CleanBioenergy Partners, LLC (“CleanBioenergy”), a newly formed joint venture company owned by a subsidiary of GE Energy Financial Services (“GE EFS”), a unit of General Electric Company and a subsidiary of YA Global Investments, L.P. Under the terms of the ECCA Agreement, CleanBioenergy agreed to invest up to $38 million in GS NextDiesel to help deploy twelve corn oil extraction facilities and to double the capacity of GreenShift’s 10 million gallon per year Adrian, Michigan-based NextDiesel biodiesel refinery to 20 million gallons per year. The ECCA Agreement was terminated in the first quarter of 2009. The NextDiesel biodiesel refinery is owned by Biofuel Industries Group, LLC (“BIG”). BIG’s agreements with its senior creditor, Citizens Bank, require Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its prior financing agreements with CleanBioenergy. This financing failed to close as expected in March 2009 despite the Company’s compliance with the relevant agreements, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG’s loan agreements with Citizens Bank. The original acquisition transaction was rescinded during the second quarter of 2009. The financial results of BIG were presented as discontinued operations as of and for the quarter ended June 30, 2009 (see Note 6, Discontinued Operations) and are not included in the Company’s results of operations for the quarter ended September 30, 2009. The Company wrote-off $7,281,993 in goodwill previously booked in connection with the acquisition of BIG during the six months ended June 30, 2009.
The Company’s divestiture of BIG resulted in the disposal of $13,048,551 and $27,506,834 in assets and liabilities, respectively.

The Company’s subsidiary is party to an action entitled Nosan et. al. v. GS COES (Yorkville I), LLC et. al., in which the plaintiffs have asserted allegations in relation to certain financing provided by the plaintiffs, primarily in connection with the operation and completion of construction of the Adrian, Michigan biodiesel refinery owned by BIG. The plaintiffs are party to agreements in connection with this financing that recite plaintiffs’ agreements not to commence any action until certain debt due from the Company to YA Global Investments, L.P., has been fully paid. Management is unable to characterize or evaluate the probability of any outcome at this time.

The Company’s subsidiary is party to the matter captioned Dynaelectric of Michigan II, Inc., v. Biofuels Industries Group, LLC, et. al., pursuant to which the plaintiff seeks to enforce certain lien rights against BIG. The Company’s subsidiary has filed a cross-claim against BIG with respect to amounts due from BIG. Management is unable to characterize or evaluate the probability of any outcome at this time.

ITEM 1A	RISK FACTORS

There was no material change to the risk factors recited in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time during the three months ended June 30, 2010, the Company issued a total of 740,156,443 shares to the Company’s various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $951,050. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity’s own account.  There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	RESERVED

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of GreenShift’s Form 10Q for the quarter ended June 30, 2010:

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

GREENSHIFT CORPORATION

By:	/S/	KEVIN KREISLER KEVIN KREISLER Chief Executive Officer

Date:		August 23, 2010

By:	/S/	EDWARD R. CARROLL EDWARD R. CARROLL Chief Financial and Accounting Officer

Date:		August 23, 2010