Form 10-Q
period 2010-09-30
GREENSHIFT CORP
filed 2010-11-22
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

COMMISSION FILE NO.: 0-50469

GREENSHIFT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	59-3764931
(State of incorporation)	(IRS identification number)

One Penn Plaza, Suite 1612, New York, NY	10119
(Address of principal executive offices)	(Zip code)
(212) 994-5374
(Registrant's telephone number)

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

The number of outstanding shares of common stock as November 22, 2010 was 1,826,864,030.

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2010

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

- our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

- other risks referenced from time to time in our filings with the SEC and those factors listed in our Annual Report on Form 10-K/A for the year ended December 31, 2009 under Item 1A, Risk Factors.

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

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	9/30/2010	12/31/2009
ASSETS

Current assets:
Cash	$36,993	$39,415
Accounts receivable, net of doubtful accounts of $4,632,584	285,476	48,471
Inventories, net	1,315,315	547,056
Due from affiliates	95,052	387,835
Prepaid expenses and other assets	228,116	361,537
Total current assets	1,960,952	1,384,314
Other assets:
Property and equipment, net	9,047,281	9,833,390
Construction in progress	2,296,417	4,544,719
Intangible assets, net	543,718	626,477
Minority investments	2,501,324	2,501,324
Note receivable	500,000	500,000
Deposits	103,149	37,549
Assets to be disposed, net of current	14,839	38,853
Total other assets	15,006,728	18,082,312

TOTAL ASSETS	$16,967,680	$19,466,626

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$9,671,674	$8,927, 359
Accrued interest payable	2,875,243	603,148
Accrued interest payable – related party	823,057	481,766
Current portion of long term debt	1,848,302	1,925,802
Current portion of convertible debentures, net of discount	46,372,533	4,128,296
Convertible debenture - related party	5,170,059	5,006,848
Contingent amounts due to minority shareholders of consolidated subsidiaries	849,669	870,078
Liabilities of discontinued operations, current	18,037,300	17,556,128
Total current liabilities	85,647,837	39,499,425

Long term liabilities:
Long term debt, net of current	20,774	20,774
Asset retirement obligation	640,964	611,206
Liabilities to be disposed, non-current	--	52,477
Convertible debentures, net of current	42,765	43,141,800
Total long-term liabilities	704,503	43,826,257

Total liabilities	86,352,340	83,325,682

Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectively	2,481	2,481
Series D: 799,954 and 799,954 shares issued and outstanding, respectively	800	800
Series E: 0 and 20,000 shares issued, respectively, none outstanding	--	--
Common stock, $0.0001 par value, 20,000,000,000 authorized (2010) par $0.001;
500,000,000 authorized (2009); 2,402,232,719 and 477,362,226, shares
issued and outstanding, respectively	240,224	47,736
Additional paid-in capital	95,419,911	93,023,201
Accumulated deficit	(165,048,076)	(156,933,274)
Total stockholders’ equity (deficit)	(69,384,660)	(63,859,056)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,967,680	$19,466,626

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

	Three Months Ended		Nine Months Ended
	9/30/10	9/30/09	9/30/10	9/30/09

Revenue	$1,720,173	$883,262	$5,020,992	$2,610,795
Cost of revenues:
Loss on inventory valuation	1,315,315	--	1,315,315	--
Cost of goods sold	1,265,261	682,873	3,488,968	1,824,180
Gross profit	(860,403)	200,389	216,709	786,615

Operating expenses:
General and administrative expenses	1,032,416	944,354	4,542,208	2,526,138
Selling expenses	--	7,708	1,768	27,087
Bad debt expense	--	309,473	--	4,624,677
Gain (loss) on equipment disposal	--	2,638	--	2,638
Impairment of goodwill	--	--	--	7,281,993
Total operating expenses	1,032,416	1,264,173	4,543,976	14,462,532

Income (loss) from operations	(1,892,819)	(1,063,784)	(4,327,267)	(13,675,917)

Other income (expense):
Other income (expense)
Interest income	18,148	109,258	53,852	111,033
Amortization of debt discount & deferred financing	(8,333)	(203,926)	(30,066)	(397,908)
Miscellaneous income	1,500	102	122,091	50,101
Change in conversion liabilities	108,038	(126,919)	(584,142)	(823,303)
Change in conversion liabilities- affiliate	(49,103)	(325,252)	(140,709)	(451,807)
Interest expense - affiliate	(187,499)	(185,743)	(629,109)	(272,528)
Interest expense	(878,720)	(812,774)	(2,296,451)	(2,445,751)
Total other income (expense), net	(2,995,969	(1,545,254)	(3,504,534)	(4,230,162)

Loss before provision for income taxes	(2,888,788)	(2,609,038)	(7,831,801)	(17,906,079)

(Provision for)/benefit from income taxes	22,663	--	22,643	(51)
Loss from continuing operations	(2,866,125)	(2,609,038)	(7,809,158)	(17,906,130)

Discontinued operations:
Gain from disposal of discontinued operations	--	14	--	14,452,083
Income (loss) from discontinued operations	(156,316)	(855,125)	(305,644)	(4,041,486)
Total income (loss) from discontinued operations	(156,316)	(855,111)	(305,644)	10,410,597

Net income (loss)	$(3,022,441)	$(3,464,149)	$(8,114,802)	$(7,495,533)

Mandatorily Redeemable Preferred Equity	--	--	--	(270,000)
Net loss attributable to common shareholders	$(3,022,441)	$(3,464,149)	$(8,114,802)	$(7,765,533)

Weighted average common shares outstanding, basic and diluted	1,895,453,168	52,327,531	1,346,998,951	35,679,803

Earnings (loss) per share:
Loss from continuing operations	$(0.00)	$(0.05)	$(0.01)	$(0.50)
Income (loss) from discontinued operations	(0.00)	(0.02)	(0.00)	0.28
Net income (loss) per share – basic and diluted	$(0.00)	$(0.07)	$(0.01)	$(0.22)

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Nine Months Ended
	9/30/10	9/30/09
CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(8,114,802)	$(7,495,533)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	786,109	771,478
Amortization of intangibles	82,759	138,897
Amortization of debt discount and deferred financing costs	30,066	397,908
Change in net assets of disposal group	454,710	(5,617,549)
Change in conversion liabilities	724,851	1,275,109
Stock based compensation	7,500	--
Accretion of asset retirement obligation	29,758	1,036
Forgiveness of debt	(120,630)	--
Loss on impairment of goodwill	--	7,281,993
Loss on disposal of assets	--	2,638
Change in inventory valuation	1,315,315	--
Direct payment of operating expense by affiliates under debentures	1,354,170	2,009,930
Changes in operating assets and liabilities:
Accounts receivable	(237,005)	(23,551)
Restricted cash	--	324
Accrued interest receivable	(53,852)	(16,899)
Prepaid expenses	166,175	(352,418)
Deposits	(65,600)	(83,521)
Costs in excess of earnings	--	125,696
Accrued interest	2,292,725	3,164,639
Accrued interest – related party	629,109	225,563
Accounts payable and accrued expenses	690,683	(560,083)
Net cash provided by (used in) operating activities	(27,959)	1,245,657

CASH FLOW FROM INVESTING ACTIVITIES

Construction in progress	--	(761,010)
Additions to and acquisition of property, plant and equipment	--	(268,464)
Loans to an affiliate	(75,968)	(115,618)
Net cash used in investing activities	(75,968)	(1,145,092)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	25,000	39,000
Proceeds from convertible debentures – related party	79,005	90,123
Repayment of affiliate debt	(2,500)	(216,393)
Net cash provided by financing activities	101,505	(87,270)

Net increase (decrease) in cash	$(2,422)	$13,295
Cash at beginning of period	39,415	--
Cash at end of period	$36,993	$13,295

The notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION
The consolidated interim financial statements included herein have been prepared by GreenShift Corporation (“we,” “our,” “us,” “GreenShift,” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments which, except as described elsewhere herein, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

NOTE 2	NATURE OF OPERATIONS
GreenShift develops and commercializes clean technologies designed to integrate into and leverage established production and distribution infrastructure to address the financial and environmental needs of our clients by decreasing raw material needs, facilitating co-product reuse, and reducing waste and emissions.

The nature and composition of the Company’s operations has changed as compared to 2009 and prior years. Commencing January 1, 2010, and for the nine months ended September 30, 2010, the Company’s operations were conducted in the following two reportable business segments: (a) Licensing and (b) Products & Services. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are aggregated and classified herein as Corporate.

NOTE 3	GOING CONCERN
The Company had a working capital deficit of $83,686,885 at September 30, 2010. Included in the deficit was $51,542,592 attributable to convertible debentures, which, unless we are successful in refinancing the Company’s convertible debt, will be satisfied by issuance of common shares. Also included in the deficit was $18,037,300 in contingent and unsecured obligations due from several of the Company’s discontinued subsidiaries, which amounts are recorded in liabilities for discontinued operations pending disposal as of September 30, 2010. We expect most or all of those liabilities to be extinguished upon the liquidation of the relevant subsidiaries. Net of these liabilities, we would still face a working capital deficit of $14,106,993. Our ability to satisfy those obligations will depend on our success in obtaining financing, our success in developing revenue sources, and our success in negotiating with the creditors. Management’s plans include raising additional proceeds from debt and equity transactions to fund operations, and to increase revenue and cut expenses. There can be no assurances that the Company will be able to eliminate both its working capital deficit and its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

	Fair Value
As of September 30, 2010	Level 1	Level 2	Level 3	Total
Embedded conversion liabilities	$--	$--	$5,035,674	$5,035,674

The following table reconciles, for the nine month period ended September 30, 2010, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded Conversion Liability at December 31, 2009				$4,629,312
Present Value of beneficial conversion features of new debentures				167,715
Reductions in fair value due to principal conversions				(319,184)
Accretion adjustments to fair value - beneficial conversion features				557,831
Balance at September 30, 2010				$5,035,674

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

FINANCIAL INSTRUMENTS

The carrying values of accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values due to their short term maturities. The carrying values of the Company's long-term debt approximate their fair values based upon a comparison of the interest rate and terms of such debt to the rates and terms of debt currently available to the Company. It was not practical to estimate the fair value of the convertible debt. In order to do so, it would be necessary to obtain an independent valuation of these unique instruments. The cost of that valuation would not be justified in light of the materiality of the instruments to the Company.

ROYALTY FEES

In June 2010, the Company entered into an amended and restated technology acquisition agreement (the “TAA”) which amended the terms under which the Company pays for the ongoing use of its patent and patent-pending corn oil extraction technologies (the “Technology”) (see Note 14, Related Party Transactions). The TAA, as amended, provides for the payment to the Sellers of a royalty fee of $0.10 per gallon for use of the Technology under circumstances involving no investment in equipment used in connection with the Technology, or 20% of net cash flows under circumstances involving any such investment. The amended TAA also calls for the issuance to the Sellers of a new class of redeemable Company preferred stock and the reduction of the royalty fees payable by the Company to $0.025 per gallon upon redemption of such preferred stock. Prior to December 31, 2009, license fees were payable for the use of the Company’s corn oil extraction technologies at a rate of $150,000 per system  in addition to an ongoing royalty of $0.10 per gallon of corn oil extracted with the Technology. For the year ended December 31, 2009, the Company incurred license fees of $750,000 and royalty fees of $147,832. The Company also prepaid royalty fees of $300,000 for future use of the Technology. The license fees were capitalized with $190,393 being amortized and included in the Company’s cost of sales for the nine months ended September 30, 2010.

RECLASSIFICATIONS

Certain items and disclosures in the financial statements for 2009 have been reclassified to conform to the current year presentation. Such reclassification had no effect on net income.

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

The Company issued 1,893,976,917 shares of common stock upon the conversion of an aggregate of $2,585,333 in debt during the nine months ended September 30, 2010, consisting of: 467,011,419 common shares issued to YA Global Investments, LP (“YA Global”) upon conversion of debt in the amount of $686,432; 848,296,447 common shares issued to Minority Interest Fund (II), LLC (“MIF”) upon its conversion of debt in the amount of $1,340,265; 39,240,480 common shares issued to JMJ Financial (“JMJ”) upon its conversion of debt in the amount of $60,361; 194,500,000 common shares issued to Mammoth Corporation upon its conversion of debt in the amount of $158,775; 304,928,571 shares issued to CA Ventures upon its conversion of debt in the amount of $329,500; and 40,000,000shares issued to E-Lionheart Associates upon its conversion of debt in the amount of $10,000 . The Company also issued 27,390,000 shares of common stock upon the conversion of $22,450 of amounts due to minority shareholders of consolidated subsidiaries, 1,000,000 shares to a vendor for the payment of $2,000 in accounts payable as well as 2,500,000 shares of common stock to a consultant.

The only conditions under which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

NOTE 6	DISCONTINUED OPERATIONS
SUSTAINABLE SYSTEMS, INC.

Effective June 30, 2009, GS AgriFuels Corporation (a wholly owned subsidiary of the Company) and Carbonics Capital Corporation entered into a Stock Purchase Agreement pursuant to which Carbonics acquired 100% of the stock of Sustainable Systems, Inc. (“Culbertson”) from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels’ indebtedness to YA Global Investments, L.P. (“YA Global”). GS AgriFuels retained all rights and obligations pertaining to the 2007 acquisition by GS AgriFuels of Culbertson; these obligations are contested and include $3,804,287 in convertible debentures and $1,017,451 in notes payable to the prior owners of Culbertson (“Purchase Obligations”). The terms of the relevant acquisition agreements with the selling shareholders (“Selling Shareholders”) are in default due to the disclosure by the Selling Shareholders that Culbertson owned its Culbertson, Montana oilseed crushing facility when in fact Culbertson merely held the right to purchase the Montana facility at the time of the acquisition by GS AgriFuels; the failure to disclose by the Selling Shareholders that such right to purchase the Montana facility, as well as any investment made in the Montana facility, was subject to forfeiture within months of entering into the acquisition agreements with GS AgriFuels; and, the provision by the Selling Shareholders of materially false financial statements. Three of the Selling Shareholders, corresponding to about 60% of the Selling Shareholders’ prior ownership interest in Culbertson, have entered into settlement agreements pursuant to which GS AgriFuels has been released from the pro-rated Purchase Obligation previously attributable to these shareholders. At the time of the Stock Purchase Agreement, the majority shareholder of Carbonics was Viridis Capital, LLC, which company is also the majority shareholder of the Company. The financial results of Culbertson (net loss of $558,513) have been omitted from the Company’s results of operations for the nine months ended September 30, 2009 in accordance with ASC 805-50-45-1, Transactions Between Entities Under Common Control.
BIOFUEL INDUSTRIES GROUP, LLC

Effective May 15, 2008, the Company and Biofuel Industries Group, LLC (“BIG”) entered into an Exchange Agreement pursuant to which the Company exchanged 2,000,000 common shares and 20,000 preferred shares in return for 100% of the equity of BIG. The Company’s ownership of BIG was subject to rescission in the event that BIG’s loans due to Citizens Bank, BIG’s senior creditor, were not timely serviced and kept in good standing. BIG’s agreements with Citizens Bank required Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its previously-pending financing agreements with CleanBioenergy Partners, LLC (see Note 11, Commitments and Contingencies). This financing failed to close as expected in March 2009 despite the Company’s compliance with the relevant agreements with CleanBioenergy Partners, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG’s loan agreements with Citizens Bank. The Company elected not to restructure the original acquisition transaction and instead facilitated rescission of the original acquisition transaction and the divestiture of BIG during the second quarter of 2009. The financial results of BIG were presented as discontinued operations as and for the quarter ended September 30, 2009 and the Company recorded an impairment of goodwill in the amount of $7,281,993 related to this investment during the quarter ended September 30, 2009. As a result, the Company realized a loss from discontinued operations of $1,167,266 and a gain from disposal of $14,452,069 for the nine months ended September 30, 2009. The components of the loss from discontinued operations for BIG for the nine months ended September 30, 2009 were as follows:
2009
Revenues	$327,705
Cost of revenues	626,097
Gross profit	(298,392)

Selling, general and administrative expense	469,136
Income (loss) from operations	(767,528)

Interest expense	(84,650)
Other income and expenses, net	(384,531)
Total other income (expense)	(469,181)

Income (loss) before provision for income taxes	(1,236,709)
Total benefit (provision) for tax	--
Net income (loss)	$(1,236,709)

OTHER SUBSIDIARIES

The Company’s specialty equipment manufacturing operations (“GS Design”) were idled during the fourth quarter 2009. During the fourth quarter of 2009, GS Design and its subsidiary, GS Rentals, LLC, entered into an agreement for conveyance of real property and partial debt cancellation with the bank holding the lien on the GS Rentals property in exchange for the return of such property, and all of GS Design’s remaining assets were sold at auction. The proceeds of the auction were applied to reduction of secured obligations due to the Ottoville Bank Company ($25,000) and YA Global Investments, L.P. ($145,000). A $138,219 gain was recognized on the sale of the GS Design assets. The financial results of GS Design and GS Rentals have been presented as discontinued operations during the nine months ended September 30, 2010 and 2009. In addition, the Company’s acquisition of Bollheimer & Associates was rescinded effective November 30, 2009. The operations of this former subsidiary and the operations of several other Company subsidiaries which have been discontinued, including GS AgriFuels Corporation and each of its subsidiaries, are presented as discontinued operations during the nine months ended September 30, 2010 and 2009. As a result, the Company realized a loss from discontinued operations of $305,644 and a loss from discontinued operations of $1,907,297 for the nine months ended September 30, 2010 and 2009, respectively. The components of the loss from discontinued operations for the subsidiaries listed above for nine months ended September 30, 2010 and 2009 are as follows:

	2010	2009
Revenues	$15,000	$349,706
Cost of revenues	15,027	1,000,456
Gross profit	(27)	(650,751)

Selling, general and administrative expense	24,242	377,195
Gain (loss) on equipment disposal	(147,581)	28,985
Income (loss) from operations	(123,339)	407,786

Debt forgiveness	27,477	--
Amortization of debt discount	--	(273,481)

Other income (expense)	--	30,673
Debt forgiveness	--	952,494
Interest expense	(456,433)	(1960,844)
Total other income and expense	(428,956)	(1,251,158)

Income (loss) before provision for income taxes	(305,644)	(309,695)
Total provision for tax	--	402,398
Net income (loss)	$(305,644)	$(1,907,297)

NOTE 7	PROPERTY AND EQUIPMENT
On January 4, 2010, the Company announced its execution of an agreement with Global Ethanol, LLC (“Global”), pursuant to which the Company granted Global the right to use GreenShift’s patented corn oil extraction technologies at Global’s 100 million gallon ethanol plant in Lakota, Iowa. Under the terms of the agreement, Global directly built a facility based on the Company’s patented corn oil extraction technologies designed to extract more than 2.2 million gallons per year of corn oil in return for an ongoing royalty payment. During the nine months ended September 30, 2010, the Lakota project that was on the books was cancelled and the $2,248,302 in related equipment from the Lakota project was transferred from construction in progress to inventory. This equipment will be used in subsequent projects.

During the nine months ended September 30, 2010, the Company re-evaluated the inventory on its books and determined that a write-down to market was necessary.  As a result, the Company wrote down inventory by $1,315,315, which was expensed under cost of goods sold as a loss on inventory valuation.

NOTE 8	FINANCING ARRANGEMENTS
The following is a summary of the Company’s financing arrangements as of September 30, 2010:

Current portion of long term debt:
Asset retirement obligation, current	$40,253
Vehicle loans and other short term borrowings	73,469
Current portion of convertible notes payable from GS CleanTech	1,734,579
Total current portion of long term debt	$1,848,302

Current portion of convertible debentures:
Convertible debenture to YA Global Investments, LP, current portion	41,346,430
Convertible debenture to Minority Interest Fund (II), LLC	4,131,539
Convertible debenture to Viridis Capital, LLC	534,216
Convertible debenture to JMJ Financial Corporation	481,748
Convertible debenture to Mammoth Corporation	51,139
Conversion liabilities	5,032,910
Note discounts	(35,390)
Total current portion of convertible debentures	$51,542,592

Asset retirement obligation, net of current	$640,964

Long-term debt, net of current maturities:
Mortgages and other term notes	$20,774
Total long term debt, net of current maturities	$20,774

Long-term convertible debentures, net of current maturities:
Convertible debenture to E-Lionheart Associates	40,000
Conversion liabilities	2,765
Total long-term portion of convertible debentures	$42,765

The convertible debentures noted above are convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of September 30, 2010 and the Company’s ability to meet such obligations:

Year	Amount
2010	$7,077,489
2011	41,425,518
2012	39,088

2013	39,088
2014	39,088
2015 and thereafter	474,841
Total minimum payments due under current and long term obligations	$49,095,112

NOTE 9	DEBT AND PURCHASE OBLIGATIONS
On June 17, 2010, GreenShift Corporation and its subsidiaries signed a series of agreements with YA Global Investments, L.P. ("YA Global") to reduce and restructure GreenShift’s convertible debt to YA Global (the “Agreements”). On July 30, 2010, the Company and YA Global entered into an agreement pursuant to which the transactions contemplated by the Agreements (the “YA Corn Oil Transaction”) shall close effective August 1, 2010 (the “Effective Date”) subject to satisfaction of certain closing conditions. The Company expects these closing conditions will be satisfied on or before December 31, 2010. Since the conditions of closing were not satisfied as of September 30, 2010, the Company’s results of operations for the period ended September 30, 2010 are reported herein on the basis that the closing of the YA Corn Oil Transaction had not occurred as of such date.

SUMMARY OF YA CORN OIL TRANSACTION

The Agreements call for three GreenShift-owned corn oil extraction facilities based on GreenShift’s patented and patent-pending technologies and GreenShift’s interest in a fourth facility to be transferred as of the Effective Date to a newly formed joint venture entity, YA Corn Oil Systems, LLC (“YA Corn Oil” or the “Joint Venture Company”). In exchange, $10,000,000 of the convertible debt issued by GreenShift to YA Global shall be deemed satisfied as of the Effective Date. GreenShift will also receive a 20% equity stake in the Joint Venture Company and the right to receive 20% of the Joint Venture Company’s distributable cash upon the realization by the Joint Venture Company of a 20% internal rate of return on its invested capital.

GreenShift further agreed to provide management services to the Joint Venture Company for the ongoing operation and maintenance of the transferred extraction facilities in exchange for certain management and brokerage fees, as well as earnings-based performance bonuses to be paid in the form of up to another $6,000,000 in reduction of GreenShift’s convertible debt due to YA Global.

Once all conditions required for closing have been satisfied, the transfers contemplated by the Agreements will reduce the balance of convertible debt due from GreenShift to YA Global from approximately $43 million to approximately $33 million. This amount can be reduced further down to approximately $25.3 million upon realization by GreenShift of the performance bonuses noted above. In addition, the maturity date for the remaining convertible debt due from GreenShift to YA Global would be extended from March 31, 2011 to December 31, 2012.

YA GLOBAL DEBENTURE

As of September 30, 2010, the balance outstanding on the Company’s convertible debt due to YA Global was $41,346,430. Upon satisfaction of the conditions required for closing of the YA Corn Oil Transaction, this amount shall be reduced as of the Effective Date and an amended and restated convertible debenture in the amount of $33,308,023 (the “A&R Debenture”) shall be issued to YA Global as of the Effective Date . The A&R Debenture matures on December 31, 2012 and bears interest at the rate of 6% per annum. YA Global shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) ninety percent (90%) of the lowest daily volume weighted average price of the Company’s common stock during the twenty (20) consecutive trading days immediately preceding the conversion date. YA Global will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the Company’s outstanding common shares. In addition, installment payments are due to YA Global under the A&R Debenture at the rate of $800,000 per quarter during 2010 and $1,200,000 per quarter thereafter. The Company has made all installment payments due for 2010. The A&R Debenture is additionally subject to ongoing compliance conditions, including the absence of change of control events, timely issuance of common shares upon conversion. As of September 30, 2010, there were no outstanding events of default under the A&R Debenture. On July 30, 2010, the Company entered into the YA Corn Oil Transaction agreements which provide for the completion of the YA Corn Oil Transaction as described above effective August 1, 2010 upon the satisfaction of certain closing conditions, including the provision to YA Corn Oil of certain confirmation letters from third parties. Included in the YA Corn Oil Transaction documents is an amended and restated convertible debenture which is intended to replace the A&R Debenture upon satisfaction of the conditions for closing of the YA Corn Oil Transaction.

When the Company restructured the convertible debentures, the Company agreed that the outstanding balances owed on the debentures as well as all the accrued interest would be rolled into the new debentures. The maturity date was extended. The face amount of the note and the amount of accrued interest were not reduced and the Company did not transfer any receivables or other assets from third parties to the creditor in order to fully or partially reduce the debt. There is no change in the carrying value of the debt since the carrying amount of the original debt is exceeded by the total future cash payments under the restructured debt.

During the nine months ended September 30, 2010, YA Global converted $686,432 of the A&R Debenture into 467,011,419 common shares, and Viridis Capital, LLC (the Company’s majority shareholder) paid $251,277 towards the Company’s balance with YA Global pursuant to the terms of the December 2009 Forbearance Agreement by and between Viridis, the Company and YA Global. In addition, proceeds of $145,000 from the sale of the assets of the Company’s discontinued GS Design subsidiary (see Note 6, Discontinued Operations, above) were paid to YA Global as a reduction of the A&R Debenture during the first quarter of 2010. The Company accounted for the A&R Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the fair value of the A&R Debenture at December 31, 2009 to be $46,341,800 which represented the face value of the debenture plus the present value of the conversion feature. During the nine months ended September 30, 2010, the Company recognized a reduction in conversion liability relating to the A&R Debenture at a present value of $96,465 for the conversions during the period and recorded an expense of $480,771 for the accretion of the present value of the conversion liability for the period. The carrying value of the A&R Debenture was $45,630,745 at September 30, 2010, including principal of $41,346,430 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $4,284,315 at September 30, 2010 to its estimated settlement value of $4,594,048 at December 31, 2010. Interest expense of $1,049,800 for these obligations was accrued for the nine months ended September 30, 2010.

RELATED PARTY OBLIGATIONS

As of December 31, 2009, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate principal amount of $4,248,414 (the “MIF Debenture”). The convertible debt issued to MIF bears interest at a rate of 20% and matures on December 31, 2010. MIF is entitled to convert the accrued interest and principal of the MIF convertible debenture into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 per share or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. During the nine months ended September 30, 2010, MIF converted $1,340,265 of the principal balance due to MIF into 848,296,447 shares of Company common stock. The Company accounted for the MIF Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MIF Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the MIF Debenture at December 31, 2009 to be $4,694,195 which represented the face value of the debenture of $4,248,414 plus the present value of the conversion feature. During the nine months ended September 30, 2010, the Company recognized additional conversion liabilities at present value of $86,266 for additional funding received, recognized a reduction in the conversion liability at present value of $111,900 for the conversions and recorded an expense of $32,991 for the accretion to fair value of the conversion liability for the nine months. The carrying value of the MIF Debenture was $4,584,677 at September 30, 2010, and included principal of $4,131,539 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $453,138 at September 30, 2010 to its estimated settlement value of $459,058 at December 31, 2010. Interest expense of $610,748 for these obligations was accrued for the nine months ended September 30, 2010.

On December 31, 2009, the Company entered into a convertible debenture with Viridis Capital, LLC (the “Viridis Debenture”). The debenture bears interest at a rate of 20% and matures on December 31, 2010. Viridis is entitled to convert the debenture into common stock of the company at a conversion price equal to the lesser of (a) $1.25 per share or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. The Company determined the value of the Viridis Debenture at December 31, 2009 to be $312,652 which represented the face value of the debenture of $282,938 plus the present value of the conversion feature. The increase in the debenture during the nine months ended September 30, 210 was due to Viridis’ payments to YA Global under the Forbearance Agreement, totaling $251,277, which amount was applied to reduce the Company’s balance with YA Global under the A&R Debenture. The Company recognized additional conversion liabilities at present value of $18,433 for additions during the period, and recorded an expense of $3,018 for the accretion to fair value of the conversion liability for the nine months ended September 30, 2010. The carrying value of the Viridis Debenture was $585,381 at September 30, 2010, including principal of $534,216 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $53,203 at September 30, 2010 to its estimated settlement value of $51,165 at December 31, 2010. Interest expense of $18,361 for these obligations was accrued for the nine months ended September 30, 2010.

OTHER CONVERTIBLE SECURITIES

On June 9, 2009, JMJ Financial Corporation (“JMJ”) issued the Company a 14.4% secured promissory note in the amount of $500,000 (the “JMJ Note”) in return for $600,000 in 12% convertible debt (the “JMJ Debenture”) issued by the Company. The principal balance due under the JMJ Note was $500,000 as of September 30, 2010 and accrued interest receivable under the JMJ Note was $76,142. The principal and accrued interest for the JMJ Note and JMJ Debenture has been presented as of September 30, 2010, at their face value, without offset. The JMJ Debenture is convertible into Company common stock at a rate equal to 70% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the JMJ Debenture dated June 9, 2009 in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMJ Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the $600,000 JMJ Debenture at December 31, 2009 to be $767,322 which represented the face value of the debenture and accrued interest plus the present value of the conversion feature. During the nine months ended September 30, 2010, JMJ converted $60,361 on this debenture into 39,240,480 common shares. During the nine months ended September 30, 2010, the Company recognized a reduction in conversion liability at present value of $18,164 for the conversions. For the nine months ended September 30, 2010, an expense of $54,786 has been recorded to recognize the present value of the conversion features for additional accrued interest and for the accretion to fair value of the conversion liability. The carrying value of the $600,000 JMJ Debenture was $669,651 at September 30, 2010, which represented the face value of the debenture and accrued interest plus the present value of the conversion feature minus the unamortized debt discount. The liability for the conversion feature shall increase from its carrying value of $223,294 at September 30, 2010 to its estimated settlement amount of $266,918 at June 11, 2012. For the nine months ended September 30, 2010, interest expense of $43,749 for these obligations was incurred.

During the year ended December 31, 2009, Mammoth Corporation purchased $400,000 in convertible debt from MIF (the “Mammoth Debenture”), the remaining principal balance of which was $209,914 at December 31, 2009. Mammoth is entitled to convert the accrued interest and principal of the Mammoth Debenture into common stock of the Company at a conversion price equal to 50% of the average closing market price for the five trading days preceding conversion. During the nine months ended September 30, 2010, Mammoth converted $158,775 on this debenture into 194, 500, 000 common shares. The Company accounted for the Mammoth Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Mammoth Debenture could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the Mammoth Debenture at December 31, 2009 to be $264,972 which represented the face value of the debenture plus the present value of the conversion feature. During the nine months ended September 30, 2010, the Company recognized a reduction in conversion liability at present value of $58,226 for the conversions and recorded an expense of $24,165 for the accretion to fair value of the conversion liability for the period. The carrying value of the Mammoth Debenture was $72,136 at September 30, 2010, including principal of $51,139 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $20,997 at September 30, 2010 to its estimated settlement value of $21,916 at December 31, 2010. Interest expense of $15,393 for these obligations was accrued for the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, CA Ventures (“CAV”) purchased $329,500 in convertible debt from MIF (the “CAV Debenture”). CAV is entitled to convert the accrued interest and principal of the Mammoth Debenture into common stock of the Company at a conversion price equal to 90% of the average closing market price for the five trading days preceding conversion. During the nine months ended September 30, 2010, CAV converted the entire balance of $329,500 on this debenture into 304,928,571 common shares. The Company accounted for the CAV Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the CAV Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the CAV at April 15, 2010 to be $366,111 which represented the face value of the debenture of $329,500 plus the present value of the conversion feature. During the nine months ended September 30, 2010, the Company recognized a reduction in conversion liability at present value of $33,405 for the conversions and recorded an expense of $1,671 for the accretion to fair value of the conversion liability for the period. Interest expense of $2,280 for these obligations was accrued for the nine months ended September 30, 2010. The CAV Debenture was paid in full during the nine months September 30, 2010.

During the nine months ended September 30, 2010, E-Lionheart Associates (“E-Lion”) purchased $50,000 in convertible debt from MIF (the “E-Lion Debenture”). E-Lion is entitled to convert the accrued interest and principal of the Mammoth Debenture into common stock of the Company at a conversion price equal to 90% of the average closing market price for the five trading days preceding conversion. During the nine months ended September 30, 2010, E-Lion converted $10,000 on this debenture into 40,000,000 common shares. The Company accounted for the E-Lion Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the E-Lion Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the E-Lion at April 15, 2010 to be $53,347 which represented the face value of the debenture of $50,000 plus the present value of the conversion feature. During the nine months ended September 30, 2010, the Company recognized a reduction in conversion liability at present value of $1,024 for the conversions and recorded an expense of $442 for the accretion to fair value of the conversion liability for the period. The carrying value of the E-Lion Debenture was $42,765 at September 30, 2010, including principal of $40,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $2,765 at September 30, 2010 to its estimated settlement value of $4,445 at December 31, 2011. Interest expense of $175 for these obligations was accrued for the nine months ended September 30, 2010.

On September 4, 2008, the Company’s subsidiary, GS CleanTech Corporation, entered into a series of convertible notes totaling $1,734,579 (the “BIG Bridge Loan”), which notes bear interest at a rate 20% per annum and mature on December 31, 2010. The notes are convertible into shares of GS CleanTech subsidiary preferred stock (par $0.001) at the closing by GS CleanTech of a planned Preferred Stock Financing at a 15% discount to the final terms of any such Preferred Stock Financing. For the nine months ended September 30, 2010, interest expense of $225,890 for these obligations was incurred. The balance of the BIG Bridge Loan was $1,734,579 as of September 30, 2010. $1,259,279 of the principal balance of the BIG Bridge Loan was loaned to Biofuels Industries Group, LLC (“BIG”) during 2008, prior to the May 2009 rescission of the transaction by which the Company had previously acquired BIG (see Note 6, Discontinued Operations, above), which amount is part of the total of $4,731,238 due from BIG to GS CleanTech and other Company subsidiaries.

ASC 480, Distinguishing Liabilities from Equity sets forth the requirements for determination of whether a financial instrument contains an embedded derivative that must be bifurcated from the host contract   Therefore the Company evaluated whether the conversion feature for Series D Preferred Stock would require such treatment.  One of the exceptions to bifurcation of the embedded conversion feature is that the conversion feature as a standalone instrument would be classified in stockholders’ equity. Management has determined that the conversion option would not be classified as a liability as a standalone instrument, therefore it meets the exception for bifurcation of the embedded derivative under ASC 815 Derivatives and Hedging. ASC 815 Derivatives and Hedging addresses whether an instrument that is not under the scope of ASC 480, Distinguishing Liabilities from Equity would be classified as liability or equity; one of the factors that would require liability classification is if the Company does not have sufficient authorized shares to effect the conversion. If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company. The Series D Preferred Stock is owned by Viridis Capital, LLC, an entity controlled by Kevin Kreisler, the Chairman of GreenShift. If all of the Series D shares were converted and exceeded the number of authorized common shares, there would be no contingent factors or events that a third party could bring up that would prevent Mr. Kreisler from authorizing the additional shares. As Mr. Kreisler is the majority shareholder, there would be no need to have to go to anyone outside the Company for approval. As a result, the share settlement is controlled by the Company and with ASC 815 Derivatives and Hedging. The Company assessed all other factors in ASC 815 Derivatives and Hedging to determine how the conversion feature would be classified.

NOTES PAYABLE

On November 17, 2008, GS CleanTech Corporation entered into a bridge loan with GS EnviroServices, Inc., in the amount of $100,000. The loan accrues interest at the rate of 15% per annum. This loan was canceled and forgiven by GS EnviroServices effective April 1, 2010. GS EnviroServices is majority owned by the Company’s majority shareholder, Viridis Capital, LLC.

OBLIGATIONS OF DISCONTINUED OPERATIONS

On October 30, 2006, NextGen Acquisition, Inc., a subsidiary of GS AgriFuels formed to facilitate the acquisition of NextGen Fuel Inc., sold to Stillwater Asset-Based Fund, L.P., a Term Note in the principal amount of $6 million. For the nine months ended September 30, 2010, interest expense of $103,594 for this obligation was incurred. The principal balance of this note at September 30, 2010 was $2,071,886. The Company is a guarantor of the amount due to Stillwater, which guaranty is subordinate in all respects to the senior position of the Senior Lender. This loan is currently in default, however, Stillwater is party to an inter-creditor agreement with the Senior Lender which provides that no payments can be made by the Company against the balance due to Stillwater until the Senior Lender has been fully paid.

On October 30, 2006, NextGen Acquisition, Inc., a wholly-owned subsidiary of GS AgriFuels purchased 100% of the outstanding capital stock of NextGen Fuel, Inc. The purchase price was $21,204,437, of which $17,000,000 was paid at closing leaving a holdback obligation to the selling shareholders totaling $4,204,437. $3,204,437 of the holdback would be due when NextGen Fuel realized revenue of $7,500,000 subsequent to the acquisition subject to certain working capital adjustments and provided that there are no claims for indemnification or otherwise against the selling shareholders. The remaining $1,000,000 holdback, with interest at 6% per annum, is due to a former sales consultant to NextGen and a selling shareholder subject to the payment by customers for biodiesel production systems totaling forty million gallons per year of production capacity, subject to certain working capital adjustments, and provided that there are no claims for indemnification. To the extent due, and prior to accounting for any claims for indemnification, the balance of the estimated holdback at September 30, 2010 was $3,979,437.

On March 26, 2007, GS AgriFuels purchased the remaining 85% of the outstanding capital stock of Sustainable Systems, Inc. (GS AgriFuels had previously purchased 15% of the capital stock of Sustainable). The purchase price was approximately $12.6 million of which $100,000 was payable at closing, approximately $1.9 million was payable in the form of a note, and the balance was payable in the form of debentures totaling $9,004,018. The relevant acquisition agreements with the selling shareholders (“Selling Shareholders”) are in default due to the disclosure by the selling shareholders that Sustainable owned its Culbertson, Montana-based oilseed crushing facility (“Culbertson”) when in fact Sustainable merely held the right to purchase the Montana facility at the time of the acquisition by GS AgriFuels; the failure to disclose by the Selling Shareholders that Sustainable’s right to purchase the Montana facility, as well as any investment made in the Montana facility, was subject to forfeiture within months of entering into the acquisition agreements with GS AgriFuels; and, the provision by the Selling Shareholders of materially false financial statements. Three of the selling shareholders, corresponding to about 60% of the Selling Shareholders’ prior ownership interest in Culbertson, have entered into settlement agreements pursuant to which GS AgriFuels has been released from the pro-rated amounts due under the relevant acquisition agreements previously attributable to these shareholders. As a result, the amounts due to the Selling Shareholders under the convertible debentures have been reduced by $4,104,033 and the note payable has been reduced by $1,097,658 by the reduction in amounts due to the settling shareholders resulting in an aggregate $5,507,616 gain from the forgiveness of debt recognized in prior years. While contested, for the nine months ended September 30, 2010, GS AgriFuels incurred and accrued interest expense of $94,277 for the remaining obligations.

The operations of GS AgriFuels and each of its subsidiaries, including NextGen Acquisition, Inc., have been discontinued. Accordingly, the financial results of these subsidiaries are presented as discontinued operations during the nine months ended September 30, 2010 and 2009.

NOTE 10	ASSET RETIREMENT OBLIGATION
Pursuant ASC 410-20, Asset Retirement Obligations, the Company has recognized the fair value of the asset retirement obligation for the removal of its corn oil extraction facilities. The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value as of September 30, 2010, and the capitalized cost approximated $638,000. The Company has recognized approximately $23,000 due to accretion from the acquisition dates. The Company has determined a range of abandonment dates between December 2018 and December 2019 and a total salvage value of $250,000 per system. The current portion of the retirement obligation of $40,253 is included in the current portion of long term debt on the balance sheet.  The following represents the amount of the retirement obligation at the beginning and the nine months ended September 30, 2010:

Beginning balance at January 1, 2009	$247,462
Liabilities incurred during the period	--
Increase in estimated costs	403,013
Liabilities settled during the period
Accretion of interest	985
Ending balance at December 31, 2009	651,459
Liabilities incurred during the period	--
Increase in estimated costs	--
Liabilities settled during the period
Accretion of interest	29,758
Ending balance at September 30, 2010	$681,217

NOTE 11	COMMITMENTS AND CONTINGENCIES

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

On October 13, 2009, GS CleanTech filed a legal action in the United States District Court, Southern District of New York captioned GS CleanTech Corporation v. GEA Westfalia Separator, Inc.; and DOES 1-20, alleging infringement of the ‘858 Patent ("New York I Action"). On October 13, 2009, GS CleanTech filed a Motion to Dismiss with the same court relative to a separate complaint filed previously by Westfalia captioned GEA Westfalia Separator, Inc.  v. GreenShift Corporation that alleged (1) false advertising in violation of the Lanham Act § 43(a); (2) deceptive trade practices and false advertising in violation of New York General Business Law §§ 349, 350 and 350-a; and (3) common law unfair competition ("New York II Action"). On October 13, 2009, Westfalia filed its First Amended Complaint in the New York II Action to include as a plaintiff, ethanol production company Ace Ethanol, LLC , and to add claims seeking a declaratory judgment of invalidity and non-infringement of the ‘858 Patent.  On October 13, 2009, ICM, Inc. filed a complaint in the United States District Court, District of Kansas in the matter captioned ICM, Inc. v. GS CleanTech Corporation and GreenShift Corporation, alleging unfair competition, interference with existing and prospective business and contractual relationships, and deceptive trade practices and also seeking a declaratory judgment of invalidity and non-infringement of the ‘858 Patent.

On October 15, 2009, in the New York I Action, GS CleanTech filed a Notice of Filing First Amended Complaint for infringement of the ‘858 Patent, along with a copy of the First Amended Complaint, which added ICM, Ace Ethanol, Lifeline Foods LLC and ten additional DOES as defendants in the New York I Action. On October 23, 2009, GS CleanTech's First Amended Complaint in the New York I Action was entered by the court. On November 5, 2009, in ICM’s Kansas lawsuit, GS CleanTech filed a motion to dismiss or, in the alternative, to transfer the Kansas case to New York for inclusion in the New York I Action. Also on November 5, 2009, in ICM’s Kansas lawsuit, ICM filed a motion to enjoin CleanTech and GreenShift from prosecuting the claims against ICM in the New York I Action. There have been no substantive rulings on the merits and Management is unable to characterize or evaluate the probability of any outcome at this time.

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

On May 6, GreenShift submitted a "Motion to Transfer Pursuant to 28 U.S.C. § 1407 for Consolidated Pretrial Proceedings" to the United States Judicial Panel on Multidistrict Litigation (the "Panel") located in Washington, D.C. In this motion, GreenShift moved the Panel to transfer and consolidate all pending suits involving infringement of GreenShift’s patents to one federal court for orderly and efficient review of all pre-trial matters. On August 6, 2010, the Panel ordered the consolidation and transfer of all pending suits in the U.S. District Court, Southern District of Indiana for pretrial proceedings (the "MDL Case").

On July 14, 2010, GS CleanTech commenced an action entitled GS CleanTech Corporation v. Adkins Energy, LLC, in the United States District Court, Northern District of Illinois alleging infringement of the ‘858 Patent.  On August 4, 2010, Adkins filed an answer to the complaint and included counterclaims seeking a declaratory judgment that Adkins does not infringe the '858 Patent and that the '858 Patent is invalid, and also alleging breach of contract. On August 11, 2010, GS CleanTech filed with the Panel a request that the Adkins action be deemed a "tag-along" action in the MDL Case and thereby requested that the Panel utilize its "tag-along" procedures to transfer the instant case to the Southern District of Indiana for coordinated or consolidated pretrial proceedings in the MDL Case.  On September 9, 2010, the Panel issued a conditional transfer order to transfer the Adkins action to the MDL Case.  On September 28, 2010, Adkins filed a motion to vacate the conditional transfer order wherein Adkins does not oppose the transfer of the patent related claims to the MDL Case but opposes the transfer of the breach of contract counterclaim to the MDL Case. The Panel has yet to rule on Adkins motion to vacate the conditional transfer order.

On October 14, 2010, GS CleanTech commenced an action entitled GS CleanTech Corporation v. Flottweg Separation Technology, Inc and Flottweg AG, in the United States District Court, District of Connecticut alleging infringement of the ‘858 Patent. On November 15, 2010, GS CleanTech filed an amended complaint alleging that Flottweg Separation Technology, Inc., has infringed the ‘858 Patent.  On October 22, 2010, GS CleanTech filed with the Panel a request that the Flottweg action be deemed a "tag-along" action in the MDL Case and thereby requested that the Panel utilize its "tag-along" procedures to transfer the Flottweg action to the Southern District of Indiana for coordinated or consolidated pretrial proceedings in the MDL Case.  On November 15, 2010, the Panel issued a conditional transfer order to transfer the Flottweg action to the MDL Case.

As part of the MDL Case, on November 15, 2010, GS CleanTech amended its complaint filed in the New York I Action to include a claim of patent infringement personally against the founder, CEO and President of ICM, and ICM amended its complaint filed in the Kansas action to include a claim seeking a declaratory judgment that the '858 Patent is unenforceable. The Court in the MDL Case has scheduled a preliminary injunction hearing on June 13, 2011 with respect to GS CleanTech’s pending motions for preliminary injunction involving Cardinal, Big River and ICM.

The Company estimates that more than 40 ethanol producers are infringing the Company’s patents. The Company intends to take all necessary steps to bring infringement of its patents to an end, including filing additional lawsuits involving any and all infringing use of the Company’s patents. The Company further plans to seek additional relief for instances of willful infringement. The Company’s position is that any infringing ethanol producer is liable for any infringing use of the Company’s patented technologies beginning on the publication date of the application that led to the ‘858 Patent.

OTHER MATTERS

On December 11, 2008, GreenShift Corporation entered into a Membership Interest Purchase and Equity Capital Contribution Agreement (the “ECAA Agreement”). The parties to the agreement included GS COES (Adrian I), LLC, a newly formed GreenShift subsidiary, BIG, GS (NextDiesel I), LLC, a newly formed GreenShift subsidiary and CleanBioenergy Partners, LLC (“CleanBioenergy”), a newly formed joint venture company owned by a subsidiary of GE Energy Financial Services (“GE EFS”), a unit of General Electric Company and a subsidiary of YA Global Investments, L.P. Under the terms of the ECCA Agreement, CleanBioenergy agreed to invest up to $38 million in GS NextDiesel to help deploy twelve corn oil extraction facilities and to double the capacity of GreenShift’s 10 million gallon per year Adrian, Michigan-based NextDiesel biodiesel refinery to 20 million gallons per year. The ECCA Agreement was terminated in the first quarter of 2009. The NextDiesel biodiesel refinery is owned by Biofuel Industries Group, LLC (“BIG”). BIG’s agreements with its senior creditor, Citizens Bank, require Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its prior financing agreements with CleanBioenergy. This financing failed to close as expected in March 2009 despite the Company’s compliance with the relevant agreements, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG’s loan agreements with Citizens Bank. The original acquisition transaction was rescinded during the second quarter of 2009. The financial results of BIG were presented as discontinued operations as of and for the quarter ended September 30, 2009 (see Note 6, Discontinued Operations) and are not included in the Company’s results of operations for the quarter ended September 30, 2009. The Company wrote-off $7,281,993 in goodwill previously booked in connection with the acquisition of BIG during the nine months ended September 30, 2009. The Company’s divestiture of BIG resulted in the disposal of $13,048,551 and $27,506,834 in assets and liabilities, respectively.

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

The Company’s subsidiary is party to the matter captioned Dynaelectric of Michigan II, Inc., v. Biofuels Industries Group, LLC, et. al., pursuant to which the plaintiff seeks to enforce certain lien rights against BIG. The Company’s subsidiary has filed a cross-claim against BIG with respect to amounts due from BIG. BIG has in turn filed additional cross-claims against the Company and several of its subsidiaries and affiliates. Management is unable to characterize or evaluate the probability of any outcome at this time.

The Company’s discontinued subsidiary, NextGen Acquisition, Inc., is in default of its agreements with Stillwater Asset Backed Fund, LP. This obligation is guaranteed by the Company; however, Stillwater is party to an intercreditor agreement with the Senior Lender which provides that no payments can be made by the Company against the balance due to Stillwater until the Senior Lender has been fully paid. The Company and its subsidiaries are party to numerous collections matters pertaining to outstanding accounts payable due to vendors. The Company is also involved in various collection matters for which vendors are seeking payment for services rendered and goods provided.

Under the Company’s insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. There is a $2,500 deductible per occurrence for environmental impairments. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

NOTE 12	GUARANTY AGREEMENT
Both Viridis Capital, LLC (“Viridis”), the majority shareholder of the Company, and its sole member, Kevin Kreisler, the Company’s chairman, have guaranteed nearly all of the Company’s senior debt (in the outstanding amount of $41,346,430), and Viridis has pledged all of its assets, including its shares of Company Series D Preferred Stock, to YA Global Investments, LP (“YA Global”), to secure the repayment by the Company of its obligations to YA Global.

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

The nature and composition of the Company’s operations has changed as compared to 2009 and prior years. Commencing January 1, 2010, and for the nine months ended September 30, 2010, the Company’s operations were conducted in the following two reportable business segments: (a) Licensing and (b) Products & Services. Each of these segments is organized based upon the nature of products and services offered. The Company’s remaining operations are aggregated and classified herein as Corporate. Summarized financial information about each segment is provided below:

Nine months Ended 9/30/10	Corporate	Products & Services	Licensing	Total
Total revenue	$--	$--	$5,020,992	$5,020,992
Cost of revenue	--	1,315,315	3,488,968	4,804,283
Gross profit	--	(1,315,315)	1,532,024	216,709
Operating expenses	963,343	1,954,487	1,626,146	4,543,976
Income (loss) from operations	(963,343)	(3,269,802)	(94,122)	(4,327,267)
Other income (expense)	(3,287,679)	(213,129)	(3,726)	(3,504,534)
Income (loss) before taxes	(4,251,022)	(3,482,931)	(97,848)	(7,831,801)
Non- controlling interest	--	--	--	--
Taxes	22,643	--	--	22,643
Gain on sale of discontinued operations	--	--	--	--
Net loss from discontinued operations	$--	$(305,644)	$--	$(305,644)
Net loss	$(4,228,379)	$(3,788,575)	$(97,848)	$(8,114,802)

Nine months Ended 9/30/09
Total revenue	$--	$54,672	$2,556,123	$2,610,795
Cost of revenue	133,929	271,094	1,419,158	1,824,180
Gross profit	(133,929)	(216,421)	1,136,965	786,615
Operating expenses	938,629	5,330,729	8,193,174	14,462,532
Income (loss) from operations	(1,072,557)	(5,547,151)	(7,056,209)	(13,675,917)
Other income (expense)	(2,126,845)	(133,580)	(1,969,737)	(4,230,162)
Income (loss) before taxes	(3,199,403)	(5,680,731)	(9,025,945)	(17,906,079)
Non-controlling interest	--	--	--	--
Taxes	--	(51)	--	(51)
Gain on sale of discontinued operations	--	--	14,452,083	14,452,083
Net loss from discontinued operations	$--	$(2,804,777)	$(1,236,709	$(4,041,486)
Net income (loss)	$(3,199,403)	$(8,485,559)	$4,189,429	$(7,495,533)

Three months Ended 9/30/10	Corporate	Products & Services	Licensing	Total
Total revenue	$--	$-	$1,720,173	$1,720,173
Cost of revenue	--	1,315,315	1,265,261	2,580,576
Gross profit	--	(1,315,315)	454,912	(860,403)
Operating expenses	265,533	476,223	290,660	1,032,416
Income (loss) from operations	(265,533)	(1,791,538)	164,252	(1,892,819)
Other income (expense)	(963,819)	(89,570)	57,420	(995,969)
Income (loss) before taxes	(1,231,852)	(1,881,108)	221,672	(2,888,788)

Non- controlling interest	--	--	--	--
Taxes	22,663	--	--	22,663
Gain on sale of discontinued operations	--	--	--	--
Net loss from discontinued operations	$--	$(156,316)	$--	$(156,316)
Net loss	$(1,209,189)	$(2,037,424)	$221,672	$(3,022,441)

Three months Ended 9/30/09
Total revenue	$--	$(207,275)	$1,090,537	$883,262
Cost of revenue	133,928	--	548,945	682,873
Gross profit	(133,928)	(207,275)	541,592	200,389
Operating expenses	351,553	523,200	389,420	1,264,173
Income (loss) from operations	(485,481)	(730,475)	152,172	(1,063,784)
Other income (expense)	(837,457)	7,894	(715,691)	(1,545,254)
Income (loss) before taxes	(1,322,938)	(722,581)	(563,518)	(2,609,038)
Non-controlling interest	--	--	--	--
Taxes	--	--	--	--
Gain on sale of discontinued operations	--	14	--	14
Net income (loss) from discontinued operations	$--	$381,584	$(1,236,709)	$(855,125)
Net income (loss)	$(1,322,938)	$(340,983)	$(1,800,228)	$(3,464,149)

NOTE 14	RELATED PARTY TRANSACTIONS
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

NOTE 15	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following is a summary of supplemental disclosures of cash flow information for the nine months ended September 30, 2010 and 2009:

	2010	2009
Cash paid during the year for the following:
Interest	$3,276	$--
Income taxes	--	--
Total	$3,276	$--

Acquisition of Bollheimer & Associates with debt	--	320,000
Forgiveness of affiliate receivable charged against paid-in capital	327,011	--
Increase in affiliate receivables from transfer of affiliate accounts payable	445,113	--
Transfer of construction in progress into inventory	2,248,302	--
Direct payment of convertible debentures by affiliate, increasing affiliate debentures	251,277	--
Reduction in value of conversion features of convertible debt from conversions	318,536	557,745

NOTE 16	SUBSEQUENT EVENTS
Between October 1, 2010 and November 23, 2010, the Company issued a total of 843,612,286 common shares upon conversion of debt, as well as 10,000,000,000 shares of restricted common stock issued to Viridis Capital, LLC (“Viridis”) on November 19, 2010 upon conversion of 9,931 shares of Series D Preferred Stock held by Viridis, the Company’s majority shareholder. Viridis is subject to a lock-up agreement executed in favor of YA Global pursuant to which Viridis is prohibited from pledging, hypothecating, selling or in any way transferring  its common or preferred stock in the Company including the shares described above.

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

GreenShift’s founding mission is to build value by using its technologies to catalyze disruptive environmental gain. GreenShift believes that the first, best and most cost-effective way to achieve this is to develop technology-driven economic incentives that motivate large groups of people and companies to make incremental environmental contributions that are collectively very significant. GreenShift’s plan to achieve this goal is based on the extraction, beneficiation and refining of biomass-derived co-products that create value-added renewable energy production opportunities capable of shaving meaningful amounts of carbon and cost off of existing fossil fuel supply chains.

GreenShift has invented, developed and commercialized potent new cleantech that enables GreenShift and its clients to “drill” into the back-end of corn ethanol plants to tap into a new reserve of inedible crude corn oil with an estimated industry-wide output of more than 16 million barrels per year. This corn oil is a valuable second generation feedstock for use in the production of advanced carbon-neutral liquid fuels, thereby enhancing total fuel production from corn and increasing ethanol plant profits.

GreenShift’s patented and patent-pending corn oil extraction technologies are widely considered to be the quickest and best path for margin improvement for corn ethanol producers today. GreenShift’s extraction technologies increase biofuel yields per bushel of corn while reducing the energy and greenhouse gas intensity of corn ethanol production. These benefits correspond to increased ethanol producer income of more than $0.08 per gallon of ethanol produced at current market prices. No technologies have been developed for corn ethanol producers that begin to approach these results in the history of the ethanol industry.

Over 30% of the U.S. ethanol industry is using GreenShift’s patented and patent-pending extraction technologies today. In February 2010, the U.S. Environmental Protection Agency published its estimate that 70% of the U.S. ethanol industry will use corn oil extraction technology to produce 40% of America’s biodiesel feedstock by 2022. At this level of penetration, GreenShift’s commercially-available technologies can give way to the disruptive gains that GreenShift was founded to achieve by enabling the sustainable production of globally-meaningful quantities of carbon-neutral liquid fuels for distribution through existing supply chains; displacing more than 16 million barrels per year of crude oil; saving trillions of cubic feet per year of natural gas; eliminating tens of millions of metric tons per year of greenhouse gas emissions; and infusing up to a billion dollars per year of cash flow into the corn ethanol industry - the foundation of North America’s renewable fuel production capability.

GreenShift generates revenue by licensing its technologies to ethanol producers and by selling related products and services. GreenShift is focused today on supporting integration of its patented and patent-pending corn oil extraction technologies into as much of the U.S. ethanol industry as possible. GreenShift also maintains its strong commitment to continued innovation and has many additional patents pending for its Backend Fractionation™ portfolio of strategically-compatible cleantech designed to continue pressing the corn ethanol industry into increased sustainability and global competitiveness.

Key Highlights

The following summarizes important recent developments:
Licensing
Sales from licensing activities involving the use of our patented and patent-pending corn oil extraction processes were $5,020,992 for the nine months ended September 30, 2010, about double the $2,556,123 in licensing sales generated during the nine months ended September 30, 2009.

Debt Repayment	We will have eliminated 29% of our debt during 2010 upon satisfaction of the closing conditions of the YA Corn Oil Transaction.

Working Capital	We received $1,433,175 from the issuance of convertible debentures during the nine months ended September 30, 2010, which funds were used for general working capital purposes.

Patent Protection
We have initiated legal action to defend against infringing use of our patented technologies. We estimate that more than 30% of the ethanol industry is infringing on our patented corn oil extraction technologies today.

Proven Win-Win Alternative
We have demonstrated that infringement is counter-productive, and that ethanol producers can make more money by working with us to take advantage of our process knowledge and expertise to maximize the benefits and minimize the costs of using our patented technologies.

High Yield
We have demonstrated that a properly designed, capitalized, integrated and operated extraction system based on GreenShift’s patented and patent-pending corn oil extraction technologies can produce corn oil at rates in excess of 4 gallons of corn for each 100 gallons of ethanol produced.

New Agreements
During the nine months ended September 30, 2010, we entered into license agreements with ethanol producers corresponding to more than 900,000,000 gallons of ethanol production bringing our total licensed production to 1,200,000,000 gallons of ethanol.

Plan of Operations

Our strategy for 2010 involves execution of our plan to build shareholder value by achieving the following fundamental goals:

New Licenses	Execute new license agreements during 2010 with ethanol producers corresponding to an aggregate capacity of at least 1 billion gallons per year of ethanol.

Profitability	Execute new license agreements by the end of 2010 such that GreenShift can achieve profitability when all licensees commence production of corn oil.

Debt Reduction	Continue the 30% debt reduction we realized during 2009 by reducing debt by an additional 30% during 2010.

Increased Sales

As of the date of this third quarter report, we have executed new license agreements for use of our patented and patent-pending corn oil extraction technologies that we expect will generate royalties in excess of our break-even costs and, possibly, at a level sufficient to realize profitability depending on the amount of oil produced by our licensees and the market value of that oil. We expect that we will start realizing these increased revenues upon the completion of assembly and installation of the equipment and components needed to apply our patented technologies at the relevant licensed ethanol plants. In addition, we are currently in discussions with a number of producers with respect to new settlement and license agreements and we expect to achieve our previously stated goal of executing new license agreements during 2010 with ethanol producers corresponding to an aggregate capacity of at least 1 billion gallons per year of ethanol.

Reduction of Debt and Interest Expense

We executed agreements in June 2010 for a transaction involving the transfer of four partially completed GreenShift-owned corn oil extraction facilities to a joint venture with YA Global Investments, L.P. (“YA Global”). While these facilities comprise the substantial majority of our remaining physical assets, the transfer of these facilities to our joint venture with YA Global will allow us to repay a significant amount of our existing debt in a way that stabilizes our balance sheet and preserves the value of our shareholders’ equity. Importantly, upon satisfaction of the conditions for closing of this transaction, we expect that this transaction will initially reduce our debt by $10,000,000.  We additionally have the ability to reduce debt by another $7,700,000 by meeting moving forward goals tied to the joint venture’s performance. We are also currently evaluating opportunities for additional debt reduction. We believe that we will meet and exceed our previously stated goal of continuing the 30% debt reduction we realized during 2009 by reducing debt by an additional 30% during 2010. Notably, after the above transaction with YA Global is effective, we will have reduced our debt this year by a total of $12,314,413, or by 29%, during 2010, an amount which also reduces our annual interest expense by about $690,000.

Patent Infringement

We incurred additional general and administrative expenses during the nine months ended September 30, 2010. We expect to incur significant ongoing expenses as we defend against ongoing infringement of our patented corn oil extraction technologies. We attempted to avoid this expense by educating industry stakeholders well before and after the October 2009 issuance of our patents with respect to the compelling benefits of our now-patented corn oil extraction technologies and our intellectual property rights. While we have no desire to litigate and hope to eventually eliminate this expense, many producers continue to infringe our patents; we estimate that more than 30% of the U.S. ethanol industry is infringing on our patented corn oil extraction technologies today.We intend to take all necessary steps to bring infringement of our patents to an end. We consequently expect to continue to incur increased expenses in this regard for the foreseeable future that can be expected to adversely effect our ability to achieve profitability. That said, our primary goal and focus is to earn the business and partnership of all ethanol producers by demonstrating that they can make more money by working with us to maximize the benefits of our patented corn oil extraction technologies. For example, we have increased the corn oil production of one licensee by almost three times as compared to their yield prior to executing a license with us, and we have recently worked with another new licensee to demonstrate consistent yields of 4 gallons of corn oil for every 100 gallons of ethanol produced, a record rate of corn oil production which also corresponds to additional ethanol producer income, net of royalties paid to GreenShift, of $0.06 per gallon of ethanol produced.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Revenues

Total revenues for the nine months ended September 30, 2010 were $5,020,992 representing an increase of $2,410,197 over the nine months ended September 30, 2009 revenues of $2,610,795. Revenue for the nine months ended September 30, 2010 included $5,020,992 in licensing sales. In the comparable period of last year, our revenues were comprised of $2,556,123 from licensing activities.

Future growth in revenue will primarily depend upon the initiation of corn oil production by the Company’s existing licensees and the execution of additional royalty-bearing licenses for our technology, as well as price fluctuation in the markets for the corn oil since the royalty income we generate is tied to sales of corn oil extracted with our patented and patent-pending corn oil extraction technologies.

Gross Profit

Cost of revenues for the nine months ended September 30, 2010 were $4,804,283, or $3,488,968 net of a one-time write-down of inventory in the amount of $1,315,315. Net of this amount, gross profit for the nine months ended September 30, 2010 was $1,532,024, or about 31% of revenue. Gross profit realized during the same period in 2009 was $786,615, or about 30% of revenue. Cost of revenues will fluctuate from period to period due primarily to the price of corn oil (which is indexed to prevailing market prices at the time of shipment).We expect to achieve increased economies of scale as all of the Company’s existing licensees commence production of corn oil and as we execute new licenses for our patented extraction technologies. Gross margin in the future should improve if we are successful in this regard.

Loss from Operations

Operating expenses for the nine months ended September 30, 2010 were $4,543,976, almost all of which was general and administrative expenses. The most significant operating expenses incurred during the nine months ended September 30, 2010 were general and administrative expenses relating to pending litigation, as well as depreciation of about $788,000 and a non-recurring expense of about $695,000 relating to the Company’s construction of corn oil extraction systems at two ethanol facilities. In the nine months ended September 30, 2009, when we had limited litigation expenses, our general and administrative expenses were $2,526,138. However, we incurred total operating expenses of $14,462,532 in that period because we expensed a goodwill impairment charge of $7,281,993 relating to the divestiture of the Company’s former biodiesel refinery as well as $4,624,677 in bad debt expense. Depreciation expenses may decrease moving forward in connection with the pending completion of the YA Corn Oil Transaction and the transfer of the substantial majority of our remaining tangible assets to our joint venture with YA Corn Oil. Operating expenses can further be expected to decrease as a percentage of revenue in future periods as the Company’s existing licensees commence production of corn oil and if we execute new license agreements with ethanol producers for use of our patented corn oil extraction technologies.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2010 and 2009 was $(3,504,534) and $(4,230,162), respectively. Other income (expense) for the nine months ended September 30, 2010 consisted entirely of non-cash items, including $2,296,451 in accrued interest due to third parties, $629,109 in accrued interest due to related parties, and $724,851 in non-cash expenses associated with the conversion features embedded in the Company’s outstanding convertible debentures. The Company also realized expenses relating to the amortization of note discounts of $30,066 and $397,908, respectively, for the nine months ended September 30, 2010 and 2009.

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 815, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance of the debt instrument and record a conversion liability for the calculated value, which is added to the carrying value of the debenture. We then recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note. The additional value for the conversion features of $724,851 for the nine months ended September 30, 2010 has been recognized within “Other Income (Expense)” as changes in conversion liabilities in the accompanying financial statements, and includes an expense of $140,709 arising from the increased value of certain related party debt.

Net Income or Loss From Continuing Operations

Net loss for the nine months ended September 30, 2010 was $8,114,802 as compared to a loss of $7,495,533 from the same period in 2009. The net loss for the nine months ended September 30, 2009 was decreased by income of $10,410,597 associated with the disposal of discontinued operations, but also included non-recurring material expenses of $4,624,677 relating to a write-off of bad debt and a goodwill impairment charge of $7,281,993. The net loss for the same period in 2010 included accrued interest of about $2,925,000, a one-time inventory write-down of $1,315,315, depreciation expenses of about $788,000, expenses due to increased conversion liabilities of $724,851 relating to the Company’s convertible debt, and a non-recurring expense of about $695,000 relating to the Company’s construction of corn oil extraction systems at two ethanol facilities. All of these expenses were non-cash items. Management expects net loss from continuing operations to decrease in future periods as a result of the decreased interest and depreciation expenses expected moving forward after the conditions for closing of the YA Corn Oil Transaction have been satisfied; due to the absence of the non-recurring inventory and construction expenses incurred during 2010; and, due to increased economies of scale realized by the Company as its existing licensees commence production of corn oil and as the Company executes new settlement and license agreements with ethanol producers for use of its patented corn oil extraction technologies.

Three months ending September 30, 2010 compared to three months ending September 30, 2009

Revenues

Total revenues for the quarter ended September 30, 2010 were $1,720,173, representing an increase of $836,911, or about 95%, over the revenues of $883,262 generated during the same period last year. Future growth in revenue will primarily depend upon the initiation of corn oil production by the Company’s existing licensees and the execution of additional royalty-bearing licenses for our technology, as well as price fluctuation in the markets for the corn oil since the royalty income we generate is tied to sales of corn oil extracted with our patented and patent-pending corn oil extraction technologies.

Gross Profit

Cost of revenues for the three months ended September 30, 2010 were $2,580,576, or $1,265,261 net of a one-time write-down of inventory in the amount of $1,315,315. Net of this amount, gross profit for the nine months ended September 30, 2010 was $454,912, or about 26% of revenue. Gross profit realized during the same period in 2009 was $200,389, or about 23% of revenue. Cost of revenues will fluctuate from period to period due primarily to the price of corn oil (which is indexed to prevailing market prices at the time of shipment). We expect to achieve increased economies of scale as all of the Company’s existing licensees commence production of corn oil and as we execute new licenses for our patented extraction technologies. Gross margin in the future should improve if we are successful in this regard.

Loss from Operations

Operating expenses for the three months ended September 30, 2010 were $1,032,416, almost all of which was general and administrative expenses. The most significant operating expenses incurred during the three months ending September 30, 2010 were general and administrative expenses relating to pending litigation. In the three months ending September 30, 2009, when we had limited litigation expenses, our general and administrative expenses were $944,354. Operating expenses can further be expected to decrease as a percentage of revenue in future periods as the Company’s existing licensees commence production of corn oil and if we execute new license agreements with ethanol producers for use of our patented corn oil extraction technologies.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2010 and 2009 was $(995,969) and $(1,545,254), respectively. Other income (expense) for the three months ended September 30, 2010 consisted entirely of non-cash items. The Company also realized expenses relating to the amortization of note discounts of $8,333 and $203,926, respectively, for the three months September 30, 2010 and 2009.

The Company accounts for convertible debt in accordance with FASB Accounting Standards Codification, Topic 815, as the conversion feature embedded in the convertible debenture could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. We calculate the fair value of the conversion feature at the time of issuance of the debt instrument and record a conversion liability for the calculated value, which is added to the carrying value of the debenture. We then recognize changes in value for accretion of the conversion liability from present value to fair value over the term of the note. The additional income for the change in conversion features of $58,935 for the three months ended September 30, 2010 has been recognized within other income (expense) as changes in conversion liabilities in the accompanying financial statements, and includes expense of $49,103 arising from the increased value of certain related party debt.

Net Income or Loss From Continuing Operations

Net loss for the three months ended September 30, 2010 was $3,022,441 as compared to a loss of $3,464,149 from the same period in 2009. The net loss during the three months ended September 30, 2010 included accrued interest of $1,066,219, a one-time inventory write-down of $1,315,315, depreciation expenses of about $258,222, and income due to decreased conversion liabilities of $58,935  relating to the Company’s convertible debt. All of these income or expenses were non-cash items. Management expects net loss from continuing operations to decrease in future periods as a result of the decreased interest and depreciation expenses expected moving forward after the conditions for closing of the YA Corn Oil Transaction have been satisfied; and, due to increased economies of scale realized by the Company as its existing licensees commence production of corn oil and as the Company executes new settlement and license agreements with ethanol producers for use of its patented corn oil extraction technologies.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position and liquidity are, and will be, influenced by a variety of factors, including our ability to properly capitalize and generate cash flows from our operations, the level of our outstanding indebtedness and the interest we are obligated to pay on that indebtedness. Our primary sources of liquidity during the nine months ended September 30, 2010, included licensing sales and the proceeds from issuance of debt and common stock.

During the nine months ended September 30, 2010, net cash used in our operating activities was $27,959, as compared to the $1,245,657 provided by our operating activities during the same period last year. The primary reason for the increase was increased general and administrative expenses. In addition, during the nine months ended September 30, 2010 we obtained $1,433,175 from the issuance of convertible debentures and used almost all of that for our operations. During the nine months ended September 30, 2009, we obtained $2,100,053 from the issuance of convertible debentures but used about $1,029,474 in construction activities. Any cash we generate from our operating activities in the future will be applied to our operations until we exceed our cash flow break even point. Until we have reduced our current liabilities to equal or less than our current assets, the amount of cash that we have available for use in operations beyond break even will also be determined by the amount of cash that we can obtain from our financing activities.

Access to Capital

Viridis Capital, LLC ("Viridis"), Minority Interest Fund (II), LLC ("MIF"), Acutus Capital, LLC("Acutus"), and management personnel continue to provide us with the cash resources we require for our overhead needs, including all legal expenses incurred in the prosecution of infringing use of our patented technologies. Viridis is owned by our chairman, MIF is owned by a family member of our chairman, and Acutus is owned by our chairman's attorney and former professor. These investors collectively provided us with a total of $5,429,833 during the year ended December 31, 2009 and the nine months ended September 30, 2010. In total, Viridis (along with our chairman personally and an entity held in trust for the benefit of our chairman's wife (the "Kreisler Trust")), MIF, Acutus and current management have provided GreenShift and its affiliated companies and subsidiaries with more than $14,684,532 between January 1, 2005 and September 30, 2010. Viridis, the Kreisler Trust and our chairman collectively loaned $8,427,257 of this amount, about half of which was subsequently canceled, forgiven and contributed to shareholders' equity.

We plan to continue to rely on proceeds from financing activities completed with these and other investors while we execute on our plan to increase sales to generate sufficient cash flows from operating activities to cover all of our overhead needs on an ongoing basis. We have recently executed new license agreements that we expect will generate royalties in excess of our break-even costs and possibly at a level sufficient to realize profitability. We expect that we will start realizing these increased revenues upon the completion of assembly and installation of the equipment and components needed to apply our patented technologies at the relevant licensed ethanol plants in 2011.

In the meantime, we intend to use our available capital resources as judiciously as possible. Thus, while we would prefer to have a sizeable cash reserve (we only had about $36,993 cash as of September 30, 2010), the most cost-effective use of our resources under current market circumstances is to receive a number of small investments on a quarterly or more frequent basis at levels that match our ongoing operating cash needs.

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

Repayment of Technology Development Debt

During 2009 and the first nine months of 2010, we satisfied a total of $5,670,000 and $2,585,333 in convertible debt, respectively, by issuing Company common shares upon conversion by the debt holders. A key challenge and objective for us is to decrease and satisfy our existing convertible debt to YA Global in cost-effective ways by both avoiding the issuance of new convertible debt on expensive terms and by minimizing the issuance of common stock as much as possible. While the cash proceeds provided by our financing activities during 2009 and 2010 mostly involved issuance of new convertible debt to Viridis, MIF, Acutus and management, the pricing and other terms of that debt were on average much more favorable to the Company than terms available from any other investors; and, Viridis and MIF have expressed a willingness to fully convert all debt into equity on advantageous terms for GreenShift after we have satisfied the convertible debt due to YA Global.

Our ambition is to reduce and satisfy as much as possible of the remaining convertible debt that we currently owe to YA Global from sources not involving issuance of new common shares. We executed agreements in June 2010 for a transaction involving the transfer of four partially completed GreenShift-owned corn oil extraction facilities to a joint venture with YA Global. The transfer of these facilities to our joint venture with YA Global will allow us to repay a significant amount of our existing debt in a way that stabilizes our balance sheet and preserves the value of our shareholders’ equity. Importantly, upon satisfaction of the applicable closing conditions, our debt will be reduced by $10,000,000 under this transaction without issuing common shares, and we will have the ability to reduce debt by another $7,700,000 without issuing stock by meeting moving forward goals tied to the joint venture’s performance. The debt reduction described above will not occur unless the Company satisfies the outstanding connditions for closing of the YA Corn Oil Transaction.  Management expects to satisfy the closing conditions for this transaction before December 31, 2010. We are also currently evaluating opportunities for additional debt reduction.

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

Working Capital Deficit

The Company had a working capital deficit of $83,686,885 at September 30, 2010. Included in the deficit was $51,542,592 attributable to convertible debentures, which, unless we are successful in refinancing the Company’s convertible debt, will be satisfied by issuance of common shares. Also included in the deficit was $18,037,300 in contingent and unsecured obligations due from several of the Company’s discontinued subsidiaries, which amounts are recorded in liabilities for discontinued operations pending disposal as of September 30, 2010. We expect most or all of those liabilities to be extinguished upon the liquidation of the relevant subsidiaries. Net of these liabilities, we still faced a working capital deficit of $14,106,993. Our ability to satisfy those obligations will depend on our success in obtaining financing, our success in developing revenue sources, and our success in negotiating with the creditors. Management’s plans include raising additional proceeds from debt and equity transactions to fund operations, and to increase revenue and cut expenses. There can be no assurances that the Company will be able to eliminate both its working capital deficit and its operating losses.

Expected Activity Moving Forward

We anticipate achieving positive cash flow from operations during 2011 based on existing and recently executed license agreements involving our patented corn oil extraction technologies as the company's licensees complete construction of and initiate operations with licensed corn oil extraction systems. We intend to fund our principal liquidity and capital resource requirements through new financing and operating activities.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4	CONTROLS AND PROCEDURES
Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2010.

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

On October 13, 2009, GS CleanTech filed a legal action in the United States District Court, Southern District of New York captioned GS CleanTech Corporation v. GEA Westfalia Separator, Inc.; and DOES 1-20, alleging infringement of the ‘858 Patent ("New York I Action"). On October 13, 2009, GS CleanTech filed a Motion to Dismiss with the same court relative to a separate complaint filed previously by Westfalia captioned GEA Westfalia Separator, Inc.  v. GreenShift Corporation that alleged (1) false advertising in violation of the Lanham Act § 43(a); (2) deceptive trade practices and false advertising in violation of New York General Business Law §§ 349, 350 and 350-a; and (3) common law unfair competition ("New York II Action"). On October 13, 2009, Westfalia filed its First Amended Complaint in the New York II Action to include as a plaintiff, ethanol production company Ace Ethanol, LLC , and to add claims seeking a declaratory judgment of invalidity and non-infringement of the ‘858 Patent.  On October 13, 2009, ICM, Inc. filed a complaint in the United States District Court, District of Kansas in the matter captioned ICM, Inc. v. GS CleanTech Corporation and GreenShift Corporation, alleging unfair competition, interference with existing and prospective business and contractual relationships, and deceptive trade practices and also seeking a declaratory judgment of invalidity and non-infringement of the ‘858 Patent.

On October 15, 2009, in the New York I Action, GS CleanTech filed a Notice of Filing First Amended Complaint for infringement of the ‘858 Patent, along with a copy of the First Amended Complaint, which added ICM, Ace Ethanol, Lifeline Foods LLC and ten additional DOES as defendants in the New York I Action. On October 23, 2009, GS CleanTech's First Amended Complaint in the New York I Action was entered by the court. On November 5, 2009, in ICM’s Kansas lawsuit, GS CleanTech filed a motion to dismiss or, in the alternative, to transfer the Kansas case to New York for inclusion in the New York I Action. Also on November 5, 2009, in ICM’s Kansas lawsuit, ICM filed a motion to enjoin CleanTech and GreenShift from prosecuting the claims against ICM in the New York I Action. There have been no substantive rulings on the merits and Management is unable to characterize or evaluate the probability of any outcome at this time.

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

On May 6, GreenShift submitted a "Motion to Transfer Pursuant to 28 U.S.C. § 1407 for Consolidated Pretrial Proceedings" to the United States Judicial Panel on Multidistrict Litigation (the "Panel") located in Washington, D.C. In this motion, GreenShift moved the Panel to transfer and consolidate all pending suits involving infringement of GreenShift’s patents to one federal court for orderly and efficient review of all pre-trial matters. On August 6, 2010, the Panel ordered the consolidation and transfer of all pending suits in the U.S. District Court, Southern District of Indiana for pretrial proceedings (the "MDL Case").

On July 14, 2010, GS CleanTech commenced an action entitled GS CleanTech Corporation v. Adkins Energy, LLC, in the United States District Court, Northern District of Illinois alleging infringement of the ‘858 Patent.  On August 4, 2010, Adkins filed an answer to the complaint and included counterclaims seeking a declaratory judgment that Adkins does not infringe the '858 Patent and that the '858 Patent is invalid, and also alleging breach of contract. On August 11, 2010, GS CleanTech filed with the Panel a request that the Adkins action be deemed a "tag-along" action in the MDL Case and thereby requested that the Panel utilize its "tag-along" procedures to transfer the instant case to the Southern District of Indiana for coordinated or consolidated pretrial proceedings in the MDL Case.  On September 9, 2010, the Panel issued a conditional transfer order to transfer the Adkins action to the MDL Case.  On September 28, 2010, Adkins filed a motion to vacate the conditional transfer order wherein Adkins does not oppose the transfer of the patent related claims to the MDL Case but opposes the transfer of the breach of contract counterclaim to the MDL Case. The Panel has yet to rule on Adkins motion to vacate the conditional transfer order.

On October 14, 2010, GS CleanTech commenced an action entitled GS CleanTech Corporation v. Flottweg Separation Technology, Inc and Flottweg AG, in the United States District Court, District of Connecticut alleging infringement of the ‘858 Patent. On November 15, 2010, GS CleanTech filed an amended complaint alleging that Flottweg Separation Technology, Inc., has infringed the ‘858 Patent.  On October 22, 2010, GS CleanTech filed with the Panel a request that the Flottweg action be deemed a "tag-along" action in the MDL Case and thereby requested that the Panel utilize its "tag-along" procedures to transfer the Flottweg action to the Southern District of Indiana for coordinated or consolidated pretrial proceedings in the MDL Case.  On November 15, 2010, the Panel issued a conditional transfer order to transfer the Flottweg action to the MDL Case.

As part of the MDL Case, on November 15, 2010, GS CleanTech amended its complaint filed in the New York I Action to include a claim of patent infringement personally against the founder, CEO and President of ICM, and ICM amended its complaint filed in the Kansas action to include a claim seeking a declaratory judgment that the '858 Patent is unenforceable. The Court in the MDL Case has scheduled a preliminary injunction hearing on June 13, 2011 with respect to GS CleanTech’s pending motions for preliminary injunction involving Cardinal, Big River and ICM.

The Company estimates that more than 40 ethanol producers are infringing the Company’s patents. The Company intends to take all necessary steps to bring infringement of its patents to an end, including filing additional lawsuits involving any and all infringing use of the Company’s patents. The Company further plans to seek additional relief for instances of willful infringement. The Company’s position is that any infringing ethanol producer is liable for any infringing use of the Company’s patented technologies beginning on the publication date of the application that led to the ‘858 Patent.

ITEM 1A	RISK FACTORS
There was no material change to the risk factors recited in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
From time to time during the three months September 30, 2010, the Company issued a total of 634,922,700 shares to the Company’s various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $360,273. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity’s own account.  There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4	RESERVED
None.

ITEM 5	OTHER INFORMATION
None.

ITEM 6	EXHIBITS
The following are exhibits filed as part of GreenShift’s Form 10Q for the quarter ended September 30, 2010:

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

GREENSHIFT CORPORATION

By:	/S/	KEVIN KREISLER KEVIN KREISLER Chief Executive Officer

Date:		November 22, 2010

By:	/S/	EDWARD R. CARROLL EDWARD R. CARROLL Chief Financial and Accounting Officer

Date:		November 22, 2010