Form 10-Q/A
period 2010-11-23
GREENSHIFT CORP
filed 2010-11-23
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q/A
(Amendment No. 1)
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
(212) 994-5374
(Registrant's telephone number)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One): Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No _X_

The number of outstanding shares of common stock as November 23, 2010 was 13,245,845,005.

AMENDMENT NO. 1

This Amendment No.1 on Form 10-Q/A,  which amends and restates items  identified below with respect to the Form 10-Q,  filed by GreenShift  Corporation  ("we" or "the Company") with the Securities and Exchange Commission (the "SEC") on November 22, 2010 (the "Original Filing"), is being filed in order to correct a typographical error on the cover of the Original Filing with respect to the number of shares outstanding.

As of September 30, 2010, the Company had 2,402,232,719 shares of common stock issued and outstanding. As of November 23, 2010, and as further disclosed in Note 16, Subsequent Events, in the Original Filing, the Company issued an additional 843,612,286 shares of common stock upon the conversion of debt, as well as an additional 10,000,000,000 shares of restricted common stock to Viridis Capital, LLC on November 19, 2010 upon conversion certain shares of Series D Preferred Stock. Viridis is subject to a lock-up agreement pursuant to which Viridis is prohibited from pledging, hypothecating, selling or in any way transferring  its common or preferred stock in the Company including the shares described above. Thus, the Company had 13,245,845,005 shares of common stock issued and outstanding as of November 23, 2010.

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