Form 10-K
period 2010-12-31
GREENSHIFT CORP
filed 2011-04-01
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

COMMISSION FILE NO.: 0-50469

GREENSHIFT CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware		20-3148296
(State or other jurisdiction		(IRS Employer
of incorporation or organization)		Identification No.)

5950 Shiloh Road East, Suite N, Alpharetta, Georgia		30005
(Address of principal executive offices)		(Zip Code)
(212) 994-5374
(Registrant’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.	Yes		No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes		No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes	X	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the prior 12 months (or for such shorter period that the registrant was required to submit and post such files).
	Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
	Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer[ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes		No	X

As of June 30, 2010 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $1,740,000.

As of March 30, 2011, there were 15,234,104,393 shares of common stock outstanding.

GREENSHIFT CORPORATION
ANNUAL REPORT ON FORM 10K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

Part I		Page No

Item 1	Business	4

Item 1A	Risk Factors	15

Item 2	Description of Properties	26

Item 3	Legal Proceedings	26

Item 4	Reserved	28

Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer	29
	Purchase of Equity Securities

Item 6	Selected Financial Data	29

Item 7	Management’s Discussion and Analysis	30

Item 8	Financial Statements and Supplementary Data	36

Item 9	Changes and Disagreements with Accountants on Accounting and Financial Disclosure	76

Item 9A	Controls and Procedures	76

Part III

Item 10	Directors, Executive Officers and Corporate Governance	77

Item 11	Executive Compensation
		79
Item 12	Security Ownership of Certain Beneficial Owners, and Management and
	Related Stockholder Matters
		79
Item 13	Certain Relationships and Related Transactions and Director Independence
		80
Item 14	Principal Accountant Fees and Services
		81
Part IV

Item 15	Exhibits and Financial Statement Schedules	82

	Signatures	83

PART I

CONVENTIONS USED IN THIS REPORT

In this Annual Report on Form 10-K, the terms “we,” “our,” “us,” “GreenShift,” or the “Company” refer to GreenShift Corporation, and its subsidiaries on a consolidated basis. The term “GreenShift Corporation” refers to GreenShift Corporation on a standalone basis only, and not its subsidiaries. The following is a list of the acronyms and other naming conventions used in this report, unless otherwise specified:

CARB	refers to the Air Resources Board of the California Environmental Protection Agency;

USEPA	refers to the U.S. Environmental Protection Agency;

EIA	refers to the U.S. Energy Information Association;

NBB	refers to the National Biodiesel Board;

RFA	refers to the Renewable Fuels Association;

RFS or RFS2	refers to the Renewable Fuel Standard published by the EPA

TJPC	refers to The Jacobsen Publishing Company;

TNS	refers to the Trade News Service;

USDA	refers to the U.S. Department of Agriculture;

SEC	refers to the U.S. Securities and Exchange Commission;

MMGY	refers to million gallons per year;

BGY	refers to billion gallons per year;

Btu	refers to British thermal units;

MMBtu	refers to million British thermal units; and,

gCO2	refers to grams of carbon dioxide.

MARKET AND INDUSTRY DATA FORECASTS

This document includes data and forecasts that the Company has prepared based, in part, upon information obtained from industry publications. Third-party industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. In particular, we have based much of our discussion of the biodiesel and ethanol industries, including government regulation relevant to the industry, on information published by the NBB, the national trade association for the U.S. biodiesel industry, and the RFA, the national trade association for the U.S. corn ethanol industry. Each is a trade organization for their respective industry and they may present information in a manner that is more favorable than would be presented by an independent source. We have also used data and other information in this document that was published by the TNS, TJPC, the EIA, the USEPA, the USDA, and CARB. Forecasts in particular are subject to a high risk of inaccuracy, especially forecasts projected over long periods of time.

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We make certain forward-looking statements in this Annual Report on Form 10-K and in documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

-	the volatility and uncertainty of commodity prices;

-	operational disruptions at ethanol production facilities;

-	the costs and business risks associated with developing new technologies;

-	our ability to develop and commercialize our technologies;

-	the impact of new, emerging and competing technologies on our business;

-	the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes or other external factors over which they have no control;

-	the effects of mergers and consolidations in the biofuels industry and unexpected announcements or developments from others in the renewable fuels industry;

-	our reliance on key management personnel;

-	changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;

-	limitations and restrictions contained in the instruments and agreements governing our indebtedness;

-	our ability to raise additional capital and secure additional financing;

-	our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

-	other risks referenced from time to time in our filings with the SEC and those factors listed in this Annual Report on Form 10-K for the year ended December 31, 2010 under Item 1A, Risk Factors.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this report or in any document incorporated by reference might not occur. Investors are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference in this report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1	BUSINESS

OVERVIEW

GreenShift Corporation (“we,” “our,” “us,” “GreenShift,” or the “Company”) develops and commercializes clean technologies that facilitate the more efficient use of natural resources. We are focused on doing so today in the U.S. ethanol industry, where we innovate and offer technologies that improve the profitability of licensed ethanol producers.

We invented, developed, commercialized, perfected, and patented new technologies that integrate into the back-end of existing dry mill corn ethanol plants to tap into a new reserve of inedible crude corn oil with an estimated industry-wide output of more than 800 MMGY, an amount capable of offsetting more than about 20 million barrels of fossil fuel-derived crude oil per year. This corn oil is a valuable feedstock for use in the production of advanced carbon-neutral liquid fuels and other biomass-derived alternatives to fossil fuel-based products.

Our corn oil extraction technologies are widely considered to be the quickest and best path for margin improvement for corn ethanol producers today. The current market value of corn oil recovered by our licensees is about $3.60 per gallon – more than six times higher than its value without use of our patented corn oil extraction processes. Our corn oil extraction technologies increase corn-to-biofuel yields while reducing the energy and greenhouse gas intensity of corn ethanol production for dry mill ethanol producers. These benefits correspond to increased ethanol producer income ranging from about $0.08 to more than $0.20 per gallon of ethanol produced depending on the extent to which the producer uses our patent and patent-pending extraction technologies; and, ethanol producer paybacks of less than 1 year at current market prices. No technologies have been developed, commercialized and made available to corn ethanol producers in the history of the ethanol industry that begin to approach these results.

About 10% of the ethanol industry has licensed our patented and patent-pending corn oil extraction technologies. We believe that this amount will grow to at least 20% by the end of 2011. In February 2010, the EPA published its estimate that 70% of the U.S. ethanol industry will use back-end corn oil extraction technology to produce 40% of America’s biodiesel feedstock by 2022. At the end of 2010, industry publications were predicting the adoption of back-end corn oil extraction by the entire industry. If that actually occurs, if our patented technologies actually standardize and shift the majority of the U.S. ethanol industry into increased efficiency and profitability, then we will have fulfilled our founding mission of building value by developing and using technology to catalyze disruptive environmental gain.

We believe that the first, best and most cost-effective way to achieve positive environmental change of any magnitude is to develop technology-driven economic incentives that motivate large groups of people and companies to make incremental environmental contributions that are collectively very significant. At projected levels of adoption, that is precisely what our patented corn oil extraction technologies will have done by sustainably producing globally-meaningful quantities of new carbon-neutral liquid fuels for distribution through existing fossil fuel supply chains; displacing more than 20 million barrels per year of crude oil; saving trillions of cubic feet per year of natural gas; eliminating tens of millions of metric tons per year of greenhouse gas emissions; and infusing more than an estimated $2 billion per year of increased income into the corn ethanol industry – the foundation of North America’s renewable fuel production capability.

We are focused on driving and supporting the full utilization of our patented corn oil extraction technologies by as many licensed ethanol plants as possible, as quickly as possible. We generate revenue by licensing our technologies to ethanol producers, and by providing our licensees with success-driven, value-added services and other solutions based upon our expertise, know-how, technologies, and patent position.

We also maintain our strong commitment to continued innovation and have many additional patents pending for our portfolio of strategically-compatible cleantech designed to leverage our extraction platform and further strengthen the significant competitive advantages that our technologies provide to licensed ethanol producers.

THE U.S. ETHANOL PRODUCTION INDUSTRY

Ethanol is a clean-burning, high-octane fuel that is produced from the fermentation of carbohydrates such as grains, starches and sugars. Ethanol is produced mostly from corn in the U.S., and it is primarily used as a gasoline additive to increase octane rating and to comply with air emissions regulations by reducing emissions of carbon monoxide and nitrogen oxide.

Fuel blended with ethanol is approved for use by major motor vehicle manufacturers and is often recommended because of ethanol’s clean burning characteristics. According to statistics released by the RFA and EIA, ethanol was blended into more than 50% of the gasoline sold in the U.S. during 2010, and comprised about 9% of the 138 billion gallons of gasoline consumed last year in the U.S.

The U.S. ethanol industry has grown significantly over the past 30 years, from an industry-wide output of 175 million gallons per year in 1980, to about 3.4 billion gallons produced during 2004, to about 13.2 billion gallons in 2010 according to the RFA. Demand for ethanol in the United States is expected to increase due to a number of factors, mostly by policies focused on reducing reliance on fossil fuel-based transportation fuels, volatile petroleum prices, heightened environmental concerns, and energy independence and national security concerns. Corn ethanol can be expected to comprise an increasingly larger portion of the U.S. liquid fuel supply during the next several years, as more fully described below:

Environmental Benefits
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

Blending Benefits
Ethanol has an octane rating of 113, and is added to gasoline to raise the octane level of gasoline. Unblended gasoline typically has a base octane level of approximately 84. Typical gasoline and ethanol blends have octane ratings ranging from 87 to 93. Higher octane gasoline has the benefit of reducing engine knocking. Gasoline with higher octane typically has been sold at a higher price per gallon than lower octane gasoline. Ethanol is also a strategically valuable fuel stock extender given energy independence concerns. Use of ethanol in the U.S. gasoline supply has grown from 1.3% in 2000 to about 9% in 2010 according to the EIA. In 2010 alone, ethanol replaced the need for approximately 297 million barrels of crude oil in the U.S. In March 2009, an ethanol industry trade association and 54 ethanol producers requested that the EPA approve the use of up to 15% ethanol blended with gasoline (E15). The EPA recently approved the use of E15 for passenger vehicles manufactured after 2001, paving the way for more than 60% of the 129 million domestic passenger vehicles in service to run on E15. We believe that ethanol blended in the U.S. gasoline supply is an important first step towards the long-term introduction of renewable fuels into the transportation sector.

Favorable Economics
We believe that the production costs of ethanol are lower than the production costs of gasoline. These economics are improved by the “blender’s credit” (Volumetric Ethanol Excise Tax Credit, or VEETC), which can be captured by refiners or passed on to consumers for a benefit of $0.45 per gallon of ethanol. The blender’s credit was renewed in 2010 and is set to expire on December 31, 2011.

Use Mandates
In addition to the blender’s credit, the growth in ethanol usage has also been supported by legislative requirements dictating the use of renewable fuels, including ethanol. The Energy Independence and Security Act of 2007, confirmed by the EPA regulations on the Renewable Fuel Standard, or RFS2, issued on February 3, 2010 mandated a minimum usage of corn-derived renewable fuels of 10.5 billion gallons in 2009 and 12.0 billion gallons in 2010. The upper mandate for corn-based ethanol is 15.0 billion gallons by 2015.

ECONOMICS OF ETHANOL PRODUCTION

The profitability of corn ethanol producers is directly related to and strongly impacted by commodity prices. Historically, these commodities primarily included ethanol, corn, natural gas and distillers grain.

Increases in corn or natural gas prices and decreases in ethanol or distillers grain prices can have an adverse impact on an ethanol producer’s cash flow, ability to service debt and profitability. Ethanol producers are generally unable to pass increased corn prices along to their customers since ethanol competes with fuels that are not derived from corn. Further, prices and supplies of these commodities are subject to and determined by market forces over which ethanol producers have no control, such as weather, farmer planting decisions, domestic and global demand, export prices, and general economic, market, and various governmental policies. The timing, significance and relative impact of these factors is complex and difficult to predict.

Commodity price volatility can present ethanol producers and their stakeholders with significant risks. A sustained narrow spread between ethanol and corn prices would adversely affect the liquidity of an ethanol producer. An ethanol producer could be forced to suspend production as a result of commodity price volatility if its ethanol and co-product sales are insufficient to cover its production costs.

The “crush spread” is commonly used as an indicator of producer profitability. The simple crush spread is conventionally defined as the market value of 2.8 gallons of ethanol less the cost of one bushel of corn. The graph below shows the impact of volatility in the ethanol and corn markets on the crush spread between 1982 and 2010.

Producers can partly mitigate the impact of commodity risk with disciplined management and scale, however, the best mitigant is for producers to increase the spread by implementing new technologies and practices that increase output and sales while decreasing raw material consumption and production costs.

OUR PATENTED CORN OIL EXTRACTION TECHNOLOGIES

About 33% of each bushel of corn accepted by corn ethanol producers is refined into ethanol in a process called fermentation. The output of fermentation contains ethanol, water, protein, fiber and corn oil. This mixture is distilled to boil off the ethanol for purification in a molecular sieve, leaving the remainder of the mixture in the bottom of the distillation stage. The distillation bottom, or the whole stillage, is conventionally subjected to mechanical and then thermal dewatering to produce a co-product called distillers grain.

Our patented and patent-pending extraction technologies bolt-on to the back end of the dry mill ethanol production process, where they intercept the flow of the whole stillage at various points downstream of the distillation equipment and before final dewatering. We condition the stillage, extract the oil, and return the flow back to the production of the host ethanol producer. The extracted oil is then stored and shipped for refining. The following is a simplified flowchart showing the flow of oil from corn through distillation to our patented corn oil extraction process (shown at the bottom of the flowchart):

Our corn oil extraction technologies can recover in excess of 1.33 pounds of corn oil for every bushel of corn processed into ethanol, a rate that corresponds to about 6.5 gallons of corn oil for every 100 gallons of ethanol produced. Recovery is accomplished in various methods, the first two of which extract oil from whole stillage (Method II) and an intermediate form of stillage called thin stillage (Method I). We have demonstrated that a properly designed, capitalized, installed and operated Method I extraction system can consistently produce more than 0.91 pounds of corn oil per bushel of corn, or about 4.4 gallons of corn oil for every 100 gallons of ethanol produced.

Increased Ethanol Producer Output and Sales

The corn oil that is recoverable from the ethanol production process with our patented technologies was historically not recovered by ethanol producers. It was instead sold with distillers grain for comparatively low value. More than about 1.68 billion gallons of unrecovered corn oil passed through the U.S. ethanol industry between 1982 and 2004 – the year that we demonstrated the feasibility of our corn oil extraction technologies. This unrecovered corn oil had a market value of more than $1.54 billion but was instead sold, trapped in distillers grain, for about $680 million. The following graph shows the estimated historical value of the corn oil extractable with our patented technologies as compared to the value of distillers grain:

As a result of commercializing our patented corn oil extraction technologies between 2005 and 2010, our corn oil extraction technologies have been accepted by producers as a competitively necessary addition to the ethanol production process. Still, despite the recent increased market adoption of our technologies, the vast majority of the corn oil recoverable with our patented and patent-pending technologies remains unrecovered.  Between 2005 and 2010, U.S. ethanol producers recovered less than 10% of the 2.79 billion gallons of corn oil that we estimate was recoverable during that same period with our technologies. The average prices of corn oil and distillers grain from 2005 to 2010 were about $0.22 and $0.06 per pound, respectively. At those prices, we estimate that the market value of the unrecovered oil that was sold with distillers grain between 2005 and 2010 was about $4.9 billion.

The graph below plots the growth of the ethanol industry against the volume and value of the corn oil that could have been produced had our patented and patent-pending technologies been installed at, and fully utilized by, all dry mill ethanol facilities industry-wide upon the start-up of each facility (ethanol output is shown in millions of gallons per year on the left axis, and the potential corn oil volume and market value is shown in millions of gallons per year and millions of dollars per year, respectively, on the right axis):

Reduced Ethanol Production Costs

The incremental operating cost to ethanol producers of extracting corn oil with our technologies is negligible. Corn oil extraction systems based on our technologies readily integrate into the ethanol process and can be operated by existing staff. However, use of our patented and patent-pending corn oil extraction processes will in fact reduce the amount of energy consumed by host ethanol plants that produce dried distillers grain by about 3,070 Btu per gallon of ethanol produced, or by about 8.53%. This data is consistent with data reports recently published by the EPA and CARB. These savings are driven by three sources: (1) the improved heat transfer efficiency during dewatering as a result of the insulating characteristics of the extracted oil; (2) the increased drying efficiency resulting from a lower mass flow through the rotary dryers; and (3), the improved flow characteristics of distillers grain after corn oil removal, resulting in reduced drying time.

The energy savings capabilities of our technologies translates to about $235 million that could have been realized by the U.S. ethanol industry between 1982 and 2004, and about another $735 million from 2005 to 2010, assuming full utilization of our technologies at all dry mill plants during that time.

These lost potential savings are shown in the graph below (energy consumption and the potential historical energy reduction of corn oil extraction use are shown in millions of MMBtu, or trillions of Btu, and the potential historical savings of corn oil extraction use are shown on the right axis in millions of dollars):

Enhanced Lifecycle Carbon Footprint

The net reduction in total energy consumed by ethanol producers results in reduced greenhouse gas emissions and a corresponding carbon intensity credit of 1.616 gCO2 per MJ of ethanol produced, or about 130 gCO2 per gallon of ethanol produced. At 6.5 gallons of corn oil recovered for each 100 gallons of ethanol, this credit is equivalent to 15.9 gCO2 per MJ of corn oil produced (after taking into account the difference in energy between corn oil and ethanol), or about 2,010 gCO2 per gallon of corn oil produced.

These rates correspond to about 9 million metric tons of carbon emissions that could have been avoided between 1982 and 2010 had our corn oil extraction technologies been used by all dry mill ethanol producers during that time. These rates also translate to about 1.55 million metric tons of carbon that can be avoided annually at the current ethanol output of the industry, and about 1.76 million metric tons at the 15 billion gallon production level mandated by 2015. A single 100 million gallon per year ethanol plant could reduce its carbon footprint by about 13,000 metric tons per year by using our extraction technologies. These savings correspond further to carbon offset credits that can range in value from $1.00 to $9.00 per metric ton.

Impact on Crush Spread

Our patented and patent-pending corn oil extraction technologies enable licensed ethanol producers to increase sales with a new co-product while decreasing production costs. Increasing profitability and diversifying cash flows decreases risk by partially insulating licensed producers from the commodity price volatility described above. These benefits collectively converge to provide our licensees with a significant competitive advantage as compared to producers that have not licensed our patented and patent-pending corn oil extraction technologies.

The graph immediately following this paragraph shows the simple crush spread (the market value of 2.8 gallons of ethanol less the cost of one bushel of corn) between 1982 and 2010. The impact of energy cost and savings, carbon credits, and distillers grain is not included. The grey-shaded area is the crush spread (in dollars); the black area shows the additional contribution of corn oil sales (also in dollars); and, the black bars below  illustrate the relative increase in cash provided by corn oil sales (as a percentage of the crush spread):

The graph below shows the same information as above but more recently, between 2007 and 2010:

Full utilization of our corn oil extraction technologies between 2007 and 2010 could have increased a licensed producer’s crush spread by an average of 28%. Increased cash flows of that magnitude provide a powerful competitive advantage. We believe that this is particularly true when the crush spread decreases and the contribution of corn oil to a producer’s cash flow becomes critical to the producer’s ongoing liquidity needs. For example, more than 20% of all U.S. ethanol facilities ceased operations during 2008 and 2009 due to financial stress. Of these, we estimate that only 1 plant had corn oil extraction installed. Conversely, we estimate that more than an additional 35 plants were using our extraction technology during this same timeframe and, to our knowledge, only 1 of these plants ceased operations.

Significant Competitive Advantage

The profitability of an individual ethanol producer is critically dependent on and very sensitive to its relative variable cost position as compared to an average plant. Further, recent volatility and strain on ethanol producers has demonstrated that efficiency improvements are not just about maximizing profit, but rather also about insulating a producer’s ability to continue to operate and survive when confronted with negative movement in the commodity markets.

Ethanol plants that use our patented and patent-pending corn oil extraction technologies have the ability to decrease their variable costs and both diversify and increase revenues derived from their existing supply of corn. This desensitizes our licensees to risk and gives them the ability to service debt and stay in production, while less efficient plants breach covenants or are forced to shut down.

We believe that there are currently no technologies that have been commercialized and made available to corn ethanol producers that give them anything approaching the degree of competitive advantage made possible by our extraction technologies.

The following chart summarizes the potential benefits of our patented and patent-pending corn oil extraction technologies for ethanol producers at full utilization of 1.33 pounds of corn oil per bushel of corn, or 6.5 gallons of corn oil for every 100 gallons of ethanol produced:

Full Utilization (1.33 lbs/bushel)	Per Gallon of Ethanol Produced	Single 100MMGY Ethanol Plant	Industry-Wide
			Current	2010	2005 – 2010	1982 – 2004
Corn oil (MMGY)	0.065 gallons	7.09	803	768	2,791	1,678
Reduction in energy use (MMBtu)	3,070 Btu	276,000	38,212,000	36,554,000	132,869,000	79,905,000
Reduction in carbon (metric tons)	130 gCO2	13,000	1,618,000	1,547,000	5,626,000	3,383,000
Value of corn oil (millions)	$0.26	$25.54	$2,890	$1,598	$4,985	$1,546
Value of energy savings (millions)	$0.01	$1.15	$159	$152	$735	$235

EPA Designation as Advanced Technology

EPA has established a requirement that corn ethanol production in excess of the levels produced in December 2010 must reduce GHG emissions by more than 20% as compared to gasoline in order to qualify for assignment of a Renewable Identification Number (“RIN”). RINs are required to prove a gasoline blender has used the required amount of a renewable fuel to meet the EPA mandated volumes each year. This requirement applies to new ethanol plants and to expansions of existing facilities beyond their permitted ethanol production maximums.

EPA has ruled that new ethanol production will meet the 20% GHG emission reduction standard if the plant uses one or more “Advanced Technologies.” The ethanol produced by a new ethanol production facility or expansion will be deemed to be a renewable fuel if the plant producing the ethanol meets any of the following criteria: (1) it dries less than 50% of its distillers grain, (2) it dries no more than 65% of its distillers grain and uses one Advanced Technology, or (3) it uses two Advanced Technologies. In other words, if an ethanol plant sells more than half of its distillers grain as wet distillers grain, that plant can use one Advanced Technology to generate RINs for its production, but if it dries most of its distillers grain, it must use more than one Advanced Technology.

The EPA has designated back-end corn oil extraction as an Advanced Technology. EPA further clarified that to get credit for an Advanced Technology using back-end extraction, the ethanol plant must extract corn oil from 90% of its production and achieve an annual recovery of 1.33 pounds of corn oil per bushel of corn processed to make ethanol. As an example, if a typical plant uses corn containing about 3.8% corn oil, or approximately 2.1 pounds of corn oil in a 56-pound bushel, then EPA’s target represents about a 62% total oil extraction rate.

Plant conditions vary, but our patented and patent-pending corn oil extraction technologies can generally recover about 70% of the oil from thin stillage, or about 0.74 pounds per bushel of corn. We can double that yield to approximately 1.5 pounds per bushel with another method applied to whole stillage. While each ethanol plant will be different, depending on the corn available, chemicals used, and other process variations, an Advanced Technology can be claimed by an ethanol producer that uses our technologies to extract corn oil.

In order to produce a renewable fuel that generates RINs, new or expanded plants may use corn oil extraction and either produce 35% wet DGS or add an additional Advanced Technology.

EPA concluded in its Regulatory Impact Analysis for RFS2 that:

“Extraction of oil from the thin stillage or distillers’ grains with solubles (DGS) streams is a proven technology that can be retrofitted into existing plants relatively cheaply…approximately 70 percent of projected total ethanol production will implement some type of corn oil extraction system by 2022, generating approximately 680 million gallons per year of corn oil biofuel feedstock.”

OUR COMPETITIVE STRENGTHS

We have focused our efforts to date on improving the efficiency and profitability of corn ethanol producers, and we have developed a portfolio of patented and patent-pending technologies designed to do so. This portfolio is our core asset and we believe that it provides us with a key competitive advantage.

Our patented and patent-pending corn oil extraction technologies are proven to deliver increased profit, reduced energy costs, a smaller carbon footprint, and lower risks to licensed ethanol producers. In addition, ethanol producers that enter into a license with us can share in the competitive protections afforded us by the U.S. patent laws. These benefits collectively provide licensed ethanol producers with a powerful competitive advantage when compared to ethanol producers that do not license our technologies.

We believe that we have developed a core competency in technology commercialization, and that we have significant expertise and know-how in the design, integration and operation of systems based on our patented corn oil extraction processes. Our expertise, know-how, technologies and patent position collectively comprise our primary competitive strength, and form the basis for the value-added solutions that we offer our clients.

We generate revenue from royalties that are tied to corn oil sales. Our success is based on the ongoing production and sale of oil by our licensees, at the least cost and for the highest value. In contrast to our competitors, we generate sales when our licensees make money from using our technologies. We believe that our royalty model provides us with a natural and competitively important incentive to ensure that our licensees design, deploy and operate the best extraction system for their specific needs and goals.

Any construction contractor approved for work at an ethanol plant can install an extraction system based on our patented technologies. Designing the right system, installing it in the right place, and operating it under the right conditions is far more challenging. Chemistry, oil content and other conditions relevant to extraction vary from one plant to the next and over time. Our preferred corn oil extraction system design is well established, refined after much experimentation such that optimum design parameters are clear. We learned through trial and error as the inventors to select components and equipment to establish installation and operating parameters that will produce the highest yield with less than 1% planned down time. Installation of our preferred system design at a new ethanol plant involves a simple, unobtrusive, plug-and-play integration to gain the most production at the least cost. Producers using our preferred system design and ongoing technical support services benefit from increased optionality and co-product optimization over time in response to dynamic, ever-changing market conditions.

We believe that our extraction technologies provide us with a strategic platform to commercialize and integrate additional technology upgrades into first generation corn ethanol plants. Our portfolio of patented and patent-pending Backend Fractionation™ technologies is designed with this in mind. We have developed a number of innovative, pre-commercial biological, chemical and physical technologies that are designed to leverage our existing extraction platform to further increase the profitability of corn ethanol producers.

These technologies are intended to address the following key goals for ethanol producers: increase co-product value; decrease energy consumption and lifecycle carbon emissions; reduce commodity and financial risk; diversify the feedstock mix accepted and refined into biofuel; and, standardize corn-friendly cellulosic technology by building on the existing corn ethanol complex. Our Backend Fractionation™ portfolio includes the following technologies, among others:

Technology	Function	Status
Method I Corn Oil Extraction	Extraction of corn oil from distillers grain – thin stillage	Commercially Available
Method II Corn Oil Extraction	Extraction of corn oil from distillers grain – whole stillage	Commercially Available
Integral Refining	Integrated refining upgrade for corn oil extraction systems	Commercially Available
Distillers Dried Solubles	Refines defatted syrup into new high value co-product	Pilot Stage
Method III Cellulosic Oil™	Oleaginous microbes convert biomass into lipids and protein	Bench Stage
Energy & Water Recovery	Energy recovery and water removal during evaporation	Bench Stage
Protein Recovery	Fractionates DDG into high and low protein products	Bench Stage

OUR GROWTH STRATEGY

We are focused on licensing and facilitating the integration of our patented and patent-pending corn oil extraction technologies into as many dry mill ethanol plants as possible, as quickly as possible; with as much corn oil produced by our licensees as possible. Our strategy is to win the business and partnership of ethanol producers by providing value-added solutions that are based on our competitive strengths outlined above. Our growth moving forward will be dependent on our ability to be successful in this regard.

Our revenues can be expected to consist chiefly of ongoing royalty fees that are based on the amount of oil that our licensees produce. Since our technologies are deployed in various methods, each new license agreement becomes both a source of current revenue and a highly-qualified opportunity for increased revenue in the future through yield improvement and additional systems integration. Our growth plans primarily involve the execution of license agreements and thereafter working with our licensees to maximize the yield and benefits of our corn oil extraction technologies.

We offer systems design and integration services in order to help our corn oil extraction licensees to meet their needs. These activities may result in additional revenue growth. Product diversification also remains a key objective; our commercialization plans for our other Backend Fractionation™ technologies are based on leveraging our existing extraction platform and working with our existing corn oil extraction licensees to further improve their profitability.

In February 2010, the U.S. EPA published its estimate that, by 2022, 70% of the U.S. ethanol industry will use back-end corn oil extraction technology to produce about 6.5 gallons of corn oil for every 100 gallons of ethanol produced, or about 680 million gallons per year of extracted corn oil. Our current licensees correspond to about 10% of the industry. We believe that we will approximately double our market penetration during 2011, by executing new corn oil extraction license agreements with ethanol producers corresponding to an aggregate capacity of at least 1.3 billion gallons per year of ethanol.

COMPETITION

Front End Oil Extraction

Conventional varieties of corn have an average fat content of about 3-4%. This fat can either be extracted at the front or the back of an ethanol plant in the form of corn oil. Our patented and patent-pending oil extraction technologies remove the oil at the back of the plant.

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

According to the EPA’s February 2010 Regulatory Impact Analysis, “while the production capacity of the plant increases with the addition of dry fractionation, the amount of corn used to produce a gallon of ethanol increases by approximately 2-3% due to starch loss in the fractionation process. The starch losses associated with dry fractionation do not occur with [backend] corn oil extraction as the whole kernel still goes through the fermentation process.” In addition, front end fractionation is very capital intensive – up to four or more times the capital cost of our backend oil extraction technologies. Consequently, whereas the EPA projected that 70% of the ethanol industry will use backend extraction technology by 2022, the EPA estimated that only about 20% of the industry will use front end separation technology.

Our view is that retrofitting the front end of the dry mill process introduces unnecessary risk that is just not practical. We believe that interrupting the flow of starch is not the answer; there are cheaper, intrinsically better ways of getting more out of starch that do not risk the host facility’s ability to produce ethanol. The cheaper, better, safer path is to intercept, streamline and upgrade the co-product flow at the back end – after the ethanol has been removed and sold. This is a key principle of our Backend Fractionation™ technology development strategy.

Equipment Suppliers

Our preferred corn oil extraction system design uses components and equipment that we have proven will maximize yield with less than 1% planned down time. A number of equipment suppliers offer different components and equipment to ethanol producers for use in a manner which infringes our patented extraction technologies.  We do not believe that competing system designs offered to ethanol producers by such third parties have capabilities and advantages comparable to our preferred system design.

We have initiated several infringement actions involving some of the above suppliers and ethanol producers (see Note 15 to Consolidated Financial Statements, Commitment and Contingencies, below). Executing a business model based on licensing requires us to invest in the protection of our intellectual property rights and the prosecution of infringement. We believe that litigation will be necessary, not to disrupt the availability of corn oil extraction technology, but rather to maximize its use by as many producers as possible on fair terms; to protect the competitive advantage of our licensees; to deter infringement; and, to ensure that we receive reasonable compensation for our proprietary technologies.

MINORITY INVESTMENTS

The Company holds a minority investment in ZeroPoint Clean Tech, Inc., a renewable energy technology and project development company. ZeroPoint believes that it has developed a highly efficient biomass gasification process capable of converting biomass into renewable synthesis gas to create carbon-neutral energy.

INTELLECTUAL PROPERTIES

GreenShift Corporation holds a number of patents, patent applications, licenses and trademarks. GreenShift, the GreenShift Logo, the Tornado Generator, Cellulosic Oil, and Cellulosic Corn brand names, and the Natural Solutions and A Clear Vision for a Better Environment taglines are all registered trademarks of GreenShift Corporation. We protect our intellectual properties through a combination of patents, patent applications, license and distribution agreements, common law copyrights and trade secrets. The first of our oil extraction patents does not expire until 2028. All of our technical employees enter into confidentiality, non-competition and invention assignment agreements. We also require our vendors, customers and others to enter into confidentiality agreements of varying scope and duration prior to being given access to our proprietary information regarding our technology. There can be no assurance that such measures will be adequate to protect our technologies.

ENVIRONMENT, HEALTH AND SAFETY MATTERS

Our design, engineering, licensing, installation, commissioning and maintenance services are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; as well as the health and safety of our employees. These laws, regulations and permits require a standard of care to control potential pollution and limit actual or potential impacts to the environment and personnel involved. While we regularly exceed health, safety and environment requirements, a violation of these laws and regulations, or of permit conditions, can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or facility shutdowns. We do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. Operating expenses to meet regulatory requirements, including all environmental permits, will be an integral part of service costs. Costs for compliance with environmental laws include safety and health protection measures, controls limiting air emissions and effluent discharges, emergency response capabilities, storm water management, recordkeeping and training. We often assist our customers in environment, health and safety compliance issues, including new requirements concerning greenhouse gas emissions. It may not be possible to completely segregate our environment, health and safety responsibilities from those of our customers

OTHER CONTINGENCIES

Under GreenShift’s insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $25,000. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate with a $4,000,000 umbrella policy.

EMPLOYEES

GreenShift Corporation currently has 14 full-time employees as of March 30, 2011. In addition to its executive officers, GreenShift employs sales personnel, staff engineers, process managers, maintenance managers, administrative personnel and general facility technicians. There is no union representation for any of our employees.

ITEM 1A	RISK FACTORS

There are many important factors that have affected, and in the future could affect, our business, including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

RISKS RELATING TO ECONOMIC CONDITIONS AND THE FINANCIAL MARKETS

Our licensees rely on cash generated from operations and external financing in order to capitalize the purchase and installation of the systems necessary to use our patented and patent-pending corn oil extraction technologies. Limitations on access to external financing could adversely affect our operating results.

Some ethanol producers have faced financial distress recently, culminating with bankruptcy filings by several companies over the past three years. This, in combination with continued volatility in the capital markets has resulted in reduced availability of capital for the ethanol industry generally. Construction of corn oil extraction systems by our licensees is capital intensive and our licensees may not be able to access the capital they need to pay for the components, equipment and installation services needed to implement our technologies (despite the fact that a new licensee would see a return of capital within less than a year at current corn oil market prices). Increases in the liquidity requirements of our licensees could occur due to, for example, increased commodity prices. Our results of operations are dependent on the ability of our licensees to profitably operate their businesses and overall commodity market conditions. In addition, we may need to raise additional financing to refinance our convertible debt balances or to fund new growth. In this market environment, we may experience limited access to incremental financing. This could cause us to defer or cancel growth projects, reduce our business activity or, if we are unable to meet our debt repayment schedules, cause a default in our existing debt agreements. These events could have a materially adverse effect on our operations and financial position. Our ability to repay current and anticipated future indebtedness will depend on our financial and operating performance and on the successful implementation of our business strategies. Our financial and operational performance will depend on numerous factors including prevailing economic conditions, volatile commodity prices, and financial, business and other factors beyond our control. If we cannot pay our debt service, we may be forced to reduce or delay capital expenditures, sell assets, restructure our indebtedness or seek additional capital. If we are unable to restructure our indebtedness or raise funds through sales of assets, equity or otherwise, our ability to operate could be harmed and the value of our stock could be significantly reduced.

The ability of licensed ethanol producers to operate or to commit capital resources to install the systems needed to implement our patented corn oil extraction technologies is dependent on the spread amongst the prices of ethanol, distillers grain, corn and natural gas, which prices are subject to significant volatility and uncertainty.

The results of licensed ethanol producers are highly impacted by commodity prices, including the spread between the cost of corn and natural gas that they must purchase, and the price of ethanol and distillers grains that they sell. Prices and supplies are subject to and determined by market forces over which our licensees have no control, such as weather, domestic and global demand, shortages, export prices, and various governmental policies in the United States and around the world. As a result of price volatility for these commodities, the ability of our licensees to operate or to commit the capital needed to purchase, build and install the systems needed to use our patented extraction technologies is subject to uncertainty. Increases in corn or natural gas prices or decreases in ethanol or distillers grains prices are likely to put pressure on and may strain the liquidity of our licensees. Our ability generate revenue from existing license agreements and to increase revenue from new licenses that we may execute is subject to uncertainty, and our results of operations and financial position may be adversely affected.

Commodity price volatility could adversely affect the ability of our licensees and other producers to operate profitably or at all.

Corn ethanol producers are generally are unable to pass along increased corn costs to their customers since ethanol competes with fossil fuel and other fuels that are not derived from corn. At certain levels, corn prices may make ethanol uneconomical to produce. Corn supplies and prices could be adversely affected by rising prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets, or damaging growing conditions such as plant disease or adverse weather.

The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control, such as weather conditions, overall economic conditions, and foreign and domestic governmental regulation and relations. Significant disruptions in the supply of natural gas could impair the ability of ethanol producers to manufacture ethanol.

Ethanol producer revenues are dependent on market prices for ethanol. These market prices can be volatile as a result of a number of factors, including, but not limited to, the availability and price of competing fuels, the overall supply and demand for ethanol and corn, the price of gasoline and corn, and the level of government support. Ethanol is marketed as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of the gasoline with which it is blended and, to a lesser extent, as a gasoline substitute. As a result, ethanol prices are influenced by the supply of and demand for gasoline. The financial position of ethanol producers may be materially harmed if the demand for, or the price of, gasoline decreases. Conversely, a prolonged increase in the price of, or demand for, gasoline could lead the U.S. government to relax import restrictions on foreign ethanol that currently benefit ethanol producers.

Distillers grains compete with other protein-based animal feed products. The price of distillers grains may decrease when the prices of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which these products are derived. Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains. Historically, sales prices for distillers grains has been positively (but not directly) correlated with the price of corn. However, there have been occasions when the price increase for this co-product has lagged behind increases in corn prices. In addition, distillers grain competes with products made from other feedstocks, the cost of which may not have risen as corn prices have risen. Consequently, the price ethanol producers may receive for distillers grain may not rise as corn prices rise, thereby lowering the contribution of distillers grain to an ethanol producer’s sales.

Due to industry increases in U.S. dry mill ethanol production, the production of distillers grain in the U.S. has increased dramatically, and this trend may continue. This may cause distillers grain prices to fall in the U.S., unless demand increases or other market sources are found. To date, demand for distillers grain in the U.S. has increased roughly in proportion to supply. This correlation is believed to occur because U.S. farmers use distillers grain as a feedstock, and distillers grain are slightly less expensive than corn, which is a substitute.

Insofar as decreasing ethanol and distillers grain prices and increasing corn and natural gas prices can have a material adverse effect on ethanol producers, such commodity price changes may in turn adversely affect our results of operations and financial position.

Volatility in the price for the corn oil produced by our licensees could each adversely affect our ability to achieve profitability and to operate profitably or at all.

Our business is highly impacted by commodity price volatility, primarily in the market for corn oil. The current market price for corn oil is about $3.60 per gallon, up 80% from its trailing four year average. While demand for extracted corn oil is strong in the biodiesel and multiple other markets, decreases in the price of corn oil will have a negative impact on the amount of cash we are able to produce from our operating activities. Any such decreases may adversely affect our results of operations and financial position.

RISKS ATTENDANT TO OUR BUSINESS

We are a development company with a history of net losses, and we may not achieve or maintain profitability.

We have had a history of operating losses, and may in the future incur operating losses which could be substantial. Although our current licenses may provide sufficient revenue to bring us to profitability, we may not be able to sustain or increase profitability thereafter, which could negatively affect the trading price of our common stock. We have incurred net losses since our inception, including losses of $12 million and $20 million in 2010 and 2009, respectively. As of December 31, 2010, we had an accumulated deficit of $169 million. We are not likely to be profitable for the twelve months ended December 31, 2011. We are a development company and, to date, our revenues have been extremely limited.

The ethanol industry is highly dependent on government usage mandates affecting ethanol production and favorable tax benefits for ethanol blending and any changes to such regulation could adversely affect the market for ethanol and, derivatively, our results of operations.

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The RFS mandate level for 2011 of 12.6 billion gallons approximates current domestic production levels. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the blender’s credit and the RFS. Any significant increase in production capacity beyond the RFS level might have an adverse impact on ethanol prices. Additionally, the RFS mandate with respect to ethanol derived from grain could be reduced or waived entirely. A reduction or waiver of the RFS mandate could adversely affect the prices of ethanol and the financial performance of existing and potential licensees, and could thus adversely affect our business. The volumetric ethanol excise tax credit, or VEETC, is currently set to expire on December 31, 2011. Referred to as the blender’s credit, VEETC provides companies with a tax credit to blend ethanol with gasoline. The Food, Conservation and Energy Act of 2008, or the 2008 Farm Bill, amended the amount of tax credit provided under VEETC to 45 cents per gallon of pure ethanol and 38 cents per gallon for E85, a blended motor fuel containing 85% ethanol and 15% gasoline. The elimination or further reduction of VEETC or other federal tax incentives to the ethanol industry may have an adverse impact on our business by reducing the demand and market price for ethanol, which could adversely affect the financial performance of our licensees. To the extent that such laws are modified, the demand for ethanol may be reduced, which could negatively and materially affect the ability of our licensees and, derivatively, our own ability to operate profitably.

The elimination or significant reduction in the federal excise tax incentive program or state incentive programs benefiting biodiesel may have a material and adverse effect on our results of operations and financial condition.

Our licensees sell the corn oil they produce with our technologies into several markets, and primarily for refining into biodiesel or renewable diesel. The production of biodiesel is made significantly more competitive by federal and state tax incentives. These incentives are meant to lower the cost of biodiesel in comparison to petroleum diesel. The biodiesel industry has been dependent on the continuation of certain federal subsidies and regulatory support. The biodiesel tax credit expired on December 31, 2009 and was not reinstated until December 2010. While its reinstatement was made retroactive to January 1, 2010, the credit is scheduled to expire on December 31, 2011 and may not be timely renewed, if at all. The revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the market for corn oil and, derivatively, our financial condition.

Future demand for ethanol is uncertain and may be affected by changes to federal mandates, public perception and consumer acceptance, any of which could negatively affect demand for ethanol.

Ethanol production from corn has not been without controversy. Although many trade groups, academics and governmental agencies have supported ethanol as a fuel additive that promotes a cleaner environment, others have criticized ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels and potentially depleting water resources. Some studies have suggested that corn-based ethanol is less efficient than ethanol produced from other feedstocks, such as switchgrass or wheat grain, and that it negatively impacts consumers by causing prices for dairy, meat and other foodstuffs from livestock that consume corn to increase. Additionally, ethanol critics contend that corn supplies are redirected from international food markets to domestic fuel markets. If negative views of corn-based ethanol production gain acceptance, support for existing measures promoting use and domestic production of corn-based ethanol could decline, leading to reduction or repeal of federal mandates which would adversely affect the demand for ethanol. These views could also negatively impact public perception of the ethanol industry and acceptance of ethanol as an alternative fuel. Beyond the federal mandates, there are limited markets for ethanol. Discretionary blending and E85 blending are important secondary markets. Discretionary blending is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. A reduction in the demand for ethanol may depress the price of ethanol, decrease the crush spread, and reduce the ability of our licensees to generate revenue or to operate profitably. Consumer acceptance of E85 fuels and flexible-fuel technology vehicles is needed before ethanol can achieve any significant growth in market share.

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

Our business is affected by the regulation of greenhouse gases (“GHG”) and climate change. New climate change regulations could impede the ability of our licensees to successfully operate their businesses and, in turn, adversely affect our operations.

Ethanol plants emit carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. The EPA published its final regulations on RFS2 during 2010. We believe that the final regulations grandfather existing plants at their current operating capacity. However, expansion of an ethanol producer’s plants will need to meet a threshold of a 20% reduction in GHG emissions from a 2005 baseline measurement for the ethanol over current capacity to be eligible for the RFS2 mandate. The EPA issued its final rule on GHG emissions from stationary sources under the Clean Air Act in May 2010. These final rules may require ethanol producers to apply for additional permits for existing ethanol plants. Additionally, legislation is pending in Congress on a comprehensive carbon dioxide regulatory scheme, such as a carbon tax or cap-and-trade system. In order for an ethanol producer to expand capacity, the producer may have to apply for additional permits, install advanced technology, or reduce drying of certain amounts of distillers grains. Ethanol producers may also be required to install carbon dioxide mitigation equipment or take other steps that are unknown at this time in order to comply with other future law or regulation. Compliance with future law or regulation of carbon dioxide or, if producers choose to expand their ethanol production capacities, compliance with then-current regulation of carbon dioxide, could be costly and may prevent ethanol producers from operating profitably, which may in turn have a material adverse impact on our operations and financial position. In addition, CARB has adopted a Low Carbon Fuel Standard requiring a 10% reduction in GHG emissions from transportation fuels by 2020. While this standard is currently being challenged by various lawsuits, implementation of such a standard may have an adverse impact on the market for corn-based ethanol if it is determined that in California corn-based ethanol fails to achieve lifecycle GHG emission reductions.

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

Ethanol plants also require a significant and uninterrupted supply of water of suitable quality to operate. If there is an interruption in the supply of water for any reason, one or more participating ethanol producer plants may be required to halt production. If production is halted at one or more of these plants for an extended period of time, it could have a material adverse effect on our business, results of operations and financial condition

Our debt level could negatively impact our financial condition, results of operations and business prospects.

As of December 31, 2010, our total debt was $51 million. Our level of debt could have significant consequences to our shareholders, including the following:

-
requiring the dedication of a substantial portion of cash flow from operations to make payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

-	requiring a substantial portion of our corporate cash reserves to be held as a reserve for debt service, limiting our ability to invest in new growth opportunities;

-	limiting the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;

-	limiting the flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

-	increasing our vulnerability to both general and industry-specific adverse economic conditions;

-	being at a competitive disadvantage against less leveraged competitors;

-	being vulnerable to increases in prevailing interest rates;

-	subjecting all or substantially all of our assets to liens, which means that there may be no assets left for shareholders in the event of a liquidation; and

-
limiting our ability to make business and operational decisions regarding our business and subsidiaries, including, among other things, limiting our ability to pay dividends to our respective shareholders, make capital improvements, sell or purchase assets or engage in transactions deemed appropriate and in our best interest.

Our ability to make scheduled payments of principal and interest, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow in the future sufficient to service our debt because of factors beyond our control, including but not limited to the liquidity of our ethanol producers. If we are unable to generate sufficient cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Our external auditors have included an explanatory paragraph in their audit report raising substantial doubt as to the Company’s ability to continue as a going concern due to the Company’s history of losses, working capital deficiency and cash position.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from continuing operations of about $12 million for the year ended December 31, 2010. As of December 31, 2010 the Company had about $18,000 in cash, and current liabilities exceeded current assets by about $20 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

We are implementing new business plans which make the results of our business uncertain.

Our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the ethanol industry in general. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success. Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for licensing, engineering, procurement and construction on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

Unanticipated delays may harm our business and viability.

Our current operating cash flow depends on the ability of our licensees to complete and operate their corn oil extraction systems. If the operation of currently licensed extraction systems is disrupted or the economic integrity of projects to build new licensed systems is threatened for unexpected reasons, our business may experience a substantial setback. Prolonged problems may threaten the commercial viability of systems that are under construction. The occurrence of significant unforeseen conditions or events in connection with these systems may require us to reexamine our business model. Any change to our business model or management's evaluation of the viability of these projects may adversely affect our business. Construction costs for corn oil extraction systems may also increase to a level that would make new systems too expensive to complete or unprofitable to operate. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, may not be able to provide their services or products on a timely basis or on acceptable financial terms. Construction of new systems may suffer significant delays or cost overruns as a result of a variety of factors, such as increases in the prices of raw materials, shortages of workers or materials, transportation constraints, adverse weather, equipment failures, fires, damage to or destruction of property and equipment, environmental damage, unforeseen difficulties or labor issues, any of which could prevent commencement of operations as expected at newly licensed systems.

The market for renewable energy sources is undetermined, and may not be adequate to sustain prices at a profitable level.

We are involved in the development of renewable energy and we provide products and services to companies involved in the production of renewable energy. Success will depend on the level of market acceptance of renewable energy sources. The marketing of renewable energy sources on a national scale is a phenomenon new to this decade. The portion of U.S. energy represented by renewable energy sources is still small. It is not possible to predict with assurance how large the market for renewable energy sources will become. If it has not developed to a sufficient breadth when our licensees are ready to market product, the price at which renewable energy can be sold will be limited, which may make it impossible for us or one or more of our subsidiaries to operate profitably.

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

Development of replacement technologies may result in the obsolescence of our technologies.

New ethanol process technologies may emerge that reduce the effectiveness of our technologies or that render our technologies obsolete. The development of such process technologies could place us and our licensees at a competitive disadvantage and would have a material adverse effect on our operations, cash flows and financial position.

Ethanol is primarily an additive and oxygenate for blended gasoline. Although use of oxygenates is currently mandated, there is always the possibility that a preferred alternative product will emerge and eclipse the current market. Critics of ethanol blends argue that ethanol decreases fuel economy, causes corrosion of ferrous components and damages fuel pumps. Any alternative oxygenate product would likely be a form of alcohol (like ethanol) or ether (like MTBE). Prior to federal restrictions and ethanol mandates, MTBE was the dominant oxygenate. It is possible that other ether products could enter the market and prove to be environmentally or economically superior to ethanol. It is also possible that alternative biofuel alcohols such as methanol and butanol could evolve into ethanol replacement products. Research is currently underway to develop other products that could directly compete with ethanol and may have more potential advantages than ethanol. Advantages of such competitive products may include, but are not limited to: lower vapor pressure, making it easier to add gasoline; energy content closer to or exceeding that of gasoline, such that any decrease in fuel economy caused by the blending with gasoline is reduced; an ability to blend at a higher concentration level for use in standard vehicles; reduced susceptibility to separation when water is present; and suitability for transportation in gas pipelines. Such products could have a competitive advantage over ethanol, making it more difficult to market ethanol, which could reduce the ability of our licensees to generate revenue and profits, and adversely affect our financial condition.

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

This situation may be exacerbated as we approach the international market opportunities, since the absence of internationally harmonized patent laws makes it difficult to ensure consistent respect for patents worldwide. In addition, governments may adopt regulations and governments or courts may render decisions, requiring compulsory licensing of intellectual property to others, or governments may require that products or services meet specified standards that serve to favor local companies. Our inability to enforce our intellectual property rights under these circumstances could harm our competitive position and our business.

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

In most situations we will be engaged in competition with entities whose financial resources are greater than our own. Any failure to maintain patent or other intellectual property protection on our technologies could have a material adverse effect on our operations, cash flows and financial position.

We may be faced by claims that we have infringed the intellectual property rights of our competitors.

It is possible for third parties to claim that our technologies infringe on patents or other intellectual property rights owned by others. In addition, our assertion of intellectual property rights will often result in the other party seeking to assert alleged intellectual property rights of its own or assert other claims against us, which could harm our business. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or service due to an injunction, we may have to incur the expense of altering our processes, or we may incur licensing fees. There can be no assurance that a license will be available to us, if at all, upon terms and conditions acceptable to us. In the worst case, an adverse determination of a claim that our technologies infringe the rights of others may cause us to incur an obligation to pay damages that could, in turn, overwhelm our financial resources.

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

Competition may impair our success.

New technologies may be developed by others that could compete with our technologies. Such competition could be intense thus driving down the price for our technologies, products and/or services, or possibly prevent us from generating any income at all from one or more potential clients. Competition will likely increase as prices of energy in the commodities market rise as they have in recent years. Additionally, new companies are constantly entering the market, thus increasing the competition. Larger foreign owned and domestic companies who have been engaged in this business for substantially longer periods of time or who decide to enter into the renewable fuel production industry may have access to greater resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own refining and fuel marketing operations, and may have greater access to market presence, economies of scale, financial resources and engineering, technical and marketing capabilities, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition and could also have a negative impact on our ability to obtain additional capital from investors.

We may be unable to employ and retain the qualified personnel that will be necessary for our success.

As of December 31, 2010, we had approximately 14 full time equivalent employees. The number of individuals with experience in back-end corn oil extraction, a market we created, is limited; and, to the extent qualified personnel is available, we may have to offer substantial incentives in order to obtain the services of individuals with useful experience. As a result, our labor costs may be greater than they would be in a less dynamic industry. On the other hand, if we are unable to employ the qualified individuals that we will need, our business may fail.

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

We may not be able to use some or all of our net operating loss carry-forwards to offset future income.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitation on its ability to utilize its pre-change net operating loss carry-forwards, or net operating losses, to offset future taxable income. Our ability to utilize our net operating losses to offset income if we attain profitability may be limited. In addition, these loss carry-forwards expire at various times through 2030. We believe that it is more likely than not that these carry-forwards will not result in any material future tax savings.

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and, in the event we become an accelerated filer, our independent registered public accounting firm to evaluate and report on our internal control over financial reporting. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

Our business may be hindered if we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel.

The loss of any key members of our management, including our named executive officers, or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business, could prevent us from growing our business and developing and commercializing technologies to execute our business strategy. In addition, the loss of any senior technical staff, or the failure to attract or retain other key technical employees, could prevent us from growing our business and developing and commercializing technologies to execute our business strategy. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among technology-based businesses, particularly in the advanced biofuels area, or due to the limited availability of personnel with the qualifications or experience necessary for business. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to execute our business strategy.

The absence of independent directors on our board of directors may limit the quality of management decision making.

Each of the five members of our Board of Directors is also an employee of GreenShift Corporation. There is no audit committee of the board and no compensation committee. This situation means that the Board will determine the direction of our company without the benefit of an objective perspective and without the contribution of insights from outside observers. This may limit the quality of the decisions that are made. In addition, the absence of independent directors in the determination of compensation may result in the payment of inappropriate levels of compensation.

RISKS FACTORS ATTENDANT TO OWNERSHIP OF OUR COMMON STOCK

The resale of shares acquired by our lenders may reduce the market price of our common stock. We may be required to amend our certificate of incorporation to reverse split our common stock.

Our lenders own convertible debentures issued by the Company which permit our lenders to acquire Company common stock and resell it to the public. At the current market price, our lenders could convert collectively convert their debentures into over 50% of our outstanding common stock. It is possible that resale of shares by our lenders will significantly reduce the market price for our common stock. In addition, because the market price of our common stock is currently less than its par value, the conversion price, which is a fraction of the market price, is less than par value.  Since the Company is not permitted to issue common stock for consideration less than par value, we must either incur costly penalties, or implement one or more additional reverse stock splits to insure that the conversion prices will equal or exceed the par value of our shares.

Existing shareholders may experience significant dilution from our issuance of shares to repay amounts due to holders of loans that are convertible into our common stock.

The issuance of shares on conversion of the convertible debentures held by our lenders will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue if the debentures are converted on the basis of the contemporaneous market price. If our stock price is lower, then our existing stockholders would experience greater dilution.

Our current indebtedness and any future indebtedness could adversely affect our business and may restrict our operating flexibility. We may be forced to incur additional indebtedness in the future.

As of December 31, 2010, we had approximately $51 million in total debt. Our ability to incur additional debt could adversely affect our business and restrict our operating flexibility. While we have not current plans to do so, it is likely that the terms of any such new debt financing would include customary financial and other covenants, including restrictions on the ability to make distributions to the parent company, to guarantee the debts of the parent company and to incur liens on our subsidiaries, among others.

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

Our common stock price may be volatile.

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following: price and volume fluctuations in the overall stock market from time to time; significant volatility in the market price and trading volume of securities traded on the OTC Bulletin Board; and, actual or anticipated changes in our earnings or fluctuations in our operating results.

As a result of these factors, you cannot be assured that when you are ready to sell your shares, the market price will accurately reflect the value of your shares or that you will be able to obtain a reasonable price for your shares.

ITEM 2	DESCRIPTION OF PROPERTIES

GreenShift’s corporate headquarters were previously located in New York, New York under a $10,000 per month five year lease terminating in June 2011. In an effort to further reduce costs, he Company moved out of this office in November 2010. The Company’s corporate headquarters are now located in Alpharetta, Georgia. The Alpharetta lease is a three year term that terminated on February 2011, at which time the lease was extended by another year. The monthly lease payment is $1,600.

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

During February 2010, GS CleanTech commenced a legal action in the United States District Court, Southern District of Indiana captioned GS CleanTech Corporation v. Cardinal Ethanol, LLC, and a separate legal action in the United States District Court, Northern District of Illinois captioned GS CleanTech Corporation v. Big River Resources Galva, LLC and Big River Resources West Burlington, LLC. ICM sold Cardinal and Big River the equipment that each of Cardinal and Big River have used and are using to infringe the ‘858 Patent as alleged by GS CleanTech. ICM has assumed the defense of each of the above matters.

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

On July 14, 2010, GS CleanTech commenced an action entitled GS CleanTech Corporation v. Adkins Energy, LLC, in the United States District Court, Northern District of Illinois alleging infringement of the ‘858 Patent.  On August 4, 2010, Adkins filed an answer to the complaint and included counterclaims seeking a declaratory judgment that Adkins does not infringe the '858 Patent and that the '858 Patent is invalid, and also alleging breach of contract.  On November 30,2010, the Adkins action was transferred to the MDL Case.

On October 14, 2010, GS CleanTech commenced an action entitled GS CleanTech Corporation v. Flottweg Separation Technology, Inc. and Flottweg AG, in the United States District Court, District of Connecticut alleging infringement of the ‘858 Patent. On November 15, 2010, GS CleanTech filed an amended complaint alleging that Flottweg Separation Technology, Inc., has infringed the ‘858 Patent.  On November 15, 2010, the Flottweg action was transferred to the MDL Case.

As part of the MDL Case, on November 15, 2010, GS CleanTech amended its complaint filed in the New York I Action to include a claim of patent infringement personally against the founder, CEO and President of ICM, and ICM amended its complaint filed in the Kansas action to include a claim seeking a declaratory judgment that the '858 Patent is unenforceable. On November 30, 2010, in the MDL Case, GS CleanTech filed a motion to dismiss ICM's amended complaint (including its claim seeking a declaratory judgment that the '858 Patent is unenforceable) or, in the alternative, to transfer the Kansas case to New York for inclusion in the New York I Action.  ICM has opposed the motion to dismiss. On December 10, 2010, in the MDL Case, GS CleanTech filed motions to strike the affirmative defenses that the '858 Patent is unenforceable asserted by Cardinal Ethanol, LLC; Big River Resources Galva, LLC; and Big River Resources West Burlington, LLC; and Lincolnland Agri-Energy, LLC. Each defendant has opposed the respective motion to strike. On February 14, 2011, GS CleanTech notified the court in the MDL Case that it will not be proceeding with a motion for preliminary injunction. On February 24, 2011, in the MDL Case, in connection with its breach of contract counterclaim against GreenShift Corporation, Adkins Ethanol, LLC filed a motion for judgment on the pleadings or in the alternative partial summary judgment on the issue of liability on the issue of breach of contract and partial summary judgment on the issue of damages.   On March 24, 2011, GreenShift filed an opposition to Adkins’ motion.

There have been no substantive rulings on the merits on any of the actions included in the MDL Case and Management is unable to characterize or evaluate the probability of any outcome at this time. The Company intends to take all necessary steps to bring infringement of its patents to an end, including filing additional lawsuits involving any and all infringing use of the Company’s patents. The Company further plans to seek additional relief for instances of willful infringement. The Company’s position is that any infringing ethanol producer is liable for any infringing use of the Company’s patented technologies beginning on the publication date of the application that led to the ‘858 Patent.

OTHER MATTERS

On December 11, 2008, GreenShift Corporation entered into a Membership Interest Purchase and Equity Capital Contribution Agreement (the “ECAA Agreement”). The parties to the agreement included GS COES (Adrian I), LLC, a newly formed GreenShift subsidiary, BIG, GS (NextDiesel I), LLC, a newly formed GreenShift subsidiary and CleanBioenergy Partners, LLC (“CleanBioenergy”), a newly formed joint venture company owned by a subsidiary of GE Energy Financial Services (“GE EFS”), a unit of General Electric Company and a subsidiary of YA Global Investments, L.P. Under the terms of the ECCA Agreement, CleanBioenergy agreed to invest up to $38 million in GS NextDiesel to help deploy twelve corn oil extraction facilities and to double the capacity of GreenShift’s 10 million gallon per year Adrian, Michigan-based NextDiesel biodiesel refinery to 20 million gallons per year. The ECCA Agreement was terminated in the first quarter of 2009. The NextDiesel biodiesel refinery is owned by Biofuel Industries Group, LLC (“BIG”). BIG’s agreements with its senior creditor, Citizens Bank, require Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its financing agreements with CleanBioenergy. The CleanBioenergy financing failed to close as expected in March 2009 despite the Company’s compliance with the relevant agreements, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The original acquisition transaction was rescinded during the second quarter of 2009 (to the extent it was effective given the lack of the prior written consent of Citizens Bank). The financial results of BIG were presented as discontinued operations as of and for the quarter ended September 30, 2009 (see Note 6, Discontinued Operations) and are not included in the Company’s results of operations for the quarter ended September 30, 2009. The Company wrote-off $7,281,993 in goodwill previously booked in connection with the acquisition of BIG during the year ended December 31, 2009. The Company’s divestiture of BIG resulted in the disposal of $13,048,551 and $27,506,834 in assets and liabilities, respectively.

The Company’s subsidiary, GS COES (Yorkville I), LLC, in party to an action entitled Nosan, et at v. GS COES (Yorkville I), LLC, et. al., pending as Oakland County, Michigan Circuit Court Case No. 10-110329-CK, an action by nineteen plaintiffs to recover on a guarantee by the subsidiary secured by a pledge in support of a bridge loan arrangement under which a variety of lenders claim to be owed the aggregate principal amount of $1,734,579, plus interest for claimed breach of their subordinated loan to GS CleanTech Corporation. GreenShift Corporation and GS CleanTech Corporation are not currently parties to this action. The Court has granted a Motion for Change of Venue to allow transfer to Lenawee County, Michigan where the underlying bridge loan arrangement is currently being litigated. GS COES intends to vigorously defend this action. This case is in the discovery phase. At this stage of the proceedings, we cannot evaluate the likelihood of an unfavorable outcome.

GreenShift Corporation, GS CleanTech Corporation and GS COES (Yorkville I), LLC, are party to the matter captioned Dynalectric of Michigan II, Inc. v. Biofuels Industries Group, et al, Lenawee County, Michigan Circuit Court Case No. 09-3584-CK. This action was originally filed as a lien foreclosure and unjust enrichment claim by Dynalectric of Michigan II, Inc., which claim was resolved. GreenShift, as assignee of GS CleanTech, filed a counterclaim, cross-claim and third party complaint against various parties asserting a claim for money due in the amount of $1,442,082, plus interest, attorney fees and costs, and for foreclosure of its construction lien. Biofuels Industries Group then asserted counterclaims, cross-claims and third party complaints against GreenShift, GS CleanTech, GS COES, Kevin Kreisler and Viridis Capital, LLC claiming breach of contract and seeking damages plus attorney fees, interest and cost. In response, the Company and its subsidiaries has asserted additional claims against Biofuels Industries Group and third party complaints against three of the bridge lenders claiming lender liability and various other claims in excess of $25,000. The first mortgage holder on the Biofuels Industries Group facility claims a balance in excess of $9,000,000 on its loan, and the collateral secured by the mortgage appears to be valued at substantially less than that in its current inoperable status. Therefore, recovery on the construction liens does not appear likely at this time. As to the other claims, this case is in the discovery stage. We are unable to evaluate the likelihood of an unfavorable outcome or the range of possible loss in the event of an adverse verdict at this time.

The Company’s discontinued subsidiary, NextGen Acquisition, Inc., which was sold to Viridis Capital, LLC on December 31, 2010, is in default of its agreements with Stillwater Asset Backed Fund, LP. This obligation is guaranteed by the Company, however, Stillwater is party to an intercreditor agreement with the Company’s senior lender which provides that no payments can be made by the Company against the balance due to Stillwater until the senior lender has been fully paid. The Company is also involved in various collection matters for which vendors are seeking payment for services rendered and goods provided. The Company and its subsidiaries are party to numerous matters pertaining to outstanding amounts alleged to be due. Management is unable to characterize or evaluate the probability of any outcome at this time.

ITEM 4	RESERVED

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

GreenShift’s common stock trades on the OTCQB under the symbol GERS. The following table sets forth, for the periods indicated, the range of high and low closing bid prices for GreenShift’s common stock as reported by the National Association of Securities Dealers composite. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low

2009 First Quarter	0.0800	0.0047
2009 Second Quarter	0.0550	0.0045
2009 Third Quarter	0.0230	0.0020
2009 Fourth Quarter	0.0040	0.0003

2010 First Quarter	0.0003	0.0002
2010 Second Quarter	0.0001	0.0001
2010 Third Quarter	0.0005	0.0004
2010 Fourth Quarter	0.0002	0.0001

Title of Class	Approximate Number of Holders of Record as of March 30, 2011
Common Stock, $0.0001 par		930

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

SALE OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during the 4th quarter of 2010.

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2010.

ITEM 6	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and the risk factors contained herein.

OVERVIEW

We develop and commercialize clean technologies that facilitate the more efficient use of natural resources. We are focused on doing so today in the U.S. ethanol industry, where we innovate and offer technologies that improve the profitability of licensed ethanol producers.

We invented, developed, commercialized, perfected, and patented new technologies that integrate into the back-end of existing dry mill corn ethanol plants to tap into a new reserve of inedible crude corn oil with an estimated industry-wide output of more than 800 MMGY, an amount capable of offsetting more than about 20 million barrels of fossil fuel-derived crude oil per year. This corn oil is a valuable feedstock for use in the production of advanced carbon-neutral liquid fuels and other biomass-derived alternatives to fossil fuel-based products.

Our corn oil extraction technologies are widely considered to be the quickest and best path for margin improvement for corn ethanol producers today. The current market value of corn oil recovered by our licensees is about $3.60 per gallon – more than six times higher than its value without use of our patented corn oil extraction processes. Our corn oil extraction technologies increase corn-to-biofuel yields while reducing the energy and greenhouse gas intensity of corn ethanol production for dry mill ethanol producers. These benefits correspond to increased ethanol producer income ranging from about $0.08 to more than $0.20  per gallon of ethanol produced depending on the extent to which the producer uses our patented and patent-pending extraction technologies; and, ethanol producer paybacks of less than 1 year at current market prices. No technologies have been developed, commercialized and made available to corn ethanol producers in the history of the ethanol industry that begin to approach these results.

About 10% of the ethanol industry has licensed our patented and patent-pending corn oil extraction technologies. We believe that this amount will grow to at least 20% by the end of 2011. In February 2010, the EPA published its estimate that 70% of the U.S. ethanol industry will use back-end corn oil extraction technology to produce 40% of America’s biodiesel feedstock by 2022. At the end of 2010, industry publications were predicting the adoption of back-end corn oil extraction by the entire industry. If that actually occurs, if our patented technologies actually standardize and shift the majority of the U.S. ethanol industry into increased efficiency and profitability, then we will have fulfilled our founding mission of building value by developing and using technology to catalyze disruptive environmental gain.

We believe that the first, best and most cost-effective way to achieve positive environmental change of any magnitude is to develop technology-driven economic incentives that motivate large groups of people and companies to make incremental environmental contributions that are collectively very significant. At projected levels of adoption, that is precisely what our patented corn oil extraction technologies will have done by sustainably producing globally-meaningful quantities of new carbon-neutral liquid fuels for distribution through existing fossil fuel supply chains; displacing more than 20 million barrels per year of crude oil; saving trillions of cubic feet per year of natural gas; eliminating tens of millions of metric tons per year of greenhouse gas emissions; and infusing more than an estimated $2 billion per year of increased income into the corn ethanol industry – the foundation of North America’s renewable fuel production capability.

We are focused on driving and supporting the full utilization of our patented corn oil extraction technologies by as many licensed ethanol plants as possible, as quickly as possible. We generate revenue by licensing our technologies to ethanol producers, and by providing our licensees with success-driven, value-added services and other solutions based upon our expertise, know-how, technologies, and patent position.

We also maintain our strong commitment to continued innovation and have many additional patents pending for our portfolio of strategically-compatible cleantech designed to leverage our extraction platform and further strengthen the significant competitive advantages that our technologies provide to licensed ethanol producers.

Plan of Operations

We have historically been a development stage company.  We generated significant operating losses between 2005 and 2010, and we borrowed the funds that we needed to cover the majority of our development costs during those years. Since 2005, we have invested heavily in development of our technologies as we educated the industry, created the market for back-end corn oil extraction, and pushed through and overcame each of the barriers to commercializing our extraction technologies.

Our business model and capital structure evolved during the past six years, tracking the relative maturity, market acceptance and adoption of our technologies. We changed from an investment company seeding early-stage technology development; to a capital- and asset-intensive operating company focused on the first-mover commercialization needs of our technologies; to a streamlined, post-market acceptance, technology licensing company focused entirely on building value by supporting the full utilization of our now-mature technologies by as many licensed ethanol producers as possible.

Our business improved significantly last year as compared to prior years as we executed the transition to our streamlined licensing model. During 2010, we licensed our extraction technologies to ethanol producers corresponding to over 1 BGY of ethanol production and more than 9% of the industry. These new agreements and our cost controls resulted in sufficient cash flows from operating activities to cover our operating expenses as of the end of 2010, up from a near zero contribution from operations as of the beginning of 2010.

Further, not all of our licensees were producing corn oil during 2010. Some licensees were instead in various stages of deploying the equipment and systems needed to use our technologies as of the end of the year. A number of licensed ethanol plants have since begun to produce corn oil during the first quarter 2011, and the remaining plants that we licensed during 2010 are expected to commence production during the second quarter 2011. Significantly, we believe that the license agreements we executed during 2010 will provide us with sufficient revenue to transition to operating income this year and, possibly, pre-tax profit before the end of 2011 depending upon the amount of corn oil produced by our licensees and the market price for corn oil.

We liquidated all remaining non-core assets during 2010, and we entered into agreements to liquidate additional assets to reduce debt. As a result, we owe 30% less debt as compared to the beginning of 2010 – about $40 million as compared to about $60 million.

We believe that the results of our improvements during 2010 will materialize over the course of 2011. We intend to add to those results and improve on our 2010 performance this year by executing additional licenses with ethanol facilities producing 1.3 BGY of ethanol, corresponding to about another 10% of the market, and by reducing debt by at least another 33%. We expect that realization of these two goals will enable us to begin repaying our remaining debt out of cash flow alone by the end of this year. Achieving that milestone is a key objective for 2011.

Our capital structure has been and remains complicated by the convertible nature of the debt we borrowed during our development and prior to our transition to break-even operating cash flow at the end of 2010. The majority of the debt we reduced since January 1, 2010 involved no issuance of stock. We believe that we can build upon that success. For example, we expect to reduce debt by at least another $7 million from sources other than stock during the first half of 2011. However, until we are able to fully satisfy and pay off our remaining debt, our lenders will continue to have the right to receive payment in the form of common stock upon demand. These payments can be expected to result in additional dilution which can be expected in turn to suppress the value of our common stock. We believe that this situation can only be corrected by pushing through with solid execution – staying focused, earning business, increasing sales, running a profitable company and reducing our debt until we are able to eliminate the dilutive impact on our shareholders.

COMPONENTS OF REVENUES AND EXPENSES

Our revenues are derived from our technology licensing activities and the provision of related products and services. We issue royalty-bearing licenses to ethanol producers that use our patented and patent-pending technologies. In return, we receive ongoing royalty fees under our license agreements that are based on the market value of the corn oil produced by our licensees. Our license agreements also call for our provision of technical services to our licensees, which we provide to maximize the benefit of our technologies to our clients and, derivatively, us by way of increased royalty income. These services include design, procurement, integration and ongoing support services. During 2010 and 2009, some of our license agreements provided for royalties in the form of a discounted corn oil purchase price. In these cases, our royalty payments were equal to the gross profit realized upon sale of corn oil, or the difference between the market price of the corn oil produced and our discounted purchase price in each relevant license.

Our costs of sales primarily include allocable labor, materials and incidental expenses incurred in connection with our provision of services to our licensees. In addition, during 2010 and 2009, we owned corn oil extraction systems that were located at and operated by several licensees. Our costs of sales during 2010 and 2009 accordingly included additional costs incurred in connection with our corn oil purchase rights under the relevant licenses as well as the ongoing maintenance of these systems.

Selling, general and administrative expenses consist of payroll, office expenses, insurance and professional fees for accounting, legal, consulting and investor relations activities. Payroll, including employee salaries, incentives and benefits, are the largest single category of expenditures in selling, general and administrative expenses. Other income (expense) includes interest earned, interest expenses, amortization expenses, income or expenses relating to the changing value of the conversion benefit embedded into our convertible debentures and other non-operating items. Notably, our agreements with our lenders provide for the accrual of our interest expenses pending conversion or other payment.

We entered into agreements during 2010 with our senior lender, YA Global Investments, L.P. (“YA Global”), for the sale of several GreenShift-owned corn oil extraction systems to YA Corn Oil Systems, LLC (“YA Corn Oil”) in exchange for the satisfaction of convertible debt due to YA Global and the right to receive certain distributions from YA Corn Oil. We fulfilled the conditions for effectiveness of this transaction in the first quarter of 2011. Accordingly, our results of operations for the year ended December 31, 2010 do not include the impact of this transaction, which included an initial reduction of the amount due to YA Global of $10 million in the first quarter of 2011.

During the year ended December 31, 2009, we were party to agreements to acquire a 10 million gallon per year biodiesel facility in Michigan and we owned an oilseed crush facility in Culbertson, Montana. Our interests in these two facilities were divested during the second quarter of 2009. The Company’s specialty equipment manufacturing operations were also liquidated during the first quarter of 2010. The financial results of each of these subsidiaries have been presented as discontinued operations during the year ended December 31, 2009 (see Note 6, Discontinued Operations).

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Total revenues for the year ended December 31, 2010 were $7.7 million, almost double the $3.9 million generated during the year ended December 31, 2009. The increase in revenue during the year was due to the impact of new licenses executed during 2010, increased corn oil production by our licensees, and the increased market value of corn oil. While revenue in future periods can be expected to decrease due to the transfer of several license agreements in the YA Corn Oil transaction, we expect that this decrease will be more than offset by the concomitant decrease in costs of sales associated with the transfer of those agreements, as well as increases in revenue generated by new license agreements executed during 2010 and 2011. Revenue growth moving forward will also be affected by fluctuation in the market price for corn oil since the royalty income we generate is tied to sales of corn oil extracted by our licensees with our technologies.

Costs of sales for the year ended December 31, 2010 were $6.3 million, or about $5.0 million after subtracting a one-time, non-cash write-down of inventory in the amount of about $1.3 million. Costs of sales during the year ended December 31, 2009 were about $2.6 million. Costs of sales for 2010 comprised about 82% of revenue, or about 65% of revenue net of the inventory write-down. These amounts compare to 68% of revenue for the same period in 2009. The one-time cost incurred for the inventory write-down related to the execution of our transition away from our former capital-intensive licensing model in which we provided our licensees with the equipment they needed to use our technologies. The increase in costs of sales in absolute terms during 2010 as compared to 2009 was additionally due to appreciation in the market price of corn oil purchased from licensees using GreenShift-owned systems to extract oil. The decrease in costs of sales in 2010, as a percentage of revenue, was due to execution of our cost-cutting and related measures during the year as compared to the year ended December 31, 2009. Gross profit for the year ended December 31, 2010 was about $1.4 million, or 18% of revenue, as compared to about $1.2 million and 32% of revenue for the same period last year. For comparison purposes, gross profit for 2010 was about $2.7 million or about 35% of revenue without the impact of the inventory write-down. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing licensees commence production and as we execute new licenses for our technologies.

Operating expenses for the years ended December 31, 2010 and December 31, 2009 were about $8.7 million and $18.1 million, respectively. Operating expenses during 2010 included (1) $2.7 million in overhead, (2) about $1.7 million in professional fees, (3) about $2.3 million incurred in connection with a write-off of construction in progress, (4) about $1.1 million in depreciation expenses, and (5) about $800,000 in development costs incurred relating to extraction systems transferred to YA Corn Oil. None of the latter three items are expected to continue moving forward given the fact that we no longer build and provide our licensees with the equipment they need to use our technologies. Net of these amounts, operating expenses for the year ended December 31, 2010 were about $4.5 million.  Operating expenses for the year ended December 31, 2009 included higher overhead costs (about $5.9 million) and lower professional fees. Changes in each of these two items were due to our cost-cutting and infringement defense activities discussed above. The balance of the operating expenses from 2009 consisted of extraordinary costs incurred in connection with the liquidation of non-core production assets and operations, and bear no meaningful correlation to our current results of operations. Professional fees can be expected to increase moving forward as we defend against patent infringement. While we have no desire to litigate and hope to eventually eliminate this expense, we must and will take all necessary steps to bring infringement of our patents to an end. We expect to continue to incur increased expenses in this regard for the foreseeable future. These expenses can be expected to delay or otherwise adversely affect our ability to achieve profitability. However, these operating expenses can be expected to decrease overall as a percentage of revenue in future periods given the leaner cost structure associated with our streamlined licensing model, and as we realize increased economies of scale from our new licensing activities  in conjunction with the start-up and optimization of systems used to extract corn oil from stillage by all of our existing and expected new licensees.

Loss from operations during the year ended December 31, 2010 was about $7.3 million, and about $1.8 million net of the non-recurring items discussed above: the $1.3 million inventory write-
down, the $2.3 million write-off of construction in progress, the $800,000 in development costs and the $1.1 million in depreciation expenses. We anticipate elimination of the residual operating loss as we transition to operating income this year in connection with the start-up of all of the extraction systems that were licensed during 2010. Our costs of sales and operating expenses moving forward will be primarily comprised of (1) technology royalties; (2) employee costs; (3) travel, materials and other expenses incidental to execution of our license support services; (4) general and administrative costs relating to our offices, utilities and insurance; and (5), professional fees relating to accounting, corporate and litigation activities. As discussed above, we expect that the license agreements we executed during 2010 will provide for sufficient revenue to more than cover all of these costs on an ongoing basis.

Other expense for the years ended December 31, 2010 and 2009 was about $4.5 million and about $7.3 million, respectively, and consisted entirely of non-cash items. The amount for 2010 included about $3.9 million in accrued interest, about $1.5 million in expenses associated with the conversion features embedded in the Company’s outstanding convertible debentures, and was offset by about $815,000 in non-cash gain upon debt extinguishment.  Net loss for the year ended December 31, 2010 was about $12 million as compared to a net loss of about $19.7 million from the same period in 2009 and included the non-cash and non-recurring items discussed above. Interest expenses and expenses associated with the conversion features of our convertible debt can be expected to decrease and to eventually be eliminated as we reduce and fully satisfy our convertible debt obligations. Interest payable to YA Global decreased during 2010 from an average rate of 12% to 6% per year in connection with YA Corn Oil transaction. Our annual interest expense is now expected to be about $2.6 million, or more than 30% less than the interest expense we incurred during 2010. Net loss can be expected to decrease in the future if we successfully reduce our debt and for the same reasons discussed above with respect to elimination of our operating losses.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features are calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to various lenders was about $46 million as of December 31, 2010, and corresponded to an unamortized note discount of about $35,000 and conversion liabilities of about $5.2 million. For the year ended December 31, 2010, we recognized additional interest expense of about $30,000 for accretion of the debt discount and about $1.5 million for the value of the conversion features of our convertible debt (about $600,000 of which was associated with debt due to related parties).

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity during 2010 included cash from the licensing activities discussed above in Results of Operations as well as proceeds from issuance of debt and common stock. During the year ended December 31, 2010, we used about $1.9 million received from financing activities (primarily from related parties) to cover about $1.7 million in cash used in our operating activities and about $200,000 in cash used in our investing activities. During the year ended December 31, 2009, we received and used $3.8 million from financing activities to subsidize $3.7 million in net cash used in our operating activities and about $98,000 used in our investing activities. While our cash balance at both the beginning and end of the year was nominal, about $18,000 and $39,000, respectively, related parties have expressed a willingness to provide additional capital if required.

The Company had a working capital deficit of about $20 million at December 31, 2010, which included convertible debentures of about $5.8 million, accrued interest of about $4.7 million, a convertible subsidiary loan of about $1.7 million, accrued employee salaries of about $2.0 million, and accrued expenses for contingent liabilities of about $1.8 million. The Company’s working capital deficit net of these amounts was $4.0 million at December 31, 2010.

Our financial position and liquidity moving forward will be based on our ability to generate cash flows from our operations, as well as the level of our outstanding indebtedness and our debt service obligations. Our business is highly impacted by commodity price volatility, primarily in the market for corn oil. The current market price for corn oil is about $3.60 per gallon, up 80% from its trailing four year average. While demand for extracted corn oil is strong in the biodiesel and multiple other markets, decreases in the price of corn oil will have a negative impact on the amount of cash we are able to produce from our operating activities. Moreover, to the extent that our existing and potential new licensees are all corn ethanol producers, our business is also subject to commodity price risk in the markets for ethanol, distillers grain, corn and natural gas. These risks are partially mitigated for us by the fact that use of our corn oil extraction technologies will enhance the liquidity and financial position of licensed ethanol producers and provide our licensees with vitally important cash flows during periods of reduced ethanol producer margins. However, our ability to generate cash flow may be adversely affected if, for example, a new licensee were forced by a reduced crush spread to suspend operations prior to installing a corn oil extraction system.

We owe about $31 million in debt to YA Global about $4.5 million to related parties. Our debt to YA Global and our related party lenders matures on December 31, 2012. We are not required to pay any of these amounts in cash since each lender has the right to demand and receive payment in the form of common stock. Despite this feature, repayment of these obligations in cash is an important objective for us moving forward. To the extent that our ability to generate cash from our operating activities becomes impaired, we may not be able to achieve our debt reduction goals out of cash flow alone as we hope to do.

During the years ended December 31, 2010 and 2009, Viridis Capital, LLC ("Viridis"), Minority Interest Fund (II), LLC ("MIF"), Acutus Capital, LLC ("Acutus"), and management personnel provided us with the cash resources we needed for our overhead needs, including all legal expenses incurred in the prosecution of infringing use of our patented technologies. Viridis is owned by our chairman, MIF is owned by a family member of our chairman, and Acutus is owned by our chairman's attorney. These investors collectively provided us with a total of about $2.1 million and about $4.3 million during the years ended December 31, 2010 and 2009, respectively. In total, Viridis (along with our chairman personally and an entity held in trust for the benefit of our chairman's wife (the "Kreisler Trust")), MIF and current management have provided GreenShift and its affiliated companies and subsidiaries with more than about $14.8 million between January 1, 2005 and December 31, 2010. Viridis, the Kreisler Trust and our chairman collectively loaned about $8.4 million of this amount, about half of which was subsequently canceled, forgiven and contributed to shareholders' equity. Additional financing from these investors is available if necessary. However, we do not anticipate that we will to have rely on proceeds from financing activities completed with these and other investors given our expectation that we will produce sufficient cash flows from operating activities on an ongoing basis to cover all of our overhead needs moving forward.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Greenshift Corporation

We have audited the accompanying balance sheets of Greenshift Corporation as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010. Greenshift’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenshift Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
March 31, 2011

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010

	12/31/2010	12/31/2009
ASSETS

Current Assets:
Cash	$18,420	$39,415
Accounts receivable, net of doubtful accounts	194,571	48,471
Inventories, net	1,275,815	547,056
Due from affiliates	--	387,835
Prepaid expenses and other assets	644,781	361,537
Total current assets	2,133,587	1,384,314

Other Assets:
Property and equipment, net	8,746,240	9,833,390
Construction in progress	--	4,544,719
Intangible assets, net	516,131	626,477
Minority investments	2,501,324	2,501,324
Note receivable	500,000	500,000
Deposits	47,571	37,549
Assets to be disposed, net of current	7,500	38,853
Total other assets	12,318,766	18,082,312

TOTAL ASSETS	14,452,353	19,466,626

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	4,657,016	5,956,000
Accrued expenses	1,789,800	1,455,321
Accrued expenses – deferred employee compensation	2,012,876	1,513,998
Accrued interest payable	3,608,050	603,148
Accrued interest payable – related parties	1,057,052	481,766
Deferred revenue	300,396	--
Current portion of long term debt	1,846,575	1,925,802
Current portion of convertible debentures, net	858,713	4,128,297
Convertible debentures – related party	4,985,001	5,006,848
Amounts due to minority shareholders	839,669	872,119
Liabilities of discontinued operations, current	316,133	17,556,127
Total current liabilities	22,271,281	39,499,426

Long term Liabilities:
Long term debt, net of current	--	20,774
Asset retirement obligation	651,182	611,206
Liability for preferred stock – related party	938,641	--
Liabilities to be disposed, net of current	--	52,477
Convertible debentures, net of current	45,737,327	43,141,800
Total long term liabilities	47,327,150	43,826,257

Total Liabilities	69,598,431	83,325,683

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectively	2,481	2,481
Series D: 791,034 and 799,954 shares issued and outstanding, respectively	791	800
Common stock: $0.0001 par value, 20,000,000,000 authorized (2010); $0.001 par value,
500,000,000 authorized (2009); 13,980,670,938 and 477,362,226 shares
issued and outstanding in 2010 and 2009, respectively	1,398,068	47,736
Additional paid in capital	112,526,248	93,023,201
Accumulated deficit	(169,073,666)	(156,933,274)
Total stockholders’ equity (deficit)	(55,146,078)	(63,859,056)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,452,353	$19,466,626

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Twelve Months Ended
	12/31/2010	12/31/2009

Revenue	$7,736,741	$3,871,495
Cost of goods sold	5,007,427	2,648,503
Loss on inventory valuation	1,315,315	--
Gross profit	1,413,999	1,222,992

Operating expenses:
Sales, general and administrative expenses	6,353,191	5,997,454
Bad debt expense	29,939	4,635,334
Loss on write-down of assets	2,296,417	50,000
Gain (loss) on equipment disposal	--	2,928
Impairment of deposit	--	100,000
Impairment of goodwill	--	7,281,993
Total operating expenses	8,679,547	18,067,708

Income (loss) from operations	(7,265,549)	(16,844,716)

Other Income (Expense):
Gain on extinguishment of debt	815,181	1,444,598
Amortization of debt discount & deferred financing	(30,261)	(421,341)
Miscellaneous income	73,461	216,397
Forgiveness of debt	--	681,837
Change in conversion liabilities	(889,784)	(4,937,257)
Change in conversion liabilities- affiliate	(599,577)	(563,953)
Interest expense - affiliate	(863,105)	(481,047)
Interest expense	(3,034,258)	(3,218,321)
Total other income (expense), net	(4,528,343)	(7,279,087)

Loss before provision for income taxes	(11,793,891)	(24,123,803)

(Provision for)/benefit from income taxes	(20)	(51)
Loss from continuing operations	(11,793,911)	(24,123,854)

Discontinued Operations:
Gain from disposal of discontinued operations	67,803	9,116,650
Income (loss) from discontinued operations	(414,284)	(4,723,484)
Total income (loss) from discontinued operations	(346,481)	4,393,166

Net income (loss)	(12,140,392)	(19,730,687)

Mandatorily Redeemable Preferred Equity	--	(270,000)
Net loss attributable to common shareholders	$(12,140,392)	$(20,000,687)

Weighted average common shares outstanding, basic and diluted	2,538,216,954	98,391,183

Earnings (Loss) per Share:
Loss from continuing operations	$(0.00)	$(0.25)
Income (loss) from discontinued operations	(0.00)	0.05
Net income (loss) per share – basic and diluted	$(0.00)	$(0.20)

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

	Series B Preferred		Series D Preferred		Series E Preferred
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	2,519,219	$2,519	800,000	$800	20,000	$20

Conversion of Series B preferred stock to common	(38,676)	(39)	--	--	--	--
Conversion of Series D preferred stock to common	--	--	(46)	--	--	--
Mandatorily redeemable preferred stock	--	--	--	--	--	--
Stock issued upon conversion of debentures	--	--	--	--	--	--
Restatement –sale of entity under common control	--	--	--	--	--	--
Stock issued for repayment of accounts payable	--	--	--	--	--	--
Stock issued for services	--	--	--	--	--	--
Cancellation of shares	--	--	--	--	(20,000)	(20)
Disposal of subsidiary	--	--	--	--	--	--
Debt restructuring	--	--	--	--	--	--
Change in conversion liabilities due to conversion of debt	--	--	--	--	--	--
Forgiveness of affiliate debt	--	--	--	--	--	--
Net loss	--	--	--	--	--	--
Balance at December 31, 2009	2,480,544	$2,481	799,954	$800	--	--

Conversion of Series D preferred stock to common	--	--	(8,920)	(9)	--	--
Stock issued upon conversion of debentures	--	--	--	--	--	--
Stock issued for repayment of accounts payable	--	--	--	--	--	--
Stock issued for services	--	--	--	--	--	--
Conversion of obligation to minority shareholders	--	--	--	--	--	--
Transfer of investments in subsidiaries to affiliate	--	--	--	--	--	--
Change in conversion liabilities due to conversion of debt	--	--	--	--	--	--
Forgiveness of affiliate debt	--	--	--	--	--	--
Net loss	--	--	--	--	--	--
Balance at December 31, 2010	2,480,544	$2,481	791,034	$791	--	--

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

	Common Stock		Non-Control Interest in Subsidiary	Additional Paid in Capital	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2008	9,514,498	$951	$9,673	$76,973,122	$(136,932,585)	$20

Conversion of Series B preferred stock to common	96,690	10	--	29	--	--
Conversion of Series D preferred stock to common	27,878	3	--	(3)	--	--
Mandatorily redeemable preferred stock	--	--	--	--	(270,00)	(270,000)
Stock issued upon conversion of debentures	463,243,236	46,324	--	5,623,976	--	5,670,300
Restatement –sale of entity under common control	--	--	--	11,548,622	--	11,548,622
Stock issued for repayment of accounts payable	250,000	25	--	14,475	--	14,500
Stock issued for services	4,980,000	498	--	61,752	--	62,250
Cancellation of shares	(2,000,076)	(200)	--	(2,085,500)	--	(2,085,720)
Disposal of subsidiary	--	--	(9,673)	78,297	--	68,624
Debt restructuring	--	--	--	33,535	--	33,535
Change in conversion liabilities due to conversion of debt	--	--	--	1,011,143	--	1,011,143
Forgiveness of affiliate debt	1,250,000	125	--	(236,247)	--	(236,122)
Net loss	--	--	--	--	(19,730,687)	(19,730,687)
Balance at December 31, 2009	477,362,226	$47,736	--	$93,023,201	$(156,933,274)	$(63,859,056)

Conversion of Series D preferred stock to common	9,000,000,000	900,000	--	(899,991)	--	--
Stock issued upon conversion of debentures	4,372,428,712	437,243	--	2,476,624	--	2,913,866
Stock issued for repayment of accounts payable	1,000,000	100	--	1,900	--	2,000
Stock issued for services	2,500,000	250	--	7,250	--	7,500
Conversion of obligation to minority shareholders	127,380,000	12,738	--	19,712	--	32,450
Transfer of investments in subsidiaries to affiliate	--	--	--	17,822,476	--	17,822,476
Change in conversion liabilities due to conversion of debt	--	--	--	455,943	--	455,943
Forgiveness of affiliate debt	--	--	--	(380,867)	--	(380,867)
Net loss	--	--	--	--	(12,140,392)	(12,140,392)
Balance at December 31, 2010	13,980,670,938	$1,398,067	--	$112,526,248	$(169,073,666)	$(55,146,078)

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

Twelve Months Ended
	12/31/2010	12/31/2009
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(12,140,392)	(19,730,687)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on disposal of discontinued operations	(67,803)	(9,116,650)
Depreciation and amortization	1,087,150	1,109,265
Amortization of intangibles	110,345	166,482
Amortization of debt discount and deferred financing costs	30,261	34,544
Change in net assets of disposal group	557,017	2,189,363
Change in conversion liabilities	1,491,234	5,501,210
Stock based compensation	7,500	--
Write-down of assets	2,296,417	50,000
Accretion of asset retirement obligation	39,976	1,282
Issuance costs – liability for Series F Preferred Stock	497,545	--
Loss on impairment of goodwill	--	7,281,993
Loss on disposal of assets	--	36,110
Gain on extinguishment of debt	(815,181)	(1,444,598)
Bad debt expense	29,939	46,962
Loss from change in inventory valuation	1,315,315	--

Changes in operating assets and liabilities:
Accounts receivable	(176,039)	(174,291)
Restricted cash	--	324
Accrued interest receivable	(72,000)	--
Prepaid expenses	(211,246)	(402,553)
Deposits	(10,022)	(104,587)
Costs in excess of earnings	--	125,696
Deferred revenue	300,396	--
Accrued interest	3,025,532	6,486,147
Accrued interest – related party	863,105	302,055
Accounts payable and accrued expenses	111,293	3,931,388
Net cash provided by (used in) operating activities	(1,709,604)	(3,710,545)

CASH FLOW FROM INVESTING ACTIVITIES
Construction in progress	--	(3,165)
Additions to and acquisition of property, plant and equipment	--	(94,726)
Proceeds from sale of inventory components	122,235	--
Loans to affiliate	(336,123)	--
Net cash used in investing activities	(213,888)	(97,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	--	39,000
Proceeds from convertible debentures – related party	1,902,497	4,046,067
Payments on convertible debentures – related party	--	(34,117)
Repayment of affiliate debt	--	(216,393)
Net cash provided by financing activities	1,902,497	3,834,557

Net increase (decrease) in cash	(20,995)	26,121
Cash at beginning of period	39,415	13,294
Cash at end of period	$18,420	$39,415

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

REFERENCES TO THE COMPANY

References to “we,” “our,” “us,” “GreenShift” or the “Company” in the consolidated financial statements and in these notes to the consolidated financial statements refer to GreenShift Corporation, a Delaware corporation, and its subsidiaries.

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities which we control. All significant intercompany balances and transactions have been eliminated on a consolidated basis for reporting purposes.

USE OF ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

DESCRIPTION OF THE BUSINESS

We develop and commercialize clean technologies that facilitate the more efficient use of natural resources. We are focused on doing so today in the U.S. ethanol industry, where we innovate and offer technologies that improve the profitability of licensed ethanol producers.

We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. Several plants were licensed to use our technologies as of the end of 2010. During 2010 and 2009, we were party to license agreements with ethanol producers located in Wisconsin, New York, Indiana, and Michigan. These producers were granted the right to use our technologies and equipment at their locations in return for royalties equal to the spread between the market price of the corn oil recovered by our licensees with our technologies and equipment and a discounted purchase price. Our sales and cost of sales include the sales and costs of the corn oil used by these licensees with our technologies and equipment. We entered into agreements during 2010 which called for the liquidation of several of these license agreements and the associated systems to our senior lender, YA Global (see Note 22, Subsequent Events, below).

During the year ended December 31, 2009, we were party to agreements to acquire a 10 million gallon per year biodiesel facility in Michigan and we owned an oilseed crush facility in Culbertson, Montana. Our interests in these two facilities were divested during the second quarter of 2009. The Company’s specialty equipment manufacturing operations were also liquidated during the first quarter of 2010. The financial results of each of these subsidiaries have been presented as discontinued operations during the year ended December 31, 2009 (see Note 6, Discontinued Operations).

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect adoption of ASU 2010-29 to have a material impact on the Company’s results of operations or financial condition.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on the Company’s results of operations or financial condition.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should (i) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (ii) be related solely to past performance; and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Management evaluated the potential impact of ASU 2010-17 and does not expect its adoption to have a material effect on the Company’s results of operations or financial condition.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a significant effect on the Company’s financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing, (“ASU-2009-15”), which provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The adoption of ASU 209-15 did not have a material impact on the Company’s results of operations or financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from continuing operations of $11,793,912 for the year ended December 31, 2010. As of December 31, 2010 the Company had $18,420 in cash, and current liabilities exceeded current assets by $20,137,694.  These matters raise substantial doubt about the

Company’s ability to continue as a going concern. Our ability to satisfy those obligations will depend on our success in obtaining financing, our success in developing revenue sources, and our success in negotiating with the creditors. Management’s plans include raising additional proceeds from debt and equity transactions to fund operations, and to increase revenue and cut expenses. There can be no assurances that the Company will be able to eliminate both its working capital deficit and its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

All significant intercompany balances and transactions were eliminated in consolidation. The financial statements for the periods ended December 31, 2010 and 2009 have been consolidated to include the accounts of the Company and its subsidiaries.  The company disposed of a number of its subsidiaries during the periods ended December 31, 2010 and 2009. The financial results of our former biodiesel facility were presented as discontinued operations as and for the period of January through April 2009 (see Note 6, Discontinued Operations, below), and are not included in the Company’s results of continuing operations for the year ended December 31, 2010.  The financial results of our former oilseed crushing facility (net loss of $558,513) have been omitted from the Company’s results of operations for the year ended December 31, 2009 in accordance with ASC 805-50-45-1, Transactions Between Entities Under Common Control.  The financial results for the remaining subsidiaries that were disposed of were presented as components of the loss from discontinued operations for years ended December 31, 2010 and 2009.

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

The Company recognizes revenue from licensing of the Company’s corn oil extraction technologies when the corn oil sales occur.  Licensing royalties are recognized as earned on a monthly basis by calculating the royalty as a percentage of gross corn oil sales by the ethanol plants. For the purposes of assessing royalties, the sale of corn oil is deemed to occur when shipped, which is when the four basic criteria have been met: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured, and (iv) product delivery has occurred, which is generally upon delivery to the customer.

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s licensing support services, the Company recognizes such revenues when services are completed and billed.

RECEIVABLES AND CREDIT CONCENTRATION

Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 90 days old are evaluated for delinquency. In addition, we consider historical bad debts and current economic trends in evaluating the allowance for bad debts. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. The carrying amount of accounts receivable has been reduced by a valuation allowance that has been set up in the amount $29,939 and $4,632,584 as of December 31, 2010 and 2009, respectively. Management will continue to review the valuation allowance on a quarterly basis.

INVENTORIES

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, will be sold to various new projects on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at December 31, 2010 and 2009 consist of the following:

	2010	2009

Equipment inventory	$1,275,815	$547,056

During the year ended December 31, 2010, the Lakota construction in progress project was cancelled and the $2,248,302 in related equipment from that project was transferred into inventory. During the year ended December 31, 2010, the Company re-evaluated the inventory on its books and determined that a write-down to market was necessary.  As a result, the Company wrote down inventory by $1,315,315, which was expensed under cost of goods sold as a loss on inventory valuation. During the year ended December 31, 2009, the Company wrote off its $69,000 inventory deposit and recognized a $69,000 impaired inventory deposit expense.

ASSET RETIREMENT OBLIGATIONS

In accordance with ASC 410-20, Asset Retirement Obligations, the Company recognizes the fair value of the liability for an asset retirement obligation, which is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The fair value of the liability is estimated using projected discounted cash flows. In subsequent periods, the retirement obligation is accreted to its future value, which is the estimate of the obligation at the asset retirement date. The liability is accreted to its present value each period, and the capitalized cost is depreciated or depleted over the useful lives of the respective assets. If the liability is settled for an amount other than the recorded amount, a gain or loss would be recognized at such time. The Company’s asset retirement obligations totaled $691,435 and $651,459 at December 31, 2010 and 2009, respectively.

CASH AND EQUIVALENTS

The Company considers cash and equivalents to be cash and short-term investments with original maturities of three months or less from the date of acquisition.

PROPERTY AND EQUIPMENT

Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the lease or their useful lives. Gains and losses on depreciable assets retired or sold are recognized in the consolidated statement of operations in the year of disposal, and repair and maintenance expenditures are expensed as incurred. Property, plant and equipment are stated at cost. Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized. Once an asset has been completed and placed in service, it is transferred to the appropriate category and depreciation commences. The Company uses the straight line method for depreciation and depreciates equipment over the estimated useful life of the assets: office and computer equipment over 3-5 years and corn oil extraction systems over a 10 year period. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal, and repair and maintenance expenditures are expensed as incurred. Property and equipment are stated at cost and include amounts capitalized under capital lease obligations.

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for its goodwill and intangible assets pursuant to ASC 350-20-55-24, “Intangibles – Goodwill and Other”. Under ASC 350, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology. Intangibles with definite lives are subject to impairment testing in the event of certain indicators. Impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.  At December 31, 2010, the Company’s balance sheet included intangible assets with an aggregate carrying value of $516,131 as compared to $626,477 at December 31, 2009. During the year ended December 31, 2009, the Company recorded an impairment of goodwill in the amount of $7,281,993 related to the acquisition of BIG.

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

NET LOSS PER COMMON SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, “Earnings per Share,” whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares if the effect is anti-dilutive. For the years ended December 31, 2010 and 2009, common stock equivalent shares arising from the assumed exercise of options, warrants and debt conversions of convertible debt instruments were excluded from the computation of diluted net loss per share. The terms of our convertible debt agreements with our lenders limit the amount of common shares received and held by each lender at the time of conversion to 4.9% of the then-current issued and outstanding common stock of the Company. Potential future dilutive securities include about 4.5 billion common shares issuable to the Company’s lenders upon conversion of convertible debentures.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. We use estimates and assumptions in accounting for the following significant matters, among others:

-	Allowances for doubtful accounts;

-	Valuation of acquired assets;

-	Inventory valuation and allowances;

-	Fair value of derivative instruments and related hedged items;

-	Useful lives of property and equipment and intangible assets;

-	Asset retirement obligations;

-	Long lived asset impairments, including goodwill;

-	Contingencies;

-	Fair value of options and restricted stock granted under our stock-based compensation plans; and,

-	Tax related items

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

Deferred finance costs represent costs paid to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature are reflected as a debt discount. These costs and discounts are amortized over the life of the related debt. Amortization expense related to these costs and discounts were $30,261 and $34,544 for the years ended December 31, 2010 and 2009, respectively and are included in other expense.

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

Effective July 1 2009, the Company adopted ASC 820-10-55-23A, Scope Application to Certain Non-Financial Assets and Certain Non-Financial Liabilities, delaying application for non-financial assets and non-financial liabilities as permitted. ASC 820 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In January 2010, the FASB issued an update to ASC 820, which requires additional disclosures about inputs into valuation techniques, disclosures about significant transfers into or out of Levels 1 and 2, and disaggregation of purchases, sales, issuances, and settlements in the Level 3 rollforward disclosure. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the years ended December 31, 2010 and 2009:

Embedded conversion liabilities as of December 31, 2010:
Level 1	$--
Level 2	--
Level 3	5,663,482
Total	$5,663,482

The following table reconciles, for the period ended December 31, 2010, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative as of December 31, 2008	$6,704,831
Write off due to restructured terms	(6,645,348)
Fair value of warrants and conversion feature of debentures at issuance	5,258,853
Reductions in fair value due to conversion of principal	(878,359)
Gain on fair value adjustments to embedded derivatives	189,335
Balance of embedded derivatives at December 31, 2009	4,629,312

Present value of beneficial conversion features of new debentures	325,656
Present value of beneficial conversion features of preferred stock liability	428,381
Accretion adjustments to fair value – beneficial conversion features	760,387
Reductions in fair value due to principal conversions	(480,254)
Balance at December 31, 2010	5,663,482

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes the initial expense for the conversion liability which is added to the carrying value of the debenture or the liability for preferred stock. The Company also recognizes expense for accretion of the conversion liability to fair value over the term of the note. The Company has adopted ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture and/or convertible preferred share could result in the note principal and/or preferred shares being converted to a variable number of the Company’s common shares.

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

NONCONTROLLING INTEREST

Effective July 1, 2009, the Company accounted for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary under ASC 810-10-45-16, Noncontrolling Interest in a Subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The standard requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. Additionally, the standard defines a noncontrolling interest as a financial instrument issued by a subsidiary that is classified as equity in the subsidiary’s financial statements. A financial instrument issued by a subsidiary that is classified as a liability in the subsidiary’s financial statements based on the guidance in other standards is not a controlling interest because it is not an ownership interest. Based on this definition of noncontrolling interest the Company presented its previously reported minority interest as a current liability. Other than the change in presentation of noncontrolling interests, the adoption of ASC 810-10-45-16 had no impact on the Financial Statements.

ROYALTY FEES

In June 2010, the Company entered into an amended and restated technology acquisition agreement (the “TAA”), with an effective date of January 1, 2010, which amended the terms under which the Company pays for the ongoing use of its patent and patent-pending corn oil extraction technologies (the “Technology”) (see Note 20, Related Party Transactions). The TAA, as amended, provides for the payment to the Sellers of a royalty fee of $0.10 per gallon for use of the Technology under circumstances involving no investment in equipment used in connection with the Technology, or 20% of net cash flows under circumstances involving any such investment. The amended TAA also calls for the issuance to the Sellers of Series F preferred shares, a new class of redeemable Company preferred stock, and the reduction of the royalty fees payable by the Company to $0.025 per gallon upon redemption of such preferred stock. The reduction of the royalty fees payable is completed ratably upon redemption of the Series F preferred stock. Prior to December 31, 2009, license fees were payable for the use of the Company’s corn oil extraction technologies at a rate of $150,000 per system  in addition to an ongoing royalty of $0.10 per gallon of corn oil extracted with the Technology. For the year ended December 31, 2009, the Company incurred license fees of $750,000. The license fees were capitalized with $107,143 and $160,714 being amortized and included in the Company’s cost of sales for the years ended December 31, 2010 and 2009, respectively.   During the years ended December 31, 2009 and 2010, the Company also prepaid royalty fees of $300,000 and $7,385, respectively, for future use of the Technology. During 2010, royalty fees of $278,571 were incurred and offset against the prepaid royalty fees, and included in the Company’s cost of sales for the year ended December 31, 2010. The Company accounted for the CWT Preferred Shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the CWT convertible preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares.  The Company determined the value of the CWT Preferred Shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the year ended December 31, 2010, the Company recognized a total expense of $925,926 based on the grant date value, including $497,545 in professional fees for the agreement modification and the $428,381 for the conversion liability at present value. The Company recognized a reduction in conversion liability at present value of $25,063 for the redemptions that occurred via payments of royalties under the agreement and recorded an expense of $37,778 for the accretion to fair value of the conversion liability for the period. The carrying value of the liability for the CWT Preferred Shares was $938,641 at December 31, 2010, including the grant date value plus the accretion less redemptions of the conversion liability during the year. The liability for the conversion feature shall increase from its present value of $441,096 at December 31, 2010 to its estimated settlement value of $1,079,339 at June 10, 2020.

RECLASSIFICATIONS

Certain items in the financial statements for 2009 have been reclassified to conform with the current year presentation. Such reclassification had no effect on net income.

NOTE 4	CONCENTRATIONS

The Company maintains cash balances with financial institutions that at times may exceed the limits insured by the Federal Deposit Insurance Corporation. Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. One customer balance represents 43% of accounts receivable; one customer's revenue represented 34% of total revenue, while three other customers' combined revenue represented 52% of total revenue.

NOTE 5	STOCKHOLDERS’ EQUITY

The Company accounts for stock and stock options issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company’s stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. The Company adopted the provisions of ASC 505, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 505, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

STOCK OPTIONS

Activity under the plan and issuances of options and/or warrants for the years ended December 31, 2010 and 2009 is as follows:

	Number of Shares	Wt. Avg. Exercise Price
Outstanding at December 31, 2008	99,263	$49.19
Granted at fair value
Forfeited
Exercised
Outstanding at December 31, 2009	99,263	49.19

Granted at fair value
Forfeited
Exercised
Outstanding at December 31, 2010	99,263	$49.19
Exercisable

INCREASE IN AUTHORIZATION OF COMMON STOCK

On March 30, 2010, an Amendment to the Certificate of Incorporation was filed with the State of Delaware increasing the total number of shares of all classes of stock which the Corporation shall have authority to issue to 20,005,000,000, consisting of 5,000,000 shares of blank check Preferred Stock, par value $0.001 per shares (the “Preferred Stock”), and 20,000,000,000 shares of Common Stock, par value $0.0001 per share (the “Common Stock”).  On July 19, 2010, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to the Company’s certificate of incorporation to give effect to a 1-for-10 reverse stock split; all common share amounts reported herein are retroactively reported on a post-split basis for all periods presented after accounting for the effect of this reverse stock split.

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into twenty-five shares of common stock. The holders would be entitled to cumulative dividend rights equal to that of twenty-five common shareholders upon the declaration of dividends on common stock, and have voting privileges of one vote to every one common share. At December 31, 2008, there were 2,512,219 shares of Series B Preferred Stock issued and outstanding. A total of 38,676 shares of Series B Preferred Stock were converted into 96,690 shares of Company common stock during 2009 as compensation. At December 31, 2010 and 2009, there were 2,480,544 and shares of Series B Preferred Stock issued and outstanding.

SERIES D PREFERRED STOCK

Shares of the Series D Preferred Stock (the “Series D Shares”) may be converted by the holder into Company common stock. The conversion ratio is such that the full 1,000,000 Series D Shares originally issued convert into Company common shares representing 80% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). The holder of Series D Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series D Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series D Shares will receive the dividend that would be payable if the Series D Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series D Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series D Shares had been converted into common shares.  During the year ended December 31, 2010, 8,920 shares of Series D Preferred Stock were converted into 10 billion shares of Company common stock by Viridis Capital, LLC, the majority shareholder of the Company, its sole member, Kevin Kreisler, is the Company’s chairman, of which 4 billion shares have subsequntly been cancelled.  As of December 31, 2010 and 2009, there were 791,034 and 799,954 shares of Series D Preferred Stock, respectively, issued and outstanding.

SERIES E PREFERRED STOCK

On May 15, 2008, the Company issued 20,000 shares of the Company’s new Series E Preferred Stock (the “Series E Shares”) to the BIG shareholders (See Note 6, Discontinued Operations, below), which shares are convertible at a fixed rate of 1 preferred share to 1,000 common shares into a total of 20,000,000 shares of Company common stock; provided, however, that the Series E Shares shall be convertible into Company common shares in proportion to the Company’s earnings before interest, taxes, depreciation and amortization and non-cash and non-recurring items (“EBITDA”) and will be fully convertible into 20,000,000 common shares on a pro-rated basis as the Company achieves $50,000,000 in EBITDA during one year period. The holders would be entitled to cumulative dividend rights equal to that of 1,000 common shareholders upon the declaration of dividends on common stock, and have voting privileges of one vote to every one common share. At December 31, 2010 and 2009, there were 0 shares of Series E Preferred Stock, issued and outstanding.

SERIES F PREFERRED STOCK

On June 10, 2010, the Company entered into the Second Amended and Restated Technology Acquisition Agreement with Cantrell Winsness Technologies, LLC (“CWT”).   As partial consideration under the amended agreement, the Company granted CWT members an additional one-time payment in the form of 1,000,000 shares of Series F Preferred Stock with a face value of $10 per preferred share.  Each preferred share shall be convertible into shares of the Company’s common stock commencing six months after the date of the amendment at a rate equal to 90% of the then current trailing five day trailing average closing market price for the Company’s common stock.  CWT members shall not sell shares of the Company’s common stock at a monthly rate greater than 5% of the average trading volume for the Company’s common stock for each preceding calendar month.  The Company shall have the right to redeem any portion or all of the preferred shares on a pro-rated per preferred share basis in return for cash paid to members at a rate equal to the face value of the preferred shares redeemed until the preferred shares have been fully redeemed.  The Company accounted for the CWT Preferred Shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the CWT convertible preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares.   The Company determined the value of the CWT Preferred Shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the year ended December 31, 2010, the Company recognized a total expense of $925,926 based on the grant date value, including $497,545 in professional fees for the agreement modification and the $428,381 for the conversion liability at present value. The Company recognized a reduction in conversion liability at present value of $25,063 for the redemptions that occurred via payments of royalties under the agreement and recorded an expense of $37,778 for the accretion to fair value of the conversion liability for the period. The carrying value of the liability for the CWT Preferred Shares was $938,641 at December 31, 2010, including the grant date value plus the accretion less redemptions of the conversion liability during the year. The liability for the conversion feature shall increase from its present value of $441,096 at December 31, 2010 to its estimated settlement value of $1,079,339 at June 10, 2020. At December 31, 2010 and 2009, there were 1,000,000 and 0 shares of Series F Preferred Stock, issued and outstanding.

The only conditions under which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

STOCK COMPENSATION

During the years ended December 31, 2010 and 2009, the Company issued 2,500,000 and 4,980,000, respectively, shares of common stock to a consultant.

COMMON STOCK

During the year ended December 31, 2010, YA Global Investments, L.P. (“YA Global”) converted 658,678,086 shares of stock for a total of $720,932 that was credited against the YAGI convertible debentures. During the year ended December 31, 2010, Minority Interest Fund II), LLC (“MIF”) converted 2,193,554,510 shares of stock for a total of $1,527,649 that was credited against the MIF convertible debenture and accrued interest; Mammoth Corporation (“Mammoth”) converted 815,500,000 shares of stock for a total of $225,425 that was credited against the Mammoth convertible debenture; CA Ventures, LLC (“CAV”) converted 304,928,571 shares of stock for a total of $329,500 that was credited against the CAV convertible debenture; E-LionHeart Associates, Inc. (E-LionHeart”) converted 360,523,489 shares of stock for a total of $50,000 that was credited against the E-LionHeart convertible debenture and JMJ Financial Corporation (“JMJ”) converted 39,240,480 shares of stock for a total of 60,361 that was credited against the JMJ debenture. During the year ended December 31, 2010, the Company also issued 127,380,000 shares of common stock upon the conversion of $32,450 of amounts due to minority shareholders of consolidated subsidiaries, 1,000,000 shares to a vendor for the payment of $2,000 in accounts payable.

During the year ended December 31, 2009, YA Global converted 217,728,977 shares of stock for a total of $2,799,961 that was credited against the YA Global convertible debentures. During the year ended December 31, 2009, MIF converted 170,923,457 shares of stock for a total of $2,095,171 that was credited against the MIF convertible debenture; Mammoth converted 36,965,552 shares of stock for a total of $190,086 that was credited against the Mammoth convertible debenture; Sunny Isle Ventures (“SIV”) converted 11,649,363 shares of stock for a total of $156,964 that was credited against the SIV convertible debenture and JMJ converted 25,975,887 shares of stock for a total of $428,139 that was credited against the JMJ debenture. During the year ended December 31, 2009, the Company also issued 250,000 shares to a vendor for the payment of $14,500 in accounts payable. During the year ended December 31, 2009, 38,676 shares of Series B Preferred Stock were converted into 96,690 shares of common stock. This included 16,000 shares of common stock issued to a former Company employee.

NOTE 6	DISCONTINUED OPERATIONS

Effective June 30, 2009, GS AgriFuels Corporation and Carbonics Capital Corporation entered into a Stock Purchase Agreement pursuant to which Carbonics acquired 100% of the stock of Sustainable Systems, Inc. (“Culbertson”) from GS AgriFuels in return for assumption of $4,000,000 of GS AgriFuels’ indebtedness to YA Global Investments, L.P. (“YA Global”). GS AgriFuels retained all rights and obligations pertaining to the 2007 acquisition by GS AgriFuels of Culbertson; these obligations are contested and include $3,804,287 in convertible debentures and $1,017,451 in notes payable to the prior owners of Culbertson (“Purchase Obligations”).  At the time of the Stock Purchase Agreement, the majority shareholder of Carbonics was Viridis Capital, LLC, which company is also the majority shareholder of the Company. The financial results of Culbertson (net loss of $558,513) have been omitted from the Company’s results of operations for the year ended December 31, 2009 in accordance with ASC 805-50-45-1, Transactions Between Entities Under Common Control.

Effective May 15, 2008, the Company and Biofuel Industries Group, LLC (“BIG”) entered into an Exchange Agreement pursuant to which the Company exchanged 2,000,000 common shares and 20,000 preferred shares in return for 100% of the equity of BIG. The Company’s ownership of BIG was subject to the prior written consent of Citizens Bank and rescission in the event that BIG’s loans due to Citizens Bank, BIG’s senior creditor, were not timely serviced and kept in good standing. BIG’s agreements with Citizens Bank required Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its previously-pending financing agreements with CleanBioenergy Partners, LLC (see Note 15, Commitments and Contingencies). This financing failed to close as expected in March 2009 despite the Company’s compliance with the relevant agreements with CleanBioenergy Partners, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The Company subsequently entered into negotiations in April 2009 to restructure the terms of the BIG acquisition, however, a notice of default of the Exchange Agreement was declared on May 14, 2009 in order to maintain compliance with BIG’s loan agreements with Citizens Bank. The Company elected not to restructure the original acquisition transaction and instead facilitated rescission of the original acquisition transaction and the divestiture of BIG during the second quarter of 2009. The financial results of BIG were presented as discontinued operations as and for the year ended December 31, 2009 and the Company recorded an impairment of goodwill in the amount of $7,281,993 related to this investment during year ended December 31, 2009. As a result, the Company realized a loss from discontinued operations of $1,236,709 and a gain from disposal of $9,116,650 for the year ended December 31, 2009. The components of the loss from discontinued operations for BIG for year ended December 31, 2009 were as follows:

2009
Revenue	$327,705
Cost of revenue	626,097
Gross profit	(298,392)

Selling, general and administrative expenses	469,136
Income (loss) from operations	(767,528)

Other income (expense):
Interest expense	(84,650)
Other income (expense), net	(384,531)
Total other income (expense)	(469,181)

Income (loss) before provision for income taxes	(1,236,709)
Total benefit (provision) for tax	--
Net income (loss)	$(1,236,709)

OTHER SUBSIDIARIES

The Company’s specialty equipment manufacturing operations (“GS Design”) were idled during the fourth quarter 2009. During the fourth quarter of 2009, GS Design and its subsidiary, GS Rentals, LLC, entered into an agreement for conveyance of real property and partial debt cancellation with the bank holding the lien on the GS Rentals property in exchange for the return of such property, and all of GS Design’s remaining assets were sold at auction. The proceeds of the auction were applied to reduction of secured obligations due to the Ottoville Bank Company ($25,000) and YA Global Investments, L.P. ($145,573). A $138,219 gain was recognized on the sale of the GS Design assets. The Company’s acquisition of Bollheimer & Associates was rescinded effective November 30, 2009. The operations of this former subsidiary are presented as discontinued operations during the years ended December 31, 2010 and 2009.   The operations of GS Design and its subsidiary, GS Rental as well as GS AgriFuels Corporation and each of its subsidiaries have been discontinued  Effective December 31, 2010, these operations were sold to Viridis Capital, LLC under a Share Purchase Agreement (See Note 20, Related Party Transaction). Accordingly, the financial results of these subsidiaries are presented as discontinued operations during the years ended December 31, 2010 and 2009. In addition, the Company recorded $47,095 in income for the Company’s inactive subsidiary American Metals Recovery, Corp. (“AMRC”) and Metals Recovery Transportation, Corp. (“MRTC”) which involved a gain on extinguishment of aged payables. As a result, the Company realized a loss from discontinued operations of $414,283 and a loss from discontinued operations of $3,486,775 for the years ended December 31, 2010 and 2009, respectively. The components of the loss from discontinued operations for the subsidiaries listed above for years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Revenue	$--	$129,418
Cost of revenue	--	1,113,327
Gross profit	--	(983,908)

Selling, general and administrative expenses	27,894	517,650
Gain (loss) on equipment disposal	(147,581)	197,683
Income (loss) from operations	119,687	(1,699,241)

Other income (expense):
Interest expense	27,477	970,701
Debt forgiveness	--	(302,070)
Amortization of debt discount	--	54,859
Miscellaneous income	47,095	--
Gain on extinguishment of debt	(608,542)	(2,511,024)
Total other income (expense)	(533,970)	(1,787,534)

Income (loss) before provision for income taxes	(414,283)	(3,486,775)
Total benefit (provision) for tax	--	--
Net income (loss)	$(414,283)	$(3,486,775)

NOTE 7	DEPOSITS

The Company has total deposits in the amount of $47,571 and $37,549 as of the years ending December 31, 2010 and 2009.  The Company set up a deposit in the amount of $65,000 to the Company’s PEO provider.  This was offset by the year-end payroll accrual of $23,313.  The Company’s former $32,515 deposit with the leasing agent for the New York was offset against amounts owed for rent.

NOTE 8	GOODWILL AND INTANGIBLE ASSETS

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

The Company tests goodwill and intangible assets annually for impairment at the reporting level using a two-step process. The first step includes the following review criteria: (a) compare fair value of reporting unit with its carrying amount (accounting value); (b) if fair value of reporting unit is greater than its carrying amount (including recorded goodwill), then no impairment and therefore there is no need to perform Step II; and (c), if the reporting unit carrying amount (including recorded goodwill) is greater than its fair value, then must complete Step II to measure the amount of impairment, if any. The second step includes the following review criteria: (a) measuring the amount of impairment loss; (b) the implied fair market value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined; (c) in order to determine the implied fair value of the goodwill, we value all assets; (d) assets subject to testing under ASC 350-20-55-24, Intangibles – Goodwill and Other must be tested before goodwill can be tested under ASC 350-20-55-24, Intangibles – Goodwill and Other; and (e) if the carrying amount of a reporting unit goodwill exceed the implied fair value of that goodwill, then an impairment loss is recognized for an amount equal to that excess. The Company used three methods of valuation to determine impairment. The first method used is book value, the second methodology is Discounted Cash Flow analysis and the third method is a combination of Discounted Cash Flow analysis and Market Multiples.

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

The Company’s intangible assets at December 31, 2010 and 2009, respectively, include the following:

	2010	2009
License fees	$750,000	$750,000
Patent	50,000	50,000
Website	45,076	45,076
Accumulated amortization	(328,945)	(218,599)
Intangible assets, net	$516,131	$626,477

Amortization of intangible assets was $110,346 and $174,001 for the twelve months ended December 31, 2010 and 2009 respectively. Estimated amortization expense for future years is as follows:

2011	$112,236
2012	112,236
2013	112,236
2014	110,346
2015	69,077
Thereafter	--
Total	$516,131

The changes in the carrying amount of goodwill during the year ended December 31, 2009 were as follows:

Balance at January 1, 2009	$8,364,456
Goodwill acquisition	7,703,720
Impairment/loss	(16,068,176)
Balance at December 31, 2009	$--

NOTE 9	PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following:

	2010	2009
Furniture and fixtures	$32,484	$32,484
Machinery and equipment	75,634	75,634
Computer equipment	35,584	35,584
Processing equipment	11,413,724	11,413,724
Sub-total	11,557,426	11,557,426
Less accumulated depreciation	(2,811,186)	(1,724,036)
Total	$8,746,240	$9,833,390

During the year ended December 31, 2010, the Lakota construction in progress project was cancelled and the $2,248,302 in related equipment from the Lakota project was transferred into inventory. At December 31, 2010, and 2009, total construction in progress related to the Company’s corn oil extraction systems was $0 and $4,544,719, respectively. Depreciation charged to operations was $1,087,150 and $1,067,784 for the years ended December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, the Company recorded $0 and $30,426 in write-downs due the impairment of assets relating to property and equipment.

On January 4, 2010, the Company announced its execution of an agreement with Global Ethanol, LLC (“Global”), pursuant to which the Company granted Global the right to use GreenShift’s patented corn oil extraction technologies at Global’s 100 million gallon ethanol plant in Lakota, Iowa. Under the terms of the agreement, Global directly built a facility based on the Company’s patented corn oil extraction technologies designed to extract more than 2.2 million gallons per year of corn oil in return for an ongoing royalty payment. As a result, the Lakota project was cancelled and the $2,248,302 in related equipment from the Lakota project was transferred from construction in progress to inventory. During its yearly review process, the Company wrote off $2,296,417 in construction in progress for the year ended December 31, 2010 that was deemed fully impaired.

During 2010, but effective during the first quarter of 2011, the Company liquidated its interest in its corn oil extraction systems located in Indiana, Iowa, New York and Wisconsin to YA Corn Oil Systems, LLC. See Note 14, Debt and Purchase Obligations, below.

NOTE 10	LINES OF CREDIT

On January 25, 2008, GS COES (Yorkville I), LLC, a subsidiary of the Company, closed on the terms of a Credit Agreement with YA Global Investments, LP (“YA Global”). On July 1, 2008, the

Credit Agreement was amended to extend the commencement of payments to YA Global to October 1, 2008 and to extend all performance timelines to December 31, 2008. On December 11, 2008, the Credit Agreement was amended to extend the maturity date to January 31, 2011, to increase the revolving availability to $13,750,000, and to restructure the repayment provisions such that amounts advanced by YAGI would be repaid on the closing of financing from CleanBioenergy Partners, LLC, an affiliate of GE Energy Financial Services. The Credit Agreement was issued for the purpose of constructing and installing corn oil extraction facilities based on the Company’s patented and patent-pending corn oil extraction technologies. While the revolving availability under the line of credit was increased to $13,750,000 in the December 11, 2008 amendment, and the Company was otherwise in compliance with the amended terms, the Company was unable to access the additional availability. The balance on the line of credit was $10,000,000 as of December 31, 2008, interest is accruing at the rate of 20% per annum, and the line and accrued interest is payable at the maturity date. The December 11, 2008 amendment also added a term allowing YA Global to convert interest and principal into common stock of the Company at a conversion price equal to the lesser of (a) $1.25 or (b) 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. The Company restructured this line of credit with YA Global effective December 9, 2009. The balance on the line of credit as of December 31, 2009 was $0. The Company accounted for the YA Global line of credit dated January 25, 2008 in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the YA Global line of credit could result in the principal being converted to a variable number of the Company’s common shares. The carrying amount of the line has been restated for the prior year. The Company determined the value of the YA Global line of credit at issuance to be $11,044,838 which represented the face value of the principal plus the present value of the conversion feature. For the year ended December 31, 2009, the estimated settlement value of $1,111,111 was recognized as a gain on extinguishment of debt upon the restructure of the YA Global line of credit. The Company issued six million shares of its common stock to YA Global valued at $1,080,000, and GS COES paid structuring fees of $210,000, legal fees of $150,000, monitoring fees of $175,000, due diligence fees of $35,000 as well as prepaid interest of $250,000 in connection with the issuance of the revolving line of credit described above. The balance of deferred financing fees was $0 at September 30, 2009.

NOTE 11	FINANCING ARRANGEMENTS

The following is a summary of the Company’s financing arrangements as of December 31, 2010 and 2009:

	2010	2009
Current portion of long term debt:
Asset retirement obligation, current	$40,253	$40,253
Mortgages and other term notes	21,743	970
Current portion of notes payable	50,000	150,000
Current portion of subsidiary notes payable	1,734,579	1,734,579
Total current portion of long term debt	1,846,575	1,925,802

Asset retirement obligation	651,182	611,206

Current portion of convertible debentures:
Note discounts	(35,196)	(65,456)
Convertible debentures to YA Global Investments, L.P.	--	3,200,000
Convertible debentures to Minority Interest Fund (II), LLC	3,998,326	4,248,414
Convertible debentures to Viridis Capital, LLC	518,308	282,938
Convertible debentures to JMJ Financial Corp	481,748	542,109
Convertible debentures to Mammoth Corporation	59,489	209,914
Convertible debentures to E-Lionheart Associates	40,000	--
Conversion liabilities	791,039	717,225
Total current portion of convertible debentures	5,843,714	9,135,145

Long term convertible debentures:
Convertible debentures to YA Global Investments, L.P.	41,305,979	39,206,275
Conversion liabilities	4,431,348	3,935,525
Total long term convertible debentures	45,737,327	43,141,800

A total of  $46,393,850 in principal from the convertible debt noted above is convertible into the common stock of the Company (see Note 14, Debt And Purchase Obligations). The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of December 31, 2010 and the Company’s ability to meet such obligations:

Year	Amount
2011	$6,934,446
2012	41,351,012
2013	47,796
2014	50,729
2015	53,842
Thereafter	453,783
Total minimum payments due under current and long term obligations	$48,891,607

NOTE 12	NOTES PAYABLE – RELATED PARTY

During the year ended December 31, 2009, the Company issued convertible debentures to Viridis Capital, LLC.  The debenture bear interest at 20% and matures on December 31, 2011. Viridis is entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. The balance owed to Viridis Capital as of December 31, 2010 and 2009 was $518,308 and $282,938, respectively.

During the year ended December 31, 2010, an amount owed to the Company of $445,113 by EcoSystem Corporation was applied against the debenture due to Minority Interest Fund (II), LLC (“MIF”). Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 15, Debt and Purchase Obligations, below). The managing member of MIF is a relative of the Company’s chairman. Viridis Capital, the Company’s majority shareholder, is also the majority shareholder of EcoSystem Corporation. Kevin Kreisler, the sole member of Viridis Capital, is the chairman and chief executive officer of the Company.

During the twelve months ended December 31, 2009, the Company borrowed $78,000 from Edward Carroll, the Company’s Chief Financial Officer. The note carried interest at 5% per year and was payable upon demand. The Company repaid the loan in full during the year ended December 31, 2009. The balance as of December 31, 2009 was $0.

NOTE 13	ASSET RETIREMENT OBLIGATION

Pursuant ASC 410-20, Asset Retirement Obligations, the Company has recognized the fair value of the asset retirement obligation for the removal of its COES systems. The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value as of December 31, 2010, and the capitalized cost to date approximated $651,000. The Company has recognized $1,905 due to accretion from the acquisition dates. The Company has determined a range of abandonment dates between December 2018 and December 2019 and a total salvage value of $250,000 per system. The following represents the amount of the retirement obligation at the beginning and end of the years ended December 31, 2010 and 2009:

	2010	2009
Balance at January 1	$651,459	247,462
Liabilities incurred during the period	--	403,013
Liabilities settled during the period	--	--
Accretion	39,976	985
Balance at December 31	$691,435	$651,459

NOTE 14	DEBT AND PURCHASE OBLIGATIONS

On June 17, 2010, GreenShift Corporation and its subsidiaries signed a series of agreements with YA Global Investments, L.P. ("YA Global") to reduce and restructure GreenShift’s convertible debt to YA Global (the “YACO Agreements”). On July 30, 2010, the Company and YA Global entered into an agreement pursuant to which the transactions contemplated by the YACO Agreements (the “YA Corn Oil Transaction”) shall close effective August 1, 2010 (the “Effective Date”) subject to satisfaction of certain closing conditions. The conditions to effectiveness of this transaction were satisfied and the transaction is deemed effective for reporting purposes as of the first quarter of 2011. Since the conditions of closing were not satisfied as of December 31, 2010, the Company’s results of operations for the year ended December 31, 2010 are reported herein on the basis that the closing of the YA Corn Oil Transaction had not occurred as of such date.  The YACO Agreements call for three GreenShift-owned corn oil extraction facilities based on GreenShift’s patented and patent-pending technologies and GreenShift’s interest in a fourth facility to be transferred as of August 1, 2010 to a newly formed joint venture entity, YA Corn Oil Systems, LLC (“YA Corn Oil”). In exchange, $10 million of the convertible debt issued by GreenShift to YA Global shall be deemed satisfied as of the August 1, 2010. GreenShift will also receive a 20% equity stake in YA Corn Oil and the right to receive 20% of YA Corn Oil’s distributable cash upon the realization by YA Corn Oil of a 20% internal rate of return on its invested capital. GreenShift further agreed to provide management services to the YA Corn Oil for the ongoing operation and maintenance of the transferred extraction facilities in exchange for certain management and brokerage fees, as well as earnings-based performance bonuses to be paid in the form of up to another $6 million in reduction of GreenShift’s convertible debt due to YA Global. The conditions to effectiveness of this transaction were satisfied as of the first quarter 2011. The Company’s debt was consequently reduced by $10 million as of that date, which decreased the remaining balance of convertible debt due to YA Global to about $33 million. This amount can be reduced further down to approximately $27 million upon realization by GreenShift of the performance bonuses noted above.

As of December 31, 2010, the balance outstanding on the Company’s convertible debt due to YA Global was $41,305,979. As of the first quarter 2011, this amount was reduced and an amended and restated convertible debenture was issued to YA Global in the amount of $33,308,023, inclusive of accrued interest (the “A&R Debenture”). The A&R Debenture matures on December 31, 2012 and bears interest at the rate of 6% per annum. YA Global shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) ninety percent (90%) of the lowest daily volume weighted average price of the Company’s common stock during the twenty (20) consecutive trading days immediately preceding the conversion date. YA Global will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the Company’s outstanding common shares. The Company has made all installment payments due for 2010. The A&R Debenture is additionally subject to ongoing compliance conditions, including the absence of change of control events, timely issuance of common shares upon conversion. As of December 31, 2010, there were no outstanding events of default under the A&R Debenture. When the Company restructured the convertible debentures, the Company agreed that the outstanding balances owed on the debentures as well as all the accrued interest would be rolled into the new debentures. The maturity date was extended. The face amount of the note and the amount of accrued interest were not reduced and the Company did not transfer any receivables or other assets from third parties to the creditor in order to fully or partially reduce the debt. There is no change in the carrying value of the debt since the carrying amount of the original debt is exceeded by the total future cash payments under the restructured debt. The Company accounted for the A&R Debenture in accordance with ASC 470-10-45, Classification of Obligations that are Callable by the Creditor, and recorded the A&R Debenture as a long-term liability as of December 31, 2010, due to the fact that the Company demonstrated both the intent and the ability to finance the Company's debt to YA Global by satisfying the conditions for effectiveness of the YA Corn Oil Transaction during the first quarter of 2011.

During the year ended December 31, 2010, YA Global converted $720,932 of its debt into 658,678,086 common shares, and Viridis Capital, LLC (the Company’s majority shareholder) paid $257,229 towards the Company’s balance with YA Global pursuant to the terms of the December 2009 Forbearance Agreement by and between Viridis, the Company and YA Global. In addition, proceeds of $145,000 from the sale of the assets of the Company’s discontinued specialty metal manufacturing subsidiary (see Note 6, Discontinued Operations, above) were paid to YA Global as a reduction of the A&R Debenture during the first quarter of 2010. The Company accounted for the A&R Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the fair value of the A&R Debenture at December 31, 2009 to be $46,341,800 which represented the face value of the debenture plus the present value of the conversion feature. During the year ended December 31, 2010, the Company recognized a reduction in conversion liability relating to the A&R Debenture at a present value of $103,703 for the conversions during the period and recorded an expense of 636,658 for the accretion of the present value of the conversion liability for the period. The value of the conversion liability was further reduced by $13,695 due to the payments of principal by Viridis Capital noted above. The carrying value of the A&R Debenture was $45,737,327 at December 31, 2010, including principal of $41,305,979 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $4,431,348 at December 31, 2010 to its estimated settlement value of $4,589,554 at December 31, 2012. Interest expense of $2,515,195 for these obligations was accrued for the year ended December 31, 2010.

RELATED PARTY OBLIGATIONS

As of December 31, 2009, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate principal amount of $4,248,414 (the “MIF Debenture”). The convertible debt issued to MIF bears interest at a rate of 20% and matures on December 31, 2011. MIF is entitled to convert the accrued interest and principal of the MIF convertible debenture into common stock of the Company at a conversion price equal to 80% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. During the year ended December 31, 2010, MIF converted $1,239,831 of the principal balance and $287,818 of the interest due to MIF into 2,193,554,510 shares of Company common stock. The Company accounted for the MIF Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MIF Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the MIF Debenture at December 31, 2009 to be $4,694,195 which represented the face value of the debenture of $4,248,414 plus the present value of the conversion feature. During the year ended December 31, 2010, the Company recognized additional conversion liabilities at present value of $106,785 for additional funding received, recognized a reduction in the conversion liability at present value of $155,609 for the conversions and recorded an expense of $22,569 for the accretion to fair value of the conversion liability for the year. The carrying value of the MIF Debenture was $4,407,852 at December 31, 2010, and included principal of $3,988,326 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $419,526 at December 31, 2010 to its estimated settlement value of $423,256 at December 31, 2011. Interest expense of $817,625 for these obligations was accrued for the year ended December 31, 2010.

During the year ended December 31, 2009, the Company issued convertible debentures to Viridis Capital, LLC (the “Viridis Debenture”). The debentures bear interest at 20% and mature on December 31, 2011. Viridis is entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. The balance owed to Viridis Capital as of December 31, 2010 and 2009 was $518,308 and $282,938, respectively. The Company accounted for the Viridis Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Viridis Debenture could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the Viridis Debenture at December 31, 2009 to be $312,652 which represented the face value of the debenture of $282,938 plus the present value of the conversion feature. The increase in the debenture during the year ended December 31, 210 was due to Viridis’ payments to YA Global under the Forbearance Agreement, totaling $257,229, which amount was applied to reduce the Company’s balance with YA Global under the A&R Debenture. The Company recognized additional conversion liabilities at present value of $24,744 for additions during the period, and recorded an expense of $4,383 for the accretion to fair value of the conversion liability for the year ended December 31, 2010. The carrying value of the Viridis Debenture was $577,149 at December 31, 2010, including principal of $518,308 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $58,841 at December 31, 2010 to its estimated settlement value of $60,041 at December 31, 2011. Interest expense of $45,480 for these obligations was accrued for the year ended December 31, 2010.

On June 9, 2009, JMJ Financial Corporation (“JMJ”) issued the Company a 14.4% secured promissory note in the amount of $500,000 (the “JMJ Note”) in return for $600,000 in 12% convertible debt (the “JMJ Debenture”) issued by the Company. The principal balance due under the JMJ Note was $500,000 as of December 31, 2010 and accrued interest receivable under the JMJ Note was $112,438. The principal and accrued interest for the JMJ Note and JMJ Debenture has been presented as of December 31, 2010, at their face value, without offset. The JMJ Debenture is convertible into Company common stock at a rate equal to 70% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the JMJ Debenture dated June 9, 2009 in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMJ Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the $600,000 JMJ Debenture at December 31, 2009 to be $663,325, which represented the face value of the debenture and accrued interest plus the present value of the conversion feature minus the unamortized debt discount. During the year ended December 31, 2010, JMJ converted $60,361 on this debenture into 39,240,480 common shares. During the year ended December 31, 2010, the Company recognized a reduction in conversion liability at present value of $22,993 for the conversions. For the year ended December 31, 2010, an expense of $46,180 has been recorded to recognize the present value of the conversion features for additional accrued interest and for the accretion to fair value of the conversion liability. The carrying value of the $600,000 JMJ Debenture was $656,412 at December 31, 2010, which represented the face value of the debenture and accrued interest plus the present value of the conversion feature minus the unamortized debt discount. The liability for the conversion feature shall increase from its present value of $209,860 at December 31, 2010 to its estimated settlement amount of $247,977 at June 11, 2012. For the year ended December 31, 2010, interest expense of $58,320 for these obligations was incurred.

During the year ended December 31, 2009, Mammoth Corporation purchased $400,000 in convertible debt from MIF (the “Mammoth Debenture”), the remaining principal balance of which was $209,914 at December 31, 2009. Mammoth is entitled to convert the accrued interest and principal of the Mammoth Debenture into common stock of the Company at a conversion price equal to 50% of the average closing market price for the five trading days preceding conversion. During the year ended December 31, 2009, Mammoth Corporation purchased an additional $75,000 in convertible debt from MIF. During the year ended December 31, 2010, Mammoth converted $225,425 on this debenture into 815,500,000 common shares. The Company accounted for the Mammoth Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Mammoth Debenture could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the Mammoth Debenture at December 31, 2009 to be $264,972 which represented the face value of the debenture plus the present value of the conversion feature. During the year ended December 31, 2010, the Company recognized additional conversion liabilities at present value of $74,430 for additional assignments, recognized a reduction in conversion liability at present value of $92,939 for the conversions and recorded an expense of $29,614 for the accretion to fair value of the conversion liability for the period. The carrying value of the Mammoth Debenture was $125,652 at December 31, 2010, including principal of $59,489 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $66,163 at December 31, 2010 to its estimated settlement value of $68,352 at December 31, 2011. Interest expense of $16,872 for these obligations was accrued for the year ended December 31, 2010.

During the year ended December 31, 2010, CA Ventures (“CAV”) purchased $329,500 in convertible debt from MIF (the “CAV Debenture”). CAV was entitled to convert the accrued interest and principal of the Mammoth Debenture into common stock of the Company at a conversion price equal to 90% of the average closing market price for the five trading days preceding conversion. During the year ended December 31, 2010, CAV converted the entire balance of $329,500 on this debenture into 304,928,571 common shares. The Company accounted for the CAV Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the CAV Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the CAV at April 15, 2010 to be $361,234 which represented the face value of the debenture of $329,500 plus the present value of the conversion feature. During the year ended December 31, 2010, the Company recorded an expense of $1,671 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $33,405 for the conversions. Interest expense of $2,280 for these obligations was accrued for the year ended December 31, 2010. The CAV Debenture was paid in full during the year ended December 31, 2010.

During the year ended December 31, 2010, E-Lionheart Associates (“E-Lion”) purchased $90,000 in convertible debt from MIF (the “E-Lion Debenture”). E-Lion is entitled to convert the accrued interest and principal of the Mammoth Debenture into common stock of the Company at a conversion price equal to 50% of the three lowest last reported closing market price for the Company’s common stock for the twenty trading days preceding conversion. During the year ended December 31, 2010, E-Lion converted $50,000 on this debenture into 360,523,489 common shares. The Company accounted for the E-Lion Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the E-Lion Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the E-Lion at the dates of purchase to be $170,748 which represented the face value of the debenture of $90,000 plus the present value of the conversion feature. During the year ended December 31, 2010, the

Company recognized a reduction in conversion liability at present value of $46,542 for the conversions and recorded an expense of $2,443 for the accretion to fair value of the conversion liability for the period. The carrying value of the E-Lion Debenture was $76,649 at December 31, 2010, including principal of $40,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $36,649 at December 31, 2010 to its estimated settlement value of $40,000 at December 31, 2011. Interest expense of $1,489 for these obligations was accrued for the year ended December 31, 2010.

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

CONVERTIBLE NOTES

On September 4, 2008, the Company’s subsidiary, GS CleanTech Corporation, entered into a series of convertible notes totaling $1,734,579 (the “BIG Bridge Loan”), which notes bear interest at a rate 20% per annum and mature on December 31, 2010. The notes were intended to be convertible into shares of GS CleanTech subsidiary preferred stock (par $0.001) at the closing by GS CleanTech of a planned preferred stock financing with GE Energy Financial Services (see Note 15, Commitments and Contingencies, below). For the year ended December 31, 2010, interest expense of $428,876 for these obligations was incurred. The balance of the BIG Bridge Loan was $1,734,579 as of December 31, 2010. $1,259,279 of the principal balance of the BIG Bridge Loan was retained by the lenders and loaned, ostensibly on behalf of GS CleanTech, to Biofuels Industries Group, LLC (“BIG”) during 2008, prior to the May 2009 rescission of the transaction by which the Company had previously attempted to acquire BIG (see Note 6, Discontinued Operations, above). The Company’s subsidiary has asserted claims against the bridge lenders involving breach and failure of conditions precedent to the effectiveness of the bridge loan agreements. This amount is included in the $4,731,238 due from BIG to GS CleanTech. This receivable was fully reserved at December 31, 2009 and written off during the year ended December 31, 2010.

REDEEMABLE PREFERRED EQUITY

On June 10, 2010, the Company entered into the Second Amended and Restated Technology Acquisition Agreement with Cantrell Winsness Technologies, LLC (“CWT”).  As partial consideration under the agreement, the Company agreed to pay CWT members an additional one-time payment in the form of 1,000,000 shares of Series F Preferred Stock (“CWT Preferred Shares”) with a face value of $10 per preferred share.  Each preferred share shall be convertible into shares of the Company’s common stock commencing six months after the date of the amendment at a rate equal to 90% of the then current trailing five day trailing average closing market price for the Company’s common stock.  CWT members shall not sell shares of the Company’s common stock at a monthly rate greater than 5% of the average trading volume for the Company’s common stock for each preceding calendar month. The Company shall have the right to redeem any portion or all of the preferred shares on a pro-rated per preferred share basis in return for cash paid to members at a rate equal to the face value of the preferred shares redeemed until the preferred shares have been fully redeemed.  The Company accounted for the CWT Preferred Shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the CWT convertible preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares.   The Company determined the value of the CWT Preferred Shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the year ended December 31, 2010, the Company recognized a total expense of $925,962 based on the grant date value, including $497,545 in professional fees for the agreement modification and the $428,381 for the conversion liability at present value.  The Company recognized a reduction in conversion liability at present value of $25,063 for the redemptions that occurred via payments of royalties under the agreement and recorded an expense of $37,778 for the accretion to fair value of the conversion liability for the period. The carrying value of the liability for the CWT

Preferred Shares was $938,641 at December 31, 2010, including the grant date value plus the accretion less redemptions of the conversion liability during the year. The liability for the conversion feature shall increase from its present value of $441,096 at December 31, 2010 to its estimated settlement value of $1,079,339 at June 10, 2020.

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

NOTES PAYABLE

On November 17, 2008, GS CleanTech Corporation entered into a bridge loan with GS EnviroServices, Inc., in the amount of $100,000. The loan accrues interest at the rate of 15% per annum. This loan and the related accrued interest was canceled and forgiven by GS EnviroServices effective April 1, 2010. GS EnviroServices is majority owned by the Company’s majority shareholder, Viridis Capital, LLC.

The operations of GS AgriFuels and each of its subsidiaries, including NextGen Acquisition, Inc., have been discontinued.  Effective December 31, 2010, these operations were sold to Viridis Capital, LLC under a Share Purchase Agreement (see Note 20, Related Party Transaction, below). Accordingly, the financial results of these subsidiaries are presented as discontinued operations during the years ended December 31, 2010 and 2009.

NOTE 15	COMMITMENTS AND CONTINGENCIES

FACILITIES

GreenShift’s corporate headquarters were previously located in New York, New York under a $10,000 per month five year lease terminating in June 2011. In an effort to further reduce costs, the Company moved out of this office in November 2010. The Company’s corporate headquarters are now located in Alpharetta, Georgia. The Alpharetta lease is a three year term that terminated on January 31, 2011, at which time the lease was extended by another year. The monthly lease payment is $1,600.

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

During February 2010, GS CleanTech commenced a legal action in the United States District Court, Southern District of Indiana captioned GS CleanTech Corporation v. Cardinal Ethanol, LLC, and a separate legal action in the United States District Court, Northern District of Illinois captioned GS CleanTech Corporation v. Big River Resources Galva, LLC and Big River Resources West Burlington, LLC. ICM sold Cardinal and Big River the equipment that each of Cardinal and Big River have used and are using to infringe the ‘858 Patent as alleged by GS CleanTech. ICM has assumed the defense of each of the above matters.

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

On July 14, 2010, GS CleanTech commenced an action entitled GS CleanTech Corporation v. Adkins Energy, LLC, in the United States District Court, Northern District of Illinois alleging infringement of the ‘858 Patent.  On August 4, 2010, Adkins filed an answer to the complaint and included counterclaims seeking a declaratory judgment that Adkins does not infringe the '858 Patent and that the '858 Patent is invalid, and also alleging breach of contract.  On November 30,2010, the Adkins action was transferred to the MDL Case.

On October 14, 2010, GS CleanTech commenced an action entitled GS CleanTech Corporation v. Flottweg Separation Technology, Inc. and Flottweg AG, in the United States District Court,

District of Connecticut alleging infringement of the ‘858 Patent. On November 15, 2010, GS CleanTech filed an amended complaint alleging that Flottweg Separation Technology, Inc., has infringed the ‘858 Patent.  On November 15, 2010, the Flottweg action was transferred to the MDL Case.

As part of the MDL Case, on November 15, 2010, GS CleanTech amended its complaint filed in the New York I Action to include a claim of patent infringement personally against the founder, CEO and President of ICM, and ICM amended its complaint filed in the Kansas action to include a claim seeking a declaratory judgment that the '858 Patent is unenforceable. On November 30, 2010, in the MDL Case, GS CleanTech filed a motion to dismiss ICM's amended complaint (including its claim seeking a declaratory judgment that the '858 Patent is unenforceable) or, in the alternative, to transfer the Kansas case to New York for inclusion in the New York I Action.  ICM has opposed the motion to dismiss. On December 10, 2010, in the MDL Case, GS CleanTech filed motions to strike the affirmative defenses that the '858 Patent is unenforceable asserted by Cardinal Ethanol, LLC; Big River Resources Galva, LLC; and Big River Resources West Burlington, LLC; and Lincolnland Agri-Energy, LLC. Each defendant has opposed the respective motion to strike. On February 14, 2011, GS CleanTech notified the court in the MDL Case that it will not be proceeding with a motion for preliminary injunction. On February 24, 2011, in the MDL Case, in connection with its breach of contract counterclaim against GreenShift Corporation, Adkins Ethanol, LLC filed a motion for judgment on the pleadings or in the alternative partial summary judgment on the issue of liability on the issue of breach of contract and partial summary judgment on the issue of damages.   On March 24, 2011, GreenShift filed an opposition to Adkins’ motion.

There have been no substantive rulings on the merits on any of the actions included in the MDL Case and Management is unable to characterize or evaluate the probability of any outcome at this time. The Company intends to take all necessary steps to bring infringement of its patents to an end, including filing additional lawsuits involving any and all infringing use of the Company’s patents. The Company further plans to seek additional relief for instances of willful infringement. The Company’s position is that any infringing ethanol producer is liable for any infringing use of the Company’s patented technologies beginning on the publication date of the application that led to the ‘858 Patent.

OTHER MATTERS

On December 11, 2008, GreenShift Corporation entered into a Membership Interest Purchase and Equity Capital Contribution Agreement (the “ECAA Agreement”). The parties to the agreement included GS COES (Adrian I), LLC, a newly formed GreenShift subsidiary, BIG, GS (NextDiesel I), LLC, a newly formed GreenShift subsidiary and CleanBioenergy Partners, LLC (“CleanBioenergy”), a newly formed joint venture company owned by a subsidiary of GE Energy Financial Services (“GE EFS”), a unit of General Electric Company and a subsidiary of YA Global Investments, L.P. Under the terms of the ECCA Agreement, CleanBioenergy agreed to invest up to $38 million in GS NextDiesel to help deploy twelve corn oil extraction facilities and to double the capacity of GreenShift’s 10 million gallon per year Adrian, Michigan-based NextDiesel biodiesel refinery to 20 million gallons per year. The ECCA Agreement was terminated in the first quarter of 2009. The NextDiesel biodiesel refinery is owned by Biofuel Industries Group, LLC (“BIG”). BIG’s agreements with its senior creditor, Citizens Bank, require Citizens Bank to provide its written consent to change of control transactions. Citizens Bank had previously consented to the change of control of BIG on the condition that the Company closed on its financing agreements with CleanBioenergy. The CleanBioenergy financing failed to close as expected in March 2009 despite the Company’s compliance with the relevant agreements, and Citizens Bank consequently withdrew its consent to the change of control of BIG. The original acquisition transaction was rescinded during the second quarter of 2009 (to the extent it was effective given the lack of the prior written consent of Citizens Bank). The financial results of BIG were presented as discontinued operations as of and for the quarter ended September 30, 2009 (see Note 6, Discontinued Operations) and are not included in the Company’s results of operations for the quarter ended September 30, 2009. The Company wrote-off $7,281,993 in goodwill previously booked in connection with the acquisition of BIG during the year ended December 31, 2009. The Company’s divestiture of BIG resulted in the disposal of $13,048,551 and $27,506,834 in assets and liabilities, respectively.

The Company’s subsidiary, GS COES (Yorkville I), LLC, in an action entitled Nosan, et at v. GS COES (Yorkville I), LLC, et. al., pending as Oakland County, Michigan Circuit Court Case No. 10-110329-CK, an action by nineteen plaintiffs to recover on a guarantee by the subsidiary secured by a pledge in support of a bridge loan arrangement under which a variety of lenders claim to be owed the aggregate principal amount of $1,734,579, plus interest for claimed breach of their subordinated loan to GS CleanTech Corporation. GreenShift Corporation and GS CleanTech Corporation are not currently parties to this action. The Court has granted a Motion for Change of Venue to allow transfer to Lenawee County, Michigan where the underlying bridge loan arrangement is currently being litigated. GS COES intends to vigorously defend this action. This case is in the discovery phase. At this stage of the proceedings, we cannot evaluate the likelihood of an unfavorable outcome.

GreenShift Corporation, GS CleanTech Corporation and GS COES (Yorkville I), LLC, are party to the matter captioned Dynalectric of Michigan II, Inc. v. Biofuels Industries Group, et al, Lenawee County, Michigan Circuit Court Case No. 09-3584-CK. This action was originally filed as a lien foreclosure and unjust enrichment claim by Dynalectric of Michigan II, Inc., which claim was resolved. GreenShift, as assignee of GS CleanTech, filed a counterclaim, cross-claim and third party complaint against various parties asserting a claim for money due in the amount of $1,442,082, plus interest, attorney fees and costs, and for foreclosure of its construction lien. Biofuels Industries Group then asserted counterclaims, cross-claims and third party complaints against GreenShift, GS CleanTech, GS COES, Kevin Kreisler and Viridis Capital, LLC claiming breach of contract and seeking damages plus attorney fees, interest and cost. In response, the Company and its subsidiaries has asserted additional claims against Biofuels Industries Group and third party complaints against three of the bridge lenders claiming lender liability and various other claims in excess of $25,000. The first mortgage holder on the Biofuels Industries Group facility claims a balance in excess of $9,000,000 on its loan, and the collateral secured by the mortgage appears to be valued at substantially less than that in its current inoperable status. Therefore, recovery on the construction liens does not appear likely at this time. As to the other claims, this case is in the discovery stage. We are unable to evaluate the likelihood of an unfavorable outcome or the range of possible loss in the event of an adverse verdict at this time.

The Company’s discontinued subsidiary, NextGen Acquisition, Inc., which was sold to Viridis Capital, LLC on December 31, 2010, is in default of its agreements with Stillwater Asset Backed Fund, LP. This obligation is guaranteed by the Company, however, Stillwater is party to an intercreditor agreement with the Company’s senior lender which provides that no payments can be made by the Company against the balance due to Stillwater until the senior lender has been fully paid. The Company is also involved in various collection matters for which vendors are seeking payment for services rendered and goods provided. The Company and its subsidiaries are party to numerous matters pertaining to outstanding amounts alleged to be due. Management is unable to characterize or evaluate the probability of any outcome at this time.

Under the Company’s insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. There is a $2,500 deductible per occurrence for environmental impairments. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

Effective March 20, 2008, the Company amended and restated its employment agreements with Kevin Kreisler, the Company’s Chief Executive Officer, David Winsness, the Company’s Chief Technology Officer, Greg Barlage, the Company’s Chief Operating Officer, and Ed Carroll, the Company’s Chief Financial Officer. These agreements call for a salary of $150,000 per year. Each agreement also included terms for reimbursement of expenses, periodic bonuses, four weeks’ vacation and participation in any employee benefits provided to all employees of GreenShift Corporation.

NOTE 16	GUARANTY AGREEMENT

On October 31, 2006, the Company guaranteed the 14 month Term Note issued by NextGen Acquisition, Inc., a wholly owned subsidiary of GS AgriFuels Corporation, in the principal amount of $6,000,000 issued to Stillwater Asset-Backed Fund, LP (see Note 15, Debt and Purchase Obligations, above). The balance due to Stillwater at December 31, 2010 was $2,071,886.

Both Viridis Capital, LLC (“Viridis”), the majority shareholder of the Company, and its sole member, Kevin Kreisler, the Company’s chairman, have guaranteed nearly all of the Company’s senior debt (in the outstanding amount of about $41 million), and Viridis has pledged all of its assets, including its shares of Company Series D Preferred Stock, to YA Global to secure the repayment by the Company of its obligations YA Global.

NOTE 17	SEGMENT INFORMATION

We determined our reporting units in accordance with FASB ASC 280, “Segment Reporting” (“ASC 280”). We evaluate a reporting unit by first identifying its operating segments under ASC 280. We then evaluate each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, we evaluate those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, we determine if the segments are economically similar and, if so, the operating segments are aggregated. We have one operating segment and reporting unit.

We operate in one reportable business segment; we provide technologies and related products and services to U.S.-based ethanol producers. We are organized and operated as one business. We exclusively sell our technologies, products and services to ethanol producers that have entered into license agreements with the Company. No sales of any kind occur, and no costs of sales of any kind are incurred, in the absence of a license agreement. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. We do not operate any material separate lines of business or separate business entities with respect to our technologies, products and services. The Company does not accumulate discrete financial information according to the nature or structure of any specific technology, product and/or service provided to the Company’s licensees. Instead, management reviews its business as a single operating segment, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed in the aggregate. Discrete financial information is not available by more than one operating segment, and disaggregation of our operating results would be impracticable.

NOTE 18	MINORITY SHAREHOLDER OBLIGATIONS

In accordance with the completion of the GS AgriFuels Go-Private Transaction, the Company recorded the related obligation to the former minority shareholders of GS AgriFuels of $1,265,762 at December 31, 2007. During the year ended December 31, 2009, the Company made payments against this obligation of $932,328, leaving a balance of $333,434. During the year ended December 31, 2010, the Company also issued 127,380,000 shares of common stock upon the conversion of $32,450 of amounts due to another group of minority shareholders, leaving a balance of $506,235.

NOTE 19	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:

	2010	2009
Cash paid during the year for the following:
Interest	$3,276	$953,859
Income taxes	--	34,256
Total	3,276	119,445

Supplemental schedule of non-cash investing and financing activities:
Contribution of capital from debt and accrued interest due to affiliate	--	2,827,330
Acquisition of Bollheimer & Associates with debt	--	320,000
Reduction of convertible debentures from disposal of investment in GS EnviroServices, Inc.	--	2,000,000
Common shares issued for deferred financing fees	--	1,080,000
Common shares issued in settlement of debenture	--	1,100,000
Debentures converted into common stock	2,626,048	496,558
Conversion of accrued interest into convertible debt	--	891,432
Reclassification of derivative liability into equity	--	6,385,002
Increase in construction in progress through amortization of deferred compensation	--	1,085,146
Transfer of construction in progress into inventory	2,248,301	--
Direct payment of convertible debentures by Viridis Capital, LLC, increasing affiliate debentures	257,229	282,938
Reduction in value of conversion features of convertible debt from conversions	455,943	557,745
Common shares issued in settlement of accounts payable	2,000	14,500
Forgiveness of affiliate receivable charged against paid-in capital	510,560	--
Transfer of affiliate receivable offset against other affiliated denbeture	445,113	--
Proceeds from auction of assets offset convertible debt due to YA Global	145,573	--
Sale of discontinued subsidiares to affiliate to reduce affiliate debenture, offset to a paid in capital	17,779,586	--
Conversion of Series D Preferred stock into common stock	899,991	--
Forgiveness of affiliate loan payable and related interest	120,630	--

NOTE 20	RELATED PARTY TRANSACTIONS

Effective December 31, 2010, Viridis Capital, LLC and the Company entered into an agreement pursuant to which Viridis acquired the stock of GS AgriFuels Corporation and GS Design, Inc., from the Company for $5,000. The terms of the agreement provided for the acknowledgment by the parties of the continuing first priority security interest of the Company’s senior lender on the stock and assets of each entity, and the continuing guarantees and obligations of both Viridis and the Company with respect to amounts due from the Company to its senior lender. In addition, Viridis and the Company entered into an addendum to the December 31, 2010 agreement, pursuant to which Viridis agreed to indemnify and hold the Company harmless from and against any and all claims that may be asserted against the Company involving the acquired entities.

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 15, Debt and Purchase Obligations, above). The managing member of MIF is a relative of the Company’s chairman.

Effective December 31, 2009, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (the “TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA, as amended, provides for the payment to the Sellers of a royalty fee of $0.10 per gallon for use of the Technology under circumstances involving no investment in equipment used in connection with the Technology, or 20% of net cash flows under circumstances involving any such investment. The amended TAA also calls for the issuance to the Sellers of a new class of redeemable Company preferred stock and the reduction of the royalty fees payable by the Company to $0.025 per gallon upon redemption of such preferred stock. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC.

During 2009, the Company incurred license fees of $750,000, royalty fees of $147,832, and prepaid royalty fees of $300,000. The license fees were capitalized and the related amortization and included in the Company’s cost of sales. On July 1, 2009, the Company issued unsecured convertible debentures (collectively, the “TAA Debentures”) to each of David Cantrell (in the amount of $787,205), David Winsness (in the amount of $251,103), Greg Barlage (in the amount of $267,445) and John W. Davis (in the amount of $255,964) in consideration for the full payment amounts due and/or accrued pursuant to the TAA (as well as accrued salaries of $85,587 and unreimbursed expenses of $128,298). The TAA Debentures were acquired by MIF in September 2009 (see Note 14, Debt and Purchase Obligations). As partial consideration under the TAA, the Company agreed to pay the Sellers an additional one-time payment in the form of 1,000,000 shares of Series F Preferred Stock with a face value of $10 per preferred share. Each preferred share shall be convertible into shares of the Company’s common stock commencing six months after the date of the amendment at a rate equal to 90% of the then current trailing five day trailing average closing market price for the Company’s common stock. CWT members shall not sell shares of the Company’s common stock at a monthly rate greater than 5% of the average trading volume for the Company’s common stock for each preceding calendar month.  The Company shall have the right to redeem any portion or all of the preferred shares on a pro-rated per preferred share basis in return for cash paid to members at a rate equal to the face value of the preferred shares redeemed until the preferred shares have been fully redeemed.

NOTE 21	INCOME TAXES

The Company adopted the provisions of ASC 740 Income Taxes. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at December 31, 2008, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of December 31, 2010, no interest related to uncertain tax positions had been accrued. The Company provides for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The provision for income taxes as of December 31, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Current provision:
Federal	$--	$--
State	20	51
Total current provision	20	51

Deferred provision (benefit) for tax:
Federal	--	--
State	--	--
Total deferred provision (benefit) for tax	--	--

Total provision for tax	$20	$51

The Company’s total deferred taxes asset and valuation allowance as of December 31, 2010 are as follows:

NOL carryforwards	--	$16,229,586

Differences in financial statement and tax accounting for:
Deferred compensation		--
Allowance for doubtful accounts receivable		8,982
Property, equipment and intangible assets		(79,500)
Net deferred tax asset		16,159,068

Less valuation allowances		(16,159,068)
Total deferred tax asset, net of valuation allowance		$--

In assessing whether the deferred tax assets are realizable, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, Management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The change in valuation allowance for 2010 was $1,417,971.

NOTE 22	SUBSEQUENT EVENTS

On June 17, 2010, GreenShift Corporation and its subsidiaries signed a series of agreements with YA Global Investments, L.P. ("YA Global") to reduce and restructure GreenShift’s convertible debt to YA Global (the “YACO Agreements”). On July 30, 2010, the Company and YA Global entered into an agreement pursuant to which the transactions contemplated by the YACO Agreements (the “YA Corn Oil Transaction”) shall close effective August 1, 2010 (the “Effective Date”) subject to satisfaction of certain closing conditions. The conditions to effectiveness of this transaction were satisfied and the transaction is deemed effective for reporting purposes as of first quarter 2011. Since the conditions of closing were not satisfied as of December 31, 2010, the Company’s results of operations for the year ended December 31, 2010 are reported herein on the basis that the closing of the YA Corn Oil Transaction had not occurred as of such date. The YACO Agreements call for three GreenShift-owned corn oil extraction facilities based on GreenShift’s patented and patent-pending technologies and GreenShift’s interest in a fourth facility to be transferred as of August 1, 2010 to a newly formed joint venture entity, YA Corn Oil Systems, LLC (“YA Corn Oil”). In exchange, $10 million of the convertible debt issued by GreenShift to YA Global shall be deemed satisfied as of the August 1, 2010. GreenShift will also receive a 20% equity stake in YA Corn Oil and the right to receive 20% of YA Corn Oil’s distributable cash upon the realization by YA Corn Oil of a 20% internal rate of return on its invested capital. GreenShift further agreed to provide management services to the YA Corn Oil for the ongoing operation and maintenance of the transferred extraction facilities in exchange for certain management and brokerage fees, as well as earnings-based performance bonuses to be paid in the form of up to another $6 million in reduction of GreenShift’s convertible debt due to YA Global. The conditions to effectiveness of this transaction were satisfied as of first quarter 2011. The Company’s debt was consequently reduced by $10 million as of that date, which decreased the remaining balance of convertible debt due to YA Global to about $33 million. This amount can be reduced further down to approximately $27 million upon realization by GreenShift of the performance bonuses noted above.

As of December 31, 2010, the balance outstanding on the Company’s convertible debt due to YA Global was $41,305,979. As of January 1, 2011, this amount was reduced and an amended and restated convertible debenture was issued to YA Global in the amount of $33,308,023, inclusive of accrued interest (the “A&R Debenture”). As of February 16, 2011, the A&R Debenture was reduced further to $31,036,969 in connection with the transfer by the Company’s subsidiary of a corn oil extraction system. The A&R Debenture matures on December 31, 2012 and bears interest at the rate of 6% per annum. YA Global shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) ninety percent (90%) of the lowest daily volume weighted average price of the Company’s common stock during the twenty (20) consecutive trading days immediately preceding the conversion date. YA Global will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the Company’s outstanding common shares. The A&R Debenture is additionally subject to ongoing compliance conditions, including the absence of change of control events, timely issuance of common shares upon conversion. As of December 31, 2010, there were no outstanding events of default under the A&R Debenture. When the Company restructured the convertible debentures, the Company agreed that the outstanding balances owed on the debentures as well as all the accrued interest would be rolled into the new debentures. The maturity date was extended. The face amount of the note and the amount of accrued interest were not reduced and the Company did not transfer any receivables or other assets from third parties to the creditor in order to fully or partially reduce the debt. There is no change in the carrying value of the debt since the carrying amount of the original debt is exceeded by the total future cash payments under the restructured debt

ITEM 9	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2010.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of the company’s internal control over financial reporting, management identified the following material weakness in the company’s internal control over financial reporting as of December 31, 2010. Management determined that at December 31, 2010, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements. This material weakness resulted in the identification of adjustment during the financial statement close process that have been recorded in the financial statements.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the Internal Control—Integrated Framework issued by COSO.

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

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Kevin Kreisler	38	Chairman, Chief Executive Officer
Edward Carroll	44	Director, President & Chief Financial Officer
David Winsness	43	Director, Chief Technology Officer
Greg Barlage	46	Director, Chief Operating Officer
Richard Krablin	66	Director, Executive Vice President

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2010, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

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

CODE OF CONDUCT AND ETHICS

The Company has adopted a written code of conduct and ethics that applies to all directors, and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The Company will provide a copy of its code of ethics to any person without charge upon written request addressed to GreenShift Corporation, 5950 Shiloh Road East, Suite N, Alpharetta, GA 30005.

ITEM 11	EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by GreenShift Corporation and its subsidiaries (or by third parties as compensation for services to GreenShift Corporation or its subsidiaries) to Kevin Kreisler, the Company’s Chief Executive Officer, Dave Winsness, the Company’s Chief Technology Officer, Greg Barlage, the Company’s Chief Operating Officer, Ed Carroll, the Company’s Chief Financial Officer, and Dr. Richard Krablin, the Company’s Executive Vice President, Special Projects. There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2010 exceeded $100,000. Mr. Kreisler and Mr. Winsness cancelled their 2006 option awards in 2008.

Name	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation

Kevin Kreisler	2010	$100,500	--	--	--	--
	2009	66,982	--	--	--	--
	2008	142,764	--	--	--	--

Edward Carroll	2010	150,000	--	--	--	--
	2009	162,819	--	--	--	--
	2008	155,395	--	--	--	--

David Winsness	2010	109,211	--	--	--	--
	2009	100,500	--	--	--	--
	2008	162,744	--	1,000	--	--

Greg Barlage	2010	104,404	--	--	--	--
	2009	100,500	--	--	--	--
	2008	156,988	--	1,900	--	--

Richard Krablin	2010	100,500	--	--	--	--
	2009	100,500	--	--	--	--
	2008	150,000	--	585	--	--

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements effective March 20, 2008 with each of its officers. Each agreement provides for an annual salary of $150,000, periodic bonuses, four weeks of vacation and participation in any employee plans made available to all Company employees. The agreements terminate on March 20, 2013.

COMPENSATION OF DIRECTORS

None.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the voting stock beneficially owned by any person who, to our knowledge, owned beneficially more than 5% of any class of voting stock as well as by the members of our Board of Directors and by all officers and directors as a group.

Name and Address Of Beneficial Owner(1)	Common	% of Class	Series B Preferred	% of Class	Series D Preferred	% of Class	Percentage of Voting Power

Kevin Kreisler(2)	148,639	<0.01%	--	--	791,034	80.85%	63.28%
Edward Carroll(3)	167,435	<0.01%	393,183	13.56%	187,500	19.15%	15.00%
David Winsness(3)	97,667	<0.01%	360,933	12.45%	--	--	--
Greg Barlage(3)	108,804	<0.01%	356,478	12.30%	--	--	--
Richard Krablin(3)	58,522	<0.01%	376,183	12.99%	--	--	--

Officers and Directors as a group (5 persons)	581,067	<0.01%	1,487,186	51.30%	978,534	100.00%	78.28%

(1)	The address of each shareholder is c/o GreenShift Corporation, 5950 Shiloh Road East, Suite N, Alpharetta, Georgia, 30005.

(2)	All shares listed for Mr. Kreisler are owned of record by Viridis Capital, LLC, of which Mr. Kreisler is the sole member.

(3)	Shares of Company Series B Preferred Stock are convertible at the fixed rate of 1 Series B Share to 25 Company common shares.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 15, Debt and Purchase Obligations, above). The managing member of MIF is a relative of the Company’s chairman.

Effective December 31, 2009, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (the “TAA”) with Cantrell Winsness Technologies, LLC, David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA, as amended, provides for the payment to the Sellers of a royalty fee of $0.10 per gallon for use of the Technology under circumstances involving no investment in equipment used in connection with the Technology, or 20% of net cash flows under circumstances involving any such investment. The amended TAA also calls for the issuance to the Sellers of a new class of redeemable Company preferred stock and the reduction of the royalty fees payable by the Company to $0.025 per gallon upon redemption of such preferred stock. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC. During 2009, the Company incurred license fees of $750,000, royalty fees of $147,832, and prepaid royalty fees of $300,000. The license fees were capitalized and included in the Company’s cost of sales.  The license fees were capitalized with $107,143 being amortized and included in the Company’s costs of sales for the year ended December 31, 2010.  On July 1, 2009, the Company issued unsecured convertible debentures (collectively, the “TAA Debentures”) to each of David Cantrell (in the amount of $787,205), David Winsness (in the amount of $251,103), Greg Barlage (in the amount of $267,445) and John W. Davis (in the amount of $255,964) in consideration for the full payment amounts due and/or accrued pursuant to the TAA (as well as accrued salaries of $85,587 and unreimbursed expenses of $128,298). The TAA Debentures were acquired by MIF in September 2009 (see Note 9, Debt and Purchase Obligations).

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

INDEPENDENT AUDITOR FEES

Fees for professional services provided by GreenShift’s independent auditors, Rosenberg, Rich, Baker Berman and Company for the years ended December 31, 2010 and 2009 are as follows:

Audit Fees

Rosenberg Rich Baker Berman & Co. billed $124,335 to the Company for professional services rendered for the audit of fiscal 2010 financial statements and review of the financial statements included in fiscal 2010 10-Q filings. Rosenberg Rich Baker Berman & Co. billed $188,615 to the Company for professional services rendered for the audit of fiscal 2009 financial statements and review of the financial statements included in fiscal 2009 10-Q filings.

Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company during fiscal 2010 for assurance and related services that are reasonably related to the performance of the 2009 audit or review of the quarterly financial statements. Rosenberg Rich Baker Berman & Co. billed $28,920 to the Company during fiscal 2009 for assurance and related services that are reasonably related to the performance of the 2010 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company during fiscal 2010 for professional services rendered for tax compliance, tax advice and tax planning. Rosenberg Rich Baker Berman & Co. billed $49,241 to the Company during fiscal 2009 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees.

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in fiscal 2010 and $0 in fiscal 2009 for services not described above.

It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services must be pre-approved by the Board of Directors, acting in lieu of an audit committee. All of the services described above were approved by the Board of Directors.

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are exhibits filed as part of GreenShift’s Form 10K for the year ended December 31, 2010:

INDEX TO EXHIBITS

Exhibit Number	Description

3(a)	Certificate of Incorporation, as amended-- filed as an Exhibit to the Registration Statement on Form SB-2 (File No. 333-116946) filed on June 29,2004, and incorporated herein by reference

3(a)(1)	Certificate of Amendment of Certificate of Incorporation – filed as an Exhibit to the Current Report on Form 8-K filed on July 20, 2006, and incorporated herein by reference.

3(a)(2)	Certificate of Amendment of Certificate of Incorporation – filed as an Exhibit to the Current Report on Form 8-K filed on February 22, 2007, and incorporated herein by reference.

3(a)(3)	Certificate of Amendment of Certificate of Incorporation -- filed as an Exhibit to the Current Report on Form 8-K filed on December 11, 2007 and incorporated herein by reference.

3(a)(4)	Certificate of Amendment of Certificate of Incorporation -- filed as an Exhibit to the Current Report on Form 8-K filed on February 13, 2008 and incorporated herein by reference.

3(b)	By-Laws - filed as an Exhibit to the Registration Statement on Form SB-2 (File No. 333-116946) filed on June 29,2004, and incorporated herein by reference

YA Global
10(a)	Agreement to Accept Collateral dated June 17, 2010.

10(b)	Amended and Restated Secured Convertible Debenture dated July 31, 2010

10(c)	Amended Global Guaranty Agreement dated as of June 17, 2010 among Kevin Kreisler, Viridis Capital, LLC, GreenShift Corporation and YA Global Investments, L.P.

10(d)	Amended Global Forbearance Agreement dated as of June 17, 2010 among Kevin Kreisler, Viridis Capital, LLC, GreenShift Corporation and YA Global Investments, L.P.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

GREENSHIFT CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER, Chairman
Chief Executive Officer
Date:		March 31, 2011

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	KEVIN KREISLER
KEVIN KREISLER, Chairman
Chief Executive Officer
Date:		March 31, 2011

By:	/s/	EDWARD CARROLL
EDWARD CARROLL, Director
Chief Financial Officer &
Chief Accounting Officer
Date:		March 31, 2011

By:	/s/	DAVID WINSNESS
DAVID WINSNESS, Director
Date:		March 31, 2011

By:	/s/	GREG BARLAGE
GREG BARLAGE, Director
Date:		March 31, 2011

By:	/s/	RICHARD KRABLIN
RICHARD KRABLIN, Director
Date:		March 31, 2011