Form 10-Q
period 2011-03-31
GREENSHIFT CORP
filed 2011-05-13
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of May 12, 2011, there were 11,652,841,863 shares of common stock outstanding.

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	3/31/2011	12/31/2010
ASSETS

Current Assets:
Cash	$87,576	$18,420
Accounts receivable, net of doubtful accounts	469,046	194,571
Inventories, net	1,253,559	1,275,815
Prepaid expenses and other assets	308,485	644,781
Total current assets	2,118,666	2,133,587

Other Assets:
Property and equipment, net	--	8,746,240
Intangible assets, net	145,688	516,131
Minority investments	2,501,324	2,501,324
Note receivable	500,000	500,000
Deposits	46,957	47,571
Assets to be disposed, net of current	--	7,500
Total other assets	3,193,968	12,318,766

TOTAL ASSETS	5,312,634	14,452,353

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,551,435	4,657,016
Accrued expenses	2,384,909	1,789,800
Accrued expenses – deferred employee compensation	1,904,928	2,012,876
Accrued interest payable	2,390,984	3,608,050
Accrued interest payable – related party	1,167,939	1,057,052
Deferred revenue	401,969	300,396
Note payable – related party	62,020	--
Current portion of long term debt	1,806,322	1,846,575
Current portion of convertible debentures, net	185,872	858,713
Convertible debentures – related party	--	4,985,001
Amounts due to minority shareholders	839,669	839,669
Liabilities of discontinued operations, current	316,133	316,133
Total current liabilities	15,012,180	22,271,281

Long term Liabilities:
Asset retirement obligation	--	651,182
Liability for preferred stock – related party	934,979	938,641
Convertible debentures – related party	4,672,640	--
Convertible debentures, net of current	29,047,063	45,737,327
Total long term liabilities	34,654,683	47,327,150

Total Liabilities	49,666,862	69,598,431

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectively	2,481	2,481
Series D: 793,379 and 791,034 shares issued and outstanding, respectively	793	791
Common stock: $0.0001 par value, 20,000,000,000 authorized 15,235,354,384 and
13,980,670,938 shares issued and outstanding, respectively	1,523,536	1,398,068
Additional paid in capital	113,058,962	112,526,248
Accumulated deficit	(158,940,001)	(169,073,666)
Total stockholders’ equity (deficit)	(44,354,228)	(55,146,078)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,312,634	$14,452,353

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Three Months Ended
	3/31/2011	3/31/2010

Revenue	$2,731,400	$1,271,501
Performance bonuses	4,986,568	--
Total revenue	7,717,968	1,271,501

Costs of goods sold	934,252	784,394
Gross profit	6,783,716	487,107

Operating expenses:
Sales, general and administrative expenses	1,001,908	2,031,143
Total operating expenses	1,001,908	2,031,143

Income (loss) from operations	5,781,808	(1,544,037)

Other Income (Expense):
Gain (loss) on extinguishment of debt	5,890,960	--
Gain (loss) on sale of asset	(222,199)	--
Liqudated damages	(650,000)	--
Amortization of debt discount & deferred financing	(8,333)	(13,399)
Interest income	17,944	17,753
Change in conversion liabilities	568,745	(203,012)
Change in conversion liabilities - related party	13,880	(235,099)
Interest expense	(999,155)	(697,803)
Interest expense – related party	(259,986)	(257,475)
Total other income (expense), net	4,351,856	(1,389,034)

Income (loss) before provision for income taxes	10,133,664	(2,933,071)

(Provision for)/benefit from income taxes	--	--
Income (loss) from continuing operations	10,133,664	(2,933,071)

Discontinued Operations:
Gain (loss) from disposal of discontinued operations	--	--
Income (loss) from discontinued operations	--	238
Total income (loss) from discontinued operations	--	238

Net income (loss)	$10,133,664	$(2,932,834)

Weighted average common shares outstanding, basic	15,003,784,844	7,856,198,647
Weighted average common shares outstanding, diluted	540,610,326,240	7,856,198,647

Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.00	$(0.00)
Income (loss) from discontinued operations	0.00	(0.00)
Net income (loss) per share – basic and diluted	$0.00	$(0.00)

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Three Months Ended
	3/31/2011	3/31/2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,133,664	(2,932,834)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	115,311	264,077
Amortization of intangibles	6,158	27,587
Amortization of debt discount and deferred financing costs	8,333	13,399
Non-cash payment of performance bonus applied to convertible debenture	(4,986,568)	--
Loss (gain) on extinguishment of debt	(5,890,961)	--
Loss on sale of assets	222,199	--
Change in net assets of disposal group	7,500	144,447
Change in conversion liabilities	(582,625)	438,111
Stock compensation	--	7,500
Accretion of asset retirement obligation	--	9,772
Interest accretion on notes receivable	(17,754)	(17,754)
Expenses incurred by issuance of debentures	83,094	--

Changes in operating assets and liabilities:
Accounts receivable	(274,475)	(56,841)
Prepaid expenses	(491,014)	21,098
Inventory	(21,344)	--
Deposits	614	--
Deferred revenue	101,573	--
Accrued interest	960,922	694,078
Accrued interest – related party	215,125	257,475
Accounts payable and accrued expenses	(46,261)	303,501
Net cash provided by (used in) operating activities	(456,509)	(826,384)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of inventory components	43,600	--
Proceeds from sale of property, plant and equipment	2,500,000	--
Additions to and acquisition of property, plant and equipment	(13,739)	--
Loans to related party	(8,271)	(98,049)
Net cash provided by (used in) investing activities	2,521,590	(98,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable - related party	(50,000)	--
Proceeds from convertible debentures – related party	54,075	1,054,299
Repayment of convertible debentures	(2,000,000)	(145,573)
Net cash provided by (used in) financing activities	(1,995,925)	908,726

Net increase (decrease) in cash	69,156	(15,707)
Cash at beginning of period	18,420	39,415
Cash at end of period	$87,576	$23,708

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

REFERENCES TO THE COMPANY

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

USE OF ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts previously reported within the consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE 2	DESCRIPTION OF BUSINESS

We develop and commercialize clean technologies that facilitate the more efficient use of natural resources. We are focused on doing so today in the U.S. ethanol industry, where we innovate and offer technologies that improve the profitability of licensed ethanol producers.

We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. Several plants were licensed to use our technologies as of the end of 2010 and during the first quarter of 2011. Prior to February 15, 2011, we were also party to license agreements with ethanol producers located in Wisconsin, New York, Indiana, and Michigan. These producers were granted the right to use our technologies and equipment at their locations in return for royalties equal to the spread between the market price of the corn oil recovered by our licensees with our technologies and equipment and a discounted purchase price. Our sales and costs of sales include the sales and the costs of the corn oil produced by these licensees with our technologies and equipment through February 15, 2011, the effective date of the YA Corn Oil Transaction (see Note 9, Debt Obligations, below).

NOTE 3	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2011, the Company had $87,576 in cash, and current liabilities exceeded current assets by $12,893,514. Further, the Company’s operating income for the quarter ended March 31, 2011 was primarily due to completion of the YA Corn Oil Transaction and the subsequent realization by the Company of non-cash bonuses totaling $4,986,568 (see Note 9, Debt Obligations, below). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to satisfy our obligations will depend on our success in obtaining financing, our success in developing revenue sources, and our success in negotiating with the creditors. Management’s plans to resolve the Company’s working capital deficit include increasing revenue. There can be no assurances that the Company will be able to eliminate its working capital deficit and that the Company’s historical operating losses will not recur. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. The Company recognizes revenue from licensing of the Company’s corn oil extraction technologies when corn oil sales occur. Licensing royalties are recognized as earned by calculating the royalty as a percentage of gross corn oil sales by the ethanol plants. For the purposes of assessing royalties, the sale of corn oil is deemed to occur when shipped, which is when four basic criteria have been met: (i) persuasive evidence of a customer arrangement; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured, and (iv) product delivery has occurred, which is generally upon shipment to the buyer of the corn oil. Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services, or when assets received in such exchange are readily convertible to cash or claim to cash, or when such goods or services are transferred. When an income item is earned, the related revenue item is recognized and any deferred revenue is reduced. To the extent revenues are generated from the Company’s licensing support services, the Company recognizes such revenues when the related services are completed and billed.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on the Company’s results of operations or financial condition.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s results of operations or financial condition.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should (i) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (ii) be related solely to past performance; and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 did not have a material effect on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 did not have a material impact on the Company’s results of operations or financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 5	FAIR VALUE DISCLOSURES

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

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended March 31, 2011:

Embedded conversion liabilities as of March 31, 2011:
Level 1	$--
Level 2	--
Level 3	3,485,531
Total	$3,485,531

The following table reconciles, for the period ended March 31, 2011, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative as of December 31, 2009	$4,629,312
Write off due to restructured terms	325,656
Fair value of warrants and conversion feature of debentures at issuance	428,381
Reductions in fair value due to conversion of principal	760,387
Gain on fair value adjustments to embedded derivatives	(480,254)
Balance of embedded derivatives at December 31, 2010	5,663,482

Write off due to restructured terms	(1,542,609)
Present value of beneficial conversion features of new debentures	4,759
Accretion adjustments to fair value – beneficial conversion features	82,422
Reductions in fair value due to repayments/redemptions	(669,806)
Reductions in fair value due to principal conversions	(52,717)
Balance at March 31, 2011	3,485,531

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

NOTE 6	PROPERTY AND EQUIPMENT

During the quarter ended March 31, 2011, the Company liquidated its interest in its remaining corn oil extraction systems for a total of $12.5 million (see Note 9, Debt Obligations, below). On January 4, 2010, the Company announced its execution of an agreement with Global Ethanol, LLC (“Global”), pursuant to which the Company granted Global the right to use GreenShift’s patented corn oil extraction technologies at Global’s 100 million gallon ethanol plant in Lakota, Iowa. Under the terms of the agreement, Global directly built a facility based on the Company’s patented corn oil extraction technologies and agreed to pay an ongoing royalty payment to the Company for use of its patented technologies. During the three months ended March 31, 2010, the Company’s Lakota construction in progress project was cancelled and $2,248,302 in related equipment from the Lakota project was transferred from construction in progress to inventory.

ASSET RETIREMENT OBLIGATIONS

Pursuant ASC 410-20, Asset Retirement Obligations, the Company has recognized the fair value of the asset retirement obligation for the removal of its corn oil extraction facilities. The present value of the estimated asset retirement costs was capitalized as part of the carrying amount of the related long-lived assets. This liability was $691,435 as of December 31, 2010, and it has been written-off in connection with the satisfaction of the closing conditions for the YA Corn Oil Transaction during the three months ended March 31, 2011 (see Note 9, Debt Obligations, below).

NOTE 7	INVENTORIES

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company’s licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at March 31, 2011 and December 31, 2010 consist of the following:

	3/31/2011	12/31/10

Equipment inventory	$1,253,559	$1,275,815

During the year ended December 31, 2010, the Lakota construction in progress was cancelled and $2,248,302 in related equipment from that project was transferred into inventory. The Company later re-evaluated this inventory during 2010 and determined that a write-down to market was necessary. As a result, the Company wrote down inventory by $1,315,315, which was expensed under cost of goods sold as a loss on inventory valuation during the year ended December 31, 2010.

NOTE 8	DEFERRED REVENUE

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

The Company has received deposits from various of its clients that have been recorded as deferred revenue in the amount of $401,969 and $164,620 as of the periods ended March 31, 2011 and December 31, 2010.

NOTE 9	DEBT OBLIGATIONS

The following is a summary of the Company’s financing arrangements as of March 31, 2011:

3/31/2011
Current portion of long term debt:
Mortgages and other term notes	$21,743
Current portion of convertible notes payable	50,000
Note payable – related party	62,020
Current portion of subsidiary notes payable	1,734,579
Total current portion of long term debt	$1,868,342

Current portion of convertible debentures:
Convertible debentures to Mammoth Corporation	$30,000
Convertible debentures to E-Lionheart Associates	59,489
Conversion liabilities	96,383
Total current portion of convertible debentures	$185,872

Long term convertible debentures:
Note discounts	$(26,862)
Convertible debentures to YA Global Investments, L.P.	26,050,401
Convertible debentures to Minority Interest Fund (II), LLC	3,829,764
Convertible debentures to JMJ Financial Corp	481,748
Convertible debentures to Viridis Capital, LLC	407,939
Convertible debentures to Sonata Ventures, LLC	25,000
Conversion liabilities	2,951,713
Total long term convertible debentures	$33,719,703

A total of $30,884,341 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of March 31, 2011 and the Company’s ability to meet such obligations:

Year	Amount
2011	$1,957,831
2012	30,794,852
2013	--
2014	--
2015	--
Thereafter	--
Total minimum payments due under current and long term obligations	$32,752, 683

YA GLOBAL INVESTMENTS, L.P.

On June 17, 2010, the Company and its subsidiaries signed a series of agreements with YA Global Investments, L.P. (“YA Global”) to reduce convertible debt due from the Company to YA Global (the “YACO Agreements”). On July 30, 2010, the Company and YA Global entered into an agreement pursuant to which the transactions contemplated by the YACO Agreements (the “YA Corn Oil Transaction”) were to close effective August 1, 2010 (the “Effective Date”) subject to satisfaction of certain closing conditions. The conditions to effectiveness of this transaction were satisfied and the transaction was deemed effective for reporting purposes as of February 15, 2011. Since the conditions of closing were not satisfied as of December 31, 2010, the Company’s results of operations for the year ended December 31, 2010 were reported on the basis that the closing of the YA Corn Oil Transaction had not occurred as of such date. The YACO Agreements call for three GreenShift-owned corn oil extraction facilities based on GreenShift’s patented and patent-pending technologies and GreenShift’s interest in a fourth facility to be transferred as of August 1, 2010 to a newly formed joint venture entity, YA Corn Oil Systems, LLC (“YA Corn Oil”). In exchange, $10,000,000 of the convertible debt issued by GreenShift to YA Global shall be deemed satisfied as of August 1, 2010. GreenShift will also receive a 20% equity stake in YA Corn Oil and the right to receive 20% of YA Corn Oil’s distributable cash upon the realization by YA Corn Oil of a 20% internal rate of return on its invested capital. GreenShift further agreed to provide management services to the YA Corn Oil for the ongoing operation and maintenance of the transferred extraction facilities in exchange for certain management and brokerage fees, as well as earnings-based performance bonuses to be paid in the form of additional reduction of GreenShift’s convertible debt due to YA Global. The conditions for the YA Corn Oil Transaction were satisfied as of February 15, 2011, and the Company subsequently earned a performance bonus of $2,486,568 as of February 28, 2011 and another bonus $2,500,000 as of March 31, 2011. The Company recognized a $5.9 million gain on extinguishment of debt and reduced liabilities for asset retirement obligation and accounts payable by an additional $847,000 as a result of the completion of the YA Corn Oil Transaction. The performance bonuses earned during the first quarter 2011 were recognized as revenue and applied to reduction of the Company’s convertible debt with YA Global pursuant to the terms of the YACO Agreements. The Company additionally posted an accrual of $650,000 during the quarter ended March 31, 2011 for liquidated damages that have not been, but may be, assessed by YA Corn Oil relating to certain conditions involving third party documentation that have not yet been fulfilled.

In connection with the completion of the YA Corn Oil Transaction, the Company issued YA Global an amended and restated convertible debenture in the amount of $33,308,023, inclusive of previously accrued interest (the “A&R Debenture”). The A&R Debenture matures on December 31, 2012 and bears interest at the rate of 6% per annum. YA Global shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date. YA Global will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the Company’s outstanding common shares. The A&R Debenture is additionally subject to ongoing compliance conditions, including the absence of change of control events, timely issuance of common shares upon conversion. As of March 31, 2011, there were no outstanding events of default under the A&R Debenture.  The difference between August 1, 2010 date of the YACO Agreements and the February 15, 2011 effective date for the reporting purposes resulted in an increased interest exepense of $915,464 as of December 31, 2010 that was subsequently, on February 15, 2011, eliminated in connection with the completion of the YA Corn Oil Transaction.

While the YA Corn Oil Transaction was deemed effective for reporting purposes as of February 15, 2011, the date upon which the contractual conditions for closing were satisfied, the Effective Date of the YA Corn Oil Transaction for purposes of satisfying debt to YA Global was August 1, 2010. The initial balance of the A&R Debenture stated above ($33,308,023) was derived by subtracting $10,000,000 due to the Company for the sale to YA Corn Oil of the above-referenced corn oil extraction systems from the $41,476,871 and $1,574,582 in principal and accrued interest due as of July 31, 2010, plus an additional $256,759 in legal fees incurred by the Company but paid by YA Global. The A&R Debenture was then reduced during the three months ended March 31, 2011 by $4,986,568 from YA Corn Oil performance bonuses earned, $2,000,000 paid to YA Global in cash, $40,500 from conversion by YA Global into Company common stock, and an additional $1,651 from Viridis Capital.

The amount due to YA Global under the A&R Debenture was reduced during 2010 by $720,932 from conversion by YA Global into the Company’s common stock, plus an additional $257,229 from Viridis Capital, LLC (the Company’s majority shareholder), which amount was applied to the Company’s balance with YA Global pursuant to the terms of the December 2009 Forbearance Agreement by and between Viridis, the Company and YA Global (see Note 9, Debt Obligations, below). Of these amounts, YA Global received $168,023 from conversion into Company common stock and $103,030 from Viridis Capital between August 1, 2010 and December 31, 2010.

The following schedule reconciles the balance due to YA Global as of July 31, 2010 to the balance due to YA Global under the A&R Debenture as of March 31, 2011, including the impact of the YA Corn Oil Transaction and other payments and costs described above:

Amount
Principal balance due to YA Global as of July 31, 2010	$41,476,781
Accrued interest due to YA Global as of July 31, 2010	1,574,482
Legal fees, YA Corn Oil Transaction	256,759
Sale of extraction systems to YA Corn Oil	(10,000,000)
First performance bonus	(2,486,568)
Second performance bonus	(2,500,000)
Cash payments	(2,000,000)
Stock payments	(168,023)
Amounts paid by Viridis Capital, LLC	(103,030)
Principal balance due to YA Global as of March 31, 2011	$26,050,401

The Company accounted for the A&R Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company had determined the fair value of the A&R Debenture at December 31, 2010 to be $45,908,129 which represented the face value of the debenture plus the present value of the conversion feature. During the three months ended March 31, 2011, the Company recognized a reduction in conversion liability relating to the A&R Debenture at a present value of $1,542,609 for the conversion liability portion of the gain on extinguishment of debt, of $4,401 for the conversions during the period, and $649,378 for repayments during the period and recorded an expense of $54,663 for the accretion of the present value of the conversion liability for the period. The carrying value of the A&R Debenture was $28,340,024 at March 31, 2011, including principal of $26,050,401 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $2,289,623 at March 31, 2011 to its estimated settlement value of $2,672,268 at December 31, 2012. Interest expense of $855,600 for the A&R Debenture was accrued for the three months ended March 31, 2011.

RELATED PARTY OBLIGATIONS

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate principal amount of $3,988,326 (the “MIF Debenture”). The convertible debt issued to MIF bears interest at a rate of 20% and matures on December 31, 2012. MIF is entitled to convert the accrued interest and principal of the MIF convertible debenture into common stock of the Company at a conversion price equal to 80% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. During the three months ended March 31, 2011, MIF converted $212,637 of the principal balance and interest due to MIF into 2,604,683,425 shares of Company common stock. The Company accounted for the MIF Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MIF Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the MIF Debenture at December 31, 2010 to be $4,407,852 which represented the face value of the debenture of $3,988,326 plus the present value of the conversion feature. During the three months ended March 31, 2011, the Company recognized a reduction in the conversion liability at present value of $33,211 for the conversions and recorded an expense of $1,814 for the fair value of new advances plus the accretion to fair value of the conversion liability for the three months. The carrying value of the MIF Debenture was $4,217,893 at March 31, 2011, and included principal of $3,829,764 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $388,129 at March 31, 2011 to its estimated settlement value of $388,266 at December 31, 2012. Interest expense of $193,727 for these obligations was accrued for the three months ended March 31, 2011.

As of December 31, 2010, the Company had convertible debentures payable to Viridis Capital, LLC in an aggregate principal amount of $518,308 (the “Viridis Debenture”). The debentures bear interest at 20% and mature on December 31, 2012. Viridis is entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. The Company accounted for the Viridis Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Viridis Debenture could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the Viridis Debenture at December 31, 2010 to be $577,149 which represented the face value of the debenture of $518,308 plus the present value of the conversion feature. The increase in the debenture during the year ended December 31, 2010 was due to Viridis’ payments to YA Global under the Forbearance Agreement, totaling $257,229, which amount was applied to reduce the Company’s balance with YA Global under the A&R Debenture. The Company recognized a reduction in conversion liabilities at present value of $12,171 for reductions during the period, and recorded an expense of $138 for the accretion to fair value of the conversion liability for the three months ended March 31, 2011. Viridis Capital assigned $112,020 of the Viridis Debenture to a related party during the three months ended March 31, 2011. The carrying value of the Viridis Debenture was $454,747 at March 31, 2011, including principal of $407,939 and the value of the conversion liability. The liability for the conversion feature has been fully recognized. Interest expense of $20,165 for these obligations was accrued for the three months ended March 31, 2011.

OTHER CONVERTIBLE DEBENTURES

During the year ended December 31, 2009, Mammoth Corporation purchased $400,000 in convertible debt from MIF (the “Mammoth Debenture”), the remaining principal balance of which was $59,489 at December 31, 2010. Mammoth is entitled to convert the accrued interest and principal of the Mammoth Debenture into common stock of the Company at a conversion price equal to 50% of the average closing market price for the five trading days preceding conversion.. The Company accounted for the Mammoth Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Mammoth Debenture could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of the Mammoth Debenture at December 31, 2010 to be $125,651 which represented the face value of the debenture plus the present value of the conversion feature. During the three months ended March 31, 2011, the Company recorded an expense of $2,189 for the accretion to fair value of the conversion liability for the period. The carrying value of the Mammoth Debenture was $127,841 at March 31, 2011, including principal of $59,489 and the value of the conversion liability. The liability for the conversion feature has been fully recognized. Interest expense of $2,934 for these obligations was accrued for the year ended December 31, 2010.

During the three months ended March 31, 2011, Sonata Ventures, LLC (“SV”) purchased $50,000 in convertible debt from MIF (the “SV Debenture”). SV was entitled to convert the accrued interest and principal of the SV convertible debenture into common stock of the Company at a conversion price equal to 80% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. During the three months ended March 31, 2011, the Company recognized a reduction in the conversion liability at present value of $5,649 for the conversions and recorded an expense of $1,920 for the accretion to fair value of the conversion liability for the three months. The Company accounted for the SV Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the SV Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the SV at January 20, 2011 to be $60,580 which represented the face value of the debenture of $50,000 plus the present value of the conversion feature. During the three months ended March 31,

2011, the Company recorded an expense of $274 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $5,649 for the conversions. The carrying value of the SV Debenture was $30,205 at March 31, 2011, including principal of $25,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $5,205 at March 31, 2011 to its estimated settlement value of $6,250 at December 31, 2012. Interest expense of $26,233 for these obligations was accrued for the three months ended March 31, 2011.

During the year ended December 31, 2010, E-Lionheart Associates (“E-Lion”) purchased $90,000 in convertible debt from MIF (the “E-Lion Debenture”). E-Lion is entitled to convert the accrued interest and principal of the Mammoth Debenture into common stock of the Company at a conversion price equal to 50% of the three lowest last reported closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the E-Lion Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the E-Lion Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the E-Lion at December 31, 210 to be $76,649 which represented the remaining face value of the debenture of $40,000 plus the present value of the conversion feature. During the three months ended March 31, 2011, E-Lion converted $10,000 on this debenture into 200,000,000 common shares. During the three months ended March 31, 2011, the Company recognized a reduction in conversion liability at present value of $9,456 for the conversions and recorded an expense of $838 for the accretion to fair value of the conversion liability for the period. The carrying value of the E-Lion Debenture was $58,031 at March 31, 2011, including principal of $30,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $28,031 at March 31, 2011 to its estimated settlement value of $30,000 at December 31, 2011. Interest expense of $11,556 for these obligations was accrued for the three months ended March 31, 2011.

REDEEMABLE PREFERRED EQUITY

On June 10, 2010, the Company entered into the Second Amended and Restated Technology Acquisition Agreement with Cantrell Winsness Technologies, LLC (“CWT”).  As partial consideration under the agreement, the Company agreed to pay CWT members an additional one-time payment in the form of 1,000,000 shares of Series F Preferred Stock (“CWT Preferred Shares”) with a face value of $10 per preferred share.  Each preferred share shall be convertible into shares of the Company’s common stock commencing six months after the date of the amendment at a rate equal to 90% of the then current trailing five day trailing average closing market price for the Company’s common stock.  CWT members shall not sell shares of the Company’s common stock at a monthly rate greater than 5% of the average trading volume for the Company’s common stock for each preceding calendar month. The Company shall have the right to redeem any portion or all of the preferred shares on a pro-rated per preferred share basis in return for cash paid to members at a rate equal to the face value of the preferred shares redeemed until the preferred shares have been fully redeemed.  The Company accounted for the CWT Preferred Shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the CWT convertible preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares.   The Company determined the value of the CWT Preferred Shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the year ended December 31, 2010, the Company recognized a total expense of $925,962 based on the grant date value, including $497,545 in professional fees for the agreement modification and the $428,381 for the conversion liability at present value.  The Company recognized a reduction in conversion liability at present value of $20,557 for the redemptions that occurred via payments of royalties under the agreement and recorded an expense of $16,895 for the accretion to fair value of the conversion liability for the three months ended March 31, 2011. The carrying value of the liability for the CWT Preferred Shares was $934,979 at March 31, 2011, including the grant date value plus the accretion less redemptions of the conversion liability during the year. The liability for the conversion feature shall increase from its present value of $437,434 at March 31, 2011 to its estimated settlement value of $1,053,271 at June 10, 2020.

OTHER CONVERTIBLE SECURITIES

On June 9, 2009, JMJ Financial Corporation (“JMJ”) issued the Company a 14.4% secured promissory note in the amount of $500,000 (the “JMJ Note”) in return for $600,000 in 12% convertible debt (the “JMJ Debenture”) issued by the Company. The principal balance due under the JMJ Note was $500,000 as of March 31, 2011 and accrued interest receivable under the JMJ Note was $130,192. The principal and accrued interest for the JMJ Note and JMJ Debenture has been presented as of March 31, 2011, at their face value, without offset. The JMJ Debenture is convertible into Company common stock at a rate equal to 70% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the JMJ Debenture dated June 9, 2009 in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMJ Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the $600,000 JMJ Debenture at December 31, 2010 to be $656,412, which represented the face value of the debenture plus the present value of the conversion feature minus the unamortized debt discount. During the three months ended March 31, 2011, an expense of $12,088 has been recorded to recognize the present value of the conversion features for additional accrued interest and for the accretion to fair value of the conversion liability. The carrying value of the JMJ Debenture was $676,833 at March 31, 2010, which represented the face value of the debenture plus the present value of the conversion feature minus the unamortized debt discount. The liability for the conversion feature shall increase from its present value of $221,948 at March 31, 2011 to its estimated settlement amount of $254,305 at June 11, 2012. For the three months ended March 31, 2011, interest expense of $14,254 for these obligations was incurred.

ASC 480, Distinguishing Liabilities from Equity, sets forth the requirements for determination of whether a financial instrument contains an embedded derivative that must be bifurcated from the host contract, therefore the Company evaluated whether the conversion feature for Series D Preferred Stock would require such treatment; one of the exceptions to bifurcation of the embedded conversion feature is that the conversion feature as a standalone instrument would be classified in stockholders’ equity. Management has determined that the conversion option would not be classified as a liability as a standalone instrument, therefore it meets the exception for bifurcation of the embedded derivative under ASC 815, Derivatives and Hedging. ASC 815, Derivatives and Hedging, addresses whether an instrument that is not under the scope of ASC 480, Distinguishing Liabilities from Equity, would be classified as liability or equity; one of the factors that would require liability classification is if the Company does not have sufficient authorized shares to effect the conversion. If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company. The Series D Preferred Stock is owned by an entity controlled by Kevin Kreisler, the Chairman of GreenShift. If all the Series D shares were converted and exceeded the number of authorized common shares, there would be no contingent factors or events that a third party could bring up that would prevent Mr. Kreisler from authorizing the additional shares. As Mr. Kreisler is the majority shareholder, there would be no need to have to go to anyone outside the Company for approval. As a result, the share settlement is controlled by the Company and with ASC 815, Derivatives and Hedging. The Company assessed all other factors in ASC 815, Derivatives and Hedging, to determine how the conversion feature would be classified.

NOTE 10	GUARANTY AGREEMENT

Viridis Capital, LLC (“Viridis Capital”), the majority shareholder of the Company, and its sole member, Kevin Kreisler, the Company’s founder, chairman and chief executive officer, have guaranteed nearly all of the Company’s senior debt (in the outstanding amount of about $26 million as of March 31, 2011). Viridis Capital has pledged all of its assets, including its shares of Company Series D Preferred Stock, to YA Global to secure the repayment by the Company of its obligations YA Global (see Note 11, Stockholders’ Equity, below).

On October 31, 2006, the Company guaranteed a secured note issued by a wholly owned subsidiary of the Company’s former subsidiary, GS AgriFuels Corporation, in the principal amount of $6,000,000 to Stillwater Asset-Backed Fund, LP. The balance due to Stillwater at March 31, 2011 and December 31, 2010 was $2,071,886. The operations of GS AgriFuels were discontinued during 2009. Viridis Capital, LLC subsequently acquired the stock of GS AgriFuels during 2010, and has agreed to indemnify the Company with respect to the foregoing amounts.

NOTE 11	STOCKHOLDERS’ EQUITY

The Company issued 4,254,683,425 shares of common stock upon the conversion of an aggregate of $342,375 in debt during the three months ended March 31, 2011 (see Note 9, Debt Obligations, above). At times, certain conversion features were below par of common stock at issuance on the conversion date.  The Company recognized an additional $70,594 in additional interest expense related to those conversions. In addition, during the three months ended March 31, 2011, Viridis Capital, LLC, the Company’s majority shareholder, canceled 3 billion shares of Company common stock previously issued to Viridis Capital upon partial conversion of the Company’s Series D preferred stock.

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

During the year ended December 31, 2010, 8,920 shares of Series D Preferred Stock were converted into 10 billion shares of Company common stock by Viridis Capital, LLC (“Viridis Capital”), of which 2.9 billion shares were cancelled as of March 31, 2011 and another 2 billion shares were canceled as of April 29, 2011. Viridis Capital is the majority shareholder of the Company and its sole member, Kevin Kreisler, is the Company’s founder, chairman and chief executive officer. As of March 31, 2011, Viridis Capital held 793,548 shares of Series D Preferred Stock, corresponding to 63.4% of the Company’s fully diluted issued and outstanding capital stock. Viridis Capital (along with our chairman personally and an entity held in trust for the benefit of our chairman's wife (the “Kreisler Trust”)), has provided GreenShift and its affiliated companies and subsidiaries with more than about $8.4 million in financing, more than half of which was subsequently canceled, forgiven and contributed to shareholders' equity. Viridis Capital and Kevin Kreisler have guaranteed all of the Company’s debt due to YA Global (see Note 10, Guaranty Agreements, above). Viridis Capital has also guaranteed all amounts due to Cantrell Winsness Technologies, LLC in connection with the acquisition by the Company’s subsidiary of its patented and patent-pending extraction technologies (see Note 13, Related Party Transactions, below).

SERIES F PREFERRED STOCK

On June 10, 2010, the Company entered into the Second Amended and Restated Technology Acquisition Agreement with Cantrell Winsness Technologies, LLC (“CWT”).  As partial consideration under the agreement, the Company agreed to pay CWT members an additional one-time payment in the form of 1,000,000 shares of Series F Preferred Stock (“CWT Preferred Shares”) with a face value of $10 per preferred share.  Each preferred share shall be convertible into shares of the Company’s common stock commencing six months after the date of the amendment at a rate equal to 90% of the then current trailing five day trailing average closing market price for the Company’s common stock.  CWT members shall not sell shares of the Company’s common stock at a monthly rate greater than 5% of the average trading volume for the Company’s common stock for each preceding calendar month. The Company shall have the right to redeem any portion or all of the preferred shares on a pro-rated per preferred share basis in return for cash paid to members at a rate equal to the face value of the preferred shares redeemed until the preferred shares have been fully redeemed.  The Company accounted for the CWT Preferred Shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the CWT convertible preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares.   The Company determined the value of the CWT Preferred Shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the year ended December 31, 2010, the Company recognized a total expense of $925,962 based on the grant date value, including $497,545 in professional fees for the agreement modification and the $428,381 for the conversion liability at present value.  The Company recognized a reduction in conversion liability at present value of $20,557 for redemptions that occurred from payments of royalties under the agreement and recorded an expense of $16,895 for the accretion to fair value of the conversion liability for the three months ended March 31, 2011. The carrying value of the liability for the CWT Preferred Shares was $934,979 at March 31, 2011, including the grant date value plus the accretion less redemptions of the conversion liability during the year. The liability for the conversion feature shall increase from its present value of $437,434 at March 31, 2011 to its estimated settlement value of $1,053,271 at June 10, 2020.

The only conditions under which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

NOTE 12	COMMITMENTS AND CONTINGENCIES

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

OTHER MATTERS

The Company’s subsidiary, GS COES (Yorkville I), LLC, is party to an action entitled Nosan, et at v. GS COES (Yorkville I), LLC, et. al., pending as Oakland County, Michigan Circuit Court Case No. 10-110329-CK, an action by nineteen plaintiffs to recover on a guarantee by the subsidiary secured by a pledge in support of a bridge loan arrangement under which a variety of lenders claim to be owed the aggregate principal amount of $1,734,579, plus interest for claimed breach of their subordinated loan to GS CleanTech Corporation. GreenShift Corporation and GS CleanTech Corporation are not

currently parties to this action. The Court has granted a Motion for Change of Venue to allow transfer to Lenawee County, Michigan where the underlying bridge loan arrangement is currently being litigated. GS COES intends to vigorously defend this action. This case is in the discovery phase. At this stage of the proceedings, we cannot evaluate the likelihood of an unfavorable outcome.

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

On October 31, 2006, the Company guaranteed a secured note issued by a wholly owned subsidiary of the Company’s former subsidiary, GS AgriFuels Corporation, in the principal amount of $6,000,000 to Stillwater Asset-Backed Fund, LP. The balance due to Stillwater at December 31, 2010 was $2,071,886. This obligation is guaranteed by the Company, however, Stillwater is party to an intercreditor agreement with the Company’s senior lender which provides that no payments can be made by the Company against the balance due to Stillwater until the senior lender has been fully paid. The operations of GS AgriFuels were discontinued during 2009. Viridis Capital, LLC subsequently acquired the stock of GS AgriFuels during 2010, and has agreed to indemnify the Company with respect to the foregoing amounts.

The Company posted an accrued expense of $650,000 during the quarter ended March 31, 2011 for liquidated damages that have not been, but may be, assessed by YA Corn Oil relating to certain conditions involving third party documentation that have not yet been fulfilled.

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

NOTE 13	RELATED PARTY TRANSACTIONS

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

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 9, Debt Obligations, above). The managing member of MIF is a relative of the Company’s chairman.

Effective December 31, 2009, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). In June 2010, the Company entered into the Second Amended and Restated Technology Acquisition Agreement (the “TAA”), with an effective date of January 1, 2010, which amended the terms under which the Company pays for the ongoing use of its patent and patent-pending corn oil extraction technologies (the “Technology”). The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC. The TAA, as amended, provides for the payment to the Sellers of a royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows. The amended TAA also calls for the issuance to the Sellers of Series F preferred shares, a new class of redeemable Company preferred stock (see Note 11, Shareholders’ Equity, above), and the reduction of the royalty fees payable by the Company to $0.025 per gallon upon redemption of such preferred stock. The reduction of the royalty fees payable is completed ratably upon redemption of the Series F preferred stock. Prior to December 31, 2009, license fees were payable for the use of the Company’s corn oil extraction technologies at a rate of $150,000 per system  in addition to an ongoing royalty of $0.10 per gallon of corn oil extracted with the Technology. During 2009, the Company incurred license fees of $750,000, royalty fees of $147,832, and prepaid royalty fees of $300,000. The license fees were capitalized with $107,143 and $160,714 being amortized and included in the Company’s cost of sales for the years ended December 31, 2010 and 2009, respectively. On July 1, 2009, the Company issued unsecured convertible debentures (collectively, the “TAA Debentures”) to each of David Cantrell (in the amount of $787,205), David Winsness (in the amount of $251,103), Greg Barlage (in the amount of $267,445) and John W. Davis (in the amount of $255,964) in consideration for the full payment amounts due and/or accrued pursuant to the TAA (as well as accrued salaries of $85,587 and unreimbursed expenses of $128,298). The TAA Debentures were acquired by MIF in September 2009. During the three months ended March 31, 2011, the Company also prepaid royalty fees of $234,609 for use of the Technology. Royalty fees of $90,000 were incurred and offset against the prepaid royalty fees, and included in the Company’s cost of sales for the three months ended March 31, 2011.

NOTE 14                      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the three months ended March 31, 2011 and 2010:

	3/31/2011	3/31/10

Cash paid for the following:
Interest	$--	$3,276
Income taxes	--	--
Total	--	3,276

Performance bonuses applied to convertible debenture	$4,986,568	$--
Forgiveness of affiliate receivable charged against paid in capital		285,888
Forgiveness of affiliate payable	180,000	--
Debentures converted into common stock	342,375	1,274,010
Increase in affiliate receivable from transfer of affiliate accounts payable		231,715
Transfer of construction in progress into inventory		2,248,302
Direct payment of convertible debentures by affiliate, increasing affiliated debenture		199,943

NOTE 15	SUBSEQUENT EVENTS

Effective April 1, 2011, YA Global entered into agreements to assign $4,712,880 of the principal balance owed by the Company under the A&R Debenture to two investors. This transaction was not completed as of the filing of this report but is expected to be completed during the second quarter 2011.

During the second quarter 2011, Viridis Capital, LLC, the Company’s majority shareholder, surrendered a total of 6 billion common shares, which shares were cancelled as of May 12, 2011. A total of 10 billion common shares were surrendered and cancelled by Viridis Capital between November 2010 and May 12, 2011.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” “may,” “could,” “should,” “will,” or similar expressions. Any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements contained herein reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors of our annual report on Form 10-K for the year ended December 31, 2010 and in Item 1A of Part II of this Quarterly Report for the quarter ended March 31, 2011. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition, the actions of third parties infringing our patents, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation or to the laws upon which our intellectual property rights are based, the timely completion of corn oil extraction projects by our licensees, the amount of corn oil recovered by our licensees, and other risk factors detailed in our reports filed with the SEC. Actual results may differ materially from projected results due, without limitation, to unforeseen developments.

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

Our corn oil extraction technologies are widely considered to be the quickest and best path for margin improvement for corn ethanol producers today. The current market value of corn oil recovered by our licensees is about $3.60 per gallon – more than six times higher than its value without use of our patented corn oil extraction processes. Our corn oil extraction technologies increase corn-to-biofuel yields while reducing the energy and greenhouse gas intensity of corn ethanol production for dry mill ethanol producers. These benefits correspond to increased ethanol producer income ranging from about $0.08 to more than $0.20 per gallon of ethanol produced, depending on the extent to which the producer uses our patented and patent-pending extraction technologies; and, ethanol producer paybacks of less than 1 year at current market prices. No technologies have been developed, commercialized and made available to corn ethanol producers in the history of the ethanol industry that begin to approach these results.

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

Plan of Operations

We generated significant operating losses between 2005 and 2010 as we borrowed the funds that we needed to cover the majority of our development costs during those years. Since 2005, we have invested heavily in development of our technologies as we educated the industry, created the market for back-end corn oil extraction, and pushed through and overcame each of the barriers to commercializing our extraction technologies.

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

The state of our business improved significantly last year as we transitioned to our streamlined licensing model. During 2010, we licensed our extraction technologies to ethanol producers corresponding to over 1 billion gallons per year (“BGY”) of ethanol production and more than 9% of the industry. These new agreements and our cost controls resulted in sufficient cash flows from operating activities to cover our operating expenses as of the end of 2010, up from a near zero contribution from operations as of the beginning of 2010. While it is unlikely that we will generate pre-tax profit for the full year ended December 31, 2011, we believe that the license agreements we have executed to date are capable of providing us with sufficient revenue to transition to pre-tax profit before the end of 2011, depending on the amount of corn oil produced by our licensees and the market price for corn oil.

Our goals for 2011 are to improve on our 2010 performance by working with our licensees to maximize the benefits and minimize the costs of recovering corn oil; by licensing new ethanol facilities producing 1.3 BGY of ethanol, corresponding to about another 10% of the market; by reducing debt by at least another 33%; and, by generating meaningful positive cash flow from operations and operating income. We expect that realization of these goals will enable us to begin repaying our remaining debt out of cash flow by the end of this year. Achieving this milestone is a key objective for 2011.

We have already made significant progress this year on each of these fronts:

New Agreements
We entered into several new  agreements during the first quarter, including an agreement to design and build the first commercial system based on our patent-pending Method II (whole stillage) corn oil extraction process.

Debt Reduction	We reduced our debt to YA Global by about an additional $7 million, down to a principal balance of about $26 million as of March 31, 2011.

Cash Flow	We eliminated our cash burn as of the end of 2010 and returned to positive cash flow during the first quarter of 2011.

Operating Income
With only some of our licensed plants producing corn oil during the quarter, we generated about $5.8 million in operating income, or about $882,000 in operating income net of the non-recurring impact of the YA Corn Oil Transaction and sale of our previously-owned extraction systems.

Our financial performance for the balance of 2011 can be expected to be most significantly impacted by the rate at which our existing licensees commence production, the amount of corn oil that our licensees are able to produce, and the market price for that corn oil. Several of our licensees were in various stages of deploying the equipment and systems needed to use our technologies at the start of the year and at the end of the first quarter of 2011. Our results of operations for the three months ended March 31, 2011 did not include the full impact of licensees that began to produce corn oil during the quarter. While we expect that most of our licensees will commence production during the second and third quarter of this year, some of our new licensees are not expected to commence or achieve full production until the fourth quarter of this year or early 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This disclosure is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are proper and reasonable under the circumstances. We continually evaluate the appropriateness of estimates and assumptions used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, property and equipment, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. See further discussion of our critical accounting policies and estimates, as well as significant accounting policies, in our Form 10-K, as amended, for the year ended December 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

INDUSTRY FACTORS AFFECTING OUR RESULTS OF OPERATIONS

Commodity Prices

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

Our business is also directly impacted by commodity price volatility in the market for corn oil. The current market price for corn oil is about $3.60 per gallon. While demand for extracted corn oil is strong in the biodiesel and multiple other markets, decreases in the price of corn oil will have a negative impact on the amount of cash we are able to produce from our operating activities. Any such decreases may adversely affect our results of operations and financial position.

Our ability to generate and increase revenue from existing and new license agreements is consequently subject to uncertainty, and our results of operations and financial position may be adversely affected by commodity price volatility in the markets for corn, natural gas, ethanol, distillers grain and corn oil.

Availability of Capital

Some ethanol producers have faced financial distress recently, culminating with bankruptcy filings by several companies over the past three years. This, in combination with continued volatility in the capital markets has resulted in reduced availability of capital for the ethanol industry generally. Construction of corn oil extraction systems by our licensees is capital intensive and our licensees may not be able to access the capital they need to pay for the components, equipment and installation services needed to implement our technologies (despite the fact that a new licensee would see a return of capital within less than a year at current corn oil market prices). Our results of operations are dependent on the ability of our licensees to capitalize and profitably operate their businesses. Our financial and operational performance therefore depends to significant extent on numerous factors including prevailing economic conditions, volatile commodity prices, and financial, business and other factors beyond our control.

Legislation

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The Renewable Fuel Standard (“RFS”) mandate level for 2011 of 12.6 billion gallons approximates current domestic production levels. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the blender’s credit and the RFS. Any significant increase in production capacity beyond the RFS level might have an adverse impact on ethanol prices. Additionally, the RFS mandate with respect to ethanol derived from grain could be reduced or waived entirely. A reduction or waiver of the RFS mandate could adversely affect the prices of ethanol and the financial performance of existing and potential licensees, and could thus adversely affect our business. The volumetric ethanol excise tax credit, or VEETC, is currently set to expire on December 31, 2011. Referred to as the blender’s credit, VEETC provides companies with a tax credit to blend ethanol with gasoline. The Food, Conservation and Energy Act of 2008, or the 2008 Farm Bill, amended the amount of tax credit provided under VEETC to 45 cents per gallon of pure ethanol and 38 cents per gallon for E85, a blended motor fuel containing 85% ethanol and 15% gasoline. The elimination or further reduction of VEETC or other federal tax incentives to the ethanol industry may have an adverse impact on our business by reducing the demand and market price for ethanol, which could adversely affect the financial performance of our licensees. To the extent that such laws are modified, the demand for ethanol may be reduced, which could negatively and materially affect the ability of our licensees and, derivatively, our own ability to operate profitably.

Our licensees sell the corn oil they produce with our technologies into several markets, and primarily for refining into biodiesel or renewable diesel. The production of biodiesel is made significantly more competitive by federal and state tax incentives. These incentives are meant to lower the cost of biodiesel in comparison to petroleum diesel. The biodiesel industry has been dependent on the continuation of certain federal subsidies and regulatory support. The biodiesel tax credit expired on December 31, 2009 and was not reinstated until December 2010. While its reinstatement was made retroactive to January 1, 2010, the credit is scheduled to expire on December 31, 2011 and may not be timely renewed, if at all. The revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the market for corn oil and our financial condition.

Infringement

We are currently and are likely in the future to be subject to claims, negotiations or complex, protracted litigation in connection with the enforcement of our intellectual property rights. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Litigation and regulatory proceedings are subject to inherent uncertainties, and unfavorable changes in the law or rulings could occur which could materially harm our business and results of operations.

COMPONENTS OF REVENUES AND EXPENSES

Our revenues are derived from our technology licensing activities and the provision of related products and services. We issue royalty-bearing licenses to ethanol producers that use our patented and patent-pending technologies. In return, we receive ongoing royalty fees under our license agreements that are based on the market value of the corn oil produced by our licensees. Our license agreements also call for our provision of technical services to our licensees, which we provide to maximize the benefit of our technologies to our clients and, derivatively, GreenShift by way of increased royalty income. These services include design, procurement, integration and ongoing support services. During 2011 and 2010, some of our license agreements provided for royalties in the form of a discounted corn oil purchase price. In these cases, our royalty payments were equal to the gross profit realized upon sale of corn oil, or the difference between the market price of the corn oil produced and our discounted purchase price in each relevant license.

Our costs of sales primarily include allocable labor, materials and incidental expenses incurred in connection with our provision of services to our licensees. In addition, during 2011 and 2010, we owned corn oil extraction systems that were located at and operated by several licensees. Our costs of sales during 2011 and 2010 accordingly included additional costs incurred in connection with our corn oil purchase rights under the relevant licenses as well as the ongoing maintenance of these systems.

Selling, general and administrative expenses consist of payroll, office expenses, insurance, and professional fees for accounting, legal, consulting and investor relations activities. Payroll, including employee salaries, incentives and benefits, are the largest single category of expenditures in selling, general and administrative expenses. Other income (expense) includes interest earned, interest expenses, amortization expenses, income or expenses relating to the changing value of the conversion benefit embedded into our convertible debentures and other non-operating items. Notably, our agreements with our lenders provide for the accrual of our interest expenses pending conversion or other payment.

We entered into agreements during 2010 with our senior lender, YA Global Investments, L.P. (“YA Global”), for the sale of several GreenShift-owned corn oil extraction systems to YA Corn Oil Systems, LLC (“YA Corn Oil”) in exchange for the satisfaction of convertible debt due to YA Global and the right to receive certain distributions from YA Corn Oil. We fulfilled the conditions for effectiveness of this transaction as of February 15, 2011. Our results of operations for the quarter ended March 31, 2011 include a gain of about $5.9 million due to the sale of extraction systems. In addition, we earned performance bonuses from YA Corn Oil in the amount of about $4.9 million which are included in revenue for the first quarter of 2011.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Total revenues for the three months ended March 31, 2011 were $7.7 million as compared the $1.3 million generated during the three months ended March 31, 2010. The increase in revenue during 2011 was due to the impact of new licenses executed during 2010, increased corn oil production by our licensees, the increased market value of corn oil, and the award of one-time, non-cash performance bonuses of about $4.9 million in connection with the YA Corn Oil Transaction. Revenue in future periods will not include these non-recurring performance bonuses but can be expected to increase in connection with the initiation of production of corn oil by our licensees. Revenue growth moving forward will also be affected by fluctuation in the market price for corn oil since the royalty income we generate is tied to sales of corn oil extracted by our licensees with our technologies.

Costs of sales for the three months ended March 31, 2011 and March 31, 2010 were $934,000 and about $784,000, respectively. Gross profit for the three months ended March 31, 2011 was about $6.8 million, or about $1.8 million net of the YA Corn Oil performance bonuses described above. This amount compares to about $487,000 for the same period last year. The net increase in gross profit during the quarter was primarily due to increased sales from our existing license agreements discussed above. We expect to achieve increased economies of scale in future periods with respect to our costs of sales and gross profit as all of our existing licensees commence production and as we execute new licenses for our technologies.

Operating expenses for the three months ended March 31, 2011 were about $1.0 million and $2.0 million, respectively. Operating expenses during the first quarter of 2011 were comprised of about $639,000 in overhead, about $276,000 in professional fees, and about $87,000 in depreciation expenses incurred in connection with our previously-owned extraction systems. The decreased operating expenses during the quarter as compared to the same period last year were the result of our cost-cutting activities during 2010. Professional fees can be expected to increase moving forward as we defend against patent infringement. While we have no desire to litigate and hope to eventually eliminate this expense, we must and will take all necessary steps to bring infringement of our patents to an end. We expect to continue to incur increased expenses in this regard for the foreseeable future. These expenses can be expected to delay or otherwise adversely affect our ability to achieve profitability. However, these operating expenses can be expected to decrease overall as a percentage of revenue in future periods given the leaner cost structure associated with our streamlined licensing model, and as we realize increased economies of scale from our new licensing activities in conjunction with the start-up and optimization of systems used to extract corn oil from stillage by all of our existing and expected new licensees.

Income from operations during the three months ended March 31, 2011 was about $5.8 million, or about $882,000 net of the $4.9 million in performance bonuses earned from YA Corn Oil during the quarter and depreciation expenses of about $87,000 for extraction systems that we no longer own. We anticipate improving on this result in future quarters in connection with the commencement of production by existing and new licensees. Our costs of sales and operating expenses moving forward will be primarily comprised of (1) technology royalties; (2) employee costs; (3) travel, materials and other expenses incidental to execution of our license support services; (4) general and administrative costs relating to our offices, utilities and insurance; and (5), professional fees relating to accounting, corporate and litigation activities. As discussed above, we expect that the license agreements we have executed to date will provide for sufficient revenue to more than cover all of these costs on an ongoing basis.

Other income (expense) for the three months ended March 31, 2011 included a gain upon extinguishment of debt of about $5.9 million, relating mostly to the completion during the quarter of the YA Corn Oil Transaction. Net of this amount, other expenses for the three months ended March 31, 2011 and March 31, 2010 were about $1.5 million and $1.4 million, respectively. Both amounts consisted primarily of non-cash items. The amount for 2011 included about $1.3 million in accrued interest expense; an accrual of $650,000 for liquidated damages that have not yet been assessed but may be in connection with certain third party documentation conditions of the YA Corn Oil Transaction; about $222,000 in non-cash loss realized in connection with the sale of previously-owned extraction systems during the quarter; and a non-cash gain of about $583,000 due to the change in value of the conversion features embedded in the Company’s outstanding convertible debt. The amount for 2010 included about $955,000 in accrued interest expense and a non-cash loss of about $438,000 due to the change in value of the conversion features embedded in the Company’s outstanding convertible debt.

Net income for the three months ended March 31, 2011 was about $10.1 million as compared to a net loss of about $2.9 million from the same period in 2010. The net income realized during 2011 included the non-cash and non-recurring items discussed above. For comparison purposes, we would have realized a net loss of about $353,000 during the first quarter of 2011 without the impact of the non-recurring items discussed above relating to the YA Corn Oil Transaction and the sale of extraction systems (corresponding to an aggregate gain of about $9.9 million) and the non-cash gain of $583,000 associated with the change in value of the conversion features embedded in the Company’s outstanding convertible debt. The corresponding net loss during the first quarter 2010 would have been about $2.5 million without the $438,000 charge in that quarter from the change in value of our convertible debt. The reduction of our net loss during 2011, net of the above non-recurring items, as compared to the net loss from the same period in 2010 was due to the combination of factors discussed above, primarily including the impact of our cost-cutting measures during 2010 and new license agreements.

Interest expenses and expenses associated with the conversion features of our convertible debt can be expected to decrease and to eventually be eliminated as we reduce and fully satisfy our convertible debt obligations. Interest payable to YA Global decreased during 2010 from an average rate of 12% to 6% per year as a result of the YA Corn Oil Transaction. Our annual interest expense to YA Global is about $1.6 million based on the balance due as of March 31, 2011. This decrease is due to the significant reduction in the amount of convertible debt due to YA Global as of March 31, 2011 as compared to prior periods.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features are calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to various lenders was about $30 million as of March 31, 2011, and included to an unamortized note discount of about $26,000 and conversion liabilities of about $3.0 million. For the three months ended March 31, 2011, we recognized additional interest expense of $8,333 for accretion of the debt discount and about $582,000 for the value of the conversion features of our convertible debt (about $14,000 of which was associated with debt due to related parties).

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of about $12 million as of March 31, 2011, down from about $20 million as of December 31, 2010 and about $38 million as of December 31, 2009. Elimination of this deficit remains a top priority despite the material progress. The positive trend here was due to execution of our plan to streamline our business following the allowance by the U.S. Patent and Trademark Office of the first of our corn oil extraction patents in March 2009; and to shift away from our former capital-intensive model based on the first-mover commercialization needs of our technologies, to our current post-market acceptance licensing model.

Our liquidity and capital resources were markedly improved during the first quarter of 2011 as compared to prior periods. During the three months ended March 31, 2011, we produced about $2.5 million in net cash from investing activities, used about $450,000 in net cash in operating activities, and used about $2.0 million in net cash in financing activities. Conversely, during the three months ended March 31, 2010, we received $909,000 from financing activities to subsidize $826,000 in net cash used in our operating activities and about $98,000 in net cash used in investing activities.

Importantly, during the first quarter of 2011, we produced about $200,000 in cash in our operating activities that we used in operating activities to reduce accounts payable and other liabilities along with $500,000 of the $2.5 million in net cash produced in investing activities. The shift during the first quarter 2011 from relying on cash from financing activities to producing and using surplus cash from operating and investing activities in financing activities and to reduce liabilities was an important milestone for GreenShift and its shareholders. That said, the output of our licensees and the price for corn oil are variable and, until we build up a meaningful cash reserve, we cannot rule out the possibility that we may seek financing to cover operating needs in the future. Our cash position at January 1, 2011 and March 31, 2011 was nominal, about $18,000 and $87,000, respectively. Related parties have expressed a willingness to provide additional capital if required.

Our financial position and liquidity moving forward will be based on our ability to generate cash flows from our operations, as well as our debt service obligations and goals. Our business is highly impacted by commodity price volatility, primarily in the market for corn oil. While demand for extracted corn oil is strong in the biodiesel and multiple other markets, decreases in the price of corn oil will have a negative impact on the amount of cash we are able to produce from our operating activities. Moreover, to the extent that our existing and potential new licensees are all corn ethanol producers, our business is also subject to commodity price risk in the markets for ethanol, distillers grain, corn and natural gas. These risks are partially mitigated for us by the fact that use of our corn oil extraction technologies will enhance the liquidity and financial position of licensed ethanol producers and provide our licensees with vitally important cash flows during periods of reduced ethanol producer margins. Still, our ability to generate cash flow may be adversely affected if, for example, a new licensee were forced by a reduced crush spread to suspend operations prior to installing a corn oil extraction system.

We owe about $26 million in debt to YA Global and about $4.8 million to related parties. Our debt to YA Global and our related party lenders matures on December 31, 2012. We are not required to pay any of these amounts in cash since each lender has the right to demand and receive payment in the form of common stock. Despite this feature, repayment of these obligations in cash is an important objective for us moving forward.

During the years ended December 31, 2010 and 2009, Viridis Capital, LLC ("Viridis"), Minority Interest Fund (II), LLC ("MIF"), Acutus Capital, LLC (“Acutus”), and management personnel provided us with the cash resources we needed for our overhead needs, including all legal expenses incurred in the prosecution of infringing use of our patented technologies. Viridis is owned by our chairman, MIF is owned by a family member of our chairman, and Acutus is owned by our chairman's attorney. These investors collectively provided us with a total of about $2.1 million and about $4.3 million during the years ended December 31, 2010 and 2009, respectively. In total, Viridis (along with our chairman personally and an entity held in trust for the benefit of our chairman's wife (the "Kreisler Trust")), MIF and current management have provided GreenShift and its affiliated companies and subsidiaries with more than about $14.8 million between January 1, 2005 and December 31, 2010. Viridis, the Kreisler Trust and our chairman collectively loaned about $8.4 million of this amount, about half of which was subsequently canceled, forgiven and contributed to shareholders' equity. While each of these related parties have stated their willingness to provide additional capital if required, we do not anticipate that we will to have rely on proceeds from financing activities completed with these and other investors to subsidize operating expenses moving forward. Our expectation here is based on our belief that we will produce sufficient cash flows from operating activities on an ongoing basis to cover all of our overhead needs moving forward.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2011.

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

OTHER MATTERS

The Company’s subsidiary, GS COES (Yorkville I), LLC, is party to an action entitled Nosan, et at v. GS COES (Yorkville I), LLC, et. al., pending as Oakland County, Michigan Circuit Court Case No. 10-110329-CK, an action by nineteen plaintiffs to recover on a guarantee by the subsidiary secured by a pledge in support of a bridge loan arrangement under which a variety of lenders claim to be owed the aggregate principal amount of $1,734,579, plus interest for claimed breach of their subordinated loan to GS CleanTech Corporation. GreenShift Corporation and GS CleanTech Corporation are not currently parties to this action. The Court has granted a Motion for Change of Venue to allow transfer to Lenawee County, Michigan where the underlying bridge loan arrangement is currently being litigated. GS COES intends to vigorously defend this action. This case is in the discovery phase. At this stage of the proceedings, we cannot evaluate the likelihood of an unfavorable outcome.

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

On October 31, 2006, the Company guaranteed a secured note issued by a wholly owned subsidiary of the Company’s former subsidiary, GS AgriFuels Corporation, in the principal amount of $6,000,000 to Stillwater Asset-Backed Fund, LP. The balance due to Stillwater at December 31, 2010 was $2,071,886. This obligation is guaranteed by the Company, however, Stillwater is party to an intercreditor agreement with the Company’s senior lender which provides that no payments can be made by the Company against the balance due to Stillwater until the senior lender has been fully paid. The operations of GS AgriFuels were discontinued during 2009. Viridis Capital, LLC subsequently acquired the stock of GS AgriFuels during 2010, and has agreed to indemnify the Company with respect to the foregoing amounts.

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

ITEM 1A	RISK FACTORS

Our investors should consider the risks that could affect us and our business as set forth in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010. Although we have attempted to discuss meaningful factors, our investors need to be aware that other factors and risks may become important in the future. New risks may emerge at any time. We cannot predict such risks or estimate the extent to which they may affect our operations and financial performance. Investors should carefully consider the discussion of risks and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including the Cautionary Information Regarding Forward-Looking Information provided above in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From time to time during the three months March 31, 2011, the Company issued a total of 4,254,683,425 shares to the Company’s various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $342,375. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity’s own account. There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	RESERVED

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of GreenShift’s Form 10-Q for the quarter ended March 31, 2011:

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

GREENSHIFT CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER, Chairman
Chief Executive Officer
Date:		May 13, 2011

By:	/s/	EDWARD CARROLL
EDWARD CARROLL, Director
Chief Financial Officer &
Chief Accounting Officer
Date:		May 13, 2011