Form 10-Q
period 2011-06-30
GREENSHIFT CORP
filed 2011-08-09
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of August 8, 2011, there were 13,903,397,418 shares of common stock outstanding.

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	6/30/2011	12/31/2010
ASSETS

Current Assets:
Cash	$1,407,149	$18,420
Accounts receivable, net of doubtful accounts	636,778	194,571
Inventories, net	1,253,559	1,275,815
Prepaid expenses and other assets	259,223	644,781
Total current assets	3,556,709	2,133,587

Other Assets:
Property and equipment, net	--	8,746,240
Intangible assets, net	139,530	516,131
Minority investments	2,501,324	2,501,324
Note receivable	500,000	500,000
Deposits	46,736	47,571
Assets to be disposed, net of current	--	7,500
Total other assets	3,187,590	12,318,766

TOTAL ASSETS	6,744,299	14,452,353

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,977,014	4,657,016
Accrued expenses	2,753,383	1,789,800
Accrued expenses – deferred employee compensation	1,918,301	2,012,876
Accrued interest payable	2,878,266	3,608,050
Accrued interest payable – related party	1,336,624	1,057,052
Deferred revenue	216,704	300,396
Billings in excess	394,544	--
Note payable – related party	--	--
Current portion of long term debt	1,806,322	1,846,575
Current portion of convertible debentures, net	855,323	858,713
Convertible debentures – related party	--	4,985,001
Amounts due to minority shareholders	839,669	839,669
Liabilities of discontinued operations, current	316,133	316,133
Total current liabilities	17,292,283	22,271,281

Long term Liabilities:
Asset retirement obligation	--	651,182
Liability for preferred stock – related party	942,661	938,641
Convertible debentures – related party	4,431,041	--
Convertible debentures, net of current	28,310,102	45,737,327
Total long term liabilities	33,683,804	47,327,150

Total Liabilities	50,976,087	69,598,431

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 shares issued and outstanding	2,481	2,481
Series D: 798,880 and 791,034 shares issued and outstanding, respectively	799	791
Common stock: $0.0001 par value, 20,000,000,000 authorized 12,709,647,409 and
13,980,670,938 shares issued and outstanding, respectively	1,270,965	1,398,068
Additional paid in capital	113,761,174	112,526,248
Accumulated deficit	(159,267,207)	(169,073,666)
Total stockholders’ equity (deficit)	(44,231,788)	(55,146,078)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,744,299	$14,452,353

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Three Months Ended		Six Months Ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010

Revenue	$3,148,257	$2,029,318	$5,879,657	$3,300,818
Performance bonuses	--	--	4,986,568	--
Total revenue	3,148,257	2,029,318	10,866,225	3,300,818

Costs of goods sold	1,456,029	1,439,313	2,390,281	2,223,707
Gross profit	1,692,228	590,005	8,475,944	1,077,111

Operating expenses:
Sales, general and administrative expenses	1,182,525	1,477,937	2,184,433	3,511,580
Total operating expenses	1,182,525	1,477,937	2,184,433	3,511,580

Income (loss) from operations	509,703	(887,932)	6,291,511	(2,434,469)

Other Income (Expense):
Gain (loss) on extinguishment of debt	17,733	--	5,908,693	--
Gain (loss) on sale of asset	--	--	(222,199)	--
Liquidated damages	--	--	(650,000)	--
Amortization of debt discount & deferred financing	(8,334)	(8,333)	(16,667)	(21,733)
Interest income	19,729	17,949	37,673	35,704
Miscellaneous income	2,500	120,591	2,500	120,591
Change in conversion liabilities	(67,977)	(489,168)	500,768	(692,180)
Change in conversion liabilities - related party	(2,378)	143,493	11,502	(91,606)
Interest expense	(519,640)	(184,135)	(1,518,795)	(441,610)
Interest expense – related party	(278,541)	(719,928)	(538,527)	(1,417,731)
Total other income (expense), net	(836,908)	(1,119,531)	3,514,948	(2,508,565)

Income (loss) before provision for income taxes	(327,205)	(2,007,463)	9,806,459	(4,943,034)

(Provision for)/benefit from income taxes	--	--	--	--
Income (loss) from continuing operations	(327,205)	(2,007,463)	9,806,459	(4,943,344)

Discontinued Operations:
Gain (loss) from disposal of discontinued operations	--	--	--	--
Income (loss) from discontinued operations	--	(152,066)	--	(149,328)
Total income (loss) from discontinued operations	--	(152,066)	--	(149,328)

Net income (loss)	$(327,205)	$(2,159,529)	$9,806,459	$(5,092,362)

Weighted average common shares outstanding, basic	13,785,900,459	1,356,359,504	14,391,478,330	1,068,225,872
Weighted average common shares outstanding, diluted	13,785,900,459	1,356,359,504	535,261,841,581	1,068,225,872

Earnings (Loss) per Share:
Income (loss) from continuing operations	$0.00	$(0.00)	$0.00	$(0.00)
Income (loss) from discontinued operations	0.00	(0.00)	0.00	(0.00)
Net income (loss) per share – basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Six Months Ended
	6/30/2011	6/30/2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,806,459	(5,092,362)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	115,309	529,686
Amortization of intangibles	12,315	55,173
Amortization of debt discount and deferred financing costs	16,667	21,733
Non-cash payment of performance bonus applied to convertible debenture	(4,986,568)	--
Loss (gain) on extinguishment of debt	(5,908,693)	--
Loss on sale of assets	222,199	--
Change in net assets of disposal group	7,500	298,394
Change in conversion liabilities	(512,270)	783,786
Stock compensation	--	7,500
Accretion of asset retirement obligation	--	19,690
Interest accretion on notes receivable	(35,704)	(35,704)
Expenses incurred by issuance of debentures	188,774	--
Forgiveness of debt	--	(120,630)

Changes in operating assets and liabilities:
Accounts receivable	(442,207)	(179,695)
Prepaid expenses	(415,011)	77,940
Inventory	(21,344)	--
Deposits	835	(600)
Deferred revenue	(83,693)	--
Accrued interest	1,448,204	1,414,005
Accrued interest – related party	420,308	441,610
Billings in excess	394,544	--
Accounts payable and accrued expenses	756,316	676,394
Net cash provided by (used in) operating activities	983,940	(1,104,080)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of inventory components	43,600	--
Proceeds from sale of property, plant and equipment	2,500,000	--
Additions to and acquisition of property, plant and equipment	(13,739)	(145,573)
Loans to related party	(17,060)	--
Net cash provided by (used in) investing activities	2,512,801	(145,573)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable - related party	(89,437)	--
Proceeds from convertible debentures – related party	61,425	1,608,163
Loan due to an affiliate	--	(55,969)
Repayment of convertible debentures	(2,000,000)	(327,011)
Repayment of convertible debentures – related party	(80,000)	--
Net cash provided by (used in) financing activities	(2,108,012)	1,225,183

Net increase (decrease) in cash	1,388,729	(24,470)
Cash at beginning of period	18,420	39,415
Cash at end of period	$1,407,149	$14,945

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

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

We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. Several plants were licensed to use our technologies as of the end of 2010 and during the second quarter of 2011. Prior to February 15, 2011, we were also party to license agreements with ethanol producers located in Wisconsin, New York, Indiana, and Michigan. These producers were granted the right to use our technologies and equipment at their locations in return for royalties equal to the spread between the market price of the corn oil recovered by our licensees with our technologies and equipment and a discounted purchase price. Our sales and costs of sales include the sales and the costs of the corn oil produced by these licensees with our technologies and equipment through February 15, 2011, the effective date of the YA Corn Oil Transaction (see Note 9, Debt Obligations, below).

NOTE 3	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2011, the Company had $1,407,149 in cash, and current liabilities exceeded current assets by $13,735,574. Further, the Company’s operating income for the six months ended June 30, 2011 was primarily due to completion of the YA Corn Oil Transaction and the subsequent realization by the Company of non-cash bonuses totaling $4,986,568 (see Note 9, Debt Obligations, below). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to satisfy our obligations will depend on our success in obtaining financing, our success in developing revenue sources, and our success in negotiating with the creditors. Management’s plans to resolve the Company’s working capital deficit include increasing revenue. There can be no assurances that the Company will be able to eliminate its working capital deficit and that the Company’s historical operating losses will not recur. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. The Company recognizes revenue from licensing of the Company’s corn oil extraction technologies when corn oil sales occur. Licensing royalties are recognized as earned by calculating the royalty as a percentage of gross corn oil sales by the ethanol plants. For the purposes of assessing royalties, the sale of corn oil is deemed to occur when shipped, which is when four basic criteria have been met: (i) persuasive evidence of a customer arrangement; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured, and (iv) product delivery has occurred, which is generally upon shipment to the buyer of the corn oil. Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services, or when assets received in such exchange are readily convertible to cash or claim to cash, or when such goods or services are transferred. When an income item is earned, the related revenue item is recognized and any deferred revenue is reduced. To the extent revenues are generated from the Company’s licensing support services, the Company recognizes such revenues when the services are completed and billed.

The Company provides process engineering services on fixed price contracts.  These services are generally provided over a short period of less than three months.  Revenue from fixed price contracts is recognized on a pro rata basis over the life of the contract as they are generally performed evenly over the contract period.

The Company additionally performs under fixed-price contracts involving design, engineering, procurement, installation, and start-up of oil recovery and other production systems. Revenues and fees on these contracts are recognized using the percentage-of-completion method of accounting, and specifically the efforts-expended percentage-of-completion method using measures such as task duration and completion. The efforts-expended approach is used in situations where it is more representative of progress on a contract than the cost-to-cost or the labor-hours methods.

The asset, “costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, “Earnings per Share,” whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the six months ended June 30, 2011, we reported net income and accordingly included potentially dilutive instruments in the fully diluted net income per share calculation. However, we reported net losses during the quarters ended June 30, 2011 and June 30, 2010, and the six months ended June 30, 2010, and, in accordance with ASC 260, dilutive instruments were excluded from the net loss per share calculation for such periods.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2011-04, "Fair Value Measurement (Topic 820) Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs."  ASU No. 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs, by ensuring that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective disclosure requirements are the same except for inconsequential differences in wording and style.  The amendments in ASU No 2011-04 apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity's shareholders' equity in the financial statements.  Some of the disclosures required by ASU No. 2011-04 are not required for nonpublic entities.  These amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.   For many of the requirements, the Board does not intend for the amendments to result in a change in the application of the requirements in ASC Topic 820.  Some of the amendments clarify the Board's intent about the application of existing fair value measurement requirements.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The adoption of ASU 2011-04 did not have a material impact on the Company's results of operations or financial condition.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on the Company’s results of operations or financial condition.

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

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the six months ended June 30, 2011:

Embedded conversion liabilities as of June 30, 2011:
Level 1	$--
Level 2	--
Level 3	3,503,670
Total	$3,503,670

The following table reconciles, for the period ended June 30, 2011, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative as of December 31, 2009	$4,629,312
Write off due to restructured terms	325,656
Fair value of warrants and conversion feature of debentures at issuance	428,381
Reductions in fair value due to conversion of principal	760,387
Gain on fair value adjustments to embedded derivatives	(480,254)
Balance of embedded derivatives at December 31, 2010	5,663,482

Write off due to restructured terms	(1,542,609)
Present value of beneficial conversion features of new debentures	33,469
Accretion adjustments to fair value – beneficial conversion features	164,306
Reductions in fair value due to repayments/redemptions	(710,044)
Reductions in fair value due to principal conversions	(104,934)
Balance at June 30, 2011	$3,503,670

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

During the six months ended June 30, 2011, the Company liquidated its interest in its remaining corn oil extraction systems for a total of $12.5 million (see Note 9, Debt Obligations, below). During the six months ended June 30, 2010, certain construction in progress was cancelled and $2,248,302 in related equipment was transferred from construction in progress to inventory.

Pursuant ASC 410-20, Asset Retirement Obligations, the Company has recognized the fair value of the asset retirement obligation for the removal of its corn oil extraction facilities. The present value of the estimated asset retirement costs was capitalized as part of the carrying amount of the related long-lived assets. This liability was $691,435 as of December 31, 2010, and it has been written-off in connection with the satisfaction of the closing conditions for the YA Corn Oil Transaction during the six months ended June 30, 2011 (see Note 9, Debt Obligations, below).

NOTE 7	INVENTORIES

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company’s licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at June 30, 2011 and December 31, 2010 were $1,253,559 and $1,275,815, respectively.

During the year ended December 31, 2010, certain construction in progress was cancelled and $2,248,302 in related equipment was transferred into inventory. The Company later re-evaluated this inventory during 2010 and determined that a write-down to market was necessary. As a result, the Company wrote down inventory by $1,315,315, which was expensed under cost of goods sold as a loss on inventory valuation during the year ended December 31, 2010.

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

The Company has received deposits from various of its clients that have been recorded as deferred revenue in the amount of $216,704 and $300,396 as of the periods ended June 30, 2011 and December 31, 2010, respectively.

NOTE 9	DEBT OBLIGATIONS

The following is a summary of the Company’s financing arrangements as of June 30, 2011:
6/30/2011
Current portion of long term debt:
Mortgages and other term notes	$21,743
Current portion of convertible notes payable	50,000
Current portion of subsidiary notes payable	1,734,579
Total current portion of long term debt	$1,806,322

Current portion of convertible debentures:
Convertible debentures	$551,236
Note discounts	(18,529)
Conversion liabilities	322,616
Total current portion of convertible debentures	$855,323

Long term convertible debentures:
Convertible debentures to YA Global Investments, L.P.	$21,310,521
Convertible debentures to Minority Interest Fund (II), LLC	3,693,864
Convertible debentures to Viridis Capital, LLC	337,939
Convertible debentures to Andypolo, LP	4,391,643
Convertible debentures to Stuttgart, LP	271,237
Conversion liabilities	2,735,939
Total long term convertible debentures	$32,741,143

A total of $30,556,441 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of June 30, 2011 and the Company’s ability to meet such obligations:

Year	Amount
2011	$2,357,558
2012	30,005,204
2013	--
2014	--
2015	--
Thereafter	--
Total minimum payments due under current and long term obligations	$32,362,762

YA GLOBAL INVESTMENTS, L.P.

On June 17, 2010, the Company and its subsidiaries signed a series of agreements with YA Global Investments, L.P. (“YA Global”) to reduce convertible debt due from the Company to YA Global (the “YACO Agreements”). On July 30, 2010, the Company and YA Global entered into an agreement pursuant to which the transactions contemplated by the YACO Agreements (the “YA Corn Oil

Transaction”) were to close effective August 1, 2010 (the “Effective Date”) subject to satisfaction of certain closing conditions. The conditions to effectiveness of this transaction were satisfied and the transaction was deemed effective for reporting purposes as of February 15, 2011. Since the conditions of closing were not satisfied as of December 31, 2010, the Company’s results of operations for the year ended December 31, 2010 were reported on the basis that the closing of the YA Corn Oil Transaction had not occurred as of such date. The YACO Agreements call for three GreenShift-owned corn oil extraction facilities based on GreenShift’s patented and patent-pending technologies and GreenShift’s interest in a fourth facility to be transferred as of August 1, 2010 to a newly formed joint venture entity, YA Corn Oil Systems, LLC (“YA Corn Oil”). In exchange, $10,000,000 of the convertible debt issued by GreenShift to YA Global shall be deemed satisfied as of August 1, 2010. GreenShift will also receive a 20% equity stake in YA Corn Oil and the right to receive 20% of YA Corn Oil’s distributable cash upon the realization by YA Corn Oil of a 20% internal rate of return on its invested capital. GreenShift further agreed to provide management services to the YA Corn Oil for the ongoing operation and maintenance of the transferred extraction facilities in exchange for certain management and brokerage fees, as well as earnings-based performance bonuses to be paid in the form of additional reduction of GreenShift’s convertible debt due to YA Global. The conditions for the YA Corn Oil Transaction were satisfied as of February 15, 2011, and the Company subsequently earned a performance bonus of $2,486,568 as of February 28, 2011 and another bonus of $2,500,000 as of March 31, 2011. The Company recognized a $5.9 million gain on extinguishment of debt and reduced liabilities for asset retirement obligation and accounts payable by an additional $847,000 as a result of the completion of the YA Corn Oil Transaction. The performance bonuses earned during the second quarter 2011 were recognized as revenue and applied to reduction of the Company’s convertible debt with YA Global pursuant to the terms of the YACO Agreements. The Company additionally posted an accrual of $650,000 during the six months ended June 30, 2011 for liquidated damages that have not been, but may be, assessed by YA Corn Oil relating to certain conditions involving third party documentation that have not yet been fulfilled.

In connection with the completion of the YA Corn Oil Transaction, the Company issued YA Global an amended and restated convertible debenture in the amount of $33,308,023, inclusive of previously accrued interest (the “A&R Debenture”). The A&R Debenture matures on December 31, 2012 and bears interest at the rate of 6% per annum. YA Global shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date. YA Global will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the Company’s outstanding common shares. The A&R Debenture is additionally subject to ongoing compliance conditions, including the absence of change of control events, timely issuance of common shares upon conversion. As of June 30, 2011, there were no outstanding events of default under the A&R Debenture. The difference between August 1, 2010 date of the YACO Agreements and the February 15, 2011 effective date for reporting purposes resulted in an increased interest expense of $915,464 as of December 31, 2010 that was subsequently, on February 15, 2011, eliminated in connection with the completion of the YA Corn Oil Transaction.

While the YA Corn Oil Transaction was deemed effective for reporting purposes as of February 15, 2011, the date upon which the contractual conditions for closing were satisfied, the Effective Date of the YA Corn Oil Transaction for purposes of satisfying debt to YA Global was August 1, 2010. The initial balance of the A&R Debenture stated above ($33,308,023) was derived by subtracting $10,000,000 due to the Company for the sale to YA Corn Oil of the above-referenced corn oil extraction systems from the $41,476,871 and $1,574,582 in principal and accrued interest due as of July 31, 2010, plus an additional $256,759 in legal fees incurred by the Company but paid by YA Global. The A&R Debenture was then reduced during the first quarter by $4,986,568 from YA Corn Oil performance bonuses earned, $2,000,000 paid to YA Global in cash, $40,500 from conversion by YA Global into Company common stock, and an additional $1,651 from Viridis Capital.

The amount due to YA Global under the A&R Debenture was reduced during 2010 by $720,932 from conversion by YA Global into the Company’s common stock, plus an additional $257,229 paid to YA Global from Viridis Capital, LLC (the Company’s majority shareholder), which amount was applied to the Company’s balance with YA Global pursuant to the terms of the December 2009 Forbearance Agreement by and between Viridis, the Company and YA Global (see Note 9, Debt Obligations, below). Of these amounts, YA Global received $168,023 from conversion into Company common stock and $103,030 from Viridis Capital between August 1, 2010 and December 31, 2010.

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

The Company accounted for the A&R Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company had determined the fair value of the A&R Debenture at December 31, 2010 to be $45,908,129 which represented the face value of the debenture plus the present value of the conversion feature. During the six months ended June 30, 2011, the Company recognized a reduction in conversion liability relating to the A&R Debenture at a present value of $1,542,609 for the conversion liability portion of the gain on extinguishment of debt, of $134,555 for the conversions during the period, and $646,954 for repayments during the period and recorded an expense of $164,306 for the accretion of the present value of the conversion liability for the period. The carrying value of the A&R Debenture was $23,192,830 at June 30, 2011, including principal of $21,310,521 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $1,882,309 at June 30, 2011 to its estimated settlement value of $2,145,615 at December 31, 2012. Interest expense of $1,174,660 for the A&R Debenture was accrued for the six months ended June 30, 2011.

RELATED PARTY OBLIGATIONS

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate principal amount of $3,988,326 (the “MIF Debenture”). The convertible debt issued to MIF bears interest at a rate of 20% and matures on December 31, 2012. MIF is entitled to convert the accrued interest and principal of the MIF convertible debenture into common stock of the Company at a conversion price equal to 80% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. During the six months ended June 30, 2011, MIF converted $386,624 of the principal balance and interest due to MIF into 4,523,420,925 shares of Company common stock. The Company accounted for the MIF Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MIF Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the MIF Debenture at December 31, 2010 to be $4,407,852 which represented the face value of the debenture of $3,988,326 plus the present value of the conversion feature. During the six months ended June 30, 2011, the Company recognized a reduction in the conversion liability at present value of $63,607 for the conversions and recorded an expense of $4,107 for the fair value of new advances less assignments plus the accretion to fair value of the conversion liability for the six months. The carrying value of the MIF Debenture was $4,053,890 at June 30, 2011, and included principal of $3,693,864 and the value of the conversion liability. The liability for the conversion feature at its present value of $360,026 at June 30, 2011 equals its estimated settlement value. Interest expense of $498,427 for these obligations was accrued for the six months ended June 30, 2011.

As of December 31, 2010, the Company had convertible debentures payable to Viridis Capital, LLC in an aggregate principal amount of $518,308 (the “Viridis Debenture”). The debentures bear interest at 20% and mature on December 31, 2012. Viridis is entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. The Company accounted for the Viridis Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Viridis Debenture could result in the note principal being converted to a variable number of the Company’s common shares.  The

Company determined the value of the Viridis Debenture at December 31, 2010 to be $577,149 which represented the face value of the debenture of $518,308 plus the present value of the conversion feature. The increase in the debenture during the year ended December 31, 2010 was due to Viridis’ payments to YA Global under the Forbearance Agreement, totaling $257,229, which amount was applied to reduce the Company’s balance with YA Global under the A&R Debenture. The Company recognized a reduction in conversion liabilities at present value of $19,890 for reductions during the period, and recorded an expense of $262 for the accretion to fair value of the conversion liability for the six months ended June 30, 2011. Viridis Capital assigned $112,020 of the Viridis Debenture to a related party during the six months ended June 30, 2011. The carrying value of the Viridis Debenture was $377,151 at June 30, 2011, including principal of $337,939 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $39,213 at June 30, 2011 to its estimated settlement value of $40,000 at December 31, 2012.  Interest expense of $40,100 for these obligations was accrued for the six months ended June 30, 2011.

OTHER CONVERTIBLE DEBENTURES

During the six months ended June 30, 2011, YA Global assigned $4,391,643 in convertible debt to Andypolo, LP (“Andypolo” and the “Andypolo Debenture”). Andypolo shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Andypolo Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Andypolo Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Andypolo Debenture upon assignment to be $4,809,790 which represented the face value of the debenture of $4,391,643 plus the present value of the conversion feature. During the six months ended June 30, 2011, the Company recorded an expense of $9,973 for the accretion to fair value of the conversion liability for the period. The carrying value of the Andypolo Debenture was $4,819,763 at June 30, 2011, including principal of $4,391,643 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $428,120 at June 30, 2011 to its estimated settlement value of $487,961 at December 31, 2012. Interest expense of $56,309 for these obligations was accrued for the six months ended June 30, 2011.

During the six months ended June 30, 2011, YA Global assigned $321,237 in convertible debt to Stuttgart, LP (“Stuttgart” and the “Stuttgart Debenture”). Stuttgart shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Stuttgart Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Stuttgart Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Stuttgart Debenture upon assignment to be $351,824 which represented the face value of the debenture of $321,237 plus the present value of the conversion feature. During the six months ended June 30, 2011, $50,000 in principal was converted into common stock. During the six months ended June 30, 2011, the Company recorded an expense of $729 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $5,046 for the conversions. The carrying value of the Stuttgart Debenture was $297,507 at June 30, 2011, including principal of $271,237 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $26,270 at June 30, 2011 to its estimated settlement value of $30,137 at December 31, 2012. Interest expense of $9,320 for these obligations was accrued for the six months ended June 30, 2011.

As of June 30, 2011, the Company owed $69,489 in convertible debt to various unrelated lenders. Each such lender is entitled to convert the accrued interest and principal of their debenture into common stock of the Company at a conversion price equal to 50% of the average closing market price for the twenty trading days preceding conversion. The Company accounted for these debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in these debentures could result in the note principal being converted to a variable number of the Company’s common shares.  The Company determined the value of these debentures at December 31, 2010 to be $202,300 which represented the face value of the debenture plus the present value of the conversion feature. During the six months ended June 30, 2011, the Company recorded an expense of $3,683 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $18,027 for conversions of $30,000 filed during 2011. The carrying value of these debentures was $157,957 at June 30, 2011, including principal of $69,489 and the value of the conversion liability. The liability for the conversion feature has been fully recognized for one of these debentures. For the other debenture, the liability for the conversion feature shall increase from its present value of $28,687 at June 30, 2011 to its estimated settlement value of $30,000 at December 31, 2011. Interest expense of $18,086 for these obligations was accrued for the six months ended June 30, 2011.

REDEEMABLE PREFERRED EQUITY

On June 10, 2010, the Company entered into the Second Amended and Restated Technology Acquisition Agreement with Cantrell Winsness Technologies, LLC (“CWT”).  As partial consideration under the agreement, the Company agreed to pay CWT members an additional one-time payment in the form of 1,000,000 shares of Series F Preferred Stock (“CWT Preferred Shares”) with a face value of $10 per preferred share.  Each preferred share shall be convertible into shares of the Company’s common stock commencing six months after the date of the amendment at a rate equal to 90% of the then current trailing five day trailing average closing market price for the Company’s common stock.  CWT members shall not sell shares of the Company’s common stock at a monthly rate greater than 5% of the average trading volume for the Company’s common stock for each preceding calendar month. The Company shall have the right to redeem any portion or all of the preferred shares on a pro-rated per preferred share basis in return for cash paid to members at a rate equal to the face value of the preferred shares redeemed until the preferred shares have been fully redeemed.  The Company accounted for the CWT Preferred Shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the CWT convertible preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares.   The Company determined the value of the CWT Preferred Shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the year ended December 31, 2010, the Company recognized a total expense of $925,962 based on the grant date value, including $497,545 in professional fees for the agreement modification and the $428,381 for the conversion liability at present value.  The Company recognized a reduction in conversion liability at present value of $29,621 for the redemptions that occurred in connection with payments of royalties under the agreement and recorded an expense of $33,640 for the accretion to fair value of the conversion liability for the six months ended June 30, 2011. The carrying value of the liability for the CWT Preferred Shares was $942,661 at June 30, 2011, including the grant date value plus the accretion, less redemptions of the conversion liability during the year. The liability for the conversion feature shall increase from its present value of $445,116 at June 30, 2011 to its estimated settlement value of $1,041,804 at June 10, 2020.

OTHER CONVERTIBLE SECURITIES

On June 9, 2009, JMJ Financial Corporation (“JMJ”) issued the Company a 14.4% secured promissory note in the amount of $500,000 (the “JMJ Note”) in return for $600,000 in 12% convertible debt (the “JMJ Debenture”) issued by the Company. The principal balance due under the JMJ Note was $500,000 as of June 30, 2011 and accrued interest receivable under the JMJ Note was $148,143. The principal and accrued interest for the JMJ Note and JMJ Debenture has been presented as of June 30, 2011, at their face value, without offset. The JMJ Debenture is convertible into Company common stock at a rate equal to 70% of the lowest closing market price for the Company’s common stock for the twenty trading days preceding conversion. The Company accounted for the JMJ Debenture dated June 9, 2009 in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMJ Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the $600,000 JMJ Debenture at December 31, 2010 to be $656,677, which represented the face value of the debenture plus the present value of the conversion feature minus the unamortized debt discount. During the six months ended June 30, 2011, an expense of $24,288 has been recorded to recognize the present value of the conversion features for additional accrued interest and for the accretion to fair value of the conversion liability. The carrying value of the JMJ Debenture was $697,366 at June 30, 2010, which represented the face value of the debenture plus the present value of the conversion feature minus the unamortized debt discount. The liability for the conversion feature shall increase from its present value of $234,147 at June 30, 2011 to its estimated settlement amount of $260,482 at June 11, 2012. For the six months ended June 30, 2011, interest expense of $28,667 for these obligations was incurred.

ASC 480, Distinguishing Liabilities from Equity, sets forth the requirements for determination of whether a financial instrument contains an embedded derivative that must be bifurcated from the host contract, therefore the Company evaluated whether the conversion feature for Series D Preferred Stock would require such treatment; one of the exceptions to bifurcation of the embedded conversion feature is that the conversion feature as a standalone instrument would be classified in stockholders’ equity. Management has determined that the conversion option would not be classified as a liability as a standalone instrument, therefore it meets the exception for bifurcation of the embedded derivative under ASC 815, Derivatives and Hedging. ASC 815, Derivatives and Hedging, addresses whether an instrument that is not under the scope of ASC 480, Distinguishing Liabilities from Equity, would be classified as liability or equity; one of the factors that would require liability classification is if the Company does not have sufficient authorized shares to effect the conversion. If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company. About 80% of the Company’s outstanding shares of Series D Preferred Stock are owned by Viridis Capital, LLC, an entity controlled by Kevin Kreisler, the chairman and chief executive officer of the Company. If all the Series D shares held by Viridis Capital were converted and exceeded the number of authorized common shares, there would be no contingent factors or events that a third party could bring up that would prevent Mr. Kreisler from authorizing the additional shares. As Mr. Kreisler, through Viridis Capital, is the Company’s majority shareholder, there would be no need to have to go to anyone outside the Company for approval. As a result, the share settlement is controlled by the Company and with ASC 815, Derivatives and Hedging. The Company assessed all other factors in ASC 815, Derivatives and Hedging, to determine how the conversion feature would be classified.

NOTE 10	GUARANTY AGREEMENT

Viridis Capital, LLC (“Viridis Capital”), the majority shareholder of the Company, and its sole member, Kevin Kreisler, the Company’s founder, chairman and chief executive officer, have guaranteed nearly all of the Company’s senior debt (in the outstanding amount of about $21 million as of June 30, 2011). Viridis Capital has pledged all of its assets, including its shares of Company Series D Preferred Stock, to YA Global to secure the repayment by the Company of its obligations YA Global (see Note 11, Stockholders’ Equity, below). Viridis Capital paid YA Global a total of $1,810,837 between January 1, 2007 and December 31, 2010 to reduce Company debt due to YA Global pursuant to the terms of the Forbearance Agreement.

On October 31, 2006, the Company guaranteed a secured note issued by a wholly owned subsidiary of the Company’s former subsidiary, GS AgriFuels Corporation, in the principal amount of $6,000,000 to Stillwater Asset-Backed Fund, LP. The balance due to Stillwater at June 30, 2011 and December 31, 2010 was $2,071,886. The operations of GS AgriFuels were discontinued during 2009. Viridis Capital, LLC subsequently acquired the stock of GS AgriFuels during 2010.

NOTE 11	STOCKHOLDERS’ EQUITY

The Company issued 7,728,976,480 shares of common stock upon the conversion of an aggregate of $634,124 in debt during the six months ended June 30, 2011 (see Note 9, Debt Obligations, above). At times, certain conversion features were below par of common stock at issuance on the conversion date.  The Company recognized an $188,774 in additional interest expense related to those conversions. In addition, during the six months ended June 30, 2011, Viridis Capital, LLC, the Company’s majority shareholder, canceled 9 billion shares of Company common stock previously issued to Viridis Capital upon partial conversion of the Company’s Series D preferred stock.

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

During the year ended December 31, 2010, 8,920 shares of Series D Preferred Stock were converted into 10 billion shares of Company common stock by Viridis Capital, all of which shares were subsequently surrendered to the Company and cancelled between November 2010 and May 12, 2011. Viridis Capital is the majority shareholder of the Company and its sole member, Kevin Kreisler, is the Company’s founder, chairman and chief executive officer. Viridis Capital (along with our chairman personally and an entity held in trust for the benefit of our chairman's wife (the “Kreisler Trust”)), has provided GreenShift and its affiliated companies and subsidiaries with more than about $8.4 million in financing, more than half of which was subsequently canceled, forgiven and contributed to shareholders' equity. Viridis Capital and Kevin Kreisler have guaranteed all of the Company’s debt due to YA Global (see Note 10, Guaranty Agreements, above). Viridis Capital has also guaranteed all amounts due to Cantrell Winsness Technologies, LLC in connection with the acquisition by the Company’s subsidiary of its patented and patent-pending extraction technologies (see Note 13, Related Party Transactions, below).

SERIES F PREFERRED STOCK

On June 10, 2010, the Company entered into the Second Amended and Restated Technology Acquisition Agreement with Cantrell Winsness Technologies, LLC (“CWT”).  As partial consideration under the agreement, the Company agreed to pay CWT members an additional one-time payment in the form of 1,000,000 shares of Series F Preferred Stock (“CWT Preferred Shares”) with a face value of $10 per preferred share.  Each preferred share shall be convertible into shares of the Company’s common stock commencing six months after the date of the amendment at a rate equal to 90% of the then current trailing five day trailing average closing market price for the Company’s common stock.  CWT members shall not sell shares of the Company’s common stock at a monthly rate greater than 5% of the average trading volume for the Company’s common stock for each preceding calendar month. The Company shall have the right to redeem any portion or all of the preferred shares on a pro-rated per preferred share basis in return for cash paid to members at a rate equal to the face value of the preferred shares redeemed until the preferred shares have been fully redeemed.  The Company accounted for the CWT Preferred Shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the CWT convertible preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares.   The Company determined the value of the CWT Preferred Shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the year ended December 31, 2010, the Company recognized a total expense of $925,962 based on the grant date value, including $497,545 in professional fees for the agreement modification and the $428,381 for the conversion liability at present value. The Company recognized a reduction in conversion liability at present value of $29,621 for redemptions that occurred from payments of royalties under the agreement and recorded an expense of $33,640 for the accretion to fair value of the conversion liability for the six months ended June 30, 2011. The carrying value of the liability for the CWT Preferred Shares was $942,661 at June 30, 2011, including the grant date value plus the accretion less redemptions of the conversion liability during the year. The liability for the conversion feature shall increase from its present value of $445,116 at June 30, 2011 to its estimated settlement value of $1,053,271 at June 10, 2020. The only conditions under which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

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

On May 6, 2010, GreenShift submitted a "Motion to Transfer Pursuant to 28 U.S.C. § 1407 for Consolidated Pretrial Proceedings" to the United States Judicial Panel on Multidistrict Litigation (the "Panel") located in Washington, D.C. In this motion, GreenShift moved the Panel to transfer and consolidate all pending suits involving infringement of GreenShift’s patents to one federal court for orderly and efficient review of all pre-trial matters. On August 6, 2010, the Panel ordered the consolidation and transfer of all pending suits in the U.S. District Court, Southern District of Indiana for pretrial proceedings (the "MDL Case").

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

All of the parties in the MDL Action have filed their respective briefs with the Court in connection with proposed claim construction for certain claim limitations in the '858 Patent.  The Court in the MDL Action has scheduled a hearing on the claim construction matter for August 22, 2011.

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

GreenShift Corporation, GS CleanTech Corporation and GS COES (Yorkville I), LLC, are party to the matter captioned Dynalectric of Michigan II, Inc. v. Biofuels Industries Group, et al, Lenawee County, Michigan Circuit Court Case No. 09-3584-CK. This action was originally filed as a lien foreclosure and unjust enrichment claim by Dynalectric of Michigan II, Inc., which claim was resolved. GreenShift, as assignee of GS CleanTech, filed a counterclaim, cross-claim and third party complaint against various parties asserting a claim for money due in the amount of $1,442,082, plus interest, attorney fees and costs, and for foreclosure of its construction lien. Biofuels Industries Group then asserted counterclaims, cross-claims and third party complaints against

GreenShift, GS CleanTech, GS COES, Kevin Kreisler and Viridis Capital, LLC claiming breach of contract and seeking damages plus attorney fees, interest and cost. In response, the Company and its subsidiaries has asserted additional claims against Biofuels Industries Group and third party complaints against three of the bridge lenders claiming lender liability and various other claims in excess of $25,000. On June 6, 2011 Biofuels filed for Chapter 11 bankruptcy protection in the Southern District of Michigan, Eastern Division, under which protection the collateral upon which the lien was recorded was sold for substantially less than the first mortgage holder’s claimed  balance in excess of $9,000,000.  Documentation confirming priority claim to the proceeds has been requested, but is not yet received.  Recovery by GS CleanTech on the construction lien does not appear at this time. As to the other claims, this case is in the discovery stage, but was stayed secondary to the bankruptcy filing. We are unable to evaluate the likelihood of an unfavorable outcome or the range of possible loss in the event of an adverse verdict at this time.

On October 31, 2006, the Company guaranteed a secured note issued by a wholly owned subsidiary of the Company’s former subsidiary, GS AgriFuels Corporation, in the principal amount of $6,000,000 to Stillwater Asset-Backed Fund, LP. The balance due to Stillwater at December 31, 2010 was $2,071,886. This obligation is guaranteed by the Company, however, Stillwater is party to an intercreditor agreement with the Company’s senior lender which provides that no payments can be made by the Company against the balance due to Stillwater until the senior lender has been fully paid. The operations of GS AgriFuels were discontinued during 2009. Viridis Capital, LLC subsequently acquired the stock of GS AgriFuels during 2010.

The Company posted an accrued expense of $650,000 during the quarter ended June 30, 2011 for liquidated damages that have not been, but may be, assessed by YA Corn Oil relating to certain conditions involving third party documentation that have not yet been fulfilled.

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

Effective December 31, 2009, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). In June 2010, the Company entered into the Second Amended and Restated Technology Acquisition Agreement (the “TAA”), with an effective date of January 1, 2010, which amended the terms under which the Company pays for the ongoing use of its patent and patent-pending corn oil extraction technologies (the “Technology”). The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC. The TAA, as amended, provides for the payment to the Sellers of a royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows. The amended TAA also calls for the issuance to the Sellers of Series F preferred shares, a new class of redeemable Company preferred stock (see Note 11, Shareholders’ Equity, above), and the reduction of the royalty fees payable by the Company to $0.025 per gallon upon redemption of such preferred stock. The reduction of the royalty fees payable is completed ratably upon redemption of the Series F preferred stock. Prior to December 31, 2009, license fees were payable for the use of the Company’s corn oil extraction technologies at a rate of $150,000 per system  in addition to an ongoing royalty of $0.10 per gallon of corn oil extracted with the Technology. During 2009, the Company incurred license fees of $750,000, royalty fees of $147,832, and prepaid royalty fees of $300,000. The license fees were capitalized with $107,143 and $160,714 being amortized and included in the Company’s cost of sales for the years ended December 31, 2010 and 2009, respectively. On July 1, 2009, the Company issued unsecured convertible debentures (collectively, the “TAA Debentures”) to each of David Cantrell (in the amount of $787,205), David Winsness (in the amount of $251,103), Greg Barlage (in the amount of $267,445) and John W. Davis (in the amount of $255,964) in consideration for the full payment amounts due and/or accrued pursuant to the TAA (as well as accrued salaries of $85,587 and unreimbursed expenses of $128,298). The TAA Debentures were acquired by MIF in September 2009. The Company prepaid royalty fees of $337,811 for use of the Technology during 2011, and royalty fees of $210,000 were offset against the prepaid royalty fees and included in the Company’s cost of sales for the six months ended June 30, 2011. Prepaid royalties were $66,625 at June 30, 2011.

NOTE 14	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the six months ended June 30, 2011 and 2010:

	6/30/2011	6/30/10

Cash paid for the following:
Interest	$--	$3,276
Income taxes	--	--
Total	--	3,276

Performance bonuses applied to convertible debentures	$4,986,568	$--
Debentures converted into common stock	634,124	2,913,866
Forgiveness of affiliate payable	180,000	--
Stock issued for compensation	--	7,500
Forgiveness of affiliate receivable charged against paid in capital	--	327,011
Increase in affiliate receivable from transfer of affiliate accounts payable	--	231,715
Transfer of construction in progress into inventory	--	2,248,302
Direct payment of convertible debentures by affiliate, increasing affiliated debenture	--	153,375

NOTE 15	SUBSEQUENT EVENTS

On July 22, 2011, the Company announced its intention to complete a 1 for 1,000 reverse stock split. All stock prices, share amounts, per share information, stock options and stock warrants in this report do not reflect the impact of the reverse stock split, as the reverse split is not expected to become effective until the latter half of the third quarter of 2011. Every thousand shares of issued and outstanding Company common stock will be automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. The reverse split will reduce the number of outstanding shares of common stock from about 14 billion to about 14 million.

On July 22, 2011, the U.S. Patent and Trademark Office (“USPTO”) issued a notice of allowance for Company patent application number 11/241,231, titled “Method of Processing Ethanol Byproducts and Related Subsystems” (the “’231 Patent Application”). The USPTO issued the new notice of allowance for the ‘231 Patent Application after reviewing all of the alleged prior art, arguments and other materials of all of the defendants in the Company’s pending litigation for infringement of the Company’s patented corn oil extraction processes. The Company consequently believes that the allowance of the '231 Patent Application by the USPTO significantly increases the strength of the Company’s legal position and provides further substantial confirmation of the validity of the Company’s patents.

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

We invented, developed, commercialized and patented new technologies that integrate into the back-end of existing dry mill corn ethanol plants to tap into a new reserve of inedible crude corn oil with an estimated industry-wide output of more than 800 MMGY, an amount capable of offsetting more than about 20 million barrels of fossil fuel-derived crude oil per year. This corn oil is a valuable feedstock for use in the production of advanced carbon-neutral liquid fuels and other biomass-derived alternatives to fossil fuel-based products.

Our corn oil extraction technologies are widely considered to be the quickest and best path for margin improvement for corn ethanol producers today. The current market value of corn oil recovered by our licensees is about $3.60 per gallon – more than six times higher than its value without use of our patented corn oil extraction processes. Our corn oil extraction technologies increase corn-to-biofuel yields while reducing the energy and greenhouse gas intensity of corn ethanol production for dry mill ethanol producers. These benefits correspond to increased ethanol producer income ranging from about $0.08 to more than $0.20 per gallon of ethanol produced, depending on the extent to which the producer uses our patented and patent-pending extraction technologies, and ethanol producer paybacks of less than 1 year at current market prices. No technologies have been developed, commercialized and made available to corn ethanol producers in the history of the ethanol industry that begin to approach these results.

About 15% of the ethanol industry has licensed our patented and patent-pending corn oil extraction technologies. We believe that this amount will grow to at least 20% by the end of 2011. In February 2010, the EPA published its estimate that 70% of the U.S. ethanol industry will use back-end corn oil extraction technology to produce 40% of America’s biodiesel feedstock by 2022. At the end of 2010, industry publications were predicting the adoption of back-end corn oil extraction by the entire industry. If that actually occurs, if our patented technologies actually standardize and shift the majority of the U.S. ethanol industry into increased efficiency and profitability, then we will have fulfilled our founding mission of building value by developing and using technology to catalyze disruptive environmental gain.

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

Plan of Operations

Our business continues to improve. We won significant new business during the first half of 2011, increasing licensed penetration to 15% of the industry and nearly doubling the amount of production licensed to use our extraction technologies from 1.0 billion gallons per year (“BGY”) at the end of 2010 to more than about 1.9 BGY of ethanol production today. We produced about $1.3 million in operating income during the first two quarters of 2011 (excluding the impact of one-time performance bonuses), up from about $2.4 million in operating losses incurred during the first two quarters of 2010. We reduced our debt to YA Global and its affiliates by about $7 million to about $26 million, down about 21% from the balance due at the start of 2011.

After extensive third party due diligence and review, we were awarded contracts to design, build and install extraction systems for our licensees, including a state of the art new corn oil recovery facility for Sunoco, Inc. We received notification from the U.S. Patent and Trademark Office during 2011 of new patent allowances that we believe substantially strengthen our issued patents and ability to protect the competitive advantage of our licensees. And, we expanded our technology portfolio by filing new patent applications and pressing forward with new developments designed to further enhance the profitability of our licensees.

Our goals for the balance of 2011 are to work with our licensees to maximize the benefits and minimize the costs of recovering corn oil; increase our licensed penetration to facilities producing a total of 2.3 BGY of ethanol; reduce debt by a total of 33% during 2011; generate material positive cash flow from operations and operating income; and to continue to improve upon our technologies serving the ethanol industry. We expect that realization of each of these goals will enable us to begin repaying our remaining debt out of cash flow by the end of this year. Achieving this milestone is a key objective for 2011.

Our financial performance for the balance of 2011 and beyond can be expected to be most significantly impacted by the rate at which our existing and new licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, and the extent to which we collect reasonable royalties. A number of our licensees were in various stages of deploying or optimizing the performance of the systems needed to use our technologies at the end of the second quarter of 2011.  Notwithstanding the impact of new license agreements that we may enter into or fluctuation in the market price for corn oil, we expect that our quarterly results of operations will continue to improve sequentially at least until the second quarter of 2012 as all of our existing licensees commence and achieve full production. In addition, future results may be improved by the impact of event-driven systems integration contracts as we have recently experienced a significant increase in interest for our engineering and other services in connection with the design, construction, integration and modification of corn oil extraction systems for new and prospective new licensees.

It is unlikely that we will generate pre-tax profit for the full year ended December 31, 2011 after excluding the positive impact of non-recurring income earned during 2011 (discussed further below). However, we believe that the license agreements we have executed to date will provide us with sufficient recurring revenue to transition to pre-tax profit on an annualized basis by the end of 2011, depending on the amount of corn oil produced by our licensees and the market price for corn oil.

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

Our licensees sell the corn oil they produce with our technologies into several markets, and primarily for refining into biodiesel or renewable diesel. The production of biodiesel is made significantly more competitive by federal and state tax incentives. These incentives are meant to lower the cost of biodiesel in comparison to petroleum diesel. The biodiesel industry has been dependent on the continuation of certain federal subsidies and regulatory support. The biodiesel tax credit expired on December 31, 2009 and was not reinstated until December 2010. While its reinstatement was made retroactive to January 1, 2010, the credit is scheduled to expire on December 31, 2011 and may not be timely renewed, if at all. The revocaion or amendment of any one or more of those laws, regulations or programs could adversely affect the market for corn oil and our financial condition.

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

We entered into agreements during 2010 with our senior lender, YA Global Investments, L.P. (“YA Global”), for the sale of several GreenShift-owned corn oil extraction systems to YA Corn Oil Systems, LLC (“YA Corn Oil”) in exchange for the satisfaction of convertible debt due to YA Global and the right to receive certain distributions from YA Corn Oil. We fulfilled the conditions for effectiveness of this transaction as of February 15, 2011. Our results of operations for the six months ended  June 30, 2011 include a gain of about $5.9 million due to the sale of extraction systems. In addition, we earned performance bonuses from YA Corn Oil in the amount of about $4.9 million which are included in revenue for the six months ended June 30, 2011.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Total revenues for the six months ended June 30, 2011 were $10.9 million as compared the $3.3 million generated during the six months ended June 30, 2010. The increase in revenue during 2011 was due to the impact of new licenses executed during 2010, increased corn oil production by our licensees, the increased market value of corn oil, and the award of one-time, non-cash performance bonuses of about $5.0 million in connection with the YA Corn Oil Transaction. Revenue in future periods will not include these non-recurring performance bonuses, however, a number of our licensees were in various stages of deploying or optimizing the performance of the systems needed to use our technologies at the end of the second quarter of 2011.  Revenue in future periods can be expected to increase sequentially at least until the second quarter of 2012 as all of our existing licensees commence and achieve full production.   Revenue growth moving forward will also be affected by the  degree to which we enter into new license agreements and fluctuation in the market price for corn oil.  In addition, increased revenue in future periods can be expected from event-driven systems integration contracts providing for our services in connection with the design, construction, integration and modification of corn oil extraction systems for new and prospective new licensees.

Costs of sales for the six months ended June 30, 2011 and June 30, 2010 were $2.4 million and about $2.2 million, respectively. Gross profit for the six months ended June 30, 2011 was about $8.5 million, or about $3.5 million net of the YA Corn Oil performance bonuses described above. This amount compares to about $1.1 million for the same period last year. The net increase in gross profit during the quarter was primarily due to increased sales from our existing license agreements discussed above. We expect to achieve increased economies of scale in future periods with respect to our costs of sales and gross profit as all of our existing licensees commence production and as we execute new licenses for our technologies.

Operating expenses for the six months ended June 30, 2011 and 2010 were about $2.2 million and $3.5 million, respectively. Operating expenses during the first half of 2011 included about $763,000 in professional fees and about $87,000 in depreciation expenses incurred in connection with our previously-owned extraction systems. The decreased operating expenses during the quarter as compared to the same period last year were the result of our cost-cutting activities during 2010. Professional fees can be expected to increase moving forward as we defend against patent infringement. While we have no desire to litigate and hope to eventually eliminate this expense, we must and will take all necessary steps to bring infringement of our patents to an end. We expect to continue to incur increased expenses in this regard for the foreseeable future. These expenses can be expected to delay or otherwise adversely affect our ability to achieve profitability. However, these operating expenses can be expected to decrease overall as a percentage of revenue in future periods, given the leaner cost structure associated with our streamlined licensing model, and as we continue to realize increased economies of scale from our existing and new licensing activities.

Income from operations during the six months ended June 30, 2011 was about $6.3 million, or about $1.3 million net of the $5.0 million in performance bonuses earned from YA Corn Oil during the six month period and depreciation expenses of about $87,000 for extraction systems that we no longer own. We anticipate improving on this result in future quarters in connection with the commencement and realization of full production by existing and new licensees. Our costs of sales and operating expenses moving forward will be primarily comprised of (1) technology royalties; (2) employee costs; (3) travel, materials and other expenses incidental to execution of our license support services; (4) general and administrative costs relating to our offices, utilities and insurance; and (5), professional fees relating to accounting, corporate and litigation activities. As discussed above, we expect that the license agreements we have executed to date will provide sufficient revenue to more than cover all of these costs on an ongoing basis.

Other income (expense) for the six months ended June 30, 2011 included a gain upon extinguishment of debt of about $5.9 million, relating mostly to the completion during the quarter of the YA Corn Oil Transaction. Net of this amount, other expenses for the six months ended June 30, 2011 and 2010 were about $2.4 million and $2.5 million, respectively. Both amounts consisted primarily of non-cash items. The amount for 2011 included about $2.1 million in accrued interest expense; an accrual of $650,000 for liquidated damages that have not yet been assessed but may be in connection with certain third party documentation conditions of the YA Corn Oil Transaction; about $222,000 in non-cash loss realized in connection with the sale of previously-owned extraction systems during the quarter; and a non-cash gain of about $512,000 due to the change in value of the conversion features embedded in the Company’s outstanding convertible debt. The amount for 2010 included about $1.9 million in accrued interest expense and a non-cash loss of about $784,000 due to the change in value of the conversion features embedded in the Company’s outstanding convertible debt. Excluding the change in value of the conversion features, which cannot be predicted, and the impact of additional debt reduction, we expect that other expenses in future quarters will be consistent with the $839,000 in other expense incurred during the second quarter of 2011, which amount corresponds to about $3.4 million on an annualized basis. Thus, to meet the profitability target stated above, we will need to be generating operating income at an annualized rate in excess of this amount by the end of this year.

Interest expenses and expenses associated with the conversion features of our convertible debt can be expected to decrease and to eventually be eliminated as we reduce  and fully satisfy our convertible debt obligations.  Interest payable to YA Global decreased during 2010 from our average rate of 12% to 6% per year as a result of the YA Corn Oil Transaction.  Our annual interest expense to YA Global is about $1.6 million given the decreased interest rate and the significant reduction in the amount of convertible debt due to YA Global as of June 30, 2011 as compared to prior periods.

Net income for the six months ended June 30, 2011 was about $9.8 million as compared to a net loss of about $5.1 million from the same period in 2010. However, the net income realized during 2011 included the non-cash and non-recurring items discussed above. For comparison purposes, we would have realized a net loss of about $642,000 during the six months ended June 30, 2011 without the impact of the non-recurring items discussed above relating to the YA Corn Oil Transaction and the sale of extraction systems (corresponding to an aggregate gain of about $10 million) and the non-cash gain of $512,000 associated with the change in value of the conversion features embedded in the Company’s outstanding convertible debt. The corresponding net loss for the same period in 2010 would have been about $3.8 million without the $784,000 charge in that quarter from the change in value of our convertible debt and depreciation expenses of about $530,000. The reduction of our net loss during 2011, net of the above non-recurring items, as compared to the net loss from the same period in 2010 was due to the combination of factors discussed above, primarily including the impact of our cost-cutting measures during 2010 and new license agreements.  We expect net loss to continue to decrease during the second half of 2011 as we realize increased economies of scale in connection with the commencement and realization of full production by our existing licensees.  Importantly, we believe that the license agreements we have executed to date will provide us with sufficient recurring revenue to transition to pre-tax profit on an annualized basis by the end of 2011, depending on the amount of corn oil produced by our licensees and the market price for corn oil.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to various lenders was about $30 million as of June 30, 2011, and included an unamortized note discount of about $18,000 and conversion liabilities of about $3.0 million. For the six months ended June 30, 2011, we recognized additional interest expense of $164,305 for accretion of the debt discount and about $348,000 for the value of the conversion features of our convertible debt (about $5,000 of which was associated with debt due to related parties).

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of about $14 million as of June 30, 2011, down from about $20 million as of December 31, 2010 and about $38 million as of December 31, 2009. Elimination of this deficit remains a top priority. The primary source of the improvement in 2011 was the reclassification of $4.4 million in convertible debentures owed to related parties from current to long-term liabilities. Overall, however, the positive trend here was due to execution of our plan to streamline our business following the allowance by the U.S. Patent and Trademark Office of the first of our corn oil extraction patents in March 2009.

Our liquidity and capital resources were improved during the second quarter of 2011 as compared to prior periods. During the six months ended June 30, 2011, we produced about $984,000 in net cash from operating activities and about $2.5 million in net cash from investing activities, and used about $2.1 million in net cash in financing activities. Conversely, during the six months ended June 30, 2010, we used $1.2 million from financing activities to subsidize $1.1 million in net cash used in our operating activities and about $145,000 in net cash used in investing activities.

The shift in early 2011 from relying on cash from financing activities to producing and using surplus cash from operating and investing activities was an important milestone for GreenShift and its shareholders. That said, the output of our licensees and the price for corn oil are variable and, until we build up a meaningful cash reserve, we cannot rule out the possibility that we may seek financing to cover operating needs in the future. Our cash positions at June 30, 2011 and December 31, 2010 were about $1.4 million and $18,000, respectively.

Our financial position and liquidity moving forward will be based on our ability to generate cash flows from our operations, as well as our debt service obligations and the extent to which we are able to satisfy our goals. Our business is highly impacted by commodity price volatility, primarily in the market for corn oil. While demand for extracted corn oil is strong in the biodiesel and multiple other markets, decreases in the price of corn oil will have a negative impact on the amount of cash we are able to produce from our operating activities. Moreover, to the extent that our existing and potential new licensees are all corn ethanol producers, our business is also subject to commodity price risk in the markets for ethanol, distillers grain, corn and natural gas. These risks are partially mitigated for us by the fact that use of our corn oil extraction technologies will enhance the liquidity and financial position of licensed ethanol producers and provide our licensees with vitally important cash flows during periods of reduced ethanol producer margins. Still, our ability to generate cash flow may be adversely affected if, for example, a new licensee were forced by a reduced crush spread and profitability to suspend operations prior to installing a corn oil extraction system.

We owe about $26 million in debt to YA Global and its affiliates and about $5 million to related parties. Our debt to YA Global and our related party lenders matures on December 31, 2012. We are not required to pay any of these amounts in cash since each lender has the right to demand and receive payment in the form of common stock. Despite this feature, repayment of these obligations in cash is an important objective for us moving forward.

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

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2011.

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

On May 6, 2010, GreenShift submitted a "Motion to Transfer Pursuant to 28 U.S.C. § 1407 for Consolidated Pretrial Proceedings" to the United States Judicial Panel on Multidistrict Litigation

(the "Panel") located in Washington, D.C. In this motion, GreenShift moved the Panel to transfer and consolidate all pending suits involving infringement of GreenShift’s patents to one federal court for orderly and efficient review of all pre-trial matters. On August 6, 2010, the Panel ordered the consolidation and transfer of all pending suits in the U.S. District Court, Southern District of Indiana for pretrial proceedings (the "MDL Case").

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

All of the parties in the MDL Action have filed their respective briefs with the Court in connection with proposed claim construction for certain claim limitations in the '858 Patent.  The Court in the MDL Action has scheduled a hearing on the claim construction matter for August 22, 2011.

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

GreenShift Corporation, GS CleanTech Corporation and GS COES (Yorkville I), LLC, are party to the matter captioned Dynalectric of Michigan II, Inc. v. Biofuels Industries Group, et al, Lenawee County, Michigan Circuit Court Case No. 09-3584-CK. This action was originally filed as a lien foreclosure and unjust enrichment claim by Dynalectric of Michigan II, Inc., which claim was resolved. GreenShift, as assignee of GS CleanTech, filed a counterclaim, cross-claim and third party complaint against various parties asserting a claim for money due in the amount of $1,442,082, plus interest, attorney fees and costs, and for foreclosure of its construction lien. Biofuels Industries Group then asserted counterclaims, cross-claims and third party complaints against GreenShift, GS CleanTech, GS COES, Kevin Kreisler and Viridis Capital, LLC claiming breach of contract and seeking damages plus attorney fees, interest and cost. In response, the Company and its subsidiaries has asserted additional claims against Biofuels Industries Group and third party complaints against three of the bridge lenders claiming lender liability and various other claims in excess of $25,000. On June 6, 2011 Biofuels filed for Chapter 11 bankruptcy protection in the Southern District of Michigan, Eastern Division, under which protection the collateral upon which the lien was recorded was sold for substantially less than the first mortgage holder’s claimed  balance in excess of $9,000,000.  Documentation confirming priority claim to the proceeds has been requested, but is not yet received.  Recovery by GS CleanTech on the construction lien does not appear at this time. As to the other claims, this case is in the discovery stage, but was stayed secondary to the bankruptcy filing. We are unable to evaluate the likelihood of an unfavorable outcome or the range of possible loss in the event of an adverse verdict at this time.

On October 31, 2006, the Company guaranteed a secured note issued by a wholly owned subsidiary of the Company’s former subsidiary, GS AgriFuels Corporation, in the principal amount of $6,000,000 to Stillwater Asset-Backed Fund, LP. The balance due to Stillwater at December 31, 2010 was $2,071,886. This obligation is guaranteed by the Company, however, Stillwater is party to an intercreditor agreement with the Company’s senior lender which provides that no payments can be made by the Company against the balance due to Stillwater until the senior lender has been fully paid. The operations of GS AgriFuels were discontinued during 2009. Viridis Capital, LLC subsequently acquired the stock of GS AgriFuels during 2010.

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

From time to time during the six months June 30, 2011, the Company issued a total of 7,728,976,480 shares to the Company’s various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $634,124. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity’s own account. There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	RESERVED

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of GreenShift’s Form 10-Q for the quarter ended June 30, 2011:

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

GREENSHIFT CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chief Executive Officer
Date:		August 9, 2011

By:	/s/	EDWARD CARROLL
EDWARD CARROLL
Chief Financial Officer &
Chief Accounting Officer
Date:		August 9, 2011