Form 10-K/A
period 2010-12-30
GREENSHIFT CORP
filed 2011-10-27
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K/A
(Amendment No. 1)
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

Amendment No. 1

This amendment is being filed in order to correct an error in the certifications filed as Exhibits 31.1 and 31.2.  No other changes have been made nor has the information contained in this Report been updated.  You should refer to the reports subsequently filed by GreenShift Corporation for more current information.

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

The U.S. ethanol industry has grown significantly over the past 30 years, from an industry-wide output of 175 million gallons per year in 1980, to about 3.4 billion gallons produced during 2004, to about 13.2 billion gallons in 2010, according to the RFA. Demand for ethanol in the United States is expected to increase due to a number of factors, mostly by policies focused on reducing reliance on fossil fuel-based transportation fuels, volatile petroleum prices, heightened environmental concerns, and energy independence and national security concerns. Corn ethanol can be expected to comprise an increasingly larger portion of the U.S. liquid fuel supply during the next several years, as more fully described below:

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

[Missing Graphic Reference]Crush Spread

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

Our patented and patent-pending extraction technologies bolt-on to the back end of the dry mill ethanol production process, where they intercept the flow of the whole stillage at various points downstream of the distillation equipment and before final dewatering. We condition the stillage, extract the oil, and return the flow back to the production process of the host ethanol producer. The extracted oil is then stored and shipped for refining. The following is a simplified flowchart showing the flow of oil from corn through distillation to our patented corn oil extraction process (shown at the bottom of the flowchart):

[Missing Graphic Reference]
Ethanol Facility Flowchart with GreenShift’s Corn Oil Extraction Technology

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

Increased Ethanol Producer Output and Sales

The corn oil that is recoverable from the ethanol production process with our patented technologies was historically not recovered by ethanol producers. It was instead sold with distillers grain for comparatively low value. More than about 1.68 billion gallons of unrecovered corn oil passed through the U.S. ethanol industry between 1982 and 2004 – the year that we demonstrated the feasibility of our corn oil extraction technologies. This unrecovered corn oil had a market value of more than $1.54 billion but was instead sold, trapped in distillers grain, for about $680 million. The following graph shows the estimated historical value of the corn oil extractable with our patented technologies as compared to the value of distillers grain:

[Missing Graphic Reference]Corn Oil & Distillers Grain Prices

As a result of commercializing our patented corn oil extraction technologies over between 2005 and 2010, our corn oil extraction technologies have been accepted by producers as a competitively necessary addition to the ethanol production process. Still, despite the recent increased market adoption of our technologies, the vast majority of the corn oil recoverable with our patented and patent-pending technologies remains unrecovered. Between 2005 and 2010, U.S. ethanol producers recovered less than 10% of the 2.79 billion gallons of corn oil that we estimate was recoverable during that same period with our technologies. The average prices of corn oil and distillers grain from 2005 to 2010 were about $0.22 and $0.06 per pound, respectively. At those prices, we estimate that the market value of the unrecovered oil that was sold with distillers grain between 2005 and 2010 was about $4.9 billion.

The graph below plots the growth of the ethanol industry against the volume and value of the corn oil that could have been produced had our patented and patent-pending technologies been installed at, and fully utilized by, all dry mill ethanol facilities industry-wide upon the start-up of each facility (ethanol output is shown in millions of gallons per year on the left axis, and the potential corn oil volume and market value is shown in millions of gallons per year and millions of dollars per year, respectively, on the right axis):

[Missing Graphic Reference]Corn Oil Production Potential of GreenShift’s Corn Oil Extraction Technologies

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

These lost potential savings are shown in the graph below (energy consumption and the potential historical energy reduction of corn oil extraction use are shown in millions of MMBtu, or trillions of Btu, and the potential historical savings of corn oil extraction use are shown on the right axis in millions of dollars):

[Missing Graphic Reference]Energy Savings Potential of GreenShift’s Corn Oil Extraction Technologies

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

The graph immediately following this paragraph shows the simple crush spread (the market value of 2.8 gallons of ethanol less the cost of one bushel of corn) between 1982 and 2010. The impact of, energy costs and savings, carbon credits, and distillers grain is not included. The grey-shaded area is the crush spread (in dollars); the black area shows the estimated historical contribution of corn oil sales to ethanol producer margins (also in dollars); and, the black bars below illustrate the relative increase in cash, as a percentage of the crush spread, that could have been available to an ethanol producer that extracted corn oil from stillage between 1982 and 2010:

[Missing Graphic Reference]Impact of GreenShift’s Extraction Technologies on Crush Spread From 1982 to 2010

The graph below shows the same information as above but more recently, between 2007 and 2010:

[Missing Graphic Reference]Impact of GreenShift’s Technologies on Crush Spread From 2007 to 2010

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

The following chart summarizes the potential benefits of our patented and patent-pending corn oil extraction technologies for ethanol producers at full utilization of 1.33 pounds of corn oil per bushel of corn, or 6.5 gallons of corn oil for every 100 gallons of ethanol produced:

Full Utilization (1.33 lbs/bushel)	Per Gallon of Ethanol Produced	Single 100MMGY Ethanol Plant	Industry-Wide
			Current	2010	2005 – 2010	1982 – 2004
Corn oil (MMGY)	0.065 gallons	7.09	803	768	2,791	1,678
Reduction in energy (MMBtu)	3,070 Btu	276,000	38,212,000	36,554,000	132,869,000	79,905,000
Reduction in carbon (metric tons)	130 gCO2	13,000	1,618,000	1,547,000	5,626,000	3,383,000
Value of corn oil (millions)	$0.26	$25.54	$2,890	$1,598	$4,985	$1,546
Value of energy savings (millions)	$0.01	$1.15	$159	$152	$735	$235

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

We have initiated several infringement actions involving some of the above suppliers and ethanol producers (see Note 15 to Consolidated Financial Statements, Commitments and Contingencies, below). Executing a business model based on licensing requires us to invest in the protection of our intellectual property rights and the prosecution of infringement. We believe that litigation will be necessary, not to disrupt the availability of corn oil extraction technology, but rather to maximize its use by as many producers as possible on fair terms; to protect the competitive advantage of our licensees; to deter infringement; and, to ensure that we receive reasonable compensation for our proprietary technologies.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and, in the event we become an accelerated filer, our independent registered public accounting firm to report on our internal control over financial reporting. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

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

GreenShift Corporation, GS CleanTech Corporation and GS COES (Yorkville I), LLC, are party to the matter captioned Dynalectric ofMichigan II, Inc. v. Biofuels Industries Group, et al, Lenawee County, Michigan Circuit Court Case No. 09-3584-CK. This action was originally filed as a lien foreclosure and unjust enrichment claim by Dynalectric of Michigan II, Inc., which claim was resolved. GreenShift, as assignee of GS CleanTech, filed a counterclaim, cross-claim and third party complaint against various parties asserting a claim for money due in the amount of $1,442,082, plus interest, attorney fees and costs, and for foreclosure of its construction lien. Biofuels Industries Group then asserted counterclaims, cross-claims and third party complaints against GreenShift, GS CleanTech, GS COES, Kevin Kreisler and Viridis Capital, LLC claiming breach of contract and seeking damages plus attorney fees, interest and cost. In response, the Company and its subsidiaries has asserted additional claims against Biofuels Industries Group and third party complaints against three of the bridge lenders claiming lender liability and various other claims in excess of $25,000. The first mortgage holder on the Biofuels Industries Group facility claims a balance in excess of $9,000,000 on its loan, and the collateral secured by the mortgage appears to be valued at substantially less than that in its current inoperable status. Therefore, recovery on the construction liens does not appear likely at this time. As to the other claims, this case is in the discovery stage. We are unable to evaluate the likelihood of an unfavorable outcome or the range of possible loss in the event of an adverse verdict at this time.

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

We entered into agreements during 2010 with our senior lender, YA Global Investments, L.P. (“YA Global”), for the sale of several GreenShift-owned corn oil extraction systems to YA Corn Oil Systems, LLC (“YA Corn Oil”) in exchange for the satisfaction of convertible debt due to YA Global and the right to receive certain distributions from YA Corn Oil. We fulfilled the conditions for effectiveness of this transaction in the first quarter of 2011. Accordingly, our results of operations for the year ended December 31, 2010 do not include the impact of this transaction, which included an initial reduction of the amount due to YA Global of $10 million in the first quarter 2011.

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

Loss from operations during the year ended December 31, 2010 was about $7.3 million, and about $1.8 million net of the non-recurring items discussed above: the $1.3 million inventory write-down, the $2.3 million write-off of construction in progress, the $800,000 in development costs and the $1.1 million in depreciation expenses. We anticipate elimination of the residual operating loss as we transition to operating income this year in connection with the start-up of all of the extraction systems that were licensed during 2010. Our costs of sales and operating expenses moving forward will be primarily comprised of (1) technology royalties; (2) employee costs; (3) travel, materials and other expenses incidental to execution of our license support services; (4) general and administrative costs relating to our offices, utilities and insurance; and (5), professional fees relating to accounting, corporate and litigation activities. As discussed above, we expect that the license agreements we executed during 2010 will provide for sufficient revenue to more than cover all of these costs on an ongoing basis.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of about $20 million at December 31, 2010. Our primary sources of liquidity during 2010 included cash from the licensing activities discussed above in Results of Operations as well as proceeds from issuance of debt and common stock. During the year ended December 31, 2010, we used about $1.9 million received from financing activities (primarily from related parties) to cover about $1.7 million in cash used in our operating activities and about $200,000 in cash used in our investing activities. During the year ended December 31, 2009, we received and used $3.8 million from financing activities to subsidize $3.7 million in net cash used in our operating activities and about $98,000 used in our investing activities. While our cash balance at both the beginning and end of the year was nominal, about $18,000 and $39,000, respectively, related parties have expressed a willingness to provide additional capital if required.

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

We owe about $31 million in debt to YA Global and about $4.5 million to related parties. Our debt to YA Global and our related party lenders matures on December 31, 2012. We are not required to pay any of these amounts in cash since each lender has the right to demand and receive payment in the form of common stock. Despite this feature, repayment of these obligations in cash is an important objective for us moving forward. To the extent that our ability to generate cash from our operating activities becomes impaired, we may not be able to achieve our debt reduction goals out of cash flow alone as we hope to do.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenShift Corporation as of December 31, 2010, and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency as of December 31, 2010. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

	Common Stock		Non-Control Interest in Subsidiary	Additional Paid in Capital	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2008	9,514,498	$951	$9,673	$76,973,122	$(136,932,585)	$20

Conversion of Series B preferred stock to common	96,690	10	--	29	--	--
Conversion of Series D preferred stock to common	27,878	3	--	(3)	--	--
Mandatorily redeemable preferred stock	--	--	--	--	(270,00)	(270,000)
Stock issued upon conversion of debentures	463,243,236	46,324	--	5,623,976	--	5,670,300
Restatement –sale of entity under common control	--	--	--	11,548,622	--	11,548,622
Stock issued for repayment of accounts payable	250,000	25	--	14,475	--	14,500
Stock issued for services	4,980,000	498	--	61,752	--	62,250
Cancellation of shares	(2,000,076)	(200)	--	(2,085,500)	--	(2,085,720)
Disposal of subsidiary	--	--	(9,673)	78,297	--	68,624
Debt restructuring	--	--	--	33,535	--	33,535
Change in conversion liabilities due to conversion of debt	--	--	--	1,011,143	--	1,011,143
Forgiveness of affiliate debt	1,250,000	125	--	(236,247)	--	(236,122)
Net loss	--	--	--	--	(19,730,687)	(19,730,687)
Balance at December 31, 2009	477,362,226	$47,736	--	$93,023,201	$(156,933,274)	$(63,859,056)

Conversion of Series D preferred stock to common	9,000,000,000	900,000	--	(899,991)	--	--
Stock issued upon conversion of debentures	4,372,428,712	437,243	--	2,476,624	--	2,913,866
Stock issued for repayment of accounts payable	1,000,000	100	--	1,900	--	2,000
Stock issued for services	2,500,000	250	--	7,250	--	7,500
Conversion of obligation to minority shareholders	127,380,000	12,738	--	19,712	--	32,450
Transfer of investments in subsidiaries to affiliate	--	--	--	17.822.476	--	17.822.476
Change in conversion liabilities due to conversion of debt	--	--	--	455,943	--	455,943
Forgiveness of affiliate debt	--	--	--	(380,867)	--	(380,867)
Net loss	--	--	--	--	(12,140,392)	(12,140,392)
Balance at December 31, 2010	13,980,670,938	$1,398,067	--	$112,526,248	$(169,073,666)	$(55,146,078)

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

Twelve Months Ended
	12/31/2010	12/31/2009
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(12,140,392)	(19,730,687)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on disposal of discontinued operations	(67,803)	(9,116,650)
Depreciation and amortization	1,087,150	1,109,265
Amortization of intangibles	110,345	166,482
Amortization of debt discount and deferred financing costs	30,261	34,544
Change in net assets of disposal group	577,071	2,189,363
Change in conversion liabilities	1,491,234	5,501,210
Stock based compensation	7,500	--
Write-down of assets	2,296,417	50,000
Accretion of asset retirement obligation	39,976	1,282
Issuance costs – liability for Series F Preferred Stock	497,545	--
Loss on impairment of goodwill	--	7,281,993
Loss on disposal of assets	--	36,110
Gain on extinguishment of debt	(815,181)	(1,444,598)
Bad debt expense	29,939	46,962
Loss from change in inventory valuation	1,315,315	--

Changes in operating assets and liabilities:
Accounts receivable	(176,039)	(174,291)
Restricted cash	--	324
Accrued interest receivable	(72,000)	--
Prepaid expenses	(211,246)	(402,553)
Deposits	(10,022)	(104,587)
Costs in excess of earnings	--	125,696
Deferred revenue	300,396	--
Accrued interest	3,025,532	6,486,147
Accrued interest – related party	863,105	302,055
Accounts payable and accrued expenses	111,293	3,931,388
Net cash provided by (used in) operating activities	(1,709,604)	(3,710,545)

CASH FLOW FROM INVESTING ACTIVITIES
Construction in progress	--	(3,165)
Additions to and acquisition of property, plant and equipment	--	(94,726)
Proceeds from sale of inventory components	122,235	--
Loans to affiliate	(336,123)	--
Net cash used in investing activities	(213,888)	(97,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	--	39,000
Proceeds from convertible debentures – related party	1,902,497	4,046,067
Payments on convertible debentures – related party	--	(34,117)
Repayment of affiliate debt	--	(216,393)
Net cash provided by financing activities	1,902,497	3,834,557

Net increase (decrease) in cash	(20,995)	26,121
Cash at beginning of period	39,415	13,294
Cash at end of period	$18,420	$39,415

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. Several plants were licensed to use our technologies as of the end of 2010. During 2010 and 2009, we were party to license agreements with ethanol producers located in Wisconsin, New York, Indiana, and Michigan. These producers were granted the right to use our technologies and equipment at their locations in return for royalties equal to the spread between the market price of the corn oil recovered by our licensees with our technologies and equipment and a discounted purchase price. Our sales and costs of sales include the sales and the costs of the corn oil produced by these licensees with our technologies and equipment. We entered into agreements during 2010 which called for the liquidation of several of these license agreements and the associated systems to our senior lender, YA Global (see Note 22, Subsequent Events, below).

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

NET LOSS PER COMMON SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, “Earnings per Share,” whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares if the effect is anti-dilutive. For the years ended December 31, 2010 and 2009, common stock equivalent shares arising from the assumed exercise of options, warrants and debt conversions of convertible debt instruments were excluded from the computation of diluted net loss per share. The terms of our convertible debt agreements with our lenders limit the amount of common shares received and held by each lender at the time of conversion to 4.9% of the then-current issued and outstanding common stock of the Company. Potential future dilutive securities include about 4.5 billion common shares issuable to the Company’s lenders upon conversion of convertible debentures, as well as common shares issuable upon conversion of the Company’s Series B, Series D and Series F preferred stock (see Note 5, Shareholders’ Equity, below).

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

STOCK OPTIONS

Activity under the plan and issuances of options and/or warrants for the years ended December 31, 2010 and 2009 is as follows:

	Number of Shares	Wt. Avg. Exercise Price
Outstanding at December 31, 2008	99,663	$49.19
Granted at fair value
Forfeited
Exercised
Outstanding at December 31, 2009	99,663	49.19

Granted at fair value
Forfeited
Exercised
Outstanding at December 31, 2010	99,663	$49.19
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

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into twenty-five shares of common stock. The holders would be entitled to cumulative dividend rights equal to that of twenty-five common shareholders upon the declaration of dividends on common stock, and have voting privileges of one vote to every one common share. At December 31, 2008, there were 2,512,219 shares of Series B Preferred Stock issued and outstanding. A total of 38,676 shares of Series B Preferred Stock were converted into 96,690 shares of Company common stock during 2009 as compensation. At December 31, 2010 and 2009, there were 2,480,544 shares of Series B Preferred Stock issued and outstanding.

SERIES D PREFERRED STOCK

Shares of the Series D Preferred Stock (the “Series D Shares”) may be converted by the holder into Company common stock. The conversion ratio is such that the full 1,000,000 Series D Shares originally issued convert into Company common shares representing 80% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). The holder of Series D Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series D Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series D Shares will receive the dividend that would be payable if the Series D Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series D Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series D Shares had been converted into common shares.  During the year ended December 31, 2010, 8,920 shares of Series D Preferred Stock were converted into 10 billion shares of Company common stock by Viridis Capital, LLC, the majority shareholder of the Company, its sole member, Kevin Kreisler, is the Company’s chairman, of which 4 billion shares have subsequently been cancelled. As of December 31, 2010 and 2009, there were 791,034 and 799,954 shares of Series D Preferred Stock, respectively, issued and outstanding.

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

On June 17, 2010, GreenShift Corporation and its subsidiaries signed a series of agreements with YA Global Investments, L.P. ("YA Global") to reduce and restructure GreenShift’s convertible debt to YA Global (the “YACO Agreements”). On July 30, 2010, the Company and YA Global entered into an agreement pursuant to which the transactions contemplated by the YACO Agreements (the “YA Corn Oil Transaction”) shall close effective August 1, 2010 (the “Effective Date”) subject to satisfaction of certain closing conditions. The conditions to effectiveness of this transaction were satisfied and the transaction is deemed effective for reporting purposes as of the first quarter of 2011. Since the conditions of closing were not satisfied as of December 31, 2010, the Company’s results of operations for the year ended December 31, 2010 are reported herein on the basis that the closing of the YA Corn Oil Transaction had not occurred as of such date.  The YACO Agreements call for three GreenShift-owned corn oil extraction facilities based on GreenShift’s patented and patent-pending technologies and GreenShift’s interest in a fourth facility to be transferred as of August 1, 2010 to a newly formed joint venture entity, YA Corn Oil Systems, LLC (“YA Corn Oil”). In exchange, $10 million of the convertible debt issued by GreenShift to YA Global shall be deemed satisfied as of the August 1, 2010 date. GreenShift will also receive a 20% equity stake in YA Corn Oil and the right to receive 20% of YA Corn Oil’s distributable cash upon the realization by YA Corn Oil of a 20% internal rate of return on its invested capital. GreenShift further agreed to provide management services to the YA Corn Oil for the ongoing operation and maintenance of the transferred extraction facilities in exchange for certain management and brokerage fees, as well as earnings-based performance bonuses to be paid in the form of up to another $6 million in reduction of GreenShift’s convertible debt due to YA Global. The conditions to effectiveness of this transaction were satisfied as of the first quarter 2011. The Company’s debt was consequently reduced by $10 million as of that date, which decreased the remaining balance of convertible debt due to YA Global to about $33 million. This amount can be reduced further down to approximately $27 million upon realization by GreenShift of the performance bonuses noted above.

As of December 31, 2010, the balance outstanding on the Company’s convertible debt due to YA Global was $41,305,979. As of the first quarter 2011, this amount was reduced and an amended and restated convertible debenture was issued to YA Global in the amount of $33,308,023, inclusive of accrued interest (the “A&R Debenture”). The A&R Debenture matures on December 31, 2012 and bears interest at the rate of 6% per annum. YA Global shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) ninety percent (90%) of the lowest daily volume weighted average price of the Company’s common stock during the twenty (20) consecutive trading days immediately preceding the conversion date. YA Global will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the Company’s outstanding common shares. The Company has made all installment payments due for 2010. The A&R Debenture is additionally subject to ongoing compliance conditions, including the absence of change of control events, timely issuance of common shares upon conversion. As of December 31, 2010, there were no outstanding events of default under the A&R Debenture. When the Company restructured the convertible debentures, the Company agreed that the outstanding balances owed on the debentures as well as all the accrued interest would be rolled into the new debentures. The maturity date was extended. The face amount of the note and the amount of accrued interest were not reduced and the Company did not transfer any receivables or other assets from third parties to the creditor in order to fully or partially reduce the debt. There is no change in the carrying value of the debt since the carrying amount of the original debt is exceeded by the total future cash payments under the restructured debt. The Company accounted for the A&R Debenture in accordance with ASC 470-10-45, Classification of Obligations that are Callable by the Creditor, and recorded the A&R Debenture as a long-term liability as of December 31, 2010, due to the fact that the Company demonstrated both the intent and the ability to refinance the Company’s debt to YA Global by satisfying the conditions for effectiveness of the YA Corn Oil Transaction during the first quarter of 2011.

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

NOTE 19	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:

	2010	2009
Cash paid during the year for the following:
Interest	$3,276	$953,859
Income taxes	--	34,256
Total	3,276	119,445

Supplemental schedule of non-cash investing and financing activities:
Contribution of capital from debt and accrued interest due to affiliate	--	2,827,330
Acquisition of Bollheimer & Associates with debt	--	320,000
Reduction of convertible debentures from disposal of investment in GS EnviroServices, Inc.	--	2,000,000
Common shares issued for deferred financing fees	--	1,080,000
Common shares issued in settlement of debenture	--	1,100,000
Debentures converted into common stock	2,626,048	496,558
Conversion of accrued interest into convertible debt	--	891,432
Reclassification of derivative liability into equity	--	6,385,002
Increase in construction in progress through amortization of deferred compensation	--	1,085,146
Transfer of construction in progress into inventory	2,248,301	--
Direct payment of convertible debentures by Viridis Capital, LLC, increasing affiliate debentures	257,229	282,938
Reduction in value of conversion features of convertible debt from conversions	455,943	557,745
Common shares issued in settlement of accounts payable	2,000	14,500
Forgiveness of affiliate receivable charged against paid-in capital	510,560	--
Transfer of affiliate receivable offset against other affiliated debenture	445,113	--
Proceeds from auction of assets offset convertible debt due to YA Global	145,573	--
Sale of discontinued subsidiaries to affiliate to reduce affiliate debenture, offset to paid in capital	17,779,586	--
Conversion of Series D Preferred stock into common stock	899,991	--
Forgiveness of affiliate loan payable and related interest	120,630	--

NOTE 20	RELATED PARTY TRANSACTIONS

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

On June 17, 2010, GreenShift Corporation and its subsidiaries signed a series of agreements with YA Global Investments, L.P. ("YA Global") to reduce and restructure GreenShift’s convertible debt to YA Global (the “YACO Agreements”). On July 30, 2010, the Company and YA Global entered into an agreement pursuant to which the transactions contemplated by the YACO Agreements (the “YA Corn Oil Transaction”) shall close effective August 1, 2010 (the “Effective Date”) subject to satisfaction of certain closing conditions. The conditions to effectiveness of this transaction were satisfied and the transaction is deemed effective for reporting purposes as of the first quarter 2011. Since the conditions of closing were not satisfied as of December 31, 2010, the Company’s results of operations for the year ended December 31, 2010 are reported herein on the basis that the closing of the YA Corn Oil Transaction had not occurred as of such date. The YACO Agreements call for three GreenShift-owned corn oil extraction facilities based on GreenShift’s patented and patent-pending technologies and GreenShift’s interest in a fourth facility to be transferred as of August 1, 2010 to a newly formed joint venture entity, YA Corn Oil Systems, LLC (“YA Corn Oil”). In exchange, $10 million of the convertible debt issued by GreenShift to YA Global shall be deemed satisfied as of the August 1, 2010. GreenShift will also receive a 20% equity stake in YA Corn Oil and the right to receive 20% of YA Corn Oil’s distributable cash upon the realization by YA Corn Oil of a 20% internal rate of return on its invested capital. GreenShift further agreed to provide management services to the YA Corn Oil for the ongoing operation and maintenance of the transferred extraction facilities in exchange for certain management and brokerage fees, as well as earnings-based performance bonuses to be paid in the form of up to another $6 million in reduction of GreenShift’s convertible debt due to YA Global. The conditions to effectiveness of this transaction were satisfied as of the first quarter 2011. The Company’s debt was consequently reduced by $10 million as of that date, which decreased the remaining balance of convertible debt due to YA Global to about $33 million. This amount can be reduced further down to approximately $27 million upon realization by GreenShift of the performance bonuses noted above.

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

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are exhibits filed as part of GreenShift’s Form 10K for the year ended December 31, 2010:

INDEX TO EXHIBITS

Exhibit Number	Description

3(a)	Certificate of Incorporation, as amended – filed as an Exhibit to the Registration Statement on Form SB-2 (File No. 333-116946) filed on June 29,2004, and incorporated herein by reference

3(a)(1)	Certificate of Amendment of Certificate of Incorporation – filed as an Exhibit to the Current Report on Form 8-K filed on July 20, 2006, and incorporated herein by reference.

3(a)(2)	Certificate of Amendment of Certificate of Incorporation – filed as an Exhibit to the Current Report on Form 8-K filed on February 22, 2007, and incorporated herein by reference.

3(a)(3)	Certificate of Amendment of Certificate of Incorporation – filed as an Exhibit to the Current Report on Form 8-K filed on December 11, 2007 and incorporated herein by reference.

3(a)(4)	Certificate of Amendment of Certificate of Incorporation filed as an Exhibit to the Current Report on Form 8-K filed on February 13, 2008 and incorporated herein by reference.

3(b)	By-Laws - filed as an Exhibit to the Registration Statement on Form SB-2 (File No. 333-116946) filed on June 29,2004, and incorporated herein by reference

YA Global
10(a)	Agreement to Accept Collateral dated June 17, 2010.

10(b)	Amended and Restated Secured Convertible Debenture dated July 31, 2010

10(c)	Amended Global Guaranty Agreement dated as of June 17, 2010 among Kevin Kreisler, Viridis Capital, LLC, GreenShift Corporation and YA Global Investments, L.P.

10(d)	Amended Global Forbearance Agreement dated as of June 17, 2010 among Kevin Kreisler, Viridis Capital, LLC, GreenShift Corporation and YA Global Investments, L.P.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

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