Form 10-Q
period 2011-09-30
GREENSHIFT CORP
filed 2011-11-21
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of November 18, 2011, there were 16,401,763 shares of common stock outstanding.

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	9/30/2011	12/31/2010
ASSETS

Current Assets:
Cash	$1,528,192	$18,420
Accounts receivable, net of doubtful accounts	2,978,162	194,571
Inventories, net	463,059	1,275,815
Prepaid expenses and other assets	35,414	644,781
Total current assets	5,004,827	2,133,587

Other Assets:
Property and equipment, net	--	8,746,240
Intangible assets, net	133,372	516,131
Minority investments	2,501,324	2,501,324
Note receivable	--	500,000
Deposits	47,093	47,571
Assets to be disposed, net of current	--	7,500
Total other assets	2,681,789	12,318,766

TOTAL ASSETS	7,686,616	14,452,353

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,348, 915	4,657,016
Accrued expenses	2,579,240	1,789,800
Accrued expenses – deferred employee compensation	1,195,425	2,012,876
Accrued interest payable	3,201,150	3,608,050
Accrued interest payable – related party	--	1,057,052
Deferred revenue	304,244	300,396
Billings in excess	348,461	--
Current portion of long term debt	1,806,322	1,846,575
Current portion of convertible debentures, net	--	858,713
Convertible debentures – related party	--	4,985,001
Current liability for conversion feature	21,961	--
Amounts due to minority shareholders	795,169	839,669
Liabilities of discontinued operations, current	--	316,133
Total current liabilities	13,600,887	22,271,281

Long term Liabilities:
Asset retirement obligation	--	651,182
Liability for preferred stock – related party	943,359	938,641
Convertible debentures – related party	4,696,000	--
Convertible debentures, net of current	28,312,010	45,737,327
Total long term liabilities	33,951,369	47,327,150

Total Liabilities	47,552,256	69,598,431

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 shares issued and outstanding	2,481	2,481
Series D: 862,608 and 791,034 shares issued and outstanding, respectively	863	791
Common stock: $0.0001 par value, 20,000,000,000 authorized 15,602,687 and
13,980,671 shares issued and outstanding, respectively	1,644	1,398
Additional paid in capital	116,732,172	113,922,918
Accumulated deficit	(156,602,800)	(169,073,666)
Total stockholders’ equity (deficit)	(39,865,640)	(55,146,078)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,686,616	$14,452,353

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Three Months Ended		Nine Months Ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010

Revenue	$6,332,035	$1,720,173	$12,211,692	$5,020,992
Performance bonuses	--	--	4,986,568	--
Total revenue	6,332,035	1,720,173	17,198,260	5,020,992

Costs of goods sold	4,366,487	1,265,261	6,756,768	3,488,968
Loss on inventory valuation	--	1,315,315	--	1,315,315
Gross profit	1,965,548	(860,403)	10,441,492	216,709

Operating expenses:
Sales, general and administrative expenses	1,126,835	1,032,416	3,311,268	4,543,976

Income (loss) from operations	838,713	(1,892,819)	7,130,224	(4,327,267)

Other Income (Expense):
Gain (loss) on extinguishment of debt	2,204,238	--	8,112,931	--
Gain (loss) on sale of asset	--	--	(222,199)	--
Liquidated damages	(200,000)	--	(850,000)	--
Amortization of debt discount & deferred financing	(8,333)	(8,333)	(25,000)	(30,066)
Interest income	13,810	18,148	51,483	53,852
Miscellaneous income	2,023	1,500	4,523	122,091
Change in conversion liabilities	185,293	108,038	686,062	(584,142)
Change in conversion liabilities - related party	373,414	(49,103)	384,915	(140,709)
Interest expense	(520,565)	(187,499)	(2,039,360)	(629,109)
Interest expense – related party	(224,187)	(878,720)	(762,715)	(2,296,451)
Total other income (expense), net	1,825,693	(995,969)	5,340, 640	(3,504,534)

Income (loss) before provision for income taxes	2,664,406	(2,888,788)	12,470,864	(7,831,801)

(Provision for)/benefit from income taxes	--	22,663	--	22,643
Income (loss) from continuing operations	2,664,406	(2,866,125)	12,470,864	(7,809,158)

Discontinued Operations:
Gain (loss) from disposal of discontinued operations	--	--	--	--
Income (loss) from discontinued operations	--	(156,316)	--	(305,644)
Total income (loss) from discontinued operations	--	(156,316)	--	(305,644)

Net income (loss)	$2,664,406	$(3,022,441)	$12,470,864	$(8,114,802)

Weighted average common shares outstanding, basic	14,344,713	1,895,455	14,375,719	1,346,999
Weighted average common shares outstanding, diluted	545,212,941	1,895,455	545,212,941	1,346,999

Earnings (Loss) per Share - Basic:
Income (loss) from continuing operations	$0.19	$(1.51)	$0.87	$(5.80)
Income (loss) from discontinued operations	0.00	(0.08)	0.00	(0.23)
Net income (loss) per share – basic	$0.19	$(1.59)	$0.87	$(6.02)

Earnings (Loss) per Share - Diluted:
Income (loss) from continuing operations	$0.01	$(1.51)	$0.03	$(5.80)
Income (loss) from discontinued operations	0.00	(0.08)	0.00	(0.23)
Net income (loss) per share – diluted	$0.01	$(1.59)	$0.03	$(6.02)

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Nine Months Ended
	9/30/2011	9/30/2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$12,470,864	(8,114,802)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	115,311	786,109
Amortization of intangibles	18,473	82,759
Amortization of debt discount and deferred financing costs	25,000	30,066
Non-cash payment of performance bonus applied to convertible debenture	(4,986,568)	--
Loss (gain) on extinguishment of debt	(8,112,931)	--
Loss on sale of assets	222,199	--
Change in net assets of disposal group	7,500	454,710
Change in conversion liabilities	(1,070,977)	724,851
Stock compensation	--	7,500
Accretion of asset retirement obligation	--	29,758
Interest accretion on notes receivable	(53,852)	(53,852)
Expenses incurred by issuance of debentures	236,024	--
Forgiveness of debt	--	(120,630)
Change in inventory valuation	--	1,315,315
Direct payment of operating expense by affiliates under debentures	--	1,354,170

Changes in operating assets and liabilities:
Accounts receivable	(2,783,591)	(237,005)
Prepaid expenses	(257,016)	100,575
Inventory	(21,344)	--
Deferred revenue	3,847	--
Accrued interest	1,948,243	2,292,725
Accrued interest – related party	617,246	629,109
Costs in excess of billings	689,946	--
Billings in excess	348,461	--
Accounts payable and accrued expenses	1,057,711	690,683
Net cash provided by (used in) operating activities	474,546	(27,959)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of inventory components	834,100	--
Proceeds from sale of property, plant and equipment	2,500,000	--
Additions to and acquisition of property, plant and equipment	(13,739)	--
Loans to related party	(13,019)	(75,968)
Net cash provided by (used in) investing activities	3,307,342	(75,968)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable - related party	(89,436)	--
Proceeds from convertible debentures – related party	80,229	79,005
Loan due to an affiliate	--	(2,500)
Repayment of convertible debentures	(2,000,000)	--
Proceeds from long term debt	--	25,000
Repayment of convertible debentures – related party bridge	(262,909)	--
Net cash provided by (used in) financing activities	(2,272,116)	101,505

Net increase (decrease) in cash	1,509,772	(2,422)
Cash at beginning of period	18,420	39,415
Cash at end of period	$1,528,192	$36,993

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

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

REVERSE STOCK SPLIT

The Company implemented a 1-for-1000 reverse split of its common stock on September 9, 2011.  All quantities of shares and per-share calculations presented in this Report have been adjusted to reflect the reverse split as if it occurred prior to the measurement period (see Note 11, Stockholders’ Equity, below).

NOTE 2	DESCRIPTION OF BUSINESS

We develop and commercialize clean technologies that facilitate the more efficient use of natural resources. We are focused on doing so today in the U.S. ethanol industry, where we innovate and offer technologies that improve the profitability of licensed ethanol producers.

We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. Several plants were licensed to use our technologies as of the end of 2010 and during 2011. Prior to February 15, 2011, we were also party to license agreements with ethanol producers that were granted the right to use our technologies and equipment at their locations in return for royalties equal to the spread between the market price of the corn oil recovered by our licensees with our technologies and equipment and a discounted purchase price. Our sales and costs of sales include the sales and the costs of the corn oil produced by these licensees with our technologies and equipment through February 15, 2011, the effective date of the YA Corn Oil Transaction (see Note 9, Debt Obligations, below).

NOTE 3	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2011, the Company had $1,528,192 in cash, and current liabilities exceeded current assets by $8,596,060. Further, the Company’s operating income for the nine months ended September 30, 2011 was primarily due to completion of the YA Corn Oil Transaction and the subsequent realization by the Company of non-cash bonuses totaling $4,986,568 (see Note 9, Debt Obligations, below). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to satisfy our obligations will depend on our success in obtaining financing, our success in developing revenue sources, and our success in negotiating with the creditors. Management’s plans to resolve the Company’s working capital deficit include increasing revenue. There can be no assurances that the Company will be able to eliminate its working capital deficit and that the Company’s historical operating losses will not recur. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, “Earnings per Share,” whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the nine months ended September 30, 2011, we reported net income and accordingly included potentially dilutive instruments in the fully diluted net income per share calculation on the assumption that all convertible instruments have been full converted. However, we reported net losses during the quarter and nine months ended September 30, 2010, and, in accordance with ASC 260, dilutive instruments were excluded from the net loss per share calculation for such periods.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2011-04, “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs, by ensuring that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective disclosure requirements are the same except for inconsequential differences in wording and style. The amendments in ASU No. 2011-04 apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. Some of the disclosures required by ASU No. 2011-04 are not required for nonpublic entities. These amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments to result in a change in the application of the requirements in ASC Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of ASU 2011-04 did not have a material impact on the Company’s results of operations or financial condition.

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

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s results of operations or financial condition.

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

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the nine months ended September 30, 2011:

Embedded conversion liabilities as of September 30, 2011:
Level 1	$--
Level 2	--
Level 3	2,853,812
Total	$2,853,812

The following table reconciles, for the period ended September 30, 2011, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2010	$5,663,482

Write off due to restructured terms	(1,520,910)
Present value of beneficial conversion features of new debentures	531,880
Accretion adjustments to fair value – beneficial conversion features	175,262
Reductions in fair value due to repayments/redemptions	(1,831,694)
Reductions in fair value due to principal conversions	(164,208)
Balance at September 30, 2011	$2,853,812

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

During the nine months ended September 30, 2011, the Company liquidated its interest in its remaining corn oil extraction systems for a total of $12.5 million (see Note 9, Debt Obligations, below). During the nine months ended September 30, 2010, certain construction in progress was cancelled and $2,248,302 in related equipment was transferred from construction in progress to inventory.

Pursuant ASC 410-20, Asset Retirement Obligations, the Company had recognized the fair value of the asset retirement obligation for the removal of its corn oil extraction facilities. The present value of the estimated asset retirement costs was capitalized as part of the carrying amount of the related long-lived assets. This liability was $691,435 as of December 31, 2010, and it has been written-off in connection with the satisfaction of the closing conditions for the YA Corn Oil Transaction during the nine months ended September 30, 2011 (see Note 9, Debt Obligations, below).

NOTE 7	INVENTORIES

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company’s licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at September 30, 2011 and December 31, 2010 were $463,059 and $1,275,815, respectively.

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

The Company has received deposits from its various clients that have been recorded as deferred revenue in the amount of $304,244 and $300,396 as of the periods ended September 30, 2011 and December 31, 2010, respectively.

NOTE 9	DEBT OBLIGATIONS

The following is a summary of the Company’s financing arrangements as of September 30, 2011:
9/30/2011
Current portion of long term debt:
Mortgages and other term notes	$21,743
Current portion of convertible notes payable	50,000
Current portion of subsidiary notes payable	1,734,579
Total current portion of long term debt	$1,806,322

Long term convertible debentures:
YA Global Investments, L.P., 6% interest, conversion at 90% of market	$20,852,864
Andypolo, LP, 6% interest, conversion at 90% of market	4,391,643
Stuttgart, LP, 6% interest, conversion at 90% of market	271,237
The Cascade Fund, LLP, 6% interest, conversion at 90% of market	123,893
JMC Holdings, LP, 6% interest, conversion at 90% of market	216,070
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	70,266
Acutus Capital, LLC, 6% interest, no conversion discount	1,090,000
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	3,017,061
Viridis Capita, LLC, 6% interest, no conversion discount	237,939
Related Party Debenture, 6% interest, no conversion discount	251,000
Related Party Debenture, 6% interest, no conversion discount	100,000
Conversion liabilities	2,386,037
Total long term convertible debentures	$33,008,010

A total of $30,621,973 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of September 30, 2011 and the Company’s ability to meet such obligations:

Year	Amount
2011	$1,806,322
2012	30,621,973
2013	--
2014	--
2015	--
Thereafter	--
Total minimum payments due under current and long term obligations	$32,428,295

YA GLOBAL INVESTMENTS, L.P.

On June 17, 2010, the Company and its subsidiaries signed a series of agreements with YA Global Investments, L.P. (“YA Global”) to reduce convertible debt due from the Company to YA Global (the “YACO Agreements”). On July 30, 2010, the Company and YA Global entered into an agreement pursuant to which the transactions contemplated by the YACO Agreements (the “YA Corn Oil Transaction”) were to close effective August 1, 2010 (the “Effective Date”) subject to satisfaction of certain closing conditions. The conditions to effectiveness of this transaction were satisfied and the transaction was deemed effective for reporting purposes as of February 15, 2011. Since the conditions of closing were not satisfied as of December 31, 2010, the Company’s results of operations for the year ended December 31, 2010 were reported on the basis that the closing of the YA Corn Oil Transaction had not occurred as of such date. The YACO Agreements provided for various GreenShift-owned corn oil extraction facilities based on GreenShift’s patented and patent-pending technologies to be transferred as of August 1, 2010 to a newly formed entity, YA Corn Oil Systems, LLC (“YA Corn Oil”). In exchange, $10,000,000 of the convertible debt issued by GreenShift to YA Global was deemed satisfied as of August 1, 2010. GreenShift will also receive a 20% equity stake in YA Corn Oil and the right to receive 20% of YA Corn Oil’s distributable cash upon the realization by YA Corn Oil of a 20% internal rate of return on its invested capital. GreenShift further agreed to provide management services to the YA Corn Oil for the ongoing operation and maintenance of the transferred extraction facilities in exchange for certain management and brokerage fees, as well as earnings-based performance bonuses to be paid in the form of additional reduction of GreenShift’s convertible debt due to YA Global. The conditions for the YA Corn Oil Transaction were satisfied as of February 15, 2011, and the Company subsequently earned a performance bonus of $2,486,568 as of February 28, 2011 and another bonus of $2,500,000 as of March 31, 2011. The Company recognized a $5.9 million gain on extinguishment of debt and reduced liabilities for asset retirement obligation and accounts payable by an additional $847,000 as a result of the completion of the YA Corn Oil Transaction. The performance bonuses earned during 2011 were recognized as revenue and applied to reduction of the Company’s convertible debt with YA Global pursuant to the terms of the YACO Agreements. The Company posted an accrual of $650,000 during the quarter ended March 31, 2011 for liquidated damages that have not been, but may be, assessed by YA Corn Oil relating to certain conditions involving third party documentation that have not yet been fulfilled. The Company's accrual is evaluated at the completion of each reporting period, and additional expense or income will be recognized in the future should an event come to pass which either justifies reduction or removal of the liquidated damages accrual, or otherwise gives rise to an actual or a potential, but determinable, expense. If these conditions remain unfulfilled, YACO could declare an event of default under the YACO Agreements and YA Global could declare an event of default under the debentures that the Company has issued to YA Global. The Company believes that the outstanding conditions will be resolved during the fourth quarter of 2011 and has accordingly not reclassified the debentures due to YA Global as current liabilities. However, YA Global retains the right under its agreements with the Company to exercise its rights in the event that such conditions are not resolved.

In connection with the completion of the YA Corn Oil Transaction, the Company issued YA Global an amended and restated convertible debenture in the amount of $33,308,023, inclusive of previously accrued interest (the “A&R Debenture”). The A&R Debenture matures on December 31, 2012 and bears interest at the rate of 6% per annum. YA Global shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date. YA Global will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the Company’s outstanding common shares. The A&R Debenture is additionally subject to ongoing compliance conditions, including the absence of change of control events and timely issuance of common shares upon conversion. The difference between August 1, 2010 date of the YACO Agreements and the February 15, 2011 effective date for reporting purposes resulted in an increased interest expense of $915,464 as of December 31, 2010 that was subsequently, on February 15, 2011, eliminated in connection with the completion of the YA Corn Oil Transaction.

While the YA Corn Oil Transaction was deemed effective for reporting purposes as of February 15, 2011, the date upon which the contractual conditions for closing were satisfied, the Effective Date of the YA Corn Oil Transaction for purposes of satisfying debt to YA Global was August 1, 2010. The initial balance of the A&R Debenture stated above ($33,308,023) was derived by subtracting $10,000,000 due to the Company for the sale to YA Corn Oil of the above-referenced corn oil extraction systems from the $41,476,871 and $1,574,582 in principal and accrued interest due as of July 31, 2010, plus an additional $256,759 in legal fees incurred by the Company but paid by YA Global. The A&R Debenture was then reduced during the first quarter of 2011 by $4,986,568 from YA Corn Oil performance bonuses earned, $2,000,000 paid to YA Global in cash, $40,500 from conversion by YA Global into Company common stock, and an additional $1,651 from Viridis Capital.

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

The following schedule reconciles the balance due to YA Global as of July 31, 2010 to the balance due to YA Global under the A&R Debenture as of March 31, 2011, including the impact of the YA Corn Oil Transaction and other payments and costs described above:
Amount
Principal balance due to YA Global as of July 31, 2010	$41,476,781
Accrued interest due to YA Global as of July 31, 2010	1,574,482
Legal fees, YA Corn Oil Transaction	256,759
Sale of extraction systems to YA Corn Oil	(10,000,000)
First performance bonus	(2,486,568)
Third performance bonus	(2,500,000)
Cash payments	(2,000,000)
Stock payments	(168,023)
Amounts paid by Viridis Capital, LLC	(103,030)
Principal balance due to YA Global as of March 31, 2011	$26,050,401

The Company accounted for the A&R Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company had determined the fair value of the A&R Debenture at December 31, 2010 to be $45,908,129 which represented the face value of the debenture plus the present value of the conversion feature. During the nine months ended September 30, 2011, the Company recognized a reduction in conversion liability relating to the A&R Debenture at a present value of $1,542,609 for the conversion liability portion of the gain on extinguishment of debt, of $7,125 for the conversions during the period, and $1,142,503 for assignments and/or repayments during the period and recorded an expense of $141,436 for the accretion of the present value of the conversion liability for the period. The carrying value of the A&R Debenture was $22,733,412 at September 30, 2011, including principal of $20,852,864 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $1,880,548 at September 30, 2011 to its estimated settlement value of $2,094,764 at December 31, 2012. Interest expense of $1,490,024 for the A&R Debenture was accrued for the nine months ended September 30, 2011.

RELATED PARTY OBLIGATIONS

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate principal amount of $3,988,326 (the “MIF Debenture”). Prior to September 30, 2011, MIF was entitled to convert the accrued interest and principal of the MIF convertible debenture into common stock of the Company at a conversion price equal to 80% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. During the nine months ended September 30, 2011, MIF converted $386,624 of the principal balance and interest due to MIF into 4,523,421 shares of Company common stock. The Company accounted for the MIF Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MIF Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the MIF Debenture at December 31, 2010 to be $4,407,852 which represented the face value of the debenture of $3,988,326 plus the present value of the conversion feature. During the nine months ended September 30, 2011, the Company recognized a reduction in the conversion liability at present value of $88,734 for the conversions and recorded income of $7,278 for the fair value of new advances less assignments plus the accretion to fair value of the conversion liability for the nine months. Due to the elimination of the conversion discount at September 30, 2011, the carrying value of the MIF Debenture consisted of $3,017,061 in principal at September 30, 2011. Interest expense of $709,250 for these obligations was accrued for the nine months ended September 30, 2011.

As of December 31, 2010, the Company had convertible debentures payable to Viridis Capital, LLC in an aggregate principal amount of $518,308 (the “Viridis Debenture”). Prior to September 30, 2011, Viridis was entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. The Company accounted for the Viridis Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Viridis Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Viridis Debenture at December 31, 2010 to be $577,149 which represented the face value of the debenture of $518,308 plus the present value of the conversion feature. The increase in the debenture during the year ended December 31, 2010 was due to Viridis’ payments to YA Global under the Forbearance Agreement, totaling $257,229, which amount was applied to reduce the Company’s balance with YA Global under the A&R Debenture. The Company recognized a reduction in conversion liabilities at present value of $36,430 for reductions during the period, and recorded an expense of $297 for the accretion to fair value of the conversion liability for the nine months ended September 30, 2011. Viridis Capital assigned $112,020 of the Viridis Debenture to a related party during the nine months ended September 30, 2011. Due to the elimination of the conversion discount at September 30, 2011, the carrying value of the Viridis Debenture consisted of $237,939 in principal at September 30, 2011. Interest expense of $53,465 for these obligations was accrued for the nine months ended September 30, 2011, for a total of $100,384 in accrued interest due to Viridis as of September 30, 2011.

As discussed more fully in Note 13, Related Party Transactions, below, the Company entered into agreements with MIF and Viridis to amend and restate the terms of the MIF Debenture and Viridis Debenture effective September 30, 2011 to extend the maturity date to June 30, 2013; to eliminate and contribute $502,086 in accrued interest and $1,065,308 of principal; to reduce the applicable interest rate to 6% per annum; to eliminate MIF’s and Viridis’ right to convert amounts due at a discount to the market price of the Company’s common stock; and to reverse various non-cash assignments of debt involving related parties.

The restated balances due to MIF and Viridis at September 30, 2011, were $3,017,061 and $237,939, respectively. No interest was payable to either MIF or Viridis after these amendments. These transactions additionally resulted in the issuance of $1,090,000 and $351,000 in convertible debt to Acutus Capital, LLC (“Acutus”) and family members of the Company’s chairman, respectively, for cash investments previously provided to the Company.

The terms of these debentures provide for interest at 6% per annum, a maturity date of June 30, 2013, and the right to convert amounts due into Company common stock at 100% of the market price for the Company’s common stock at the time of conversion. MIF received 62,500 shares of Series D Preferred Stock in partial consideration of the contribution of principal and accrued interest and the various other modified terms of MIF’s agreements with the Company. All of the foregoing amounts remain subject to the terms and conditions of the June 2010 subordination agreement by and between MIF and the Company’s senior lender, which agreement limits transfer of shares issued upon conversion of debt to 5% of the average monthly volume for the Company’s common stock.

OTHER CONVERTIBLE DEBENTURES

During the nine months ended September 30, 2011, YA Global assigned $4,391,643 in convertible debt to Andypolo, LP (“Andypolo” and the “Andypolo Debenture”). Andypolo shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Andypolo Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Andypolo Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Andypolo Debenture upon assignment to be $4,809,790 which represented the face value of the debenture of $4,391,643 plus the present value of the conversion feature. During the nine months ended September 30, 2011, the Company recorded an expense of $19,947 for the accretion to fair value of the conversion liability for the period. The carrying value of the Andypolo Debenture was $4,829,737 at September 30, 2011, including principal of $4,391,643 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $438,094 at September 30, 2011 to its estimated settlement value of $487,961 at December 31, 2012. Interest expense of $122,725 for these obligations was accrued for the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, YA Global assigned $321,237 in convertible debt to Stuttgart, LP (“Stuttgart” and the “Stuttgart Debenture”). Stuttgart shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Stuttgart Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Stuttgart Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Stuttgart Debenture upon assignment to be $351,824 which represented the face value of the debenture of $321,237 plus the present value of the conversion feature. During the nine months ended September 30, 2011, $50,000 in principal was converted into common stock. During the nine months ended September 30, 2011, the Company recorded an expense of $1,459 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $5,046 for the conversions. The carrying value of the Stuttgart Debenture was $298,236 at September 30, 2011, including principal of $271,237 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $26,999 at September 30, 2011 to its estimated settlement value of $30,137 at December 31, 2012. Interest expense of $13,422 for these obligations was accrued for the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, YA Global assigned $263,498 in convertible debt to JMC Holdings, LP (“JMC” and the “JMC Debenture”). JMC shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the JMC Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMC Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the JMC Debenture upon assignment to be $286,448 which represented the face value of the debenture of $261,070 plus the present value of the conversion feature. During the nine months ended September 30, 2011, $47,428 in principal was converted into common stock. During the nine months ended September 30, 2011, the Company recorded an expense of $650 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $4,809 for the conversions. The carrying value of the JMC Debenture was $237,289 at September 30, 2011, including principal of $216,070 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $21,219 at September 30, 2011 to its estimated settlement value of $24,008 at December 31, 2012. Interest expense of $3,645 for these obligations was accrued for the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, YA Global assigned $123,893 in convertible debt to The Cascade Fund, LLP (“Cascade” and the “Cascade Debenture”). Cascade shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Cascade Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Cascade Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Cascade Debenture upon assignment to be $135,825 which represented the face value of the debenture of $123,893 plus the present value of the conversion feature. During the nine months ended September 30, 2011, the Company recorded an expense of $306 for the accretion to fair value of the conversion liability for the period. The carrying value of the Cascade Debenture was $136,131 at September 30, 2011, including principal of $123,893 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $12,238 at September 30, 2011 to its estimated settlement value of $13,766 at December 31, 2012. Interest expense of $1,853 for these obligations was accrued for the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, YA Global assigned $70,266 in convertible debt to David Moran & Siobhan Hughes (“Moran-Hughes” and the “Moran-Hughes Debenture”). Moran-Hughes shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Moran-Hughes Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Moran-Hughes Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Moran-Hughes Debenture upon assignment to be $77,033 which represented the face value of the debenture of $70,266 plus the present value of the conversion feature. During the nine months ended September 30, 2011, the Company recorded an expense of $173 for the accretion to fair value of the conversion liability for the period. The carrying value of the Moran-Hughes Debenture was $77,206 at September 30, 2011, including principal of $70,266 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $6,940 at September 30, 2011 to its estimated settlement value of $7,807 at December 31, 2012. Interest expense of $1,051 for these obligations was accrued for the nine months ended September 30, 2011.

On September 9, 2009, JMJ Financial Corporation (“JMJ”) issued the Company a 14.4% secured promissory note in the amount of $500,000 (the “JMJ Note”) in return for $600,000 in 12% convertible debt (the “JMJ Debenture”) issued by the Company. The principal balance due under the JMJ Note was $500,000 as of September 30, 2011 and accrued interest receivable under the JMJ Note was $160,767.  The principal balance due under the JMJ Debenture was $481,748 as of September 30, 2011 and accrued interest owed under the JMJ Debenture was $135,664.  On September 2, 2011, JMJ sent notice of its election to offset the JMJ Note against the JMJ Debenture.  As a result of this offset, the Company and JMJ are both released of their liability in regards to the JMJ Note and the JMJ Debenture.  As of September 30, 2011, the balances on the JMJ Note and the JMJ Debenture have been paid in full.  For the nine months ended September 30, 2011, interest expense of $43,239 for these obligations was incurred.

ASC 480, Distinguishing Liabilities from Equity, sets forth the requirements for determination of whether a financial instrument contains an embedded derivative that must be bifurcated from the host contract, therefore the Company evaluated whether the conversion feature for Series D Preferred Stock would require such treatment; one of the exceptions to bifurcation of the embedded conversion feature is that the conversion feature as a standalone instrument would be classified in stockholders’ equity. Management has determined that the conversion option would not be classified as a liability as a standalone instrument, therefore it meets the exception for bifurcation of the embedded derivative under ASC 815, Derivatives and Hedging. ASC 815, Derivatives and Hedging, addresses whether an instrument that is not under the scope of ASC 480, Distinguishing Liabilities from Equity, would be classified as liability or equity; one of the factors that would require liability classification is if the Company does not have sufficient authorized shares to effect the conversion. If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company. The majority of the Company’s outstanding shares of Series D Preferred Stock are owned by Viridis Capital, LLC, an entity controlled by Kevin Kreisler, the chairman and chief executive officer of the Company. If all the Series D shares held by Viridis Capital were converted and exceeded the number of authorized common shares, there would be no contingent factors or events that a third party could bring up that would prevent Mr. Kreisler from authorizing the additional shares. There would be no need to have to go to anyone outside the Company for approval since Mr. Kreisler, through Viridis Capital, is the Company’s majority shareholder. As a result, the share settlement is controlled by the Company and with ASC 815, Derivatives and Hedging. The Company assessed all other factors in ASC 815, Derivatives and Hedging, to determine how the conversion feature would be classified.

NOTE 10	GUARANTY AGREEMENT

Viridis Capital, LLC (“Viridis”) is the majority shareholder of the Company and is solely owned by Kevin Kreisler, the Company’s founder, chairman and chief executive officer. Viridis has guaranteed all of the Company’s senior debt and has pledged all of its assets, including its shares of Company Series D Preferred Stock, to YA Global to secure the repayment by the Company of its obligations YA Global (see Note 11, Stockholders’ Equity, below). Viridis has also guaranteed all amounts due to Cantrell Winsness Technologies, LLC in connection with the acquisition by the Company’s subsidiary of its patented and patent-pending extraction technologies (see Note 13, Related Party Transactions, below). The Company has separately agreed to indemnify and hold Viridis harmless from any and all losses, costs and expenses incurred by Viridis in connection with its guaranty of the Company’s obligations.

On October 31, 2006, the Company guaranteed a secured note issued by a wholly owned subsidiary of the Company’s former subsidiary, GS AgriFuels Corporation, in the principal amount of $6,000,000 to Stillwater Asset-Backed Fund, LP. The balance due to Stillwater at September 30, 2011 and December 31, 2010 was $2,071,886. The operations of GS AgriFuels were discontinued during 2009. Viridis Capital, LLC subsequently acquired the stock of GS AgriFuels during 2010.

NOTE 11	STOCKHOLDERS’ EQUITY

The Company completed a 1 for 1,000 reverse stock split on September 9, 2011. This stock split became effective under applicable laws on September 9, 2011. All stock prices, share amounts, per share information, stock options and stock warrants in this report reflect the impact of the reverse stock split. Every thousand shares of issued and outstanding Company common stock was automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. The reverse split reduced the number of outstanding shares of common stock from about 16 billion to about 16 million.

During the nine months ended September 30, 2011, 9,000,000 shares of Company common stock were cancelled by Viridis Capital, LLC, the Company’s majority shareholder, and about 10 million shares of common stock were issued upon the conversion of an aggregate of $740,678 in debt during the nine months ended September 30, 2011 (see Note 9, Debt Obligations, above). There were 15,602,687 and 13,980,671 shares of Company common stock outstanding as of September 30, 2011 and December 31, 2010, respectively.

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

During the year ended December 31, 2010, 8,920 shares of Series D Preferred Stock were converted into 10 million shares of Company common stock by Viridis Capital, all of which shares were subsequently surrendered to the Company and cancelled between November 2010 and May 12, 2011. Viridis Capital is the majority shareholder of the Company and its sole member, Kevin Kreisler, is the Company’s founder, chairman and chief executive officer. Viridis Capital (along with our chairman personally and an entity held in trust for the benefit of our chairman's wife), has provided GreenShift and its affiliated companies and subsidiaries with more than about $9 million in financing. Viridis Capital and Kevin Kreisler have guaranteed all of the Company’s debt due to YA Global (see Note 10, Guaranty Agreements, above). Viridis Capital has also guaranteed all amounts due to Cantrell Winsness Technologies, LLC in connection with the acquisition by the Company’s subsidiary of its patented and patent-pending extraction technologies (see Note 13, Related Party Transactions, below). Effective September 30, 2011, MIF received 62,500 shares of Series D Preferred Stock in partial consideration of the contribution of principal and accrued interest and the various other modified terms of MIF’s agreements with the Company. The Company’s Series D Preferred Stock is beneficially owned by Viridis Capital, LLC (625,125 shares), Edward Carroll (187,500 shares), Acutus Capital, LLC (124,875 shares) and Minority Interest Fund (II), LLC (103,534 shares).

SERIES F PREFERRED STOCK

During the year ended December 31, 2010, the Company entered into the Second Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) (see Note 13, Related Party Transactions, below). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock (“CWT Preferred Shares”) with a face value of $10 per preferred share. Each preferred share is redeemable at face value and convertible into shares of the Company’s common stock at a rate equal to 90% of the then-current five day trailing average closing market price for the Company’s common stock. The Sellers agreed not sell shares of the Company’s common stock issued upon conversion of the CWT Preferred Shares at a monthly rate greater than 5% of the average trading volume for the Company’s common stock for each preceding calendar month. The CWT Preferred Shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the CWT Preferred Shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion CWT Preferred Shares. The Company accounted for the CWT Preferred Shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the CWT convertible preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares. The Company determined the value of the CWT Preferred Shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the year ended December 31, 2010, the Company recognized a total expense of $925,962 based on the grant date value, including $497,545 in professional fees for the agreement modification and the $428,381 for the conversion liability at present value. The Company recognized a reduction in conversion liability at present value of $45,601 for redemptions that occurred from payments of royalties under the agreement and recorded an expense of $50,319 for the accretion to fair value of the conversion liability for the nine months ended September 30, 2011. The carrying value of the liability for the CWT Preferred Shares was $943,359 at September 30, 2011, including the grant date value plus the accretion less redemptions of the conversion liability during the year. The liability for the conversion feature shall increase from its present value of $445,814 at September 30, 2011 to its estimated settlement value of $1,021,637 at September 10, 2020.

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

All of the parties in the MDL Action filed their respective briefs with the Court in connection with proposed claim construction for certain claim limitations in the '858 Patent.  A hearing on the claim construction matter was then held by the Court in the MDL Action on August 22, 2011. On September 29, 2011, the Court issued its ruling with respect to claim construction.

There have been no other substantive rulings on the merits on any of the actions included in the MDL Case and Management is unable to characterize or evaluate the probability of any outcome at this time. The Company intends to take all necessary steps to bring infringement of its patents to an end, including filing additional lawsuits involving any and all infringing use of the Company’s patents. The Company further plans to seek additional relief for instances of willful infringement. The Company’s position is that any infringing ethanol producer is liable for any infringing use of the Company’s patented technologies beginning on the publication date of the application that led to the ‘858 Patent.

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

GreenShift Corporation, GS CleanTech Corporation and GS COES (Yorkville I), LLC, are party to the matter captioned Dynalectric of Michigan II, Inc. v. Biofuels Industries Group, et al, Lenawee County, Michigan Circuit Court Case No. 09-3584-CK. This action was originally filed as a lien foreclosure and unjust enrichment claim by Dynalectric of Michigan II, Inc., which claim was resolved. GreenShift, as assignee of GS CleanTech, filed a counterclaim, cross-claim and third party complaint against various parties asserting a claim for money due in the amount of $1,442,082, plus interest, attorney fees and costs, and for foreclosure of its construction lien. Biofuels Industries Group then asserted counterclaims, cross-claims and third party complaints against GreenShift, GS CleanTech, GS COES, Kevin Kreisler and Viridis Capital, LLC claiming breach of contract and seeking damages plus attorney fees, interest and cost. In response, the Company and its subsidiaries has asserted additional claims against Biofuels Industries Group and third party complaints against three of the bridge lenders claiming lender liability and various other claims in excess of $25,000. On June 6, 2011 Biofuels Industries Group filed for Chapter 11 bankruptcy protection in the Southern District of Michigan, Eastern Division, under which protection the collateral upon which the lien was recorded was sold for substantially less than the first mortgage holder’s claimed  balance in excess of $9,000,000.  Documentation confirming priority claim to the proceeds has been requested, but is not yet received.  Recovery by GS CleanTech on the construction lien does not appear at this time. As to the other claims, this case is in the discovery stage, but was stayed secondary to the bankruptcy filing. We are unable to evaluate the likelihood of an unfavorable outcome or the range of possible loss in the event of an adverse verdict at this time.

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

The Company posted an accrued expense of $650,000 during the period ended September 30, 2011 for liquidated damages that have not been, but may be, assessed by YA Corn Oil relating to certain conditions involving third party documentation that have not yet been fulfilled.

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

The Company entered into agreements with MIF and Viridis to amend and restate the terms of the MIF Debenture and Viridis Debenture effective September 30, 2011 to extend the maturity date to June 30, 2013; to eliminate and contribute $502,086 in accrued interest and $1,065,308 of principal; to reduce the applicable interest rate to 6% per annum; to eliminate MIF’s and Viridis’ right to convert amounts due at a discount to the market price of the Company’s common stock; and to reverse various non-cash assignments of debt involving related parties (see Note 9, Debt Obligations, above).

The restated balances due to MIF and Viridis at September 30, 2011, were $3,017,061 and $237,939, respectively. No interest was payable to either MIF or Viridis after these amendments. These transactions additionally resulted in the issuance of $1,090,000 and $351,000 in convertible debt to Acutus Capital, LLC (“Acutus”) and family members of the Company’s chairman, respectively, for cash investments previously provided to the Company. The terms of these debentures provide for interest at 6% per annum, a maturity date of June 30, 2013, and the right to convert amounts due into Company common stock at 100% of the market price for the Company’s common stock at the time of conversion. MIF received 62,500 shares of Series D Preferred Stock in partial consideration of the contribution of principal and accrued interest and the various other modified terms of MIF’s agreements with the Company.  All of the foregoing amounts remain subject to the terms and conditions of the June 2010 subordination agreement by and between MIF and the Company’s senior lender, which agreement limits transfer of shares issued upon conversion of debt to 5% of the average monthly volume for the Company’s common stock.

On September 30, 2011, the Company’s chairman waived $411,061 in deferred salaries due from prior years, $138,001 in unreimbursed expenses, and $112,020 previously assigned to an employee of the Company. Various other related party employees waived an aggregate of $133,101 in deferred compensation from prior years, and one former employee (a family member of the Company’s chairman) agreed to accept payment of $92,337 in deferred salaries due from prior years in the form of restricted Company common stock at $0.11 per share. These transactions collectively reduced the Company’s liabilities by about $2.4 million at September 30, 2011.

Between January 1, 2008 and December 31, 2010, Viridis, MIF, Acutus, and management personnel provided us with the cash resources we needed for our overhead needs, including all legal expenses incurred in the prosecution of infringing use of our patented technologies. Viridis is owned by our chairman, MIF is owned by a family member of our chairman, and Acutus is owned by our chairman's attorney. In total, Viridis (along with our chairman personally and an entity held in trust for the benefit of our chairman's wife (the "Kreisler Trust")), MIF and current management have provided GreenShift and its affiliated companies and subsidiaries with more than $15 million between January 1, 2005 and December 31, 2010. Viridis, the Kreisler Trust and our chairman collectively loaned about $9 million of this amount, about half of which was subsequently canceled, forgiven and contributed to shareholders' equity. In addition, Viridis has guaranteed all of the Company’s debt due to YA Global and all amounts due to Cantrell Winsness Technologies, LLC in connection with the acquisition by the Company’s subsidiary of its patented and patent-pending extraction technologies (see Note 10, Guaranty Agreements, above). The Company has separately agreed to indemnify and hold Viridis and its affiliates harmless from any and all losses, costs and expenses incurred by Viridis and its affiliates in connection with its and their various investments with the Company as well as Viridis’ guarantees of Company’s obligations.

Effective December 31, 2010, Viridis Capital, LLC and the Company entered into an agreement pursuant to which Viridis acquired the stock of GS AgriFuels Corporation and GS Design, Inc., from the Company for $5,000. The terms of the agreement provided for the acknowledgment by the parties of the continuing first priority security interest of the Company’s senior lender on the stock and assets of each entity, and the continuing guarantees and obligations of Viridis, each entity, and the Company with respect to amounts due from the Company to its senior lender.

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock (“CWT Preferred Shares”) with a face value of $10 per preferred share (see Note 11, Shareholders’ Equity, above). The CWT Preferred Shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the CWT Preferred Shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion CWT Preferred Shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 10, Guaranty Agreement, above). As of December 31, 2009, the Company accrued royalty fees payable of $1,047,832 and prepaid royalty fees of another $300,000, for a total of $1,347,832. $750,000 of this amount was capitalized and then amortized and included in the Company’s cost of sales for the years ended December 31, 2011 ($321,429), December 31, 2010 ($267,857) and December 31, 2009 ($160,714). During the year ended December 31, 2009, the Company issued unsecured convertible debentures (collectively, the “TAA Debentures”) to each of David Cantrell, David Winsness, Greg Barlage, and John W. Davis in consideration for amounts due and/or accrued pursuant to the TAA ($1,347,832). The TAA Debentures were acquired by MIF during 2009 and paid to a balance of $851,422 as of December 31, 2010. The Company subsequently accrued royalties of $271,186 and $932,924 during 2010 and 2011, respectively, which amounts were then offset against prepaid royalties of $300,000 from 2009 and an additional $519,311 from 2011, corresponding to a balance of about $384,799 in accrued royalties payable under the TAA as of September 30, 2011.

NOTE 14	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the nine months ended September 30, 2011 and 2010:
	9/30/2011	9/30/2010

Cash paid for the following:
Interest	$--	$3,276
Total	--	3,276

Performance bonuses applied to convertible debentures	$4,986,568	$--
Debentures converted into common stock	740,648	--
Forgiveness of affiliate payable	180,000	--
Stock issued for compensation	--	7,500
Forgiveness of affiliate receivable charged against paid in capital	1,655,851	327,011
Increase in affiliate receivable from transfer of affiliate accounts payable	--	445,113
Transfer of construction in progress into inventory	--	2,248,302
Direct payment of convertible debentures by affiliate, increasing affiliated debenture	--	251,277
Reduction in value of conversion features of convertible debt from conversions	492,298	318,536

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

Our corn oil extraction technologies are widely considered to be the quickest and best path for margin improvement for corn ethanol producers today. The current market value of corn oil recovered by our licensees is about $2.80 per gallon – more than seven times higher than its value without use of our patented corn oil extraction processes. Our corn oil extraction technologies increase corn-to-biofuel yields while reducing the energy and greenhouse gas intensity of corn ethanol production for dry mill ethanol producers. These benefits correspond to increased ethanol producer income ranging from about $0.08 to more than $0.20 per gallon of ethanol produced, depending on the extent to which the producer uses our patented and patent-pending extraction technologies, and ethanol producer paybacks of less than 1 year at current market prices. No technologies have been developed, commercialized and made available to corn ethanol producers in the history of the ethanol industry that begin to approach these results.

More than 15% of the ethanol industry has licensed our patented and patent-pending corn oil extraction technologies. In February 2010, the EPA published its estimate that 70% of the U.S. ethanol industry will use back-end corn oil extraction technology to produce 40% of America’s biodiesel feedstock by 2022. At the end of 2010, industry publications were predicting the adoption of back-end corn oil extraction by the entire industry. If that actually occurs, if our patented technologies actually standardize and shift the majority of the U.S. ethanol industry into increased efficiency and profitability, then we will have fulfilled our founding mission of building value by developing and using technology to catalyze disruptive environmental gain.

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

Plan of Operations

Our business continues to improve. We won significant new business during 2011, increasing licensed penetration to more than 15% of the industry and more than doubling the amount of production licensed to use our extraction technologies from 1.0 billion gallons per year (“BGY”) at the end of 2010 to more than 2.0 BGY of ethanol production today.

We were awarded contracts to design, build and install extraction systems for our licensees after extensive due diligence and third party review, including a state of the art new corn oil recovery facility for Sunoco, Inc. We received two new patents during 2011 that we believe substantially strengthen our issued patents and ability to protect the competitive advantage of our licensees. We expanded our technology portfolio by filing new patent applications and pressing forward with new technologies designed to further enhance the profitability of our licensees. We reduced our debt to YA Global and its affiliates by about $7 million to about $26 million, down about 21% from the balance due at the start of 2011. We produced about $2.1 million in operating income during the nine months ended

September 30, 2011 (excluding the impact of one-time performance bonuses), up from the $4.3 million in operating losses incurred during the first three quarters of 2010. And, we generated about $150,000 in net income during the third quarter of 2011 excluding about $2.5 million in non-recurring other income resulting from our reduction and elimination of liabilities during the quarter.

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

Our financial performance for the balance of 2011 and beyond can be expected to be most significantly impacted by the rate at which our existing and new licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the costs incurred in our ongoing litigation for infringement of our patents.

A number of our licensees were in various stages of deploying or optimizing the performance of the systems needed to use our technologies as of September 30, 2011.  Notwithstanding the impact of new license agreements that we may enter into or fluctuation in the market price for corn oil, we expect that our quarterly results of operations will continue to improve sequentially at least until the second quarter of 2012 as all of our existing licensees commence and achieve full production. In addition, future results may be improved by the impact of event-driven systems integration contracts as we have recently experienced a significant increase in interest for our engineering and other services in connection with the design, construction, integration and modification of corn oil extraction systems and other new systems for existing and prospective licensees.

We expect to continue incurring substantial costs in connection with our ongoing litigation for infringement of our patented corn oil extraction technologies. These costs have increased during the second half of 2011 and are expected to continue to increase into 2012 in advance of trial, and as we expand our litigation to protect the competitive advantage of our licensees by prosecuting additional producers and other parties infringing our patents. These expenses may delay or otherwise adversely affect our ability to achieve our profitability and debt reduction goals. We hope to eventually eliminate our litigation expense, but we must and will take all necessary steps to bring infringement of our patents to an end. We have reserved cash for this purpose.

As discussed further below, despite producing nominal net income during the third quarter of 2011, it is unlikely that we will generate pre-tax profit for the full year ended December 31, 2011 after excluding the positive impact of non-recurring income earned during 2011. However, we believe that the license agreements we have executed to date will provide us with sufficient recurring revenue to transition to pre-tax profit on an annualized basis by the end of 2011, depending on the amount of corn oil produced by our licensees, the market price for corn oil, and the extent to which we incur additional costs in our litigation for infringement of our patents.

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

Our business is also directly impacted by commodity price volatility in the market for corn oil. The current market price for corn oil is about $2.80 per gallon. While demand for extracted corn oil is strong in the biodiesel and multiple other markets, decreases in the price of corn oil will have a negative impact on the amount of cash we are able to produce from our operating activities. Any such decreases may adversely affect our results of operations and financial position.

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

We entered into agreements during 2010 with our senior lender, YA Global Investments, L.P. (“YA Global”), for the sale of several GreenShift-owned corn oil extraction systems to YA Corn Oil Systems, LLC (“YA Corn Oil”) in exchange for the satisfaction of convertible debt due to YA Global and the right to receive certain distributions from YA Corn Oil. We fulfilled the conditions for effectiveness of this transaction as of February 15, 2011. Our results of operations for the nine months ended September 30, 2011 include a one-time gain of about $5.9 million due to the sale of extraction systems. In addition, we earned non-recurring performance bonuses from YA Corn Oil in the amount of about $5 million which are included in revenue for the nine months ended September 30, 2011.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue and operating income improved during the three months ended September 30, 2011 in comparison to the same period last year, with $6.3 million in revenue and $839,000 in operating income during the third quarter of this year as compared to $1.7 million in revenue and $1.9 million in operating losses from the three months ended September 30, 2010.

The increase in revenue and operating margins was due to the overall impact of the new technology licensing agreements that we have executed to date. Revenue and operating income in future quarters can be expected to fluctuate in connection with a number of factors, including the rate at which our existing and new licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, the costs incurred in our ongoing litigation for infringement of our patents, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the quarters ended September 30, 2011 and September 30, 2010 were $4.4 million and about $2.6 million, respectively. Gross profit during the third quarter 2011 increased to $2.0 million from about $0.5 million from the same period last year (excluding the cost of an inventory write-down of about $1.3 million). Gross margin improved to 31% of revenue from the 26% demonstrated during the third quarter 2010. Increased economies of scale are responsible for the improved gross margin and can be expected to favorably impact margins in future periods as existing and planned new licensees commence and achieve full production.

Operating expenses for the three months ended September 30, 2011 and 2010 were about $1.1 million and $1.0 million, respectively. Our operating expenses include significant professional fees which can be expected to increase moving forward as we defend against infringement and expand our patent litigation. We hope to eventually eliminate this expense, but we must and will take all necessary steps to bring infringement of our patents to an end.

Other income for the three months ended September 30, 2011 was about $1.8 million as compared to other expense of $1.0 million incurred during the same period in 2010. The amount in 2011 included a net amount of about $2.5 million in non-recurring other income realized in connection with settlement and discharge of liabilities. Net of this amount, other expense during the third quarter of 2011 was about $0.7 million. This amount is mostly comprised of accrued interest expenses and expenses associated with the conversion features of our convertible debt.

Net income for the quarter ended September 30, 2011 was about $2.7 million as compared to a net loss of about $3.0 million from the same period in 2010. Net income during the third quarter 2011 would have been about $150,000 without the $2.5 million in non-recurring other income discussed above. The reduction of our net loss during 2011 as compared to the net loss from the same period in 2010 was due to the impact of cost-cutting measures implemented during 2010 and the new technology licensing agreements discussed above. We expect additional improvements in future quarters as we realize increased economies of scale in connection with the commencement and realization of full production by our existing licensees.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Total revenues for the nine months ended September 30, 2011 were $17.2 million as compared the $5.0 million generated during the nine months ended September 30, 2010. While most of the increase in revenue during the period was due to the overall impact of the new technology licensing agreements we have executed to date, about $5.0 million of the increase was due to the award of one-time, non-cash performance bonuses in connection with the YA Corn Oil Transaction. Revenue in future periods will not include these non-recurring amounts. However, a number of our licensees were in various stages of deploying or optimizing the performance of the systems needed to use our technologies at the end of the third quarter of 2011. Revenue can consequently be expected to increase at least until the second quarter of 2012 as all of our existing licensees commence and achieve full production. Revenue moving forward can also be expected to fluctuate with a number of factors, including the market price for corn oil, our ability to execute new license agreements, the extent to which we collect reasonable royalties for all use of our technologies, and the degree to which we provide event-driven systems integration services to our licensees.

Costs of sales for the nine months ended September 30, 2011 and September 30, 2010 were $6.8 million and about $3.5 million, respectively. Gross profit for the nine months ended September 30, 2011 was about $10.4 million, or about $5.4 million net of the YA Corn Oil performance bonuses described above. In comparison, gross profit for the nine months ended September 30, 2010 was about $1.5 million excluding a non-recurring inventory write-down in that period of about $1.3 million. The net increase in gross profit during 2011 was primarily due to increased sales from our existing license agreements discussed above. We expect to achieve increased economies of scale in future periods with respect to our costs of sales and gross profit as all of our existing licensees commence production and as we execute new licenses for our technologies.

Operating expenses for the nine months ended September 30, 2011 and 2010 were about $3.3 million and $4.5 million, respectively. The slight decrease in operating expenses during the period was the result of our cost-cutting activities during 2011 and was offset by increased professional fees. Professional fees can be expected to increase moving forward as we defend against patent infringement. We expect to continue to incur increased expenses in this regard for the foreseeable future. These expenses have increased in the latter half of 2011 and are expected to continue to increase into 2012 in advance of trial, and as we expand our litigation to protect the competitive advantage of our licensees by prosecuting additional producers and other parties infringing our patents. Consequently, litigation expenses may delay or otherwise adversely affect our ability to achieve our profitability and debt reduction goals. We hope to eventually eliminate our litigation expense, but we must and will take all necessary steps to bring infringement of our patents to an end. Despite these expected increases, our operating expenses can be expected to decrease overall as a percentage of revenue in future periods as we continue to realize increased economies of scale from our existing and new licensing activities.

Income from operations during the nine months ended September 30, 2011 was about $7.1 million, or about $2.1 million net of the $5.0 million in performance bonuses earned from YA Corn Oil during the nine month period. We anticipate improving on this result in future quarters in connection with the commencement and realization of full production by existing and new licensees. Our costs of sales and operating expenses moving forward will be primarily comprised of (1) technology royalties; (2) employee costs; (3) travel, materials and other expenses incidental to execution of our license support services; (4) general and administrative costs relating to our offices, utilities and insurance; and (5), professional fees relating to accounting, corporate and litigation activities. As discussed above, we expect that the license agreements we have executed to date will provide sufficient revenue to more than cover all of these costs on an ongoing basis.

Other income (expense) for the nine months ended September 30, 2011 included $8.9 million in net gains realized in connection with the Company’s efforts to reduce and eliminate liabilities. Net of this amount, other expenses for the nine months ended September 30, 2011 and 2010 were about $3.6 million and $3.5 million, respectively.

Both amounts consisted primarily of non-cash items. The amount for 2011 included about $2.8 million in accrued interest expense; an accrual of $0.9 million for liquidated damages that have not yet been assessed but may be; and a non-cash gain of about $1.0 million due to the change in value of the conversion features embedded in the Company’s outstanding convertible debt. The amount for 2010 included about $2.3 million in accrued interest expense and a non-cash loss of about $0.7 million due to the change in value of the conversion features embedded in the Company’s outstanding convertible debt. Other expense for the nine months ended September 30, 2011 and 2010 would have been about $2.8 million in each period excluding the impact of the foregoing non-recurring items, the unpredictable change in value of the conversion features of convertible debt, and the impact of additional debt reduction. Each amount was primarily comprised of interest expense for amounts due to our various lenders, and can be expected to decrease in future periods if we are able to continue to successfully reduce debt.

Net income for the nine months ended September 30, 2011 was about $12.5 million as compared to a net loss of about $8.1 million from the same period in 2010. However, the net income realized during 2011 included the non-cash and non-recurring items discussed above. For comparison purposes, we would have realized a net loss of about $0.6 million during the nine months ended September 30, 2011 without the impact of the non-recurring items discussed above, which corresponded to an aggregate gain of about $13.1 million. The net loss for the same period in 2010 would have been about $6.8 million without the one-time inventory write-down of $1.3 million. The reduction of our net loss during 2011 as compared to the net loss from the same period in 2010 was due to the combination of factors discussed above, primarily including the impact of our cost-cutting measures during 2010 and new license agreements. We expect net loss to continue to decrease as we realize increased economies of scale in connection with the commencement and realization of full production by our existing licensees. Importantly, we believe that the license agreements we have executed to date will provide us with sufficient recurring revenue to transition to consistent pre-tax profit on an annualized basis by the end of 2011, depending on the amount of corn oil produced by our licensees, the market price for corn oil, and the extent to which we incur additional costs in our litigation for infringement of our patents.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to various lenders was about $32 million as of September 30, 2011, and included conversion liabilities of about $2.9 million. For the nine months ended September 30, 2011, we recognized additional interest expense of $25,000 for accretion of the debt discount and about $1.1 million gain for the value of the conversion features of our convertible debt (about $389,000 of which was associated with debt due to related parties).

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of about $8.6 million as of September 30, 2011, down from about $20.1 million as of December 31, 2010 and about $38 million as of December 31, 2009. Elimination of this deficit remains a top priority. The primary source of the improvement in 2011 was the reclassification of $4.4 million in convertible debentures owed to related parties from current to long-term liabilities. Overall, however, the positive trend here was due to execution of our plan to streamline our business following the allowance by the U.S. Patent and Trademark Office of the first of our corn oil extraction patents in March 2009.

Our liquidity and capital resources were improved during the third quarter of 2011 as compared to prior periods. During the nine months ended September 30, 2011, we produced about $0.5 million in net cash from operating activities and about $3.3 million in net cash from investing activities, and used about $2.3 million in net cash in financing activities. The shift in early 2011 from relying on cash from financing activities to producing and using surplus cash from operating and investing activities was an important milestone for GreenShift and its shareholders. That said, the output of our licensees, the price for corn oil are variable and litigation costs can be expected to continue to increase.  Thus, until we build up a meaningful cash reserve, we cannot rule out the possibility that we may seek financing to cover operating needs in the future. Our cash positions at September 30, 2011 and December 31, 2010 were about $1.5 million and $18,000, respectively.

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

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2011.

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

All of the parties in the MDL Action filed their respective briefs with the Court in connection with proposed claim construction for certain claim limitations in the '858 Patent.  A hearing on the claim construction matter was then held by the Court in the MDL Action on August 22, 2011. On September 29, 2011, the Court issued its ruling with respect to claim construction.

There have been no other substantive rulings on the merits on any of the actions included in the MDL Case and Management is unable to characterize or evaluate the probability of any outcome at this time. The Company intends to take all necessary steps to bring infringement of its patents to an end, including filing additional lawsuits involving any and all infringing use of the Company’s patents. The Company further plans to seek additional relief for instances of willful infringement. The Company’s position is that any infringing ethanol producer is liable for any infringing use of the Company’s patented technologies beginning on the publication date of the application that led to the ‘858 Patent.

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

GreenShift Corporation, GS CleanTech Corporation and GS COES (Yorkville I), LLC, are party to the matter captioned Dynalectric of Michigan II, Inc. v. Biofuels Industries Group, et al, Lenawee County, Michigan Circuit Court Case No. 09-3584-CK. This action was originally filed as a lien foreclosure and unjust enrichment claim by Dynalectric of Michigan II, Inc., which claim was resolved. GreenShift, as assignee of GS CleanTech, filed a counterclaim, cross-claim and third party complaint against various parties asserting a claim for money due in the amount of $1,442,082, plus interest, attorney fees and costs, and for foreclosure of its construction lien. Biofuels Industries Group then asserted counterclaims, cross-claims and third party complaints against GreenShift, GS CleanTech, GS COES, Kevin Kreisler and Viridis Capital, LLC claiming breach of contract and seeking damages plus attorney fees, interest and cost. In response, the Company and its subsidiaries has asserted additional claims against Biofuels Industries Group and third party complaints against three of the bridge lenders claiming lender liability and various other claims in excess of $25,000. On September 6, 2011 Biofuels filed for Chapter 11 bankruptcy protection in the Southern District of Michigan, Eastern Division, under which protection the collateral upon which the lien was recorded was sold for substantially less than the first mortgage holder’s claimed  balance in excess of $9,000,000.  Documentation confirming priority claim to the proceeds has been requested, but is not yet received.  Recovery by GS CleanTech on the construction lien does not appear at this time. As to the other claims, this case is in the discovery stage, but was stayed secondary to the bankruptcy filing. We are unable to evaluate the likelihood of an unfavorable outcome or the range of possible loss in the event of an adverse verdict at this time.

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

During the nine months ended September 30, 2011, 9,000,000 shares of Company common stock were cancelled by Viridis Capital, LLC, the Company’s majority shareholder. From time to time during the nine months September 30, 2011, the Company issued a total of 10,177,016 shares to the Company’s various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $740,678. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity’s own account. There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	RESERVED

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of GreenShift’s Form 10-Q for the quarter ended September 30, 2011:

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

GREENSHIFT CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chief Executive Officer
Date:		November 21, 2011

By:	/s/	EDWARD CARROLL
EDWARD CARROLL
Chief Financial Officer &
Chief Accounting Officer
Date:		November 21, 2011