Form 10-K
period 2011-12-31
GREENSHIFT CORP
filed 2012-03-30
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

As of June 30, 2011 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $2,541,929.

As of March 30, 2012, there were 23,000,139 shares of common stock outstanding.

GREENSHIFT CORPORATION
ANNUAL REPORT ON FORM 10K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We make certain forward-looking statements in this Annual Report on Form 10-K and in documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

-	the volatility and uncertainty of commodity prices;

-	operational disruptions at ethanol production facilities;

-	the costs and business risks associated with developing new technologies;

-	our ability to develop and commercialize our technologies;

-	the impact of new, emerging and competing technologies on our business;

-	the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes or other external factors over which they have no control;

-	the effects of mergers and consolidations in the biofuels industry and unexpected announcements or developments from others in the renewable fuels industry;

-	our reliance on key management personnel;

-	changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;

-	limitations and restrictions contained in the instruments and agreements governing our indebtedness;

-	our ability to raise additional capital and secure additional financing;

-	our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

-	other risks referenced from time to time in our filings with the SEC and those factors listed in this Annual Report on Form 10-K for the year ended December 31, 2011 under Item 1A, Risk Factors.

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

Our corn oil extraction technologies are widely considered to be the quickest and best path for margin improvement for corn ethanol producers today. The current market value of corn oil recovered by our licensees ranges from about four to six times higher than its value without use of our patented corn oil extraction processes. Our corn oil extraction technologies increase corn-to-biofuel yields while reducing the energy and greenhouse gas intensity of corn ethanol production for dry mill ethanol producers. These benefits correspond to increased ethanol producer income ranging from about $0.08 to more than $0.20 per gallon of ethanol produced, depending on the extent to which the producer uses our patented and patent-pending extraction technologies; and, ethanol producer paybacks of less than 1 year at current market prices. No technologies have been developed, commercialized and made available to corn ethanol producers in the history of the ethanol industry that begin to approach these results.

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

Crush Spread

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

Corn Oil & Distillers Grain Prices

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

Corn Oil Production Potential of GreenShift’s Corn Oil Extraction Technologies

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

Energy Savings Potential of GreenShift’s Corn Oil Extraction Technologies

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

Impact of GreenShift’s Extraction Technologies on Crush Spread From 1982 to 2010

The graph below shows the same information as above but more recently, between 2007 and 2010:

Impact of GreenShift’s Technologies on Crush Spread From 2007 to 2010

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

In February 2010, the U.S. EPA published its estimate that, by 2022, 70% of the U.S. ethanol industry will use back-end corn oil extraction technology to produce about 6.5 gallons of corn oil for every 100 gallons of ethanol produced, or about 680 million gallons per year of extracted corn oil. We have executed license agreements with ethanol producers corresponding to more than about 2.3 billion gallons per year of ethanol. We believe that we will continue to increase our market penetration during 2012.

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

According to the EPA’s February 2010 Regulatory Impact Analysis, “while the production capacity of the plant increases with the addition of dry fractionation, the amount of corn used to produce a gallon of ethanol increases by approximately 2-3% due to starch loss in the fractionation process. The starch losses associated with dry fractionation do not occur with backend corn oil extraction as the whole kernel still goes through the fermentation process.” In addition, front end fractionation is very capital intensive – up to four or more times the capital cost of our backend oil extraction technologies. Consequently, whereas the EPA projected that 70% of the ethanol industry will use backend extraction technology by 2022, the EPA estimated that only about 20% of the industry will use front end separation technology.

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

We have initiated several infringement actions involving some of the above suppliers and ethanol producers (see Note 13 to our Consolidated Financial Statements, Commitments and Contingencies, below). Executing a business model based on licensing requires us to invest in the protection of our intellectual property rights and the prosecution of infringement. We believe that litigation will be necessary, not to disrupt the availability of corn oil extraction technology, but rather to maximize its use by as many producers as possible on fair terms; to protect the competitive advantage of our licensees; to deter infringement; and, to ensure that we receive reasonable compensation for our proprietary technologies.

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

Under GreenShift’s insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $2,500. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

EMPLOYEES

GreenShift Corporation currently has 15 full-time employees as of March 30, 2012. In addition to its executive officers, GreenShift employs sales personnel, staff engineers, process managers, maintenance managers, administrative personnel and general facility technicians. There is no union representation for any of our employees.

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

Our business is highly impacted by commodity price volatility, primarily in the market for corn oil. The current market price for corn oil is more than about $3.40 per gallon, up significantly from its trailing four year average. While demand for extracted corn oil is strong in the biodiesel and multiple other markets, decreases in the price of corn oil will have a negative impact on the amount of cash we are able to produce from our operating activities. Any such decreases may adversely affect our results of operations and financial position.

RISKS ATTENDANT TO OUR BUSINESS

We are a developing company with a history of net losses, and we may not achieve or maintain profitability.

We have had a history of operating losses, and may in the future incur operating losses which could be substantial. Although our current licenses may provide sufficient revenue to bring us to profitability, we may not be able to sustain or increase profitability thereafter, which could negatively affect the trading price of our common stock. We have incurred net losses since our inception, including a loss of $12 million in 2010. As of December 31, 2011, we had stockholders' deficit of $41 million, about $30 million of which is due to current obligations convertible into Company stock. We are a developing company and, to date, our revenues have been extremely limited.

The ethanol industry is highly dependent on government usage mandates affecting ethanol production and favorable tax benefits for ethanol blending and any changes to such regulation could adversely affect the market for ethanol and, derivatively, our results of operations.

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The RFS mandate level for conventional biofuels for 2012 of 13.2 billion gallons approximates current domestic production levels. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS. Any significant increase in production capacity beyond the RFS level might have an adverse impact on ethanol prices. Additionally, the RFS mandate with respect to ethanol derived from grain could be reduced or waived entirely. A reduction or waiver of the RFS mandate could adversely affect the prices of ethanol and our future performance. The RFS Flexibility Act was introduced on October 5, 2011 in the U.S. House of Representatives to reduce or eliminate the volumes of renewable fuel use required by RFS based upon corn stocks-to-use ratios. The Domestic Alternative Fuels Act of 2012 was introduced on January 18, 2012 in the U.S. House of Representatives to modify the RFS to include ethanol and other fuels produced from fossil fuels like coal and natural gas. We believe the RFS is a significant component of national energy policy that reduces dependence on foreign oil by the United States. Our operations could be adversely impacted if the RFS Flexibility Act or the Domestic Alternative Fuels Act of 2012 are enacted. Referred to as the blender’s credit, the Volumetric Ethanol Excise Tax Credit, or VEETC, provided companies with a tax credit to blend ethanol with gasoline. The Food, Conservation and Energy Act of 2008, or the 2008 Farm Bill, amended the amount of tax credit provided under VEETC to 45 cents per gallon of pure ethanol and 38 cents per gallon for E85, a blended motor fuel containing 85% ethanol and 15% gasoline. The blender’s credit expired on December 31, 2011. Federal law mandates the use of oxygenated gasoline. If these mandates are repealed, the market for domestic ethanol would be diminished significantly. Additionally, flexible-fuel vehicles receive preferential treatment in meeting corporate average fuel economy, or CAFE, standards. However, high blend ethanol fuels such as E85 result in lower fuel efficiencies. Absent the CAFE preferences, it may be unlikely that auto manufacturers would build flexible-fuel vehicles. Any change in these CAFE preferences could reduce the growth of E85 markets and result in lower ethanol prices, which could adversely impact our operating results. To the extent that such federal or state laws are modified, the demand for ethanol may be reduced, which could negatively and materially affect our ability to operate profitably.

The elimination of the federal excise tax incentive program benefiting biodiesel may have a material and adverse effect on our results of operations and financial condition.

Our licensees sell the corn oil they produce with our technologies into several markets, and primarily for refining into biodiesel or renewable diesel. The production of biodiesel is made significantly more competitive by federal and state tax incentives. These incentives are meant to lower the cost of biodiesel in comparison to petroleum diesel. The biodiesel industry has been dependent on the continuation of certain federal subsidies and regulatory support. The biodiesel tax credit expired on December 31, 2011 and may not be timely renewed, if at all. The revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the market for corn oil and, derivatively, our financial condition.

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

Ethanol plants emit carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. The EPA published its final regulations on RFS2 during 2010. We believe that the final regulations grandfather existing plants at their current operating capacity. However, expansion of an ethanol producer’s plants will need to meet a threshold of a 20% reduction in GHG emissions from a 2005 baseline measurement for the ethanol over current capacity to be eligible for the RFS2 mandate. The EPA issued its final rule on GHG emissions from stationary sources under the Clean Air Act in May 2010. These final rules may require ethanol producers to apply for additional permits for existing ethanol plants. Additionally, legislation is pending in Congress on a comprehensive carbon dioxide regulatory scheme, such as a carbon tax or cap-and-trade system. In order for an ethanol producer to expand capacity, the producer may have to apply for additional permits, install advanced technology, or reduce drying of certain amounts of distillers grains. Ethanol producers may also be required to install carbon dioxide mitigation equipment or take other steps that are unknown at this time in order to comply with other future law or regulation. Compliance with future law or regulation of carbon dioxide or, if producers choose to expand their ethanol production capacities, compliance with then-current regulation of carbon dioxide, could be costly and may prevent ethanol producers from operating profitably, which may in turn have a material adverse impact on our operations and financial position. In addition, CARB has adopted a Low Carbon Fuel Standard requiring a 10% reduction in GHG emissions from transportation fuels by 2020. Additionally, an Indirect Land Use Change, or ILUC, component is included in the lifecycle GHG emissions calculation. On December 29, 2011, the U.S. District Court for the Eastern District of California issued several rulings in federal lawsuits challenging the LCFS. One of the rulings preliminarily prevents CARB from enforcing these regulations during the pending litigation. On January 23, 2012, CARB unsuccessfully attempted to appeal these rulings in the U.S. District Court for the Eastern District of California and on January 26, 2012 filed another appeal with the Ninth Circuit Court of Appeals. While this standard is currently being challenged by various lawsuits, implementation of such a standard may have an adverse impact on the market for corn-based ethanol if it is determined that in California corn-based ethanol fails to achieve lifecycle GHG emission reductions.

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

As of December 31, 2011, our total debt and accrued interest was $38 million. Our level of debt could have significant consequences to our shareholders, including the following:

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a gain from continuing operations of about $5.0 million for the year ended December 31, 2011, but $4.9 million of that gain was attributable to a one-time bonus earned in connection with the YA Corn Oil Transaction. As of December 31, 2011, the Company had about $1.4 million in cash, and current liabilities exceeded current assets by about $41 million, about $34 million of which is due to current obligations convertible into Company stock. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 30, 2012, we had approximately 15 full time equivalent employees. The number of individuals with experience in back-end corn oil extraction, a market we created, is limited; and, to the extent qualified personnel is available, we may have to offer substantial incentives in order to obtain the services of individuals with useful experience. As a result, our labor costs may be greater than they would be in a less dynamic industry. On the other hand, if we are unable to employ the qualified individuals that we will need, our business may fail.

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

Our lenders own convertible debentures issued by the Company which permit our lenders to acquire Company common stock and resell it to the public. At the current market price, our lenders could convert collectively convert their debentures into over 90% of our outstanding common stock. It is possible that resale of shares by our lenders will significantly reduce the market price for our common stock. In addition, because the market price of our common stock is currently less than its par value, the conversion price, which is a fraction of the market price, is less than par value.  Since the Company is not permitted to issue common stock for consideration less than par value, we must either incur costly penalties, or implement one or more additional reverse stock splits to insure that the conversion prices will equal or exceed the par value of our shares.

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

As of December 31, 2011, we had approximately $38 million in total debt and accrued interes. Our ability to incur additional debt could adversely affect our business and restrict our operating flexibility. While we have not current plans to do so, it is likely that the terms of any such new debt financing would include customary financial and other covenants, including restrictions on the ability to make distributions to the parent company, to guarantee the debts of the parent company and to incur liens on our subsidiaries, among others.

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

GreenShift’s corporate headquarters were previously located in New York, New York under a $10,000 per month five year lease terminating in June 2011. In an effort to further reduce costs, the Company moved out of this office in November 2010. The Company’s corporate headquarters are now located in Alpharetta, Georgia. The Alpharetta lease is a three year term that terminated on February 2012, at which time the lease was extended by another year. The monthly lease payment is $1,600.

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

OTHER MATTERS

The Company’s subsidiary, GS COES (Yorkville I), LLC, is party to an action entitled Nosan, et at v. GS COES (Yorkville I), LLC, et. al., pending as Oakland County, Michigan Circuit Court Case No. 10-110329-CK, an action by nineteen plaintiffs to recover on a guarantee secured by a pledge in support of a bridge loan arrangement under which a variety of lenders claim to be owed the aggregate principal amount of $1,734,579, plus interest for claimed breach of their subordinated loan to GS CleanTech Corporation. GreenShift Corporation and GS CleanTech Corporation are not currently parties to this action. On February 27,2012, the Court issued an oral ruling effectively dismissing this matter. A motion to enter an order dismissing the case will be heard on April 16, 2012. GS COES intends to vigorously defend this action. This case is in the discovery phase. At this stage of the proceedings, we cannot evaluate the likelihood of an unfavorable outcome. The Company is party to the matter captioned Nosan, et. al. v. GreenShift Corporation, et. al., pending in the Lenawee County, Michigan Circuit Court as Case No. 11-4292-CK, a case filed by the same nineteen plaintiffs as a companion case to Case No. 11-4069-CK. The plaintiffs filed this action after the Court denied their request to file an amended complaint in Case No. 11-4069-CK. The complaint alleges that GS CleanTech Corporation breached its obligation to repay the same $1,734,579 loan at issue in the former matter, among other related claims. This case is in the initial pleading phase, however,  we expect to file a motion to dismiss based in part on the principles of res judicata and collateral estoppel, in light of the Court's ruling in case No. 11-4069-CK. At this early stage, we cannot evaluate the likelihood of an unfavorable outcome.

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

On October 31, 2006, the Company guaranteed a secured note issued by a wholly owned subsidiary of the Company’s former subsidiary, GS AgriFuels Corporation, in the principal amount of $6,000,000 to Stillwater Asset-Backed Fund, LP. The balance due to Stillwater at December 31, 2010 was $2,071,886. This obligation is guaranteed by the Company, however, Stillwater is party to an intercreditor agreement with the Company’s senior lender which provides that no payments can be made by the Company against the balance due to Stillwater until the senior lender has been fully paid. The operations of GS AgriFuels were discontinued during 2009 and this entity was liquidated in 2010.

ITEM 4	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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

Period	High	Low

2010 First Quarter	0.30	0.20
2010 Second Quarter	0.10	0.10
2010 Third Quarter	0.50	0.40
2010 Fourth Quarter	0.20	0.10

2011 First Quarter	0.30	0.20
2011 Second Quarter	0.20	0.20
2011 Third Quarter	0.10	0.10
2011 Fourth Quarter	0.10	0.06

Title of Class	Approximate Number of Holders of Record as of March 30, 2012
Common Stock, $0.0001 par		930

The number of holders does not give effect to beneficial ownership of shares held in the street name by stock brokerage houses or clearing agents.

REVERSE SPLIT

Effective September 9, 2011, the Company completed a 1 for 1000 reverse stock split. All stock prices, share amounts, per share information, stock options and stock warrants in this Report reflect the reverse stock split.

DIVIDENDS

We have no present intention of paying dividends in the foreseeable future. Our policy for the time being is to retain earnings and utilize the funds for operations and growth. The Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions will determine future dividend policies.

SALE OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during the fourth quarter of 2011.

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fourth quarter of 2011.

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

Our corn oil extraction technologies are widely considered to be the quickest and best path for margin improvement for corn ethanol producers today. The current market value of corn oil recovered by our licensees ranges from about four to six times higher than its value without use of our patented corn oil extraction processes. Our corn oil extraction technologies increase corn-to-biofuel yields while reducing the energy and greenhouse gas intensity of corn ethanol production for dry mill ethanol producers. These benefits correspond to increased ethanol producer income ranging from about $0.08 to more than $0.20 per gallon of ethanol produced, depending on the extent to which the producer uses our patented and patent-pending extraction technologies; and, ethanol producer paybacks of less than 1 year at current market prices. No technologies have been developed, commercialized and made available to corn ethanol producers in the history of the ethanol industry that begin to approach these results.

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

Plan of Operations

Our business continues to improve. We won significant new business during 2011, more than doubling the amount of ethanol production licensed to use our extraction technologies from 1.0 billion gallons per year (“BGY”) at the end of 2010 to more than 2.3 BGY of ethanol production today with our licensees at full production.

We were awarded contracts to design, build and install extraction systems for several of our licensees after extensive due diligence and third party review, including a state of the art new corn oil recovery facility in Fulton, New York for Sunoco, Inc. We helped our licensees to optimize yield while minimizing costs, which enables our licensees to extract the highest percentage of corn oil than any other infringing technology.  In support of our clients we have assisted in the marketing of the corn oil into diversified markets outside of biodiesel.  Today, only about 65% of our licensee's sell corn oil to biodiesel producers.

New patents were allowed during 2011 that we believe substantially strengthen our issued patents and ability to protect the competitive advantage of our licensees. We expanded our technology portfolio by filing new patent applications and pressing forward with exciting new innovations designed to further enhance the profitability of our licensees. We transitioned to profitability (excluding the impact of one-time bonuses).  We reduced debt by about 30% by liquidating our remaining production assets, and we have begun to service our remaining debt to our senior lender out of cash flow to supplement and offset equity conversion.

Looking forward, we will continue to work with our licensees to maximize the benefits and minimize the costs of recovering as much corn oil as possible. Our existing licensees collectively have the potential to recover more than 150 MGY of corn oil. We plan to help our licensees to achieve as much of that potential as possible while also maximizing the value and marketability of their other co-products. We will also remain focused on winning new business and increasing our licensed penetration.  To do so, we will continue to provide exceptional win-win services, the highest-performing systems packages available, and access to new technologies for further dramatic gains in licensee profitability and competitive advantage.

We will continue to expand our patent portfolio. We have many additional patents pending and we will remain committed to developing new technologies to further enhance the profitability of our licensees. And, we will stay the course in our ongoing infringement litigation but plan to expand our efforts to aggressively prosecute any entity, manager or other person infringing or inducing infringement of our technologies – all with a view towards enhancing and protecting the significant competitive advantage of our licensees.

Our financial performance for the balance of 2012 and beyond can be expected to be most significantly impacted by the rate at which our existing and new licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the costs incurred in our ongoing litigation for infringement of our patents.

A number of our licensees are in various stages of deploying or optimizing the performance of the systems needed to use our technologies.  Notwithstanding the impact of new license agreements that we may enter into or fluctuation in the market price for corn oil, we expect that our quarterly results of operations will continue to improve sequentially at least until the third or fourth quarter of 2012 as all of our existing licensees commence and achieve full production. In addition, future results may be improved by the impact of event-driven systems integration contracts as we continue to receive significant interest for our engineering and other services in connection with the design, construction, integration and modification of corn oil extraction systems and other new systems for existing and prospective licensees.

We expect to continue incurring substantial costs in connection with our ongoing litigation for infringement of our patented corn oil extraction technologies. These costs have increased during the second half of 2011 and are expected to continue to increase through the middle of 2012 in advance of trial, and as we expand our litigation to protect the competitive advantage of our licensees by prosecuting additional producers and other parties infringing our patents. These expenses may adversely affect our ability to maintain profitability and achieve our debt reduction goals. We hope to eventually eliminate our litigation expense, but we must and will take all necessary steps to bring infringement of our patents to an end. We have reserved cash for this purpose.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Total revenues for the year ended December 31, 2011 were $20.0 million as compared to $7.7 million generated during the year ended December 31, 2010. The increase in revenue during the year was due to the impact of new licenses executed during 2011, increased corn oil production by our licensees, the increased market value of corn oil, and the sale of our remaining facilities to YA Corn Oil Systems, LLC. While revenue in future periods can be expected to decrease as a result of the non-recurring nature of the results recognized in connection with the YA Corn Oil Transaction, we expect that this decrease will be offset by the concomitant decrease in costs of sales associated with the transfer of those agreements, as well as increases in revenue generated by new license agreements executed during 2011 and 2010. Revenue growth moving forward will also be affected by fluctuation in the market price for corn oil since the royalty income we generate is tied to sales of corn oil extracted by our licensees with our technologies.

Costs of sales for the year ended December 31, 2011 were $8.9 million. Costs of sales during the year ended December 31, 2010 were about $6.3 million, or about $5.0 million after a non-cash write-down of inventory in the amount of about $1.3 million. Costs of sales for 2011 comprised about 44% of revenue. These amounts compare to 82% of revenue for the same period in 2010. The increase in costs of sales during 2011 as compared to 2010 was in part due to costs incurred in connection with systems integration agreements entered into with various of our licensees and appreciation in the market price of corn oil. Gross profit for the year ended December 31, 2011 was about $11.1 million, or 56% of revenue, as compared to about $1.4 million and 18% of revenue for the same period last year. For comparison purposes, gross profit for 2010 was about $2.7 million or about 35% of revenue without the impact of the write-down noted above. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing licensees commence production and as we execute new licenses for our technologies.

Operating expenses for the years ended December 31, 2011 and December 31, 2010 were about $6.2 million and $8.7 million, respectively. Operating expenses during 2011 included $2.5 million in overhead, about $2.4 million in professional fees, $1.0 million in bad debt expense and about $119,000 in depreciation expenses. Operating expenses during 2010 included $2.7 million in overhead, about $1.7 million in professional fees, about $2.3 million incurred in connection with a write-off of construction-in-progress, about $1.1 million in depreciation expenses, and about $800,000 in development costs incurred relating to extraction systems transferred to YA Corn Oil. None of the latter three items are expected to continue moving forward given the fact that we no longer build and provide our licensees with the equipment they need to use our technologies. Net of these amounts, operating expenses for the year ended December 31, 2010 were about $4.5 million. Professional fees can be expected to increase moving forward as we defend against patent infringement. While we have no desire to litigate and hope to eventually eliminate this expense, we must and will take all necessary steps to bring infringement of our patents to an end. We expect to continue to incur increased expenses in this regard for the foreseeable future. However, these operating expenses can be expected to decrease overall as a percentage of revenue in future periods given the leaner cost structure associated with our streamlined licensing model, and as we realize increased economies of scale from our new licensing activities.

Our operating income during the year ended December 31, 2011 was about $5.0 million, or about $1.0 million net of the impact of the YA Corn Oil Transaction and non-recurring bad debt expenses of about $1.0 million. These amounts compare to the $7.3 million operating loss from operations that we generated during the year ended December 31, 2010 net of the non-recurring items discussed above. Our operating expenses moving forward will be primarily comprised of technology royalties, employee costs, travel, materials and other expenses incidental to execution of our license support services, general and administrative costs relating to our offices, utilities and insurance, and professional fees relating to accounting, corporate and litigation activities.

Other income for the year ended December 31, 2011 was about $2.8 million, as compared to other expense of about $4.5 million from 2010. The amount for 2011 included about $3.6 million in accrued interest and was offset by about a gain of about $8.1 million upon debt extinguishment. The amount for 2010 included about $3.9 million in accrued interest, about $1.5 million in expenses associated with the conversion features embedded in the Company’s outstanding convertible debentures, and was offset by about $815,000 in non-cash gain upon debt extinguishment.

Net income for the year ended December 31, 2011 was about $7.9 million as compared to a net loss of about $12 million from the same period in 2010, and included the non-cash and non-recurring items discussed above. Interest expenses and expenses associated with the conversion features of our convertible debt can be expected to decrease and to eventually be eliminated as we reduce and fully satisfy our convertible debt obligations. Interest payable to YA Global decreased during 2010 from an average rate of 12% to 6% per year in connection with YA Corn Oil Transaction. Our annual interest expense is now expected to be about $1.8 million, or about 50% less than the interest expense we incurred during 2011.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features are calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to various lenders was about $34 million as of December 31, 2011, and corresponded to conversion liabilities of about $2.6 million. We recognized additional interest expense of about $25,000 for accretion of the debt discount during 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of about $41 million at December 31, 2011, about $37 million of which was attributable to current obligations convertible into Company common stock. Our primary sources of liquidity during 2011 included cash from the licensing activities discussed above in Results of Operations as well as proceeds from issuance of debt. During the year ended December 31, 2011, we produced about $1.8 million in net cash from operating activities and about $2.5 million in net cash from investing activities, and we used about $2.9 million in net cash in financing activities. During the year ended December 31, 2010, we received and used $3.8 million from financing activities to subsidize $3.7 million in net cash used in our operating activities and about $98,000 used in our investing activities. Our cash balance at both the beginning and end of 2011 was about $39,000 and $1.4 million, respectively.

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

We owe about $27.6 million in debt to YA Global and its assignees and about $4.5 million to related parties. Our debt to YA Global and our related party lenders matures on December 31, 2012. In February 2012, we entered into an amended agreement with YA Global pursuant to which we agreed to begin servicing our debt to YA Global with cash payments of about $1.6 million during 2012 to supplement and offset equity conversion. We are otherwise not required to pay any of these amounts in cash in advance of the maturity date for the debt, and the lenders have primarily sought repayment in the form of common stock issued upon the conversion of debt. Despite this feature, repayment of the balance of these obligations in cash is an important objective for us moving forward, and we hope to complete a financing during 2012 to refinance and recapitalize all of our remaining convertible obligations.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GreenShift Corporation

We have audited the accompanying balance sheets of GreenShift Corporation as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2011. GreenShift’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenShift Corporation as of December 31, 2011, and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency as of December 31, 2011. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company
Somerset, NJ
March 30, 2012

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011

	12/31/2011	12/31/2010
ASSETS

Current Assets:
Cash	$1,364,994	$18,420
Accounts receivable, net of doubtful accounts	1,956,377	194,571
Inventories, net	1,153,357	1,275,815
Prepaid expenses and other assets	41,418	644,781
Total current assets	4,516,146	2,133,587

Other Assets:
Property and equipment, net	--	8,746,240
Intangible assets, net	127,215	516,131
Minority investments	2,501,324	2,501,324
Note receivable	--	500,000
Deposits	51,910	47,571
Assets to be disposed, net of current	--	7,500
Total other assets	2,680,449	12,318,766

TOTAL ASSETS	7,196,595	14,452,353

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,697,216	4,657,016
Accrued expenses	2,602,476	1,789,800
Accrued expenses – deferred employee compensation	1,333,380	2,012,876
Accrued interest payable	3,925,884	3,608,050
Accrued interest payable – related party	69,909	1,057,052
Deferred revenue	1,197,404	300,396
Current portion of long term debt	1,806,316	1,846,575
Current portion of convertible debentures, net	30,330,995	858,713
Convertible debentures – related party	--	4,985,001
Current liability for conversion feature	11,111	--
Amounts due to minority shareholders	750,472	839,669
Liabilities of discontinued operations, current	(137,000)	316,133
Total current liabilities	45,862,163	22,271,281

Long term Liabilities:
Asset retirement obligation	--	651,182
Liability for preferred stock – related party	944,471	938,641
Convertible debentures – related party	4,531,000	--
Convertible debentures, net of current	--	45,737,327
Total long term liabilities	5,475,471	47,327,150

Total Liabilities	51,337,634	69,598,431

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectively	2,481	2,481
Series D: 862,262 and 791,034 shares issued and outstanding, respectively	862	791
Common stock: $0.0001 par value, 20,000,000,000 authorized 18,098,873 and
1,398,670 shares issued and outstanding, respectively	1,809	1,398
Additional paid in capital	117,027,377	113,922,918
Accumulated deficit	(161,173,568)	(169,073,666)
Total stockholders’ equity (deficit)	(44,141,039)	(55,146,078)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,196,595	$14,452,353

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

                                Twelve Months Ended
	12/31/2011	12/31/2010

Revenue	$15,057,409	$7,736,741
Performance bonuses	4,986,568	--
Total revenue	20,043,977	7,736,741

Cost of goods sold	8,797,145	5,007,427
Loss on inventory valuation	121,815	1,315,315
Gross profit	11,125,017	1,413,999

Operating expenses:
Sales, general and administrative expenses	5,126,524	6,353,191
Bad debt expense	1,033,071	29,939
Loss on write-down of assets	--	2,296,417
Total operating expenses	6,159,595	8,679,547

Income (loss) from operations	4,965,595	(7,265,549)

Other Income (Expense):
Gain on extinguishment of debt	8,108,132	815,181
Gain (loss) on sale of asset	(222,199)	--
Liquidated damages	(850,000)	--
Other expense	(1,296,795)	--
Amortization of debt discount & deferred financing	(25,000)	(30,261)
Miscellaneous income	472,697	73,461
Change in conversion liabilities	140,092	(889,784)
Change in conversion liabilities- affiliate	37,580	(599,577)
Interest expense - affiliate	(832,625)	(863,105)
Interest expense	(2,768,839)	(3,034,258)
Total other income (expense), net	2,763,043	(4,528,343)

Income (loss) before provision for income taxes	7,728,465	(11,793,891)

(Provision for)/benefit from income taxes	--	(20)
Income (loss) from continuing operations	7,728,465	(11,793,911)

Discontinued Operations:
Gain from disposal of discontinued operations	--	67,803
Income (loss) from discontinued operations	171,633	(414,284)
Total income (loss) from discontinued operations	171,633	(346,481)

Net income (loss) attributable to common shareholders	$7,900,098	$(12,140,392)

Weighted average common shares outstanding, basic	15,205,062	2,538,217
Weighted average common shares outstanding, diluted	16,695,099	2,538,217

Earnings (Loss) per Share-Basic:
Income (loss) from continuing operations	$0.52	$(4.65)
Income (loss) from discontinued operations	0.01	(0.14)
Net income (loss) per share – basic	0.53	(4.78)

Earnings (Loss) per Share Diluted
Income (loss) from continuing operations	$0.62	$(4.65)
Income (loss) from discontinued operations	0.01	(0.14)
Net income (loss) per share - diluted	0.63	(4.78)
The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

	Series B Preferred		Series D Preferred		Series E Preferred
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	2,480,544	$2,481	799,954	$800	--	--

Conversion of Series B preferred stock to common	--	--	--	--	--	--
Conversion of Series D preferred stock to common	--	--	(8,920)	(9)	--	--
Stock issued upon conversion of debentures	--	--	--	--	--	--
Stock issued for repayment of accounts payable	--	--	--	--	--	--
Stock issued for services	--	--	--	--	--	--
Conversion of obligation to minority shareholders	--	--	--	--	--	--
Transfer of investments in subsidiaries to affiliate	--	--	--	--	--	--
Change in conversion liabilities due to conversion of debt	--	--	--	--	--	--
Forgiveness of affiliate debt	--	--	--	--	--	--
Net income (loss)	--	--	--	--	--	--
Balance at December 31, 2010	2,480,544	$2,481	791,034	$791	--	--

Conversion of Series D preferred stock to common	--	--	(346)	--	--	--
Cancellation of Series D preferred stock	--	--	71,574	71	--	--
Stock issued upon conversion of debentures	--	--	--	--	--	--
Stock issued for services	--	--	--	--	--	--
Conversion of obligation to minority shareholders	--	--	--	--	--	--
Change in conversion liabilities due to conversion of debt	--	--	--	--	--	--
Forgiveness of affiliate debt	--	--	--	--	--	--
Net income (loss)	--	--	--	--	--	--
Balance at December 31, 2011	2,480,544	$2,481	862,262	$862	--	--

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2009	477,362	$48	$93,070,889	$(156,933,274)	$(63,859,056)

Conversion of Series B preferred stock to common
Conversion of Series D preferred stock to common	9,000,000	900	(891)	--	--
Stock issued upon conversion of debentures	4,372,429	437	2,913,429	--	2,913,867
Stock issued for repayment of accounts payable	1,000	--	2,000	--	2,000
Stock issued for services	2,500	--	7,500	--	7,500
Conversion of obligation to minority shareholders	127,380	13	32,437	--	32,450
Transfer of investments in subsidiaries to affiliate	--	--	17,822,476	--	17,822,476
Change in conversion liabilities due to conversion of debt	--	--	455,943	--	455,943
Forgiveness of affiliate debt	--	--	(380,867)	--	(380,867)
Net income (loss)	--	--	--	(12,140,392)	(12,140,392)
Balance at December 31, 2010	13,980,671	$1,398	$113,922,916	$(169,073,666)	$(55,146,078)

Conversion of Series D preferred stock to common	848,765	85	(85)	--	--
Cancellation of Series D preferred stock	(9,000,000)	(900)	1,063,137	--	1,065,308
Stock issued upon conversion of debentures	10,985,010	1,098	1,146,604	--	1,147,702
Stock issued for services	839,427	84	92,253	--	92,337
Conversion of obligation to minority shareholders	445,000	45	44,456	--	44,500
Change in conversion liabilities due to conversion of debt	--	--	525,470	--	525,470
Forgiveness of affiliate debt	--	--	229,625	--	229,625
Net income (loss)	--	--	--	7,900,098	7,099,098
Balance at December 31, 2011	18,098,873	$1,809	$117,027,377	$(161,173,568)	$(44,141,039)

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

Twelve Months Ended
	12/31/2011	12/31/2010
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$7,900,098	(12,140,392)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on disposal of discontinued operations	--	(67,803)
Depreciation and amortization	115,311	1,087,150
Amortization of intangibles	24,630	110,345
Amortization of debt discount and deferred financing costs	25,000	30,261
Non-cash payment of performance bonus applied to convertible debentures	(4,986,568)	--
Non-cash expense associated with convertible debentures	1,667,046	--
Loss (gain) on extinguishment of debt	(8,108,132)	(815,181)
Loss on sale of assets	222,199	--
Change in net assets of disposal group	7,500	577,071
Change in conversion liabilities	(177,672)	1,491,734
Stock based compensation	--	7,500
Write-down of assets	--	2,296,417
Accretion of asset retirement obligation	--	39,976
Interest accretion on notes receivable	(53,852)	(72,000)
Expenses incurred by issuance of debentures	236,024	--
Issuance costs – liability for Series F Preferred Stock	--	497,545
Bad debt expense	1,007,015	29,939
Change in inventory valuation	121,815	1,315,315

Changes in operating assets and liabilities:
Restricted cash	--	--
Prepaid expenses	82,905	(211,246)
Deposits	(4,340)	(10,022)
Costs in excess of earnings	439,248	--
Deferred revenue	897,007	300,396
Accrued interest	2,675,321	3,025,532
Accrued interest – related party	687,155	863,105
Minority interest	(44,697)
Accounts payable and accrued expenses	1,845,611	111,293
Net cash provided by (used in) operating activities	1,809,804	(1,709,604)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of inventory components	643	--
Proceeds from sale of property, plant and equipment	2,500,000	--
Additional to and acquisition of property, plant and equipment	(13,739)	122,235
Loans to related party	(13,019)	(336,123)
Net cash provided by (used in) investing activities	2,473,885	(213,888)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable – related party	(89,437)	--
Proceeds from convertible debentures – related party	80,229	1,902,497
Payments on convertible debentures – related party	(2,500,000)
Repayment of convertible debentures – related party bridge	(427,909)	--
Net cash provided by (used in)financing activities	(2,937,116)	1,902,497

Net increase (decrease) in cash	1,346,574	(20,995)
Cash at beginning of period	18,420	39,415
Cash at end of period	$1,364,994	$18,420

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. Several plants were licensed to use our technologies as of the end of 2010 and during 2011. Prior to February 15, 2011, we were also party to license agreements with ethanol producers that were granted the right to use our technologies and equipment at their locations in return for royalties equal to the spread between the market price of the corn oil recovered by our licensees with our technologies and equipment and a discounted purchase price. Our sales and costs of sales include the sales and the costs of the corn oil produced by these licensees with our technologies and equipment through February 15, 2011, the effective date of the YA Corn Oil Transaction (see Note 11, Debt Obligations, below).

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the FASB amended the guidance on testing for goodwill impairment that allows an entity to elect to qualitatively assess whether it is necessary to perform the current two-step goodwill impairment test.  If the qualitative assessment determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step test is unnecessary.  If the entity elects to bypass the qualitative assessment for any reporting unit and proceed directly to Step One of the test and validate the conclusion by measuring fair value, it can resume performing the qualitative assessment in any subsequent period.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 did not have a material impact on the Company’s results of operations or financial condition.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2011, the Company had $1,364,994 in cash, and current liabilities exceeded current assets by $41,346,016. Further, the Company’s operating income for the year ended December 31, 2011 was primarily due to completion of the YA Corn Oil Transaction and the subsequent realization by the Company of non-cash bonuses totaling $4,986,568 (see Note 11, Debt Obligations, below). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to satisfy our obligations will depend on our success in obtaining financing, our success in developing revenue sources, and our success in negotiating with the creditors. Management’s plans to resolve the Company’s working capital deficit include increasing revenue. There can be no assurances that the Company will be able to eliminate its working capital deficit and that the Company’s historical operating losses will not recur. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

All significant intercompany balances and transactions were eliminated in consolidation. The financial statements for the periods ended December 31, 2011 and 2010 have been consolidated to include the accounts of the Company and its subsidiaries.

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

RECEIVABLES AND CREDIT CONCENTRATION

Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 90 days old are evaluated for delinquency. In addition, we consider historical bad debts and current economic trends in evaluating the allowance for bad debts. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. The carrying amount of accounts receivable has been reduced by a valuation allowance that has been set up in the amount $1,007,015 and $29,939 as of December 31, 2011 and 2010, respectively. Management will continue to review the valuation allowance on a quarterly basis.

INVENTORIES

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company’s licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at December 31, 2011 and 2010 consist of the following:

	2011	2010

Equipment inventory	$1,153,357	$1,275,815

During the year ended December 31, 2011, the Company re-evaluated the inventory on its books and determined that a write-down to market was necessary.  As a result, the Company wrote down inventory by $121,815, which was expensed under cost of goods sold as a loss on inventory valuation.

During the year ended December 31, 2010, the Lakota construction in progress project was cancelled and the $2,248,302 in related equipment from that project was transferred into inventory, and  the Company re-evaluated the inventory on its books and determined that a write-down to market was necessary.  As a result, the Company wrote down inventory by $1,315,315, which was expensed under cost of goods sold as a loss on inventory valuation. During the year ended December 31, 2010, the Company wrote off its $69,000 inventory deposit and recognized a $69,000 impaired inventory deposit expense.

ASSET RETIREMENT OBLIGATIONS

In accordance with ASC 410-20, Asset Retirement Obligations, the Company recognizes the fair value of the liability for an asset retirement obligation, which is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The fair value of the liability is estimated using projected discounted cash flows. In subsequent periods, the retirement obligation is accreted to its future value, which is the estimate of the obligation at the asset retirement date. The liability is accreted to its present value each period, and the capitalized cost is depreciated or depleted over the useful lives of the respective assets. If the liability is settled for an amount other than the recorded amount, a gain or loss would be recognized at such time. The Company’s asset retirement obligations totaled $0 and $691,435 at December 31, 2011 and 2010, respectively.

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

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for its goodwill and intangible assets pursuant to ASC 350-20-55-24, “Intangibles – Goodwill and Other”. Under ASC 350, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology. Intangibles with definite lives are subject to impairment testing in the event of certain indicators. Impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.  At December 31, 2011, the Company’s balance sheet included intangible assets with an aggregate carrying value of $127,215 as compared to $516,131 at December 31, 2010. During the year ended December 31, 2010, the Company recorded an impairment of goodwill in the amount of $7,281,993 related to the acquisition of BIG.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, “Earnings per Share,” whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the year ended December 31, 2011, we reported net income and accordingly included potentially dilutive instruments in the fully diluted net income per share calculation on the assumption that all convertible instruments have been full converted. However, we reported net losses during year ended December 31, 2010, and, in accordance with ASC 260, dilutive instruments were excluded from the net loss per share calculation for such periods.

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

Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements. We periodically review estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. The revisions to estimates or assumptions during the periods presented in the accompanying condensed consolidated financial statements were not considered to be significant.

DEFERRED REVENUE

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s licensing support services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various clients that have been recorded as deferred revenue in the amount of $1,197,404 and $300,396 as of the years ended December 31, 2011 and 2010, respectively.

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs paid to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature are reflected as a debt discount. These costs and discounts are amortized over the life of the related debt. Amortization expense related to these costs and discounts were $25,000 and $30,261 for the years ended December 31, 2011 and 2010, respectively and are included in other expense.

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

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the years ended December 31, 2011 and 2010:

Embedded conversion liabilities as of December 31, 2011:
Level 1	$--
Level 2	--
Level 3	3,068,335
Total	$3,068,335

The following table reconciles, for the period ended December 31, 2011, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative as of December 31, 2009	$4,629,312
Present value of beneficial conversion features of new debentures	325,656
Present value of beneficial conversion features of preferred stock liability	428,381
Accretion adjustments to fair value – beneficial conversion features	760,387
Reductions in fair value due to conversion of principal	(480,254)
Balance of embedded derivatives at December 31, 2010	5,663,482
Write off due to restructured terms	(1,542,609)
Present value of beneficial conversion features of new debentures	655,214
Accretion adjustments to fair value – beneficial conversion features	313,982
Reductions in fair value due to repayments/redemptions	(1,518,997)
Reductions in fair value due to principal conversions	(502,737)
Balance at December 31, 2011	$3,068,335

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

RECLASSIFICATIONS

Certain items in the financial statements have been reclassified to conform with the current year presentation. Such reclassification had no effect on net income.

NOTE 4	CONCENTRATIONS

The Company maintains cash balances with financial institutions that at times may exceed the limits insured by the Federal Deposit Insurance Corporation. Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. One customer balance represents 36% of accounts receivable; one customer's revenue represented 37% of total revenue.

NOTE 5	STOCKHOLDERS’ EQUITY

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into twenty-five shares of common stock. The holders would be entitled to cumulative dividend rights equal to that of twenty-five common shareholders upon the declaration of dividends on common stock, and have voting privileges of one vote to every one common share. At December 31, 2008, there were 2,512,219 shares of Series B Preferred Stock issued and outstanding. A total of 38,676 shares of Series B Preferred Stock were converted into 96,690 shares of Company common stock during 2009 as compensation. At December 31, 2011 and 2010, there were 2,480,544 shares of Series B Preferred Stock issued and outstanding.

SERIES D PREFERRED STOCK

Shares of the Series D Preferred Stock (the “Series D Shares”) may be converted by the holder into Company common stock. The conversion ratio is such that the full 1,000,000 Series D Shares originally issued convert into Company common shares representing 80% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). The holder of Series D Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series D Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series D Shares will receive the dividend that would be payable if the Series D Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series D Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series

D Shares had been converted into common shares. Effective September 30, 2011, Minority Interest Fund (II), LLC (“MIF”) was issued 62,500 shares of Series D Preferred Stock in partial consideration of the contribution of principal and accrued interest and various other modified terms of MIF’s agreements with the Company. The Company’s Series D Preferred Stock is beneficially owned by Viridis Capital, LLC (634,199 shares), Edward Carroll (187,500 shares), Acutus Capital, LLC (124,875 shares) and Minority Interest Fund (II), LLC (103,534 shares).

ASC 480, Distinguishing Liabilities from Equity, sets forth the requirements for determination of whether a financial instrument contains an embedded derivative that must be bifurcated from the host contract, therefore the Company evaluated whether the conversion feature for Series D Preferred Stock would require such treatment; one of the exceptions to bifurcation of the embedded conversion feature is that the conversion feature as a standalone instrument would be classified in stockholders’ equity. Management has determined that the conversion option would not be classified as a liability as a standalone instrument, therefore it meets the exception for bifurcation of the embedded derivative under ASC 815, Derivatives and Hedging. ASC 815 addresses whether an instrument that is not under the scope of ASC 480  would be classified as liability or equity; one of the factors that would require liability classification is if the Company does not have sufficient authorized shares to effect the conversion. If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company. The majority of the Company’s outstanding shares of Series D Preferred Stock are owned by Viridis Capital, LLC, an entity controlled by Kevin Kreisler, the chairman and chief executive officer of the Company. If all the Series D shares held by Viridis Capital were converted and exceeded the number of authorized common shares, there would be no contingent factors or events that a third party could bring up that would prevent Mr. Kreisler from authorizing the additional shares. There would be no need to have to go to anyone outside the Company for approval since Mr. Kreisler, through Viridis Capital, is the Company’s majority shareholder. As a result, the share settlement is controlled by the Company and with ASC 815. The Company assessed all other factors in ASC 815  to determine how the conversion feature would be classified.

SERIES F PREFERRED STOCK

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock with a face value of $10 per preferred share. The Series F preferred shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the Series F preferred shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion Series F preferred shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 14, Guaranty Agreements, below). The Company accounted for the Series F preferred shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible Series F preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares.  The Company determined the value of the Series F preferred shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the year ended December 31, 2010, the Company recognized a total expense of $925,926 based on the grant date value. During the year ended December 31, 2011, the Company recognized a reduction in conversion liability at present value of $61,046 for the redemptions that occurred via payments of royalties under the agreement and recorded an expense of $66,876 for the accretion to fair value of the conversion liability for the period. The carrying value of the liability for the Series F shares was $944,472 at December 31, 2011, including the grant date value plus the accretion less redemptions of the conversion liability during the year. The liability for the conversion feature shall increase from its present value of $446,927 at December 31, 2011 to its estimated settlement value of $1,079,339 at June 10, 2020.

The only conditions under which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

STOCK OPTIONS

The Company accounts for stock and stock options issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company’s stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. The Company adopted the provisions of ASC 505, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 505, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Activity under the plan and issuances of options and/or warrants for the years ended December 31, 2011 and 2010 is as follows:

	Number of Shares	Wt. Avg. Exercise Price
Outstanding at December 31, 2009	99,663	$49.19
Granted at fair value
Forfeited
Exercised
Outstanding at December 31, 2010	99,663	49.19

Granted at fair value
Forfeited
Exercised
Outstanding at December 31, 2011	99,663	$49.19
Exercisable

COMMON STOCK

The Company completed a 1 for 1,000 reverse stock split on September 9, 2011. This stock split became effective under applicable laws on September 9, 2011. All stock prices, share amounts, per share information, stock options and stock warrants in this report reflect the impact of the reverse stock split. Every thousand shares of issued and outstanding Company common stock was automatically combined into one issued and outstanding share of common stock, without any change in the par value per share.  All fractional shares resulting from the reverse split were rounded to a full share.

During the years ended December 31, 2011 and December 31, 2010, the Company issued a total of  10,977,016 shares and 437,243 shares of common stock, respectively, upon conversion in each year of $901,678 and $2,913,866, respectively,  of amounts due pursuant to the Company’s various convertible debentures (see Note 11, Debt Obligations, below).

NOTE 6	DISCONTINUED OPERATIONS

The Company’s former specialty equipment manufacturing operations (“GS Design”) were discontinued during the fourth quarter 2009, at which time all assets were liquidated at auction. The proceeds of the auction were applied to reduction of secured obligations due to the Ottoville Bank Company and YA Global Investments, L.P. The financial results of discontinued subsidiaries are presented as discontinued operations during the year ended December 31, 2010. In addition, the Company recorded $47,095 in income during the year ended December 31, 2011 in connection with a gain on extinguishment of obligations previously due. The components of the loss from discontinued operations for year ended December 31, 2010 are as follows:
	2011	2010
Revenue	$--	$--
Cost of revenue	--	--
Gross profit	--	--

Selling, general and administrative expenses	--	27,894
Gain (loss) on equipment disposal	--	(147,581)
Income (loss) from operations		119,687

Other income (expense):
Interest expense	--	27,477
Debt forgiveness	--	--
Amortization of debt discount	--	--
Miscellaneous income	--	47,095
Gain on extinguishment of debt	--	(608,542)
Total other income (expense)		(533,970)

Income (loss) before provision for income taxes	--	(414,283)
Total benefit (provision) for tax		--
Net income (loss)	$--	$(414,283)

NOTE 7	DEPOSITS

The Company has total deposits in the amount of $51,910 and $47,571 as of the years ending December 31, 2011 and 2010.

NOTE 8	GOODWILL AND INTANGIBLE ASSETS

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

The Company’s intangible assets at December 31, 2011 and 2010, respectively, include the following:

	2011	2010
License fees	$150,000	$750,000
Patent	50,000	50,000
Website	45,076	45,076
Accumulated amortization	(117,861)	(328,945)
Intangible assets, net	$127,215	$516,131

Amortization of intangible assets was $110,346 and $174,001 for the twelve months ended December 31, 2011 and 2010 respectively. Estimated amortization expense for future years is as follows:

2012	$24,631
2013	24,631
2014	24,631
2015	24,631
2016	25,488
Thereafter	3,203
Total	$127,215

The changes in the carrying amount of goodwill during the year ended December 31, 2010 were as follows:

Balance at January 1, 2009	$8,364,456
Goodwill acquisition	7,703,720
Impairment/loss	(16,068,176)
Balance at December 31, 2010	$--

NOTE 9	PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following:

	2011	2010
Furniture and fixtures	$46,223	$32,484
Machinery and equipment	75,634	75,634
Computer equipment	35,584	35,584
Processing equipment	--	11,413,724
Sub-total	157,441	11,557,426
Less accumulated depreciation	(157,441)	(2,811,186)
Total	$--	$8,746,240

During the year ended December 31, 2010, the Lakota construction in progress project was cancelled and the $2,248,302 in related equipment from the Lakota project was transferred into inventory. At December 31, 2011, and 2010, total construction in progress related to the Company’s corn oil extraction systems was $0. Depreciation charged to operations was $115,311 and $1,087,150 for the years ended December 31, 2011 and 2010, respectively. On January 4, 2010, the Company announced its execution of an agreement with Global Ethanol, LLC (“Global”), pursuant to which the Company granted Global the right to use GreenShift’s patented corn oil extraction technologies at Global’s 100 million gallon ethanol plant in Lakota, Iowa. Under the terms of the agreement, Global directly built a facility based on the Company’s patented corn oil extraction technologies designed to extract more than 2.2 million gallons per year of corn oil in return for an ongoing royalty payment. As a result, the Lakota project was cancelled and the $2,248,302 in related equipment from the Lakota project was transferred from construction in progress to inventory. During its yearly review process, the Company wrote off $2,296,417 in construction in progress for the year ended December 31, 2010 that was deemed fully impaired.  During the year ended December 31, 2011, the Company liquidated its interest in its remaining corn oil extraction systems for a total of $12.5 million located in Indiana, Iowa, New York and Wisconsin (see Note 11, Debt Obligations, below).

NOTE 10	DEFERRED REVENUE

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s licensing support services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various clients that have been recorded as deferred revenue in the amount of $1,197,404 and $300,396 as of the years ended December 31, 2011 and 2010, respectively.

NOTE 11	DEBT OBLIGATIONS

The following is a summary of the Company’s financing arrangements as of December 31, 2011 and 2010:

	2011	2010
Current portion of long term debt:
Asset retirement obligation, current	$--	$40,253
Mortgages and other term notes	21,743	21,743
Current portion of notes payable	50,000	50,000
Current portion of subsidiary notes payable	1,734,579	1,734,579
Total current portion of long term debt	1,806,322	1,846,575

Asset retirement obligation	--	651,182

Current portion of convertible debentures:
Note discounts	--	(35,196)
YA Global Investments, L.P., 6% interest, conversion at 90% of market	21,532,558	--
Andypolo, LP, 6% interest, conversion at 90% of market	4,391,643	--
Barry Liben, 6% interest, conversion at 90% of market	111,000	--
Circle Strategic Allocation Fund, LP, 6% interest, conversion at 90% of market	341,500	--
EFG Bank, 6% interest, conversion at 90% of market	190,000	--
Epelbaum Revocable Trust, 6% interest, conversion at 90% of market	385,000	--
Judy Klein, 6% interest, conversion at 90% of market	34,000	--
JMC Holdings, LP, 6% interest, conversion at 90% of market	234,164	--
Dr. Michael Kesselbrenner, 6% interest, conversions at 90% of market	18,500	--
MD Global Partners, LLC, 6% interest, conversions at 90% of market	10,000	--
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	70,266	--
Susan Schneider, 6% interest, conversions at 90% of market	20,500	--
Saul Skoler, IRA, 6% interest, conversions at 90% of market	28,500	--
Stuttgart, LP, 6% interest, conversion at 90% of market	271,237	--
Yorkville Advisors (GP), LLC, 6% interest, conversion at 90% of market	70,718	--
Convertible debentures to Minority Interest Fund (II), LLC	--	3,998,326
Convertible debentures to Viridis Capital, LLC	--	518,308
Convertible debentures to JMJ Financial Corp	--	481,748
Convertible debentures to Mammoth Corporation	--	59,489
Convertible debentures to E-Lionheart Associates	--	40,000
Conversion liabilities	2,621,409	791,039
Total current portion of convertible debentures	30,330,995	5,843,714

Long term convertible debentures:
YA Global Investments, L.P., 6% interest, conversion at 90% of market	--	41,305,979
Acutus Capital, LLC, 6% interest, no conversion discount	940,000	--
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	1,482,844	--
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	1,519,217	--
Viridis Capital, LLC, 6% interest, no conversion discount	237,939	--
Related Party Debenture, 6% interest, no conversion discount	251,000	--
Related Party Debenture, 6% interest, no conversion discount	100,000	--
Conversion liabilities	--	4,431,348
Total long term convertible debentures	4,531,000	45,737,327

A total of $32,240,586 in principal from the convertible debt noted above is convertible into the common stock of the Company (see Note 11, Debt Obligations). The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements as of December 31, 2011 and the Company’s ability to meet such obligations:

Year	Amount
2012	$29,515,908
2013	4,531,000
2014	--
2015	--
2016	--
Thereafter	--
Total minimum payments due under current and long term obligations	$34,046,908

YA GLOBAL INVESTMENTS, L.P.

On June 17, 2010, the Company and its subsidiaries signed a series of agreements with YA Global Investments, L.P. (“YA Global”) to reduce convertible debt due from the Company to YA Global (the “YACO Agreements”). On July 30, 2010, the Company and YA Global entered into an agreement pursuant to which the transactions contemplated by the YACO Agreements (the “YA Corn Oil Transaction”) were to close effective August 1, 2010 (the “Effective Date”) subject to satisfaction of certain closing conditions. The conditions to effectiveness of this transaction were satisfied and the transaction was deemed effective for reporting purposes as of February 15, 2011. Since the conditions of closing were not satisfied as of December 31, 2010, the Company’s results of operations for the year ended December 31, 2010 were reported on the basis that the closing of the YA Corn Oil Transaction had not occurred as of such date. The YACO Agreements provided for various GreenShift-

owned corn oil extraction facilities based on GreenShift’s patented and patent-pending technologies to be transferred as of August 1, 2010 to a newly formed entity, YA Corn Oil Systems, LLC (“YA Corn Oil”). In exchange, $10,000,000 of the convertible debt issued by GreenShift to YA Global was deemed satisfied as of August 1, 2010. The conditions for the YA Corn Oil Transaction were satisfied as of February 15, 2011, and the Company subsequently earned a performance bonus of $2,486,568 as of February 28, 2011 and another bonus of $2,500,000 as of March 31, 2011. The Company recognized a $5.8 million gain on extinguishment of debt and reduced liabilities for asset retirement obligation and accounts payable by an additional $847,000 as a result of the completion of the YA Corn Oil Transaction. The performance bonuses earned during 2011 were recognized as revenue and applied to reduction of the Company’s convertible debt with YA Global pursuant to the terms of the YACO Agreements. Certain indemnification events subsequently occurred, resulting in the Company recording an accrued expense of about $2.1 million during the year ended December 31, 2011. The Company entered into an Amended and Restated Management Agreement with YA Corn Oil on January 17, 2012, pursuant to which the foregoing amounts were reconciled, resulting in the payment to YA Global of such expense in the form of convertible debt. The Company's accrual is evaluated at the completion of each reporting period, and additional expense or income will be recognized in the future should an event come to pass which either justifies reduction or removal of the liquidated damages accrual, or otherwise gives rise to an actual or a potential, but determinable, expense.

In connection with the completion of the YA Corn Oil Transaction, the Company issued YA Global an amended and restated convertible debenture in the amount of $33,308,023, inclusive of previously accrued interest (the “A&R Debenture”). The A&R Debenture matures on December 31, 2012 and bears interest at the rate of 6% per annum. YA Global has the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date. YA Global will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the Company’s outstanding common shares. The A&R Debenture is additionally subject to ongoing compliance conditions, including the absence of change of control events and timely issuance of common shares upon conversion. The difference between August 1, 2010 date of the YACO Agreements and the February 15, 2011 effective date for reporting purposes resulted in an increased interest expense of $915,464 as of December 31, 2010 that was subsequently, on February 15, 2011, eliminated in connection with the completion of the YA Corn Oil Transaction.

During the year ended December 31, 2011, YA Global subdivided the A&R Debenture and assigned to a total of sixteen of its equity-holders portions of the A&R Debenture totaling $6,281,394 principal, which assignments reduced the balance due to YA Global alone under the A&R Debenture as of December 31, 2011. $6,177,028 of the portion of the A&R Debenture assigned by YA Global remained outstanding at December 31, 2011. The Company accounted for the A&R Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company had determined the fair value of the A&R Debenture at December 31, 2010 to be $45,908,129 which represented the face value of the debenture plus the present value of the conversion feature. During the year ended December 31, 2011, the Company recognized a reduction in conversion liability relating to the A&R Debenture at a present value of $1,542,609 for the conversion liability portion of the gain on extinguishment of debt, of $7,125 for the conversions during the period, and $1,074,660 for assignments and/or repayments during the period and recorded an expense of $185,815 for the accretion of the present value of the conversion liability for the period. The carrying value of the A&R Debenture was $23,525,327 at December 31, 2011, including principal of $21,532,558 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $1,992,769 at December 31, 2011 to its estimated settlement value of $2,170,286 at December 31, 2012. Interest expense of $2,035,708 for the A&R Debenture was accrued for the year ended December 31, 2011.

RELATED PARTY OBLIGATIONS

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate principal amount of $3,988,326 (the “MIF Debenture”). Prior to September 30, 2011, MIF was entitled to convert the accrued interest and principal of the MIF convertible debenture into common stock of the Company at a conversion price equal to 80% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. During the nine months ended September 30, 2011, MIF converted $545,624 of the principal balance and interest due to MIF into 6,385,921 shares of Company common stock. The Company accounted for the MIF Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MIF Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the MIF Debenture at December 31, 2010 to be $4,407,852 which represented the face value of the debenture of $3,988,326 plus the present value of the conversion feature. During the year ended December 31, 2011, the Company recognized a reduction in the conversion liability at present value of $88,734 for the conversions and recorded income of $7,278 for the fair value of new advances less assignments plus the accretion to fair value of the conversion liability. Due to the elimination of the conversion discount at September 30, 2011, and the related conversion liability, the carrying value of the MIF Debenture consisted of $3,002,061 in principal at December 31, 2011. The elimination of the conversion liability was recorded as contributed capital of $323,514.  Interest expense of $45,480 for these obligations was accrued for the year ended December 31, 2011.

As of December 31, 2010, the Company had convertible debentures payable to Viridis Capital, LLC in an aggregate principal amount of $518,308 (the “Viridis Debenture”). Prior to September 30, 2011, Viridis was entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. The Company accounted for the Viridis Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Viridis Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Viridis Debenture at December 31, 2010 to be $577,149 which represented the face value of the debenture of $518,308 plus the present value of the conversion feature. The increase in the debenture during the year ended December 31, 2010 was due to Viridis’ payments to YA Global on behalf of the Company, totaling $257,229, which amount was applied to reduce the Company’s balance with YA Global under the A&R Debenture. The Company recognized a reduction in conversion liabilities at present value of $36,430 for reductions during the period, and recorded an expense of $297 for the accretion to fair value of the conversion liability for the year ended December 31, 2011. Viridis assigned $112,020 of the Viridis Debenture to a related party during the year ended December 31, 2011. Due to the elimination of the conversion discount during the year ended December 31, 2011 and the related conversion liabnility, the carrying value of the Viridis Debenture consisted of $237,939 in principal at December 31, 2011. The elimination of the conversion liability was recorded as contributed capital of $22,708.  Interest expense of $3,598 for these obligations was accrued for the year ended December 31, 2011.

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

The restated balances due to MIF and Viridis at September 30, 2011, were $3,017,061 and $237,939, respectively.  No interest was payable to either MIF or Viridis after these amendments. These transactions additionally resulted in the assignment of $1,090,000 and $351,000 in convertible debt to Acutus Capital, LLC (“Acutus”) and family members of the Company’s chairman, respectively, for cash investments previously provided to the Company.

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

OTHER CONVERTIBLE DEBENTURES

During the year ended December 31, 2011, YA Global assigned $4,391,643 in convertible debt to Andypolo, LP (“Andypolo” and the “Andypolo Debenture”). Andypolo shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Andypolo Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Andypolo Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Andypolo Debenture upon assignment to be $4,809,790 which represented the face value of the debenture of $4,391,643 plus the present value of the conversion feature. During the year ended December 31, 2011, the Company recorded an expense of $29,920 for the accretion to fair value of the conversion liability for the period. The carrying value of the Andypolo Debenture was $4,839,710 at December 31, 2011, including principal of $4,391,643 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $448,067 at December 31, 2011 to its estimated settlement value of $487,961 at December 31, 2012. Interest expense of $189,141 for these obligations was accrued for the year ended December 31, 2011.

During the year ended December 31, 2011, YA Global assigned $321,237 in convertible debt to Stuttgart, LP (“Stuttgart” and the “Stuttgart Debenture”). Stuttgart shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Stuttgart Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Stuttgart Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Stuttgart Debenture upon assignment to be $351,824 which represented the face value of the debenture of $321,237 plus the present value of the conversion feature. During the year ended December 31, 2011, $50,000 in principal was converted into common stock. During the year ended December 31, 2011, the Company recorded an expense of $2,019 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $5,046 for the conversions. The carrying value of the Stuttgart Debenture was $298,796 December 31, 2011, including principal of $271,237 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $27,559 at December 31, 2011 to its estimated settlement value of $30,137ecember 31, 2012. Interest expense of $17,524 for these obligations was accrued for the year ended December 31, 2011.

During the year ended December 31, 2011, YA Global assigned $263,498 in convertible debt to JMC Holdings, LP (“JMC” and the “JMC Debenture”). JMC shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the JMC Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMC Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the JMC Debenture upon assignment to be $288,876 which represented the face value of the debenture of $261,070 plus the present value of the conversion feature. During the year ended December 31, 2011, $73,554 in principal was converted into common stock. During the year ended December 31, 2011, the Company recorded an expense of $1,208 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $7,130 for the conversions. The carrying value of the JMC Debenture was $212,869 at December 31, 2011, including principal of $193,414 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $19,456 at December 31, 2011 to its estimated settlement value of $21,491 at December 31, 2012. Interest expense of $3,115 for these obligations was accrued for the year ended December 31, 2011.

During the year ended December 31, 2011, YA Global assigned $123,893 in convertible debt to The Cascade Fund, LLP (“Cascade” and the “Cascade Debenture”). Cascade shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Cascade Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Cascade Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Cascade Debenture upon assignment to be $135,825 which represented the face value of the debenture of $123,893 plus the present value of the conversion feature. During the year ended December 31, 2011, $55,000 in principal was converted into common stock. During the year ended December 31, 2011, the Company recorded an expense of $762 for the accretion to fair value of the conversion liability for the period. During the year ended December 31, 2011, Cascade assigned the $68,893 and $1,825 in accrued interest to Yorkville Advisors, LLC.  The carrying value of the Cascade Debenture was $0 at December 31, 2011, Interest expense of $2,401for these obligations was accrued for the year ended December 31, 2011.

During the year ended December 31, 2011, YA Global assigned $70,266 in convertible debt to David Moran & Siobhan Hughes (“Moran-Hughes” and the “Moran-Hughes Debenture”). Moran-Hughes shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Moran-Hughes Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Moran-Hughes Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Moran-Hughes Debenture upon assignment to be $77,033 which represented the face value of the debenture of $70,266 plus the present value of the conversion feature. During the year ended December 31, 2011, the Company recorded an expense of $347 for the accretion to fair value of the conversion liability for the period. The carrying value of the Moran-Hughes Debenture was $77,380 at December 31, 2011, including principal of $70,266 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $7,114 at December 31, 2011 to its estimated settlement value of $7,807 at December 31, 2012. Interest expense of $2,114 for these obligations was accrued for the year ended December 31, 2011.

On September 9, 2009, JMJ Financial Corporation (“JMJ”) issued the Company a 14.4% secured promissory note in the amount of $500,000 (the “JMJ Note”) in return for $600,000 in 12% convertible debt (the “JMJ Debenture”) issued by the Company. The principal balance due under the JMJ Note was $500,000 as of September 30, 2011 and accrued interest receivable under the JMJ Note was $160,767.  The principal balance due under the JMJ Debenture was $481,748 as of September 30, 2011 and accrued interest owed under the JMJ Debenture was $135,664.  On September 2, 2011, JMJ sent notice of its election to offset the JMJ Note against the JMJ Debenture.  As a result of this offset, the Company and JMJ are both released of their liability in regards to the JMJ Note and the JMJ Debenture.  This resulted in the recognition of $246,653 in gain on extinguishment of the conversion liability.  As of December 31, 2011, the balances on the JMJ Note and the JMJ Debenture have been paid in full.  For the year ended December 31, 2011, interest expense of $43,239 for these obligations was incurred.

During the year ended December 31, 2011, YA Global assigned $111,000 in convertible debt to Barry Liben (“Liben” and the “Liben Debenture”). Liben shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Liben Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Liben Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Liben Debenture upon assignment to be $121,948 which represented the face value of the debenture of $111,000 plus the present value of the conversion feature. During the year ended December 31, 2011, the Company recorded an expense of $277 for the accretion to fair value of the conversion liability for the period. The carrying value of the Liben Debenture was $122,225 at December 31, 2011, including principal of $111,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $11,225 at December 31, 2011 to its estimated settlement value of $12,333 at December 31, 2012. Interest expense of $1,660 for these obligations was accrued for the year ended December 31, 2011.

During the year ended December 31, 2011, YA Global assigned $341,550 in convertible debt to Circle Strategic Allocation Fund, LP (“Circle Strategic” and the “Circle Strategic Debenture”). Circle Strategic shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Circle Strategic Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Circle Strategic Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Circle Strategic Debenture upon assignment to be $375,182 which represented the face value of the debenture of $341,500 plus the present value of the conversion feature. During the year ended December 31, 2011, the Company recorded an expense of $852 for the accretion to fair value of the conversion liability for the period. The carrying value of the Circle Strategic Debenture was $376,034 at December 31, 2011, including principal of $341,500 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $34,534 at December 31, 2011 to its estimated settlement value of $37,944 at December 31, 2012. Interest expense of $5,108 for these obligations was accrued for the year ended December 31, 2011.

During the year ended December 31, 2011, YA Global assigned $75,000 in convertible debt to EFG Bank (“EFG” and the “EFG Debenture”). EFG shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the EFG Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the EFG Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the EFG Debenture upon assignment to be $82,397 which represented the face value of the debenture of $75,000 plus the present value of the conversion feature. During the year ended December 31, 2011, the Company recorded an expense of $187 for the accretion to fair value of the conversion liability for the period. The carrying value of the EFG Debenture was $82,584 at December 31, 2011, including principal of $75,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $7,584 at December 31, 2011 to its estimated settlement value of $8,333 at December 31, 2012. Interest expense of $1,122 for these obligations was accrued for the year ended December 31, 2011.

During the year ended December 31, 2011, YA Global assigned an additional $115,000 in convertible debt to EFG Bank (“EFG” and the “EFG Debenture”). EFG shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the EFG Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the EFG Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the EFG Debenture upon assignment to be $126,343 which represented the face value of the debenture of $115,000 plus the present value of the conversion feature. During the year ended December 31, 2011, the Company recorded an expense of $287 for the accretion to fair value of the conversion liability for the period. The carrying value of the EFG Debenture was $126,630 at December 31, 2011, including principal of $115,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $11,630 at December 31, 2011 to its estimated settlement value of $12,778 at December 31, 2012. Interest expense of $1,720 for these obligations was accrued for the year ended December 31, 2011.

During the year ended December 31, 2011, YA Global assigned $385,000 in convertible debt to Epelbaum Revocable Trust (“Epelbaum” and the “Epelbaum Debenture”). Epelbaum shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Epelbaum Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Epelbaum Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Epelbaum Debenture upon assignment to be $422,973 which represented the face value of the debenture of $385,000 plus the present value of the conversion feature. During the year ended December 31, 2011, the Company recorded an expense of $961 for the accretion to fair value of the conversion liability for the period. The carrying value of the Epelbaum Debenture was $423,934 at December 31, 2011, including principal of $385,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $38,934 at December 31, 2011 to its estimated settlement value of $42,778 at December 31, 2012. Interest expense of $5,759 for these obligations was accrued for the year ended December 31, 2011.

During the year ended December 31, 2011, YA Global assigned $34,000 in convertible debt to Judy Klein (“Klein” and the “Klein Debenture”). Klein shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Klein Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Klein Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Klein Debenture upon assignment to be $37,354 which represented the face value of the debenture of $34,000 plus the present value of the conversion feature. During the year ended December 31, 2011, the Company recorded an expense of $85 for the accretion to fair value of the conversion liability for the period. The carrying value of the Klein Debenture was $37,439 at December 31, 2011, including principal of $34,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $3,439 at December 31, 2011 to its estimated settlement value of $3,778 at December 31, 2012. Interest expense of $509 for these obligations was accrued for the year ended December 31, 2011.

During the year ended December 31, 2011, YA Global assigned an additional $40,750 in convertible debt to JMC Holdings, LP (“JMC” and the “JMC Debenture”). JMC shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the

Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the JMC Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMC Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the JMC Debenture upon assignment to be $44,769 which represented the face value of the debenture of $40,750 plus the present value of the conversion feature. During the year ended December 31, 2011, the Company recorded an expense of $102 for the accretion to fair value of the conversion liability for the period. The carrying value of the JMC Debenture was $44,871 at December 31, 2011, including principal of $40,750 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $4,121 at December 31, 2011 to its estimated settlement value of $4,528 at December 31, 2012. Interest expense of $610 for these obligations was accrued for the year ended December 31, 2011.

During the year ended December 31, 2011, YA Global assigned $18,500 in convertible debt to Dr. Michael Kesselbrenner TTEE Money Purchase Plan (“Kesselbrenner” and the “Kesselbrenner Debenture”). Kesselbrenner shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Kesselbrenner Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Kesselbrenner Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Kesselbrenner Debenture upon assignment to be $20,325 which represented the face value of the debenture of $18,500 plus the present value of the conversion feature. During the year ended December 31, 2011, the Company recorded an expense of $46 for the accretion to fair value of the conversion liability for the period. The carrying value of the Kesselbrenner Debenture was $20,371 at December 31, 2011, including principal of $18,500 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $1,871 at December 31, 2011 to its estimated settlement value of $2,056 at December 31, 2012. Interest expense of $277 for these obligations was accrued for the year ended December 31, 2011.

During the year ended December 31, 2011, YA Global assigned $10,000 in convertible debt to MD Global Partners, LLC (“MD Global” and the “MD Global Debenture”). MD Global shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the MD Global Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MD Global Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the MD Global Debenture upon assignment to be $10,986 which represented the face value of the debenture of $10,000 plus the present value of the conversion feature. During the year ended December 31, 2011, the Company recorded an expense of $25 for the accretion to fair value of the conversion liability for the period. The carrying value of the MD Global Debenture was $11,011 at December 31, 2011, including principal of $10,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of 1,011 at December 31, 2011 to its estimated settlement value of $1,111 at December 31, 2012. Interest expense of $150 for these obligations was accrued for the year ended December 31, 2011.

During the year ended December 31, 2011, YA Global assigned $20,500 in convertible debt to Susan Schneider (“Schneider” and the “Schneider Debenture”). Schneider shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Schneider Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Schneider Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Schneider Debenture upon assignment to be $22,522 which represented the face value of the debenture of $20,500 plus the present value of the conversion feature. During the year ended December 31, 2011, the Company recorded an expense of $51 for the accretion to fair value of the conversion liability for the period. The carrying value of the Schneider Debenture was $22,573 at December 31, 2011, including principal of $20,500 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $2,073 at December 31, 2011 to its estimated settlement value of $2,278 at December 31, 2012. Interest expense of $307 for these obligations was accrued for the year ended December 31, 2011.

During the year ended December 31, 2011, YA Global assigned $28,500 in convertible debt to Saul Skoler (“Skoler” and the “Skoler Debenture”). Skoler shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Skoler Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Skoler Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Skoler Debenture upon assignment to be $31,311 which represented the face value of the debenture of $28,500 plus the present value of the conversion feature. During the year ended December 31, 2011, the Company recorded an expense of $59 for the accretion to fair value of the conversion liability for the period. The carrying value of the Skoler Debenture was $31,370 at December 31, 2011, including principal of $28,500 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $2,870 at December 31, 2011 to its estimated settlement value of $3,167 at December 31, 2012. Interest expense of $426 for these obligations was accrued for the year ended December 31, 2011.

During the year ended December 31, 2011, Cascade assigned $70,718 in convertible debt to Yorkville Advisors, LLC (“Yorkville” and the “Yorkville Debenture”). Yorkville shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Yorkville Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Yorkville Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Yorkville Debenture upon assignment to be $78,576 which represented the face value of the debenture of $70,718 plus the present value of the conversion feature. During the year ended December 31, 2011, the Company recorded an expense of $177 for the accretion to fair value of the conversion liability for the period. The carrying value of the Yorkville Debenture was $77,870 at December 31, 2011, including principal of $70,718 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $7,152 at December 31, 2011 to its estimated settlement value of $7,858 at December 31, 2012. Interest expense of $535 for these obligations was accrued for the year ended December 31, 2011.

On September 4, 2008, the Company’s subsidiary, GS CleanTech Corporation, entered into a transaction involving the intended issuance of a series of convertible notes totaling $1,734,579 (the “Bridge Loan”), which notes bear interest at a rate 20% per annum and mature on December 31, 2011. The notes were intended to be convertible into shares of GS CleanTech subsidiary preferred stock (par $0.001) at the closing by GS CleanTech of a planned preferred stock financing with GE Energy Financial Services (see Note 13, Commitments and Contingencies, below). A $1,259,279 portion of the intended Bridge Loan was retained by the lenders and a portion of that amount was provided to Biofuels Industries Group, LLC (“BIG”) during 2008 in contravention of the applicable agreements. Company’s subsidiary has accordingly asserted claims against the lenders involving breach and failure of conditions precedent to the effectiveness of the Bridge Loan agreements (see Note 13, Commitments and Contingencies, below). Pending adjudication of that dispute, the Company has recorded the Bridge Loan and accrued the associated interest expense. For the year ended December 31, 2011, interest expense of $428,876 was accrued.

NOTE 12	ASSET RETIREMENT OBLIGATION

Pursuant ASC 410-20, Asset Retirement Obligations, the Company had recognized the fair value of the asset retirement obligation for the removal of its corn oil extraction facilities. The present value of the estimated asset retirement costs was capitalized as part of the carrying amount of the related long-lived assets. This liability was $691,435 as of December 31, 2010, and it has been written-off in connection with the satisfaction of the closing conditions for the YA Corn Oil Transaction during the year ended December 31, 2011 (see Note 11, Debt Obligations,above).

NOTE 13	COMMITMENTS AND CONTINGENCIES

FACILITIES

GreenShift’s corporate headquarters were previously located in New York, New York under a $10,000 per month five year lease terminating in June 2011. In an effort to further reduce costs, the Company moved out of this office in November 2010. The Company’s corporate headquarters are now located in Alpharetta, Georgia. The Alpharetta lease is a three year term that terminated on January 31, 2012, at which time the lease was extended by another year. The monthly lease payment is $1,600.

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

GreenShift Corporation, GS CleanTech Corporation and GS COES (Yorkville I), LLC, are party to the matter captioned Dynalectric of Michigan II, Inc. v. Biofuels Industries Group, et al, Lenawee County, Michigan Circuit Court Case No. 09-3584-CK. This action was originally filed as a lien foreclosure and unjust enrichment claim by Dynalectric of Michigan II, Inc., which claim was resolved. GreenShift, as assignee of GS CleanTech, filed a counterclaim, cross-claim and third party complaint against various parties asserting a claim for money due in the amount of $1,442,082, plus interest, attorney fees and costs, and for foreclosure of its construction lien. Biofuels Industries Group then asserted counterclaims, cross-claims and third party complaints against GreenShift, GS CleanTech, GS COES, Kevin Kreisler and Viridis Capital, LLC claiming breach of contract and seeking damages plus attorney fees, interest and cost. In response, the Company and its subsidiaries has asserted additional claims against Biofuels Industries Group and third party complaints against three of the bridge lenders claiming lender liability and various other claims in excess of $25,000. On June 6, 2011, Biofuels Industries Group filed for Chapter 11 bankruptcy protection in the Southern District of Michigan, Eastern Division, under which protection the collateral upon which the lien was recorded was sold for substantially less than the first mortgage holder’s claimed  balance in excess of $9,000,000.  Documentation confirming priority claim to the proceeds has been requested, but is not yet received.  Recovery by GS CleanTech on the construction lien does not appear at this time. As to the other claims, this case is in the discovery stage, but was stayed secondary to the bankruptcy filing. We are unable to evaluate the likelihood of an unfavorable outcome or the range of possible loss in the event of an adverse verdict at this time.

The Company is party to the matter entitled JMJ Financial v. GreenShift et.al. an action in which the plaintiff has alleged breach of contract and other caused of action for which the plaintiff seeks damages of about A300,000 plus costs.  The Company intends to vigorously defend this action.  At this stage of the proceedings, we cannot evalutatye the likelihood of an unfavorable outcome in excess of the amounts previously accued.

On October 31, 2006, the Company guaranteed a secured note issued by a wholly owned subsidiary of the Company’s former subsidiary, GS AgriFuels Corporation, in the principal amount of $6,000,000 to Stillwater Asset-Backed Fund, LP. The balance due to Stillwater at December 31, 2010 was $2,071,886. This obligation is guaranteed by the Company, however, Stillwater is party to an intercreditor agreement with the Company’s senior lender which provides that no payments can be made by the Company against the balance due to Stillwater until the senior lender has been fully paid. The operations of GS AgriFuels were discontinued during 2009 and this entity was liquidated in 2010.

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

The Company’s Articles of Incorporation provide that the Company shall indemnify its officers, directors, employees and agents to the full extent permitted by Delaware law. The Company’s Bylaws include provisions to indemnify its officers and directors and other persons against expenses (including attorney’s fees, judgments, fines and amounts paid for settlement) incurred in connection with actions or proceedings brought against them by reason of their serving or having served as officers, directors or in other capacities.  The Company does not, however, indemnify them in actions in which it is determined that they have not acted in good faith or have acted unlawfully. The Company is further subject to various indemnification agreements with various parties pursuant to which the Company has agreed to indemnify and hold such parties harmless from and against expenses and costs incurred (including attorney’s fees, judgments, fines and amounts paid for settlement) in connection with the provision by such parties of certain financial accommodations to the Company. Such parties indemnified by the Company include YA Global Investments, L.P., YA Corn Oil Systems, LLC, Viridis Capital, LLC, Minority Interest Fund (II), LLC, Acutus Capital, LLC and various family members of the Company’s chairman that have provided the Company with cash investments.

NOTE 14	GUARANTY AGREEMENT

Viridis Capital, LLC (“Viridis”) is the majority shareholder of the Company and is solely owned by Kevin Kreisler, the Company’s founder, chairman and chief executive officer. Viridis has guaranteed all of the Company’s senior debt and has pledged all of its assets, including its shares of Company Series D Preferred Stock, to YA Global to secure the repayment by the Company of its obligations YA Global (see Note 5, Stockholders’ Equity, above) Viridis has also guaranteed all amounts due to Cantrell Winsness Technologies, LLC in connection with the acquisition by the Company’s subsidiary of its patented and patent-pending extraction technologies (see Note 18, Related Party Transactions, below). The Company has separately agreed to indemnify and hold Viridis harmless from any and all losses, costs and expenses incurred by Viridis in connection with its guaranty of the Company’s obligations.

On October 31, 2006, the Company guaranteed a secured note issued by a wholly owned subsidiary of the Company’s former subsidiary, GS AgriFuels Corporation, in the principal amount of $6,000,000 to Stillwater Asset-Backed Fund, LP. The balance due to Stillwater at September 30, 2011 and December 31, 2010 was $2,071,886. The operations of GS AgriFuels were discontinued during 2009 and this entity was liquidated in 2010.

NOTE 15	SEGMENT INFORMATION

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

NOTE 16	MINORITY SHAREHOLDER OBLIGATIONS

The Company has accrued $204,630 as of December 31, 2011 in connection with the merger completed by its former subsidiary, GS AgriFuels, during 2008, and another $543,801 in connection with the conversion right of certain minority shareholders of an inactive subsidiary. During the year ended December 31, 2011, the Company issued 445,000 shares of common stock upon the conversion of $44,500 of amounts due to certain shareholders. The Company also recorded a gain of $44,697 upon extinguishment of that amount of this accrual, leaving a balance of $748,431 at December 31, 2011.

NOTE 17	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:
	2011	2010
Cash paid during the year for the following:
Interest	$3,276	$3,276
Income taxes	--	--
Total	3,276	3,276

Supplemental schedule of non-cash investing and financing activities:
Debentures converted into common stock	1,146,604	2,626,048
Transfer of construction in progress into inventory	--	2,248,301
Direct payment of convertible debentures by Viridis Capital, LLC, increasing affiliate debentures	--	257,229
Reduction in value of conversion features of convertible debt from conversions	179,248	455,943
Common shares issued in settlement of accounts payable	--	2,000
Forgiveness of affiliate receivable charged against paid-in capital	195,494	510,560
Transfer of affiliate receivable offset against other affiliated debenture	--	445,113
Proceeds from auction of assets offset convertible debt due to YA Global	--	145,573
Sale of discontinued subsidiaries to affiliate to reduce affiliate debenture, offset to paid in capital	--	17,779,586
Conversion of Series D Preferred stock into common stock	--	899
Cancellation of Series D preferred stock	1,066,137	--
Forgiveness of affiliate loan payable and related interest	--	120,630

NOTE 18	RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company. The managing member of MIF is a relative of the Company’s chairman.

The Company entered into agreements with MIF and Viridis to amend and restate the terms of the MIF Debenture and Viridis Debenture effective September 30, 2011 to extend the maturity date to June 30, 2013; to eliminate and contribute $502,086 in accrued interest and $1,065,308 of principal; to reduce the applicable interest rate to 6% per annum; to eliminate MIF’s and Viridis’ right to convert amounts due at a discount to the market price of the Company’s common stock; and to reverse various non-cash assignments of debt involving related parties (see Note 11, Debt Obligations, above).

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

During the year ended December 31, 2011, the Company’s chairman waived $411,061 in deferred salaries due from prior years as of September 20, 2011 (which amount was subsequently corrected to $265,192), $138,001 in unreimbursed expenses, and $112,020 previously assigned to an employee of the Company. Various other related party employees waived an aggregate of $133,101 in deferred compensation from prior years, and one former employee (a family member of the Company’s chairman) agreed to accept payment of $92,337 in deferred salaries due from prior years in the form of restricted Company common stock at $0.11 per share.

Between January 1, 2008 and December 31, 2010, Viridis, MIF, Acutus, and management personnel provided us with the cash resources we needed for our overhead needs, including all legal expenses incurred in the prosecution of infringing use of our patented technologies. Viridis is owned by our chairman, MIF is owned by a family member of our chairman, and Acutus is owned by our chairman's attorney. In addition, Viridis has guaranteed all of the Company’s debt due to YA Global and all amounts due to Cantrell Winsness Technologies, LLC in connection with the acquisition by the Company’s subsidiary of its patented and patent-pending extraction technologies (see Note 14, Guaranty Agreements, above). The Company has separately agreed to indemnify and hold Viridis and its affiliates harmless from any and all losses, costs and expenses incurred by Viridis and its affiliates in connection with its and their various investments with the Company as well as Viridis’ guarantees of Company’s obligations.

Effective December 31, 2010, Viridis and the Company entered into an agreement pursuant to which Viridis acquired the stock of two inactive subsidiaries from the Company for $5,000. The terms of the agreement provided for the acknowledgment by the parties of the continuing first priority security interest of the Company’s senior lender on the stock and assets of each entity, and the continuing guarantees and obligations of Viridis, each entity, and the Company with respect to amounts due from the Company to its senior lender.

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock with a face value of $10 per preferred share. The Series F preferred shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the Series F preferred shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion Series F preferred shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital. As of December 31, 2009, the Company accrued royalty fees payable of $1,047,832 and prepaid royalty fees of another $300,000, for a total of $1,347,832. $750,000 of this amount was capitalized and then amortized and included in the Company’s cost of sales for the years ended December 31, 2011, December 31, 2010 and December 31, 2009. During the year ended December 31, 2009, the Company issued unsecured convertible debentures (collectively, the “TAA Debentures”) to each of David Cantrell, David Winsness, Greg Barlage, and John W. Davis in consideration for amounts due and/or accrued pursuant to the TAA ($1,347,832). The TAA Debentures were acquired by MIF during 2009 and paid to a balance of $851,422 as of December 31, 2010. The Company subsequently accrued royalties of $271,186 and $1,468,589 during 2010 and 2011, respectively, which amounts were then offset against prepaid royalties of $300,000 from 2009 and an additional $1,300,000 from 2011, corresponding to a balance of about $982,138 in accrued royalties payable under the TAA as of December 31, 2011.

NOTE 19	INCOME TAXES

The Company adopted the provisions of ASC 740 Income Taxes. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at December 31, 2008, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of December 31, 2011, no interest related to uncertain tax positions had been accrued. The Company provides for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The provision for income taxes as of December 31, 2011 and December 31, 2010 consisted of the following:

	2011	2010
Current provision:
Federal	$--	$--
State	--	20
Total current provision	--	20

Deferred provision (benefit) for tax:
Federal	--	--
State	--	--
Total deferred provision (benefit) for tax	--	--

Total provision for tax	$--	$20

The Company’s total deferred taxes asset and valuation allowance as of December 31, 2011 are as follows:

NOL carryforwards	--	$12,371,060

Differences in financial statement and tax accounting for:
Deferred compensation		--
Allowance for doubtful accounts receivable		--
Property, equipment and intangible assets		(79,500)
Net deferred tax asset		12,291,560

Less valuation allowances		(12,291,560)
Total deferred tax asset, net of valuation allowance		$--

In assessing whether the deferred tax assets are realizable, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, Management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The change in valuation allowance for 2011 was $3,867,508.

NOTE 20	SUBSEQUENT EVENTS

On January 17, 2012, the Company entered into an Amended Management Agreement in connection with the YA Corn Oil Transaction (see Note 11, Debt Obligations, above), pursuant to which the Company agreed to certain terms which reconciled the impact of about $1.9 million in indemnification expenses accrued by the Company during the year ended December 31, 2011.

On February 29, 2012, the Company entered into an Amended Global Forbearance Agreement pursuant to which the Company agreed to amend the terms of the A&R Debenture issued to YA Global (see Note 11, Debt Obligations, above), to provide for about $1.6 million in cash payments during 2012.

ITEM 9	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2011.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of the company’s internal control over financial reporting, management identified the following material weakness in the company’s internal control over financial reporting as of December 31, 2011. Management determined that at December 31, 2011, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements. This material weakness resulted in the identification of adjustment during the financial statement close process that have been recorded in the financial statements.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2011, based on the Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit a smaller reporting company to provide only management’s report in this annual report.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Kevin Kreisler	39	Chairman, Chief Executive Officer
Edward Carroll	45	Director, President & Chief Financial Officer
David Winsness	44	Director, Chief Technology Officer
Greg Barlage	47	Director, Chief Operating Officer
Richard Krablin	67	Director, Executive Vice President

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2011, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

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

The following table sets forth all compensation awarded to, earned by, or paid by GreenShift Corporation and its subsidiaries (or by third parties as compensation for services to GreenShift Corporation or its subsidiaries) to Kevin Kreisler, the Company’s Chief Executive Officer, Dave Winsness, the Company’s Chief Technology Officer, Greg Barlage, the Company’s Chief Operating Officer, Ed Carroll, the Company’s Chief Financial Officer, and Dr. Richard Krablin, the Company’s Executive Vice President, Special Projects. There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2011 exceeded $100,000.
Name	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation

Kevin Kreisler	2011	$219,250	--	--	--	--
	2010	100,500	--	--	--	--
	2009	66,982	--	--	--	--

Edward Carroll	2011	223,077	--	--	--	50,000
	2010	150,000	--	--	--	--
	2009	162,819	--	--	--	--

David Winsness	2011	153,846	--	--	--	--
	2010	109,211	--	--	--	--
	2009	100,500	--	--	--	--

Greg Barlage	2011	122,692	--	--	--	--
	2010	104,404	--	--	--	--
	2009	100,500	--	--	--	--

Richard Krablin	2011	133,769	--	--	--	--
	2010	100,500	--	--	--	--
	2009	100,500	--	--	--	--

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements effective March 20, 2008 with each of its officers. Each agreement provides for an annual salary of $150,000, periodic bonuses, four weeks of vacation and participation in any employee plans made available to all Company employees. The agreements terminate on March 20, 2018.

COMPENSATION OF DIRECTORS

None.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the voting stock beneficially owned by any person who, to our knowledge, owned beneficially more than 5% of any class of voting stock as well as by the members of our Board of Directors and by all officers and directors as a group.

Name and Address Of Beneficial Owner(1)	Common	% of Class	Series B Preferred	% of Class	Series D Preferred	% of Class	Percentage of Voting Power

Kevin Kreisler(2)	149	<0.01%	--	--	634,199	60.39%	51.00%
Edward Carroll(3)	167	<0.01%	393,183	13.56%	187,500	17.86%	15.00%
David Winsness(3)	98	<0.01%	360,933	12.45%	--	--	--
Greg Barlage(3)	109	<0.01%	356,478	12.30%	--	--	--
Richard Krablin(3)	59	<0.01%	376,183	12.99%	--	--	--

Officers and Directors as a group (5 persons)	581	<0.01%	1,487,186	51.30%	821,699	78.25%	66.00%

(1)	The address of each shareholder is c/o GreenShift Corporation, 5950 Shiloh Road East, Suite N, Alpharetta, Georgia, 30005.

(2)	All shares listed for Mr. Kreisler are owned of record by Viridis Capital, LLC, of which Mr. Kreisler is the sole member.

(3)	Shares of Company Series B Preferred Stock are convertible at the fixed rate of 1 Series B Share to 25 Company common shares.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company. The managing member of MIF is a relative of the Company’s chairman.

The Company entered into agreements with MIF and Viridis to amend and restate the terms of the MIF Debenture and Viridis Debenture effective September 30, 2011 to extend the maturity date to June 30, 2013; to eliminate and contribute $502,086 in accrued interest and $1,065,308 of principal; to reduce the applicable interest rate to 6% per annum; to eliminate MIF’s and Viridis’ right to convert amounts due at a discount to the market price of the Company’s common stock; and to reverse various non-cash assignments of debt involving related parties (see Note 11, Debt Obligations, above).

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

During the year ended December 31, 2011, the Company’s chairman waived $411,061 in deferred salaries due from prior years as of September 30, 2011 (which amount was subsequently corrected to $265/192), $138,001 in unreimbursed expenses, and $112,020 previously assigned to an employee of the Company. Various other related party employees waived an aggregate of $133,101 in deferred compensation from prior years, and one former employee (a family member of the Company’s chairman) agreed to accept payment of $92,337 in deferred salaries due from prior years in the form of restricted Company common stock at $0.11 per share.

Between January 1, 2008 and December 31, 2010, Viridis, MIF, Acutus, and management personnel provided us with the cash resources we needed for our overhead needs, including all legal expenses incurred in the prosecution of infringing use of our patented technologies. Viridis is owned by our chairman, MIF is owned by a family member of our chairman, and Acutus is owned by our chairman's attorney. In addition, Viridis has guaranteed all of the Company’s debt due to YA Global and all amounts due to Cantrell Winsness Technologies, LLC in connection with the acquisition by the Company’s subsidiary of its patented and patent-pending extraction technologies (see Note 14, Guaranty Agreements, above). The Company has separately agreed to indemnify and hold Viridis and its affiliates harmless from any and all losses, costs and expenses incurred by Viridis and its affiliates in connection with its and their various investments with the Company as well as Viridis’ guarantees of Company’s obligations.

Effective December 31, 2010, Viridis and the Company entered into an agreement pursuant to which Viridis acquired the stock of two inactive subsidiaries from the Company for $5,000. The terms of the agreement provided for the acknowledgment by the parties of the continuing first priority security interest of the Company’s senior lender on the stock and assets of each entity, and the continuing guarantees and obligations of Viridis, each entity, and the Company with respect to amounts due from the Company to its senior lender.

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock with a face value of $10 per preferred share. The Series F preferred shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the Series F preferred shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion Series F preferred shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital. As of December 31, 2009, the Company accrued royalty fees payable of $1,047,832 and prepaid royalty fees of another $300,000, for a total of $1,347,832. $750,000 of this amount was capitalized and then amortized and included in the Company’s cost of sales for the years ended December 31, 2011, December 31, 2010 and December 31, 2009. During the year ended December 31, 2009, the Company issued unsecured convertible debentures (collectively, the “TAA Debentures”) to each of David Cantrell, David Winsness, Greg Barlage, and John W. Davis in consideration for amounts due and/or accrued pursuant to the TAA ($1,347,832). The TAA Debentures were acquired by MIF during 2009 and paid to a balance of $851,422 as of December 31, 2010. The Company subsequently accrued royalties of $271,186 and $1,468,589 during 2010 and 2011, respectively, which amounts were then offset against prepaid royalties of $300,000 from 2009 and an additional $1,300,000 from 2011, corresponding to a balance of about $982,138 in accrued royalties payable under the TAA as of December 31, 2011.

DIRECTOR INDEPENDENCE

None of the members of our Board of Directors are independent as "independent" is defined in the rules of the NYSE Amex.

PART IV

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

Fees for professional services provided by GreenShift’s independent auditors, Rosenberg, Rich, Baker Berman and Company for the years ended December 31, 2011 and 2010 are as follows:

Audit Fees

Rosenberg Rich Baker Berman & Co. billed $_______ to the Company for professional services rendered for the audit of fiscal 2011 financial statements and review of the financial statements included in fiscal 2011 10-Q filings. Rosenberg Rich Baker Berman & Co. billed $121,650 to the Company for professional services rendered for the audit of fiscal 2010 financial statements and review of the financial statements included in fiscal 2010 10-Q filings.

Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company during fiscal 2011 for assurance and related services that are reasonably related to the performance of the 2010 audit or review of the quarterly financial statements. Rosenberg Rich Baker Berman & Co. billed $0 to the Company during fiscal 2010 for assurance and related services that are reasonably related to the performance of the 2009 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company during fiscal 2011 for professional services rendered for tax compliance, tax advice and tax planning. Rosenberg Rich Baker Berman & Co. billed $0 to the Company during fiscal 2010 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees.

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in fiscal 2011 and $0 in fiscal 2010 for services not described above.

It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services must be pre-approved by the Board of Directors, acting in lieu of an audit committee. All of the services described above were approved by the Board of Directors.

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are exhibits filed as part of GreenShift’s Form 10K for the year ended December 31, 2011:

INDEX TO EXHIBITS

Exhibit Number	Description

3(a)	Certificate of Incorporation, as amended – filed as an Exhibit to the Registration Statement on Form SB-2 (File No. 333-116946) filed on June 29, 2004, and incorporated herein by reference

3(a)(1)	Certificate of Amendment of Certificate of Incorporation – filed as an Exhibit to the Current Report on Form 8-K filed on July 20, 2006, and incorporated herein by reference.

3(a)(2)	Certificate of Amendment of Certificate of Incorporation – filed as an Exhibit to the Current Report on Form 8-K filed on February 22, 2007, and incorporated herein by reference.

3(a)(3)	Certificate of Amendment of Certificate of Incorporation – filed as an Exhibit to the Current Report on Form 8-K filed on December 11, 2007 and incorporated herein by reference.

3(a)(4)	Certificate of Amendment of Certificate of Incorporation filed as an Exhibit to the Current Report on Form 8-K filed on February 13, 2008 and incorporated herein by reference.

3(a)(5)	Certificate of Amendment of Certificate of Incorporation filed as an Exhibit to the Current Report on Form 8-K filed on September 9, 2009 and incorporated herein by reference.

3(a)(6)	Certificate of Amendment of Certificate of Incorporation filed as an Exhibit to the Current Report on Form 8-K filed on April 5, 2010 and incorporated herein by reference.

3(a)(7)	Certificate of Amendment of Certificate of Incorporation filed as an Exhibit to the Current Report on Form 8-K filed on August 9, 2010 and incorporated herein by reference.

3(a)(8)	Certificate of Amendment of Certificate of Incorporation filed as an Exhibit to the Current Report on Form 8-K filed on November 10, 2011 and incorporated herein by reference.

3(b)	By-Laws - filed as an Exhibit to the Registration Statement on Form SB-2 (File No. 333-116946) filed on June 29, 2004, and incorporated herein by reference

10(a)	Agreement to Accept Collateral dated June 17, 2010 - filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated hereby by reference.

10(b)	Amended and Restated Secured Convertible Debenture dated July 31, 2010- filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated hereby by reference.

10(b)(1)	First Amendment to Amended and Restated Secured Convertible Debenture dated February 29, 2012.

10(c)
Amended Global Guaranty Agreement dated as of June 17, 2010 among Kevin Kreisler, Viridis Capital, LLC, GreenShift Corporation and YA Global Investments, L.P. - filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated hereby by reference.

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

GREENSHIFT CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER, Chairman
Chief Executive Officer
Date:		March 30, 2012

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	KEVIN KREISLER
KEVIN KREISLER, Chairman
Chief Executive Officer
Date:		March 30, 2012

By:	/s/	EDWARD CARROLL
EDWARD CARROLL, Director
Chief Financial Officer &
Chief Accounting Officer
Date:		March 30, 2012

By:	/s/	DAVID WINSNESS
DAVID WINSNESS, Director
Date:		March 30, 2012

By:	/s/	GREG BARLAGE
GREG BARLAGE, Director
Date:		March 30, 2012

By:	/s/	RICHARD KRABLIN
RICHARD KRABLIN, Director
Date:		March 30, 2012