Form 10-K/A
period 2011-12-31
GREENSHIFT CORP
filed 2012-04-06
CIK 1269127

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

Amendment No. 1

This Amendment No.1 on Form 10-K/A, which amends and restates items identified below with respect to the Form 10-K, filed by GreenShift Corporation with the Securities and Exchange Commission on March 30, 2012, has been filed to include restated Consolidated Financial Statements, as described in Note 21 to the Consolidated Financial Statements, and to include the following modifications to the Notes to Consolidated Financial Statements:

Note 3, “Fair Value Instruments” was updated to restate the schedule of conversion liabilities;

Note 4, “Stockholders’ Equity” was updated to restate the estimated settlement value of conversion liabilities at December 31, 2011; and,

Note 21, “Restatement” was added to outline the corrections that were made to the financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GreenShift Corporation

We have audited the accompanying balance sheets of GreenShift Corporation as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2011. GreenShift’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenShift Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in Note 2 to the financial statements, the Company has current liabilities that exceed current assets by $41.3 million as of December 31, 2011 and the Company’s operating income was primarily due to completion of a non-cash performance bonus.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company
Somerset, NJ
March 30, 2012

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011

	12/31/2011	12/31/2010
ASSETS	(Restated)

Current Assets:
Cash	$1,364,994	$18,420
Accounts receivable, net of doubtful accounts	1,956,377	194,571
Inventories, net	1,153,357	1,275,815
Prepaid expenses and other assets	41,418	644,781
Total current assets	4,516,146	2,133,587

Other Assets:
Property and equipment, net	--	8,746,240
Intangible assets, net	127,215	516,131
Minority investments	2,501,324	2,501,324
Note receivable	--	500,000
Deposits	51,910	47,571
Assets to be disposed, net of current	--	7,500
Total other assets	2,680,449	12,318,766

TOTAL ASSETS	7,196,595	14,452,353

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,697,216	4,657,016
Accrued expenses	2,602,476	1,789,800
Accrued expenses – deferred employee compensation	1,333,380	2,012,876
Accrued interest payable	3,925,884	3,608,050
Accrued interest payable – related party	69,909	1,057,052
Deferred revenue	1,197,404	300,396
Current portion of long term debt	1,806,316	1,846,575
Current portion of convertible debentures, net	30,330,995	858,713
Convertible debentures – related party	--	4,985,001
Current liability for conversion feature	11,111	--
Amounts due to minority shareholders	750,472	839,669
Liabilities of discontinued operations, current	137,000	316,133
Total current liabilities	45,862,163	22,271,281

Long term Liabilities:
Asset retirement obligation	--	651,182
Liability for preferred stock – related party	944,471	938,641
Convertible debentures – related party	4,531,000	--
Convertible debentures, net of current	--	45,737,327
Total long term liabilities	5,475,471	47,327,150

Total Liabilities	51,337,634	69,598,431

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectively	2,481	2,481
Series D: 862,262 and 791,034 shares issued and outstanding, respectively	862	791
Common stock: $0.0001 par value, 20,000,000,000 authorized 18,098,873 and
1,398,670 shares issued and outstanding, respectively	1,809	1,398
Additional paid in capital	117,027,377	113,922,918
Accumulated deficit	(161,173,568)	(169,073,666)
Total stockholders’ equity (deficit)	(44,141,039)	(55,146,078)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,196,595	$14,452,353

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	12/31/2011	12/31/2010
	(Restated)

Revenue	$15,057,409	$7,736,741
Performance bonuses	4,986,568	--
Total revenue	20,043,977	7,736,741

Cost of goods sold	8,797,145	5,007,427
Loss on inventory valuation	121,815	1,315,315
Gross profit	11,125,017	1,413,999

Operating expenses:
Sales, general and administrative expenses	5,126,524	6,353,191
Bad debt expense	1,033,071	29,939
Loss on write-down of assets	--	2,296,417
Total operating expenses	6,159,595	8,679,547

Income (loss) from operations	4,965,422	(7,265,549)

Other Income (Expense):
Gain on extinguishment of debt	8,108,132	815,181
Gain (loss) on sale of asset	(222,199)	--
Liquidated damages	(850,000)	--
Other expense	(1,296,795)	--
Amortization of debt discount & deferred financing	(25,000)	(30,261)
Miscellaneous income	472,697	73,461
Change in conversion liabilities	140,092	(889,784)
Change in conversion liabilities- affiliate	37,580	(599,577)
Interest expense - affiliate	(832,625)	(863,105)
Interest expense	(2,768,839)	(3,034,258)
Total other income (expense), net	2,763,043	(4,528,343)

Income (loss) before provision for income taxes	7,728,465	(11,793,891)

(Provision for)/benefit from income taxes	--	(20)
Income (loss) from continuing operations	7,728,465	(11,793,911)

Discontinued Operations:
Gain from disposal of discontinued operations	--	67,803
Income (loss) from discontinued operations	171,633	(414,284)
Total income (loss) from discontinued operations	171,633	(346,481)

Net income (loss) attributable to common shareholders	$7,900,098	$(12,140,392)

Weighted average common shares outstanding, basic	15,205,062	2,538,217
Weighted average common shares outstanding, diluted	16,695,099	2,538,217

Earnings (Loss) per Share-Basic:
Income (loss) from continuing operations	$0.51	$(4.65)
Income (loss) from discontinued operations	0.01	(0.14)
Net income (loss) per share – basic	0.52	(4.78)

Earnings (Loss) per Share Diluted
Income (loss) from continuing operations	$0.61	$(4.65)
Income (loss) from discontinued operations	0.01	(0.14)
Net income (loss) per share - diluted	0.62	(4.78)
The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

	Series B Preferred		Series D Preferred		Series E Preferred
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	2,480,544	$2,481	799,954	$800	--	--

Conversion of Series B preferred stock to common	--	--	--	--	--	--
Conversion of Series D preferred stock to common	--	--	(8,920)	(9)	--	--
Stock issued upon conversion of debentures	--	--	--	--	--	--
Stock issued for repayment of accounts payable	--	--	--	--	--	--
Stock issued for services	--	--	--	--	--	--
Conversion of obligation to minority shareholders	--	--	--	--	--	--
Transfer of investments in subsidiaries to affiliate	--	--	--	--	--	--
Change in conversion liabilities due to conversion of debt	--	--	--	--	--	--
Forgiveness of affiliate debt	--	--	--	--	--	--
Net income (loss)	--	--	--	--	--	--
Balance at December 31, 2010	2,480,544	$2,481	791,034	$791	--	--

Conversion of Series D preferred stock to common	--	--	(346)	--	--	--
Cancellation of Series D preferred stock	--	--	71,574	71	--	--
Stock issued upon conversion of debentures	--	--	--	--	--	--
Stock issued for services	--	--	--	--	--	--
Conversion of obligation to minority shareholders	--	--	--	--	--	--
Change in conversion liabilities due to conversion of debt	--	--	--	--	--	--
Forgiveness of affiliate debt	--	--	--	--	--	--
Net income (loss)	--	--	--	--	--	--
Balance at December 31, 2011 (Restated)	2,480,544	$2,481	862,262	$862	--	--

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2009	477,362	$48	$93,070,889	$(156,933,274)	$(63,859,056)

Conversion of Series B preferred stock to common
Conversion of Series D preferred stock to common	9,000,000	900	(891)	--	--
Stock issued upon conversion of debentures	4,372,429	437	2,913,429	--	2,913,867
Stock issued for repayment of accounts payable	1,000	--	2,000	--	2,000
Stock issued for services	2,500	--	7,500	--	7,500
Conversion of obligation to minority shareholders	127,380	13	32,437	--	32,450
Transfer of investments in subsidiaries to affiliate	--	--	17,822,476	--	17,822,476
Change in conversion liabilities due to conversion of debt	--	--	455,943	--	455,943
Forgiveness of affiliate debt	--	--	(380,867)	--	(380,867)
Net income (loss)	--	--	--	(12,140,392)	(12,140,392)
Balance at December 31, 2010	13,980,671	$1,398	$113,922,916	$(169,073,666)	$(55,146,078)

Conversion of Series D preferred stock to common	848,765	85	(85)	--	--
Cancellation of Series D preferred stock	(9,000,000)	(900)	1,063,137	--	1,062,308
Stock issued upon conversion of debentures	10,985,010	1,098	1,146,604	--	1,147,702
Stock issued for services	839,427	84	92,253	--	92,337
Conversion of obligation to minority shareholders	445,000	45	44,456	--	44,501
Change in conversion liabilities due to conversion of debt	--	--	525,470	--	525,470
Forgiveness of affiliate debt	--	--	229,625	--	229,625
Net income (loss)	--	--	--	7,900,098	7,900,098
Balance at December 31, 2011 (Restated)	18,098,873	$1,809	$117,027,377	$(161,173,568)	$(44,141,039)

he notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

	12/31/2011	12/31/2010
	(Restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$7,900,098	(12,140,392)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on disposal of discontinued operations	--	(67,803)
Depreciation and amortization	115,311	1,087,150
Amortization of intangibles	24,630	110,345
Amortization of debt discount and deferred financing costs	25,000	30,261
Non-cash payment of performance bonus applied to convertible debentures	(4,986,568)	--
Non-cash expense associated with convertible debentures	1,167,046	--
Loss (gain) on extinguishment of debt	(8,108,132)	(815,181)
Loss on sale of assets	222,199	--
Change in net assets of disposal group	7,500	577,071
Change in conversion liabilities	(177,672)	1,491,234
Stock based compensation	--	7,500
Write-down of assets	--	2,296,417
Accretion of asset retirement obligation	--	39,976
Interest accretion on notes receivable	(53,852)	(72,000)
Expenses incurred by issuance of debentures	236,024	--
Issuance costs – liability for Series F Preferred Stock	--	497,545
Bad debt expense	1,007,015	29,939
Change in inventory valuation	121,815	1,315,315

Changes in operating assets and liabilities:
Accounts Receivable	(2,768,821)	(176,039)
Prepaid expenses	82,905	(211,246)
Deposits	(4,340)	(10,022)
Costs in excess of earnings	439,248	--
Deferred revenue	897,007	300,396
Accrued interest	2,675,321	3,025,532
Accrued interest – related party	687,155	863,105
Minority interest	(44,697)
Accounts payable and accrued expenses	1,845,612	111,293
Net cash provided by (used in) operating activities	1,309,804	(1,709,604)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of inventory components	643	--
Proceeds from sale of property, plant and equipment	2,500,000	--
Additional to and acquisition of property, plant and equipment	(13,739)	122,235
Loans to related party	(13,019)	(336,123)
Net cash provided by (used in) investing activities	2,473,885	(213,888)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable – related party	(89,435)	--
Proceeds from convertible debentures – related party	80,229	1,902,497
Payments on convertible debentures	(2,000,000)	--
Repayment of convertible debentures – related party bridge	(427,909)	--
Net cash provided by (used in)financing activities	(2,437,115)	1,902,497

Net increase (decrease) in cash	1,346,574	(20,995)
Cash at beginning of period	18,420	39,415
Cash at end of period	$1,364,994	$18,420

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

Embedded conversion liabilities as of December 31, 2011:
Level 1	$--
Level 2	--
Level 3	3,079,447
Total	$3,079,447

The following table reconciles, for the period ended December 31, 2011, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative as of December 31, 2009	$4,629,312
Present value of beneficial conversion features of new debentures	325,656
Present value of beneficial conversion features of preferred stock liability	428,381
Accretion adjustments to fair value – beneficial conversion features	760,387
Reductions in fair value due to conversion of principal	(480,254)
Balance of embedded derivatives at December 31, 2010	5,663,482
Write off due to restructured terms	(2,195,265)
Present value of beneficial conversion features of new debentures	655,214
Accretion adjustments to fair value – beneficial conversion features	310,809
Reductions in fair value due to repayments/redemptions	(1,175,570)
Reductions in fair value due to principal conversions	(179,223)
Balance at December 31, 2011	$3,079,447

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

SERIES F PREFERRED STOCK

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock with a face value of $10 per preferred share. The Series F preferred shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the Series F preferred shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion Series F preferred shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 14, Guaranty Agreements, below). The Company accounted for the Series F preferred shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible Series F preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares. The Company determined the value of the Series F preferred shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the year ended December 31, 2010, the Company recognized a total expense of $925,926 based on the grant date value. During the year ended December 31, 2011, the Company recognized a reduction in conversion liability at present value of $61,046 for the redemptions that occurred via payments of royalties under the agreement and recorded an expense of $66,876 for the accretion to fair value of the conversion liability for the period. The carrying value of the liability for the Series F shares was $944,472 at December 31, 2011, including the grant date value plus the accretion less redemptions of the conversion liability during the year. The liability for the conversion feature shall increase from its present value of $446,927 at December 31, 2011 to its estimated settlement value of $1,002,193 at June 10, 2020.

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

In addition, the Company recorded $171,633 in income during the year ended December 31, 2011 in connection with a gain on extinguishment of obligations previously due.
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

During the year ended December 31, 2011, the Company’s chairman waived $411,061 in deferred salaries due from prior years as of September 20, 2011 (which amount was subsequently reduced to $265,192), $138,001 in unreimbursed expenses, and $112,020 previously assigned to an employee of the Company. Various other related party employees waived an aggregate of $133,101 in deferred compensation from prior years, and one former employee (a family member of the Company’s chairman) agreed to accept payment of $92,337 in deferred salaries due from prior years in the form of restricted Company common stock at $0.11 per share.

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

NOTE 21	RESTATEMENT

The Company has restated its financial statements for the year ended December 31, 2011 to include certain typographical corrections that were not previously included in an electronic version originally filed on March 30, 2012. The table below summarizes the impact of the restatement described above:

Excerpt from 2011 Consolidated Balance Sheets:	Restated	As Reported
Liabilities of discontinued operations, current	$137,000	$(137,000)

Excerpt from 2011 Statement of Operations:
Earnings (Loss) per Share - Basic:
Income (loss) from continuing operations	$0.51	$0.52
Income (loss) from discontinued operations	0.01	0.01
Net income (loss) per share – basic	$0.52	$0.53

Earnings (Loss) per Share - Diluted:
Income (loss) from continuing operations	$0.61	$0.62
Income (loss) from discontinued operations	0.01	0.01
Net income (loss) per share – diluted	$0.62	$0.63

Excerpt from 2011 Statement of Stockholders’ Equity:
Total Equity, conversion of obligation to minority shareholders	$44,501	$44,500
Total Equity, net income (loss)	7,900,098	7,099,098

Excerpt from 2011 Consolidated Statement of Cash Flows:
Non-cash expense associated with convertible debentures	$1,167,046	$1,667,046
Net cash provided by (used in) operating activities	1,309,804	1,809,804
Payments on convertible debentures	(2,000,000)	(2,500,000)
Net cash provided by (used in)financing activities	(2,437,115)	(2,937,115)

ITEM 9	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

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

During the year ended December 31, 2011, the Company’s chairman waived $411,061 in deferred salaries due from prior years as of September 30, 2011 (which amount was subsequently reduced to $265,192), $138,001 in unreimbursed expenses, and $112,020 previously assigned to an employee of the Company. Various other related party employees waived an aggregate of $133,101 in deferred compensation from prior years, and one former employee (a family member of the Company’s chairman) agreed to accept payment of $92,337 in deferred salaries due from prior years in the form of restricted Company common stock at $0.11 per share.

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