Form 10-Q
period 2012-03-31
GREENSHIFT CORP
filed 2012-05-15
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of May 15, 2012, there were 29,373,071 shares of common stock outstanding.

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	3/31/2012	12/31/2011
ASSETS

Current Assets:
Cash	$835,286	$1,364,994
Accounts receivable, net of doubtful accounts	883,144	1,956,377
Inventories, net	1,178,890	1,153,357
Deferred financing fees, net	337,458	--
Prepaid expenses and other assets	25,119	41,418
Total current assets	3,259,897	4,516,146

Other Assets:
Intangible assets, net	121,057	127,215
Minority investments	2,501,324	2,501,324
Deposits	70,634	51,910
Total other assets	2,693,015	2,680,449

TOTAL ASSETS	5,952,912	7,196,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,558,293	3,697,216
Accrued expenses	1,757,480	2,602,476
Accrued expenses – deferred employee compensation	1,325,465	1,333,380
Accrued interest payable	4,427,644	3,925,884
Accrued interest payable – related party	73,067	69,909
Deferred revenue	1,065,326	1,197,404
Current portion of long term debt	1,806,322	1, 806,316
Current portion of convertible debentures, net	30,186,727	30,330,995
Current liability for conversion feature	--	11,111
Amounts due to minority shareholders	750,472	750,472
Liabilities of discontinued operations, current	137,000	137,000
Total current liabilities	45,087,795	45,862,163

Long term Liabilities:
Liability for preferred stock – related party	941,002	944,471
Convertible debentures – related party	4,423,846	4,531,000
Total long term liabilities	5,364,848	5,475,471

Total Liabilities	50,452,643	51,337,634

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 shares issued and outstanding	2,481	2,481
Series D: 862,262 and 862,262 shares issued and outstanding, respectively	863	862
Common stock: $0.0001 par value, 20,000,000,000 authorized 23,001,389 and
18,098,873 shares issued and outstanding, respectively	2,299	1,809
Additional paid in capital	117,364,960	117,027,377
Accumulated deficit	(161,870,333)	(161,173,568)
Total stockholders’ equity (deficit)	(44,499,731)	(44,141,039)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,952,912	$7,196,595

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
	Three Months Ended
	3/31/2012	3/31/2011

Revenue	$2,912,029	$2,731,400
Performance bonuses	--	4,986,568
Total revenue	2,912,029	7,717,968

Costs of goods sold	1,312,492	934,252
Gross profit	1,599,537	6,783,716

Operating expenses:
Sales, general and administrative expenses	1,656,365	1,001,908
Total operating expenses	1,656,365	1,001,908

Income (loss) from operations	(56,828)	5,781,808

Other Income (Expense):
Gain (loss) on extinguishment of debt	13,361	5,890,960
Gain (loss) on sale of asset	--	(222,199)
Liquidated damages	--	(650,000)
Amortization of debt discount & deferred financing	(37,495)	(8,333)
Interest income	10,181	17,944
Change in conversion liabilities	(50,254)	568,745
Change in conversion liabilities - related party	3,470	13,880
Interest expense	(506,043)	(999,155)
Interest expense – related party	(73,157)	(259,986)
Total other income (expense), net	(639,938)	4,351,856

Income (loss) before provision for income taxes	(696,766)	10,133,664

(Provision for)/benefit from income taxes	--	--
Income (loss) from continuing operations	(696,766)	10,133,664

Discontinued Operations:
Gain (loss) from disposal of discontinued operations	--	--
Income (loss) from discontinued operations	--	--
Total income (loss) from discontinued operations	--	--

Net income (loss)	$(696,766)	$10,133,664

Weighted average common shares outstanding, basic	19,440,421	15,003,784
Weighted average common shares outstanding, diluted	19,440,421	540,610,326

Earnings (Loss) per Share:
Income (loss) from continuing operations – basic	$(0.04)	$0.68
Income (loss) from discontinued operations – basic	0.00	0.00
Net income (loss) per share – basic	$(0.04)	$0.68

Income (loss) from continuing operations – diluted	$(0.04)	$0.02
Income (loss) from discontinued operations - diluted	0.00	0.00
Net income (loss) per share – diluted	$(0.04)	$0.02

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREEE MONTHS ENDED MARCH 31, 2012 AND 2011

	Three Months Ended
	3/31/2012	3/31/2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(696,766)	10,133,664

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	--	115,311
Amortization of intangibles	6,158	6,158
Amortization of debt discount and deferred financing costs	37,495	8,333
Non-cash payment of performance bonus applied to convertible debenture	--	4,986,568
Loss (gain) on extinguishment of debt	(13,361)	(5,890,961)
Loss on sale of assets	--	222,199
Change in net assets of disposal group	--	7,500
Change in conversion liabilities	46,785	(582,625)
Interest accretion on notes receivable	--	(17,754)
Expenses incurred by issuance of debentures	--	83,094
Forgiveness of debt	--	--
Change in inventory valuation	--	--
Direct payment of operating expense by affiliates under debentures	--	--

Changes in operating assets and liabilities:
Accounts receivable	1,073,233	(274,475)
Deferred financing costs	(374,953)	--
Prepaid expenses	31,298	(491,014)
Inventory	(25,533)	(21,344)
Deposits	(18,723)	--
Deferred revenue	(132,078)	614
Accrued interest	506,043	101,573
Accrued interest – related party	66,933	215,125
Accounts payable and accrued expenses	(971,238)	(46,261)
Net cash provided by (used in) operating activities	(464,708)	(456,509)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of inventory components	--	43,600
Proceeds from sale of property, plant and equipment	--	2,500,000
Additions to and acquisition of property, plant and equipment	--	(13,739)
Loans to related party	--	(8,271)
Net cash provided by (used in) investing activities	--	2,521,590

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable - related party	--	(50,000)
Proceeds from convertible debentures – related party	--	54,075
Repayment of convertible debentures	--	(2,000,000)
Repayment of convertible debentures – related party bridge	(65,000)	--
Net cash provided by (used in) financing activities	(65,000)	(1,995,925)

Net increase (decrease) in cash	(529,708)	69,156
Cash at beginning of period	1,364,994	18,420
Cash at end of period	$835,286	$87,576

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

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

We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. Several plants were licensed to use our technologies during 2011 and 2012. Prior to February 15, 2011, we were also party to license agreements with ethanol producers that were granted the right to use our technologies and equipment at their locations in return for royalties equal to the spread between the market price of the corn oil recovered by our licensees with our technologies and equipment and a discounted purchase price. Our sales and costs of sales include the sales and the costs of the corn oil produced by these licensees with our technologies and equipment through February 15, 2011, the effective date of the YA Corn Oil Transaction (see Note 9, Debt Obligations, below).

NOTE 3	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2012, the Company had $835,286 in cash, and current liabilities exceeded current assets by $41,827,898. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to satisfy our obligations will depend on our success in obtaining financing, our success in developing revenue sources, and our success in negotiating with the creditors. Management’s plans to resolve the Company’s working capital deficit include increasing revenue. There can be no assurances that the Company will be able to eliminate its working capital deficit and that the Company’s historical operating losses will not recur. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, “Earnings per Share,” whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the three months ended March 31, 2012, we reported net loss and accordingly dilutive instruments were excluded from the net loss per share calculation for such periods. However, we reported net income during the quarter ended March 31, 2011, and, in accordance with ASC 260, included potentially dilutive instruments in the fully diluted net income per share calculation on the assumption that all convertible instruments have been fully converted.

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

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended March 31, 2012:

Embedded conversion liabilities as of March 31, 2012:
Level 1	$--
Level 2	--
Level 3	3,104,449
Total conversion liabilities	$3,104,449

The following table reconciles, for the period ended March 31, 2012, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2011	$3,079,447

Write off due to restructured terms	--
Present value of beneficial conversion features of new debentures	2,429
Accretion adjustments to fair value – beneficial conversion features	75,375
Reductions in fair value due to repayments/redemptions	(31,020)
Reductions in fair value due to principal conversions	(21,782)
Balance at March 31, 2012	$3,104,449

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

During the three months ended March 31, 2011, the Company liquidated its interest in its remaining corn oil extraction systems for a total of $12.5 million (see Note 9, Debt Obligations, below). Pursuant to ASC 410-20, Asset Retirement Obligations, the Company had recognized the fair value of the asset retirement obligation for the removal of its corn oil extraction facilities. The present value of the estimated asset retirement costs was capitalized as part of the carrying amount of the related long-lived assets. This liability was $691,435 as of December 31, 2010, and it has been written-off in connection with the satisfaction of the closing conditions for the YA Corn Oil Transaction during the three months ended March 31, 2011 (see Note 9, Debt Obligations, below).

NOTE 7	INVENTORIES

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company’s licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at March 31, 2012 and December 31, 2011 were $1,178,890 and $1,153,357, respectively.

NOTE 8	DEFERRED REVENUE

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s licensing support services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various clients that have been recorded as deferred revenue in the amount of $1,065,326 and $1,197,404 as of the periods ended March 31, 2012 and December 31, 2011, respectively.

NOTE 9	DEBT OBLIGATIONS

The following is a summary of the Company’s financing arrangements as of March 31, 2012:
3/31/2012
Current portion of long term debt:
Mortgages and other term notes	$21,743
Current portion of convertible notes payable	50,000
Current portion of subsidiary notes payable	1,734,579
Total current portion of long term debt	$1,806,322

Current portion of convertible debentures:
YA Global Investments, L.P., 6% interest, conversion at 90% of market	$21,558,711
Andypolo, LP, 6% interest, conversion at 90% of market	4,391,643
Barry Liben, 6% interest, conversion at 90% of market	111,000
Circle Strategic Allocation Fund, LP, 6% interest, conversion at 90% of market	282,968
EFG Bank, 6% interest, conversion at 90% of market	190,000
Epelbaum Revocable Trust, 6% interest, conversion at 90% of market	336,618
JMC Holdings, LP, 6% interest, conversion at 90% of market	226,137
Dr. Michael Kesselbrenner, 6% interest, conversions at 90% of market	18,500
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	61,797
Susan Schneider, 6% interest, conversions at 90% of market	20,500
Stuttgart, LP, 6% interest, conversion at 90% of market	257,143
Yorkville Advisors (GP), LLC, 6% interest, conversion at 90% of market	70,718
Conversion liabilities	2,660,992
Total current portion of convertible debentures	$30,186,727

Long term convertible debentures:
Acutus Capital, LLC, 6% interest, no conversion discount	890,000
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	2,959,907
Viridis Capital, LLC, 6% interest, no conversion discount	237,939
Related Party Debenture, 6% interest, no conversion discount	251,000
Related Party Debenture, 6% interest, no conversion discount	85,000
Total long term convertible debentures	$4,423,846

A total of $31,949,581 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of March 31, 2012 and the Company’s ability to meet such obligations:

Year	Amount
2012	$29,332,057
2013	4,423,846
2014	--
2015	--
2016	--
Thereafter	--
Total minimum payments due under current and long term obligations	$33,755,903

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

During the year ended December 31, 2011, YA Global subdivided the A&R Debenture and assigned to a total of sixteen of its equity-holders portions of the A&R Debenture totaling $6,281,394 in principal, which assignments reduced the balance due to YA Global alone under the A&R Debenture as of December 31, 2011. $6,177,028 of the portion of the A&R Debenture assigned by YA Global remained outstanding at December 31, 2011. The Company accounted for the A&R Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company had determined the fair value of the A&R Debenture at December 31, 2011 to be $23,525,327 which represented the face value of the debenture plus the present value of the conversion feature. During the three months ended March 31, 2012, the Company recognized an increase in the conversion liability relating to the A&R Debenture of $2,430 for assignments and/or repayments during the period and recorded an expense of $44,498 for the accretion of the present value of the conversion liability for the period. The carrying value of the A&R Debenture was $23,598,408 at December 31, 2011, including principal of $21,558,711 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $2,039,697 at March 31, 2012 to its estimated settlement value of $2,173,192 at December 31, 2012. Interest expense of $325,978 for the A&R Debenture was accrued for the three months ended March 31, 2012.

RELATED PARTY OBLIGATIONS

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate principal amount of $3,988,326 (the “MIF Debenture”). Prior to September 30, 2011, MIF was entitled to convert the accrued interest and principal of the MIF convertible debenture into common stock of the Company at a conversion price equal to 80% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. During the three months ended March 31, 2012, MIF converted $105,930 of the principal balance and interest due to MIF into 1,678,354 shares of Company common stock. The balance of the MIF Debenture at March 31, 2012 was $2,959,907.  Interest expense of $26,395 for these obligations was accrued for the three months ended March 31, 2012.

As of December 31, 2010, the Company had convertible debentures payable to Viridis Capital, LLC in an aggregate principal amount of $518,308 (the “Viridis Debenture”). Prior to September 30, 2011, Viridis was entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. The carrying value of the Viridis Debenture consisted of $237,939 in principal at March 31, 2012.  Interest expense of $3,559 for these obligations was accrued for the three months ended March 31, 2012.

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

OTHER CONVERTIBLE DEBENTURES

During the year ended December 31, 2011, YA Global assigned $4,391,643 in convertible debt to Andypolo, LP (“Andypolo” and the “Andypolo Debenture”). Andypolo shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Andypolo Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Andypolo Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Andypolo Debenture at December 31, 2011 to be $4,839,710 which represented the face value of the debenture of $4,391,643 plus the present value of the conversion feature. During the three months ended March 31, 2012, the Company recorded an expense of $9,973 for the accretion to fair value of the conversion liability for the period. The carrying value of the Andypolo Debenture was $4,849,684 at March 31, 2012, including principal of $4,391,643 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $458,041 at March 31, 2012 to its estimated settlement value of $487,961 at December 31, 2012. Interest expense of $65,694 for these obligations was accrued for the three months ended March 31, 2012.

During the year ended December 31, 2011, YA Global assigned $321,237 in convertible debt to Stuttgart, LP (“Stuttgart” and the “Stuttgart Debenture”). Stuttgart shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Stuttgart Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Stuttgart Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Stuttgart Debenture at December 31, 2011 to be $298,795 which represented the face value of the debenture of $271,237 plus the present value of the conversion feature. During the three months ended March 31, 2012, $14,094 in principal was converted into common stock. During the three months ended March 31, 2012, the Company recorded an expense of $645 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $1,471 for the conversions. The carrying value of the Stuttgart Debenture was $283,875 at March 31, 2012, including principal of $257,143 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $26,732 at March 31, 2012 to its estimated settlement value of $28,571 at December 31, 2012. Interest expense of $3,937 for these obligations was accrued for the three months ended March 31, 2012.

During the year ended December 31, 2011, YA Global assigned $263,498 in convertible debt to JMC Holdings, LP (“JMC” and the “JMC Debenture”). JMC shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the JMC Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMC Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the JMC Debenture at December 31, 2011 to be $190,214 which represented the face value of the debenture of $170,758 plus the present value of the conversion feature. During the three months ended March 31, 2012, $80,027 in principal was converted into common stock. During the three months ended March 31, 2012, the Company recorded an expense of $509 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $832 for the conversions. The carrying value of the JMC Debenture was $204,520 at March 31, 2012, including principal of $185,387 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $19,133 at March 31, 2012to its estimated settlement value of $20,599 at December 31, 2012. Interest expense of $2,825 for these obligations was accrued for the three months ended March 31, 2012.

During the year ended December 31, 2011, YA Global assigned $70,266 in convertible debt to David Moran & Siobhan Hughes (“Moran-Hughes” and the “Moran-Hughes Debenture”). Moran-Hughes shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Moran-Hughes Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Moran-Hughes Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Moran-Hughes Debenture at December 31, 2011 to be $77,380 which represented the face value of the debenture of $70,266 plus the present value of the conversion feature. During the three months ended March 31, 2012, $8,469 in principal was converted into common stock.  During the three months ended March 31, 2012, the Company recorded an expense of $173 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $878 for the conversions. The carrying value of the Moran-Hughes Debenture was $68,206 at March 31, 2012, including principal of $61,797 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $6,409 at March 31, 2012to its estimated settlement value of $6,866 at December 31, 2012. Interest expense of $984 for these obligations was accrued for the three months ended March 31, 2012.

During the year ended December 31, 2011, YA Global assigned $111,000 in convertible debt to Barry Liben (“Liben” and the “Liben Debenture”). Liben shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Liben Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Liben Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Liben Debenture at December 31, 2011 to be $122,225 which represented the face value of the debenture of $111,000 plus the present value of the conversion feature. During the three months ended March 31, 2012, the Company recorded an expense of $277 for the accretion to fair value of the conversion liability for the period. The carrying value of the Liben Debenture was $122,502 at March 31, 2012, including principal of $111,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $11,502 at March 31, 2012to its estimated settlement value of $12,333 at December 31, 2012. Interest expense of $1,660 for these obligations was accrued for the three months ended March 31, 2012.

During the year ended December 31, 2011, YA Global assigned $341,550 in convertible debt to Circle Strategic Allocation Fund, LP (“Circle Strategic” and the “Circle Strategic Debenture”). Circle Strategic shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Circle Strategic Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Circle Strategic Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Circle Strategic Debenture at December 31, 2011 to be $376,034 which represented the face value of the debenture of $341,500 plus the present value of the conversion feature. During the three months ended March 31, 2012, $58,532 in principal was converted into common stock. During the three months ended March 31, 2012, the Company recorded an expense of $852 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $6,068 for the conversions. The carrying value of the Circle Strategic Debenture was $312,287 at March 31, 2012, including principal of $282,968 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $29,319 at March 31, 2012to its estimated settlement value of $31,441 at December 31, 2012. Interest expense of $4,681 for these obligations was accrued for the three months ended March 31, 2012.

During the year ended December 31, 2011, YA Global assigned $75,000 in convertible debt to EFG Bank (“EFG” and the “EFG Debenture”). EFG shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the EFG Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the EFG Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the EFG Debenture at December 31, 2011 to be $82,584 which represented the face value of the debenture of $75,000 plus the present value of the conversion feature. During the three months ended March 31, 2012, the Company recorded an expense of $187 for the accretion to fair value of the conversion liability for the period. The carrying value of the EFG Debenture was $82,771 at March 31, 2012, including principal of $75,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $7,771 at March 31, 2012to its estimated settlement value of $8,333 at December 31, 2012. Interest expense of $1,122 for these obligations was accrued for the three months ended March 31, 2012.

During the year ended December 31, 2011, YA Global assigned an additional $115,000 in convertible debt to EFG Bank (“EFG” and the “EFG Debenture”). EFG shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the EFG Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the EFG Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the EFG Debenture at December 31, 2011 to be $126,630 which represented the face value of the debenture of $115,000 plus the present value of the conversion feature. During the three months ended March 31, 2012, the Company recorded an expense of $287 for the accretion to fair value of the conversion liability for the period. The carrying value of the EFG Debenture was $126,917 at March 31, 2012, including principal of $115,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $11,917 at March 31, 2012 to its estimated settlement value of $12,778 at December 31, 2012. Interest expense of $1,720 for these obligations was accrued for the three months ended March 31, 2012.

During the year ended December 31, 2011, YA Global assigned $385,000 in convertible debt to Epelbaum Revocable Trust (“Epelbaum” and the “Epelbaum Debenture”). Epelbaum shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Epelbaum Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Epelbaum Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Epelbaum Debenture at December 31, 2011 to be $423,934 which represented the face value of the debenture of $385,000 plus the present value of the conversion feature. During the three months ended March 31, 2012, $48,382 in principal was converted into common stock. During the three months ended March 31, 2012, the Company recorded an expense of $961 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $5,016 for the conversions. The carrying value of the Epelbaum Debenture was $371,497 at March 31, 2012, including principal of $336,618 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $34,879 at March 31, 2012to its estimated settlement value of $37,402 at December 31, 2012. Interest expense of $5,351 for these obligations was accrued for the three months ended March 31, 2012.

During the year ended December 31, 2011, YA Global assigned $34,000 in convertible debt to Judy Klein (“Klein” and the “Klein Debenture”). Klein shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Klein Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Klein Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Klein Debenture at December 31, 2011 to be $37,439 which represented the face value of the debenture of $34,000 plus the present value of the conversion feature. During the three months ended March 31, 2012, $34,000 in principal was converted into common stock. During the three months ended March 31, 2012, the Company recorded an expense of $86 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $3,525 for the conversions. As of March 31, 2012, the balance on the Klein Debenture had been paid in full.  Interest expense of $333 for these obligations was accrued for the three months ended March 31, 2012.

During the year ended December 31, 2011, YA Global assigned an additional $40,750 in convertible debt to JMC Holdings, LP (“JMC” and the “JMC Debenture”). JMC shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the JMC Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMC Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the JMC Debenture at December 31, 2011 to be $44,871 which represented the face value of the debenture of $40,750 plus the present value of the conversion feature. During the three months ended March 31, 2012, the Company recorded an expense of $102 for the accretion to fair value of the conversion liability for the period. The carrying value of the JMC Debenture was $44,973 at March 31, 2012, including principal of $40,750 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $4,223 March 31, 2012to its estimated settlement value of $4,528 at December 31, 2012. Interest expense of $610 for these obligations was accrued for the three months ended March 31, 2012.

During the year ended December 31, 2011, YA Global assigned $18,500 in convertible debt to Dr. Michael Kesselbrenner TTEE Money Purchase Plan (“Kesselbrenner” and the “Kesselbrenner Debenture”). Kesselbrenner shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Kesselbrenner Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Kesselbrenner Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Kesselbrenner Debenture at December 31, 2011 to be $20,20,371 which represented the face value of the debenture of $18,500 plus the present value of the conversion feature. During the three months ended March 31, 2012, the Company recorded an expense of $46 for the accretion to fair value of the conversion liability for the period. The carrying value of the Kesselbrenner Debenture was $20,417 at March 31, 2012, including principal of $18,500 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $1,917 at March 31, 2012to its estimated settlement value of $2,056 at December 31, 2012. Interest expense of $277 for these obligations was accrued for the three months ended March 31, 2012.

During the year ended December 31, 2011, YA Global assigned $10,000 in convertible debt to MD Global Partners, LLC (“MD Global” and the “MD Global Debenture”). MD Global shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the MD Global Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MD Global Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the MD Global Debenture at December 31, 2011 to be $11,011 which represented the face value of the debenture of $10,000 plus the present value of the conversion feature. During the three months ended March 31, 2012, $10,000 in principal was converted into common stock. During the three months ended March 31, 2012, the Company recorded an expense of $26 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $1,037 for the conversions. As of March 31, 2012, the balance on the MD Global Debenture had been paid in full.

During the year ended December 31, 2011, YA Global assigned $20,500 in convertible debt to Susan Schneider (“Schneider” and the “Schneider Debenture”). Schneider shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Schneider Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Schneider Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Schneider Debenture at December 31, 2011 to be $22,573 which represented the face value of the debenture of $20,500 plus the present value of the conversion feature. During the three months ended March 31, 2012, the Company recorded an expense of $51 for the accretion to fair value of the conversion liability for the period. The carrying value of the Schneider Debenture was $22,624 at March 31, 2012, including principal of $20,500 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $2,124 at March 31, 2012 to its estimated settlement value of $2,278 at December 31, 2012. Interest expense of $307 for these obligations was accrued for the three months ended March 31, 2012.

During the year ended December 31, 2011, YA Global assigned $28,500 in convertible debt to Saul Skoler (“Skoler” and the “Skoler Debenture”). Skoler shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Skoler Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Skoler Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Skoler Debenture at December 31, 2011 to be $31,370 which represented the face value of the debenture of $28,500 plus the present value of the conversion feature. During the year ended December 31, 2011, YA Global assigned $10,000 in convertible debt to MD Global Partners, LLC (“MD Global” and the “MD Global Debenture”). MD Global shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the MD Global Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MD Global Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the MD Global Debenture at December 31, 2011 to be $11,011 which represented the face value of the debenture of $10,000 plus the present value of the conversion feature. During the three months ended March 31, 2012, $10,000 in principal was converted into common stock. During the three months ended March 31, 2012, the Company recorded an expense of $26 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $1,037 for the conversions. As of March 31, 2012, the balance on the MD Global Debenture had been paid in full. During the three months ended March 31, 2012, the Company recorded an expense of $85 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $2,955 for the conversions. As of March 31, 2012, the balance on the Skoler Debenture had been paid in full. Interest expense of $277 for these obligations was accrued for the three months ended March 31, 2012.

During the year ended December 31, 2011, Cascade assigned $70,718 in convertible debt to Yorkville Advisors, LLC (“Yorkville” and the “Yorkville Debenture”). Yorkville shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Yorkville Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Yorkville Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Yorkville Debenture at December 31, 2011 to be $77,870 which represented the face value of the debenture of $70,718 plus the present value of the conversion feature. During the three months ended March 31, 2012, the Company recorded an expense of $177 for the accretion to fair value of the conversion liability for the period. The carrying value of the Yorkville Debenture was $78,046 at March 31, 2012, including principal of $70,718 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $7,328 at March 31, 2012to its estimated settlement value of $7,858 at December 31, 2012. Interest expense of $1,058 for these obligations was accrued for the three months ended March 31, 2012.

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

On September 4, 2008, the Company’s subsidiary, GS CleanTech Corporation, entered into a transaction involving the intended issuance of a series of convertible notes totaling $1,734,579 (the “Bridge Loan”), which notes bear interest at a rate 20% per annum and mature on December 31, 2011. The notes were intended to be convertible into shares of GS CleanTech subsidiary preferred stock (par $0.001) at the closing by GS CleanTech of a planned preferred stock financing with GE Energy Financial Services (see Note 13, Commitments and Contingencies, below). A $1,259,279 portion of the intended Bridge Loan was retained by the lenders and a portion of that amount was provided to Biofuels Industries Group, LLC (“BIG”) during 2008 in contravention of the applicable agreements. Company’s subsidiary has accordingly asserted claims against the lenders involving breach and failure of conditions precedent to the effectiveness of the Bridge Loan agreements (see Note 13, Commitments and Contingencies, below). Pending adjudication of that dispute, the Company has recorded the Bridge Loan and accrued the associated interest expense. For the three months ended March 31, 2012, interest expense of $87,693 was accrued.

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

NOTE 11	STOCKHOLDERS’ EQUITY

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

SERIES F PREFERRED STOCK

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock with a face value of $10 per preferred share. The Series F preferred shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the Series F preferred shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion Series F preferred shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 14, Guaranty Agreements, below). The Company accounted for the Series F preferred shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible Series F preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares.  The Company determined the value of the Series F preferred shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the year ended December 31, 2010, the Company recognized a total expense of $925,926 based on the grant date value. During the three months ended March 31, 2012, the Company recognized a reduction in conversion liability at present value of $19,909 for the redemptions that occurred via payments of royalties under the agreement and recorded an expense of $16,439 for the accretion to fair value of the conversion liability for the period. The carrying value of the liability for the Series F shares was $941,002 at March 31, 2012, including the grant date value plus the accretion less redemptions of the conversion liability during the year. The liability for the conversion feature shall increase from its present value of $443,457 at March 31, 2012 to its estimated settlement value of $977,193 at June 10, 2020.

The only conditions under which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

COMMON STOCK

The Company completed a 1 for 1,000 reverse stock split on September 9, 2011. This stock split became effective under applicable laws on September 9, 2011. All stock prices, share amounts, per share information, stock options and stock warrants in this report reflect the impact of the reverse stock split. Every thousand shares of issued and outstanding Company common stock was automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. All fractional shares resulting from the reverse split were rounded to a full share. During the three months ended March 31, 2012 and 2011, the Company issued a total of  4,902,516 shares and 425,468 shares of common stock, respectively, upon conversion in period of $242,157 and $342,375, respectively,  of amounts due pursuant to the Company’s various convertible debentures (see Note 9, Debt Obligations, above).

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

On July 14, 2010, GS CleanTech commenced an action entitled GS CleanTech Corporation v. Adkins Energy, LLC, in the United States District Court, Northern District of Illinois alleging infringement of the ‘858 Patent.  On August 4, 2010, Adkins filed an answer to the complaint and included counterclaims seeking a declaratory judgment that Adkins does not infringe the '858 Patent and that the '858 Patent is invalid, and also alleging breach of contract.  On November 30, 2010, the Adkins action was transferred to the MDL Case.

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

The Company is party to the matter entitled JMJ Financial v. GreenShift et. al, an action in which the plaintiff has alleged breach of contract and other causes of action for which the plaintiff seeks damages of about $300,000 plus costs. The Company intends to vigorously defend this action. At this stage of the proceedings, we cannot evaluate the likelihood of an unfavorable outcome in excess of the amounts previously accrued.

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

During the year ended December 31, 2011, the Company’s chairman waived $265,192 in deferred salaries due from prior years as of September 30, 2011, $138,001 in unreimbursed expenses, and $112,020 previously assigned to an employee of the Company. Various other related party employees waived an aggregate of $133,101 in deferred compensation from prior years, and one former employee (a family member of the Company’s chairman) agreed to accept payment of $92,337 in deferred salaries due from prior years in the form of restricted Company common stock at $0.11 per share.

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

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock (“CWT Preferred Shares”) with a face value of $10 per preferred share (see Note 11, Shareholders’ Equity, above). The CWT Preferred Shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the CWT Preferred Shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion CWT Preferred Shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 10, Guaranty Agreement, above). As of December 31, 2009, the Company accrued royalty fees payable of $1,047,832 and prepaid royalty fees of another $300,000, for a total of $1,347,832. $750,000 of this amount was capitalized and then amortized and included in the Company’s cost of sales for the years ended December 31, 2011 ($321,429), December 31, 2010 ($267,857) and December 31, 2009 ($160,714). During the year ended December 31, 2009, the Company issued unsecured convertible debentures (collectively, the “TAA Debentures”) to each of David Cantrell, David Winsness, Greg Barlage, and John W. Davis in consideration for amounts due and/or accrued pursuant to the TAA ($1,347,832). The TAA Debentures were acquired by MIF during 2009 and paid to a balance of $851,422 as of December 31, 2010. The Company subsequently accrued royalties of $271,186 and $932,924 during 2010 and 2011, respectively, which amounts were then offset against prepaid royalties of $300,000 from 2009 and an additional $519,311 from 2011, corresponding to a balance of about $678,914 in accrued royalties payable under the TAA as of March 31, 2012.

NOTE 14	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the three months ended March 31, 2012 and 2011:
	3/31/2012	3/31/2011

Cash paid for the following:
Interest	$--	$--
Total interest paid in cash	--	--

Performance bonuses applied to convertible debentures	$--	$4,986,568
Debentures converted into common stock	242,157	342,375
Forgiveness of affiliate payable	--	180,000

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” “may,” “could,” “should,” “will,” or similar expressions. Any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements contained herein reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors of our annual report on Form 10-K for the year ended December 31, 2011. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition, the actions of third parties infringing our patents, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation or to the laws upon which our intellectual property rights are based, the timely completion of corn oil extraction projects by our licensees, the amount of corn oil recovered by our licensees, and other risk factors detailed in our reports filed with the SEC. Actual results may differ materially from projected results due, without limitation, to unforeseen developments.

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

Plan of Operations

We have entered into license agreements with ethanol producers corresponding to more than 2.3 billion gallons per year (“BGY”) of ethanol production at full production capacity.   Revenue for the quarter ended March 31, 2012 was $3.0 million as compared to $2.7 million from the same period last year (net of the impact of non-recurring transactions in which we sold our remaining production facilities during the first quarter of 2011 (the “YA Corn Oil Transaction”)). We incurred a net loss during the first three months of 2012 of about $700,000, as compared to a net loss of about $522,000 in the first quarter of 2011 net of the impact of YA Corn Oil Transaction.

Approximately $1.7 million in expenses incurred during the first quarter of 2012 were non-cash and included about $580,000 in accrued interest expense, about $150,000 in expenses associated with the change in value of the Company’s conversion liabilities, and about $400,000 in accrued royalty expense incurred in connection with our increased corn oil production during the quarter. Another $600,000 of the non-cash expenses incurred during the first quarter of 2012 related to increased legal costs incurred mostly as a result of our ongoing litigation for patent infringement. We have entered into a modified contingency-based agreement with Cantor Colburn, LLP, our lead counsel in our infringement litigation, pursuant to which we are only required to pay $50,000 per month in cash. Accordingly, most of the increased legal costs incurred during the quarter were non-cash.

Moving forward, we will continue to work with our licensees to maximize the benefits and minimize the costs of recovering as much corn oil as possible.  We will also remain focused on winning new business and increasing our licensed penetration. To do so, we will continue to provide exceptional services, the highest-performing systems packages available, and access to new technologies for further gains in licensee profitability and competitive advantage. We will continue to expand our patent portfolio. We have many additional patents pending and we will remain committed to developing new technologies to further enhance the profitability of our licensees. And, we will stay the course in our ongoing infringement litigation but plan to expand our efforts to aggressively prosecute any entity, manager or other person infringing or inducing infringement of our technologies – all with a view towards enhancing and protecting the significant competitive advantage of our licensees.

Our financial performance for the balance of 2012 and beyond can be expected to be most significantly impacted by the rate at which our existing and new licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the costs incurred in our ongoing litigation for infringement of our patents. In addition, future results may be improved by the impact of event-driven systems integration contracts as we continue to receive significant interest for our engineering and other services in connection with the design, construction, integration and modification of corn oil extraction systems and other new systems for existing and prospective licensees. We are currently party to a number of such agreements which can be expected to contribute to revenue during 2012.

We expect to continue incurring substantial costs in connection with our ongoing litigation for infringement of our patented corn oil extraction technologies. These costs increased during the second half of 2011 and are expected to continue to increase through 2012 in advance of trial, and as we expand our litigation to protect the competitive advantage of our licensees by prosecuting additional producers and other parties infringing our patents. These expenses may delay or otherwise adversely affect our ability to achieve our profitability and debt reduction goals. We hope to eventually eliminate our litigation expense, but we must and will take all necessary steps to bring infringement of our patents to an end. We have reserved cash for this purpose.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This disclosure is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are proper and reasonable under the circumstances. We continually evaluate the appropriateness of estimates and assumptions used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, property and equipment, impairment of long-lived assets and goodwill, derivative financial instruments, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. See further discussion of our critical accounting policies and estimates, as well as significant accounting policies, in our Form 10-K, as amended, for the year ended December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

INDUSTRY FACTORS AFFECTING OUR RESULTS OF OPERATIONS

Commodity Prices

The results of licensed ethanol producers are highly impacted by commodity prices, including the spread between the cost of corn and natural gas that they must purchase, and the price of ethanol, corn oil and distillers grains that they sell. Prices and supplies are subject to and determined by market forces over which our licensees have no control, such as weather, domestic and global demand, shortages, export prices, and various governmental policies in the United States and around the world. As a result of price volatility for these commodities, the ability of our licensees to operate or to commit the capital needed to purchase, build and install the systems needed to use our patented extraction technologies is subject to uncertainty. Increases in corn or natural gas prices or decreases in ethanol or distillers grains prices are likely to put pressure on and may strain the liquidity of our licensees.

The ethanol industry increased production in the fourth quarter of 2011 to meet demand from ethanol blenders in order to take advantage of the Volumetric Ethanol Excise Tax Credit (“VEETC”), prior to its expiration on December 31, 2011. As a result, ethanol inventories at the end of 2011 exceeded normal market levels, which in turn caused ethanol margins to compress to near break-even levels since the end of 2011. According to the Energy Information Administration, ethanol producers industry-wide responded by reducing production by approximately 10% in 2012 as compared to the fourth quarter of 2011. We believe that U.S. ethanol production levels will continue to adjust with marginally efficient plants reducing output until supply and demand return to equilibrium. Further, we believe that the price of corn may be affected by reduced ethanol production levels, although weather, world-wide demand, and other market forces may impact corn prices as well. These factors, in combination with reduced demand for motor fuels in the U.S. resulting from higher gasoline prices and more fuel-efficient vehicles, have negatively affected ethanol producer margins in the first quarter of 2012.

Our business is also directly impacted by commodity price volatility in the market for corn oil. The current market price for corn oil is about $3.35 per gallon. While demand for extracted corn oil is strong in the biodiesel and multiple other markets, decreases in the price of corn oil will have a negative impact on the amount of cash we are able to produce from our operating activities. Any such decreases may adversely affect our results of operations and financial position.

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

Legislation

Federal and state governments have enacted numerous policies, incentives and subsidies to encourage the usage of domestically-produced alternative fuel solutions. Passed in 2007 as part of the Energy Independence and Security Act, a federal Renewable Fuels Standard, or RFS, has been and we expect will continue to be a driving factor in the growth of ethanol usage. The RFS Flexibility Act was introduced on October 5, 2011 in the U.S. House of Representatives to reduce or eliminate the volumes of renewable fuel use required by RFS based upon corn stocks-to-use ratios. The Domestic Alternative Fuels Act of 2012 was introduced on January 18, 2012 in the U.S. House of Representatives to modify the RFS to include ethanol and other fuels produced from fossil fuels like coal and natural gas. To further drive growth in the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level, or E10, to a 15% level, or E15. In October 2010, the EPA granted a partial waiver for E15 for use in model year 2007 and newer model passenger vehicles, including cars, SUVs, and light pickup truck. In January 2011, the EPA granted a second partial waiver for E15 for use in model year 2001 to 2006 passenger vehicles. On February 17, 2012, the EPA announced that evaluation of the health effects tests of E15 are complete and that fuel manufacturers are now able to register E15 with the EPA to sell. One of the final requirements by the EPA prior to introducing E15 into the marketplace was a survey to verify that E15 met federal fueling specifications. In April 2012, a group of ethanol industry members funded a national survey to meet the EPA’s requirement for a fuel survey on E15. As of April 9, 2012, 26 fuel manufacturers were registered to sell E15.

The ethanol industry is supported by a number of market factors that drive its long-term outlook and extend beyond the short-term margin environment. The industry is working to broadly introduce E15 into the retail fuel market following EPA’s completion of health effects testing. Another driving factor is the RFS mandate, which continues to increase each year through 2015. The mandate increased to 13.2 billion gallons for 2012, 600 million gallons over the mandated volume in 2011. The makeup of the domestic gasoline market continues to evolve as refiners are producing more CBOB, a sub-grade (84 octane) gasoline, which requires ethanol or other octane sources to meet the minimum octane rating requirements for the U.S. gasoline market. In addition, ethanol export markets are expected to remain active in 2012. Overall, the industry is operating at the mandated levels and ethanol prices have continued to remain at a large discount to gasoline, providing blenders and refiners with a strong economic incentive to blend.

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

COMPONENTS OF REVENUES AND EXPENSES

Our revenues are derived from our technology licensing activities and the provision of related products and services. We issue royalty-bearing licenses to ethanol producers that use our patented and patent-pending technologies. In return, we receive ongoing royalty fees under our license agreements that are based on the market value of the corn oil produced by our licensees. Our license agreements also call for our provision of technical services to our licensees, which we provide to maximize the benefit of our technologies to our clients and, derivatively, GreenShift by way of increased royalty income. These services include design, procurement, integration and ongoing support services. During 2011, some of our license agreements provided for royalties in the form of a discounted corn oil purchase price. In these cases, our royalty payments were equal to the gross profit realized upon sale of corn oil, or the difference between the market price of the corn oil produced and our discounted purchase price in each relevant license.

Our costs of sales primarily include allocable labor, materials and incidental expenses incurred in connection with our provision of services to our licensees. In addition, during 2011, we owned corn oil extraction systems that were located at and operated by several licensees. Our costs of sales during 2011 accordingly included additional costs incurred in connection with our corn oil purchase rights under the relevant licenses as well as the ongoing maintenance of these systems.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Total revenues for the three months ended March 31, 2012 were $2.9 million as compared to $2.7 million generated during the three months ended March 31, 2011, not including $5.0 million in non-cash performance bonuses earned in connection with the YA Corn Oil Transaction. The increase in revenue during 2012 was due to the impact of new licenses executed during 2011, increased corn oil production by our licensees.  Revenue in future periods can be expected to increase as our licensees commence and achieve full production, but will remain subject to variance in connection with a number of factors, including the rate at which our existing and new licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the three months ended March 31, 2012 were $1.4 million as compared to about $0.9 million for the same period last year. The increase in costs of sales during 2012 as compared to 2011 was in part due to increased accrued (non-cash) royalty expenses recorded in connection with our increased licensed production, and costs incurred in connection with systems integration agreements entered into with various of our licensees. Gross profit for the three months ended March 31, 2012 was about $1.6 million as compared to about $1.8 million from the first quarter of 2011, net of the YA Corn Oil performance bonuses described above. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing licensees commence production and as we execute new licenses for our various technologies.

Operating expenses for the three months ended March 31, 2012 and 2011 were about $1.7 million and $1.0 million, respectively. Operating expenses during 2012 included about $0.6 million in legal costs, incurred primarily in connection with our ongoing litigation for patent infringement and the completion of amended agreements with YA Global. By contrast, operating expenses during the first quarter of 2011 included about $0.3 million in professional fees.

Other expense for the three months ended March 31, 2012 was about $0.6 million, as compared to other expense of about $1.5 million from 2011 (net of about $5.9 million in non-recurring gain realized upon extinguishment of debt relating mostly to the completion of the YA Corn Oil Transaction during the first quarter of 2011). The amount for 2012 included about $0.6 million in accrued interest as compared to about $1.3 million in accrued interest expense incurred in 2011, corresponding to a reduction of about 55% as a result of previously-disclosed debt reduction efforts. We additionally incurred about $375,000 in legal costs relating to the execution of amended agreements with YA Global during the first quarter 2012, 90% of which were recorded as deferred financing costs and will be expensed ratably on a monthly basis over the remainder of 2012. Net loss for three months ended March 31, 2012 was about $0.7 million as compared to a net loss of about $0.5 million during the same period in 2011, net of the impact of the YA Corn Oil Transaction.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to various lenders was about $32 million as of March 31, 2012, which amount included conversion liabilities of about $3.2 million. The change in value of these conversion liabilities during the first quarter of 2012 resulted in other expense during the period of about $150,000.  We recognized additional expense of about $37,495 for amortization of deferred financing costs during 2012 and $8,333 for accretion of the debt discount during 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity during 2012 have been cash from the licensing activities discussed above in Results of Operations. During the three months ended March 31, 2012, we used about $465,000 in net cash in operating activities and about $65,000 in net cash in financing activities. During the three months ended March 31, 2011, we produced about $2.5 million in net cash from investing activities, used about $450,000 in net cash in operating activities, and used about $2.0 million in net cash in financing activities. Our cash balances at March 31, 2012 and December 31, 2011 were about $835,000 and $1.4 million, respectively. The Company had a working capital deficit of about $42 million at March 31, 2012, about $35 million of which was attributable to current obligations convertible into Company common stock.

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

We owe about $27.5 million in debt to YA Global and its assignees and about $4.4 million to related parties. Our debt to YA Global matures on December 31, 2012, and our debt to related party lenders matures on June 30, 2013. In February 2012, we entered into an amended agreement with YA Global pursuant to which we agreed to begin servicing our debt to YA Global with cash payments of about $1.6 million during 2012 to supplement equity conversion. We are otherwise not required to pay any of these amounts in cash in advance of the maturity date for the debt, and the lenders have primarily sought repayment in the form of common stock issued upon the conversion of debt. Despite this feature, repayment of the balance of these obligations in cash is an important objective for us moving forward, and we hope to complete a financing during 2012 to refinance and recapitalize all of our remaining convertible obligations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2012.

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

On July 14, 2010, GS CleanTech commenced an action entitled GS CleanTech Corporation v. Adkins Energy, LLC, in the United States District Court, Northern District of Illinois alleging infringement of the ‘858 Patent.  On August 4, 2010, Adkins filed an answer to the complaint and included counterclaims seeking a declaratory judgment that Adkins does not infringe the '858 Patent and that the '858 Patent is invalid, and also alleging breach of contract.  On November 30, 2010, the Adkins action was transferred to the MDL Case.

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

The Company is party to the matter entitled JMJ Financial v. GreenShift et. al, an action in which the plaintiff has alleged breach of contract and other causes of action for which the plaintiff seeks damages of about $300,000 plus costs. The Company intends to  vigorously defend this action. At this stage of the proceedings, we cannot evaluate the likelihood of an unfavorable outcome in excess of the amounts previously accrued.

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

Our investors should consider the risks that could affect us and our business as set forth in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011. There has been no material change from the risks set forth in that Report.

Although we have attempted to discuss meaningful factors, our investors need to be aware that other factors and risks may become important in the future. New risks may emerge at any time. We cannot predict such risks or estimate the extent to which they may affect our operations and financial performance. Investors should carefully consider the discussion of risks and the other information included in this Quarterly Report on Form 10-Q, including the Cautionary Information Regarding Forward-Looking Information provided above in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012,  the Company issued a total of 4,902,470 shares to the Company’s various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $242,157. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity’s own account. There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of GreenShift’s Form 10-Q for the quarter ended March 31, 2012:

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

GREENSHIFT CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chief Executive Officer
Date:		May 15, 2012

By:	/s/	EDWARD CARROLL
EDWARD CARROLL
Chief Financial Officer &
Chief Accounting Officer
Date:		May 15, 2012