Form 10-Q/A
period 2012-05-15
GREENSHIFT CORP
filed 2012-05-16
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
Amendment No. 1
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

Amendment No. 1

This Amendment No.1 on Form 10-Q/A, which amends and restates items identified below with respect to the Form 10-Q, filed by GreenShift Corporation with the Securities and Exchange Commission on May 15, 2012:

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