Form 10-Q
period 2012-06-30
GREENSHIFT CORP
filed 2012-08-13
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of August 14, 2012, there were 38,761,157 shares of common stock outstanding.

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	6/30/2012	12/31/2011
ASSETS

Current Assets:
Cash	$1,474,867	$1,364,994
Accounts receivable, net of doubtful accounts	1,055,682	1,956,377
Inventories, net	1,828,890	1,153,357
Deferred financing fees, net	224,972	--
Prepaid expenses and other assets	55,185	41,418
Total current assets	4,639,596	4,516,146

Other Assets:
Intangible assets, net	114,899	127,215
Minority investments	2,501,324	2,501,324
Deposits	70,634	51,910
Total other assets	2,686,857	2,680,449

TOTAL ASSETS	7,326,453	7,196,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,594,010	3,697,216
Accrued expenses	2,241,514	2,602,476
Accrued expenses – deferred employee compensation	1,301,722	1,333,380
Accrued interest payable	3,602,370	3,925,884
Accrued interest payable – related party	86,815	69,905
Deferred revenue	253,149	1,197,404
Current portion of long term debt	71,743	1,806,316
Current portion of convertible debentures, net	29,750,826	30,330,995
Current portion of convertible debentures related parties, net	4,098,431
Current liability for conversion feature	--	11,111
Amounts due to minority shareholders	750,472	750,472
Liabilities of discontinued operations, current	137,000	137,000
Total current liabilities	45,888,052	45,862,159

Long term Liabilities:
Liability for preferred stock – related party	817,632	944,471
Convertible debentures – related party	--	4,531,000
Total long term liabilities	817,632	5,475,471

Total Liabilities	46,705,684	51,337,630

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 shares issued and outstanding	2,481	2,481
Series D: 862,262 and 862,262 shares issued and outstanding, respectively	862	862
Common stock: $0.0001 par value, 20,000,000,000 authorized 35,200,746 and
18,098,873 shares issued and outstanding, respectively	3,520	1,809
Additional paid in capital	117,840,928	117,027,381
Accumulated deficit	(157,227,022)	(161,173,568)
Total stockholders’ equity (deficit)	(39,379,231)	(44,141,039)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,326,453	$7,196,595

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Three Months Ended		Six Months Ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011

Revenue	$4,242,880	$3,148,257	$7,154,909	$5,879,657
Performance bonuses	--	--	--	4,986,568
Total revenue	4,242,880	3,148,257	7,154,909	10,866,225

Costs of goods sold	1,487,556	1,456,029	2,800,048	2,390,281
Gross profit	2,755,324	1,692,228	4,354,861	8,475,944

Operating expenses:
Research and development	38,384	--	38,384	--
Sales, general and administrative expenses	585,181	1,182,525	2,214,546	2,184,434
Total operating expenses	596,564	1,182,525	2,252,930	2,184,434

Income from operations	2,158,759	509,703	2,101,931	6,291,510

Other Income (Expense):
Gain (loss) on extinguishment of debt	3,058,176	17,733	3,071,537	5,908,693
Gain (loss) on sale of asset	--	--	--	(222,199)
Liquidated damages	--	--	--	(650,000)
Amortization of debt discount & deferred financing	(112,486)	(8,333)	(149,981)	(16,667)
Interest income	7,878	19,729	18,059	37,673
Miscellaneous income	1,175	2,500	1,175	2,500
Change in conversion liabilities	(33,205)	(67,977)	(83,459)	500,768
Change in conversion liabilities - related party	123,369	(2,378)	126,839	11,502
Interest expense	(497,323)	(519,640)	(1,003,366)	(1,518,795)
Interest expense – related party	(63,033)	(278,540)	(136,190)	(538,527)
Total other income (expense), net	2,484,553	(836,908)	1,844,615	3,514,948

Income (loss) before provision for income taxes	4,643,312	(327,205)	3,946,546	9,806,459

(Provision for)/benefit from income taxes	--	--	--	--

Net income (loss)	$4,643,312	$(327,205)	$3,946,546	$9,806,459

Weighted average common shares outstanding, basic	28,447,748	13,785,900	22,894,689	14,391,478
Weighted average common shares outstanding, diluted	94,083,545	13,785,900	94,083,545	535,261,842

Net income (loss) per share – basic	$0.16	$(0.02)	$0.17	$0.68
Net income (loss) per share – diluted	$0.05	$(0.02)	$0.05	$0.00

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Six Months Ended
	6/30/2012	6/30/2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,946,546	9,806,459

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	--	115,309
Amortization of intangibles	12,315	12,315
Amortization of debt discount and deferred financing costs	149,981	16,666
Non-cash payment of performance bonus applied to convertible debenture	--	(4,986,568)
Loss (gain) on extinguishment of debt	3,071,537	(5,908,693)
Loss on sale of assets	--	222,199
Change in net assets of disposal group	--	7,500
Change in conversion liabilities	43,380	(512,270)
Interest accretion on notes receivable	--	(35,704)
Expenses incurred by issuance of debentures	--	188,774

Changes in operating assets and liabilities:
Accounts receivable	1,685,694	(442,207)
Deferred financing coss	(374,953)	--
Prepaid expenses	1,233	(415,011)
Change in valuation allowance	(785,000)	--
Inventory	(675,533)	(21,344)
Deposits	(18,723)	835
Deferred revenue	(944,255)	(83,693)
Accrued interest	1,003,366	1,448,204
Accrued interest – related party	129,967	420,308
Billings in excess	--	394,544
Accounts payable and accrued expenses	(474,227)	756,316
Net cash provided by (used in) operating activities	541,493	983,940

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of inventory components	--	43,600
Proceeds from sale of property, plant and equipment	--	2,500,000
Additions to and acquisition of property, plant and equipment	--	(13,739)
Loans to related party	--	(17,060)
Net cash provided by (used in) investing activities	--	2,512,801

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable - related party	--	(89,437)
Proceeds from convertible debentures – related party	--	61,425
Repayment of convertible debentures	(250,000)	(2,000,000)
Repayment of convertible debentures – related party bridge	(181,620)	(80,000)
Net cash provided by (used in) financing activities	(431,620)	(2,108,012)

Net increase (decrease) in cash	109,873	1,388,729
Cash at beginning of period	1,364,994	18,420
Cash at end of period	$1,474,867	$1,407,149

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

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

We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. Several plants were licensed to use our technologies during 2011 and 2012. Prior to February 15, 2011, we were also party to license agreements with ethanol producers that were granted the right to use our technologies and equipment at their locations in return for royalties equal to the spread between the market price of the corn oil recovered by our licensees with our technologies and equipment and a discounted purchase price of the corn oil. Our sales and costs of sales include the sales and the costs of the corn oil produced by these licensees with our technologies and equipment through February 15, 2011, the effective date of the YA Corn Oil Transaction (see Note 9, Debt Obligations, below).

NOTE 3	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2012, the Company had $1,474,867 in cash, and current liabilities exceeded current assets by $41,248,456. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to satisfy our obligations will depend on our success in obtaining financing, our success in developing revenue sources, and our success in negotiating with the creditors. Management’s plans to resolve the Company’s working capital deficit include increasing revenue. There can be no assurances that the Company will be able to eliminate its working capital deficit and that the Company’s historical operating losses will not recur. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. The Company recognizes revenue from licensing of the Company’s corn oil extraction technologies when corn oil sales occur. Licensing royalties are recognized as earned by calculating the royalty as a percentage of gross corn oil sales by the ethanol plants. For the purposes of assessing royalties, the sale of corn oil is deemed to occur when shipped, which is when four basic criteria have been met: (i) persuasive evidence of a customer arrangement; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured, and (iv) product delivery has occurred, which is generally upon or after shipment of corn oil by the relevant ethanol producer. The same criteria are utilized in the recognition of non-recurring receipts associated with the Company’s licensing activities. Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services, or when assets received in such exchange are readily convertible to cash or claim to cash, or when such goods or services are transferred. When an income item is earned, the related revenue item is recognized and any deferred revenue is reduced. To the extent revenues are generated from the Company’s licensing support services, the Company recognizes such revenues when the services are completed and billed. The Company provides process engineering services on fixed price contracts. These services are generally provided over a short period of less than three months.  Revenue from fixed price contracts is recognized on a pro rata basis over the life of the contract as they are generally performed evenly over the contract period. The Company additionally performs under fixed-price contracts involving design, engineering, procurement, installation, and start-up of oil recovery and other production systems. Revenues and fees on these contracts are recognized using the percentage-of-completion method of accounting, and specifically the efforts-expended percentage-of-completion method using measures such as task duration and completion. The efforts-expended approach is used in situations where it is more representative of progress on a contract than the cost-to-cost or the labor-hours methods. The asset, “costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, “Earnings per Share,” whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the three and six months ended June 30, 2012 and the six months ended June 30, 2011, we reported net income and accordingly included potentially dilutive instruments in the fully diluted net income per share calculation. However, during the three months ended June 30, 2011, we reported net losses and, in accordance with ASC 260, dilutive instruments were excluded from the net loss per share calculation for such periods.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB amended the guidance on testing for goodwill impairment that allows an entity to elect to qualitatively assess whether it is necessary to perform the current two-step goodwill impairment test.  If the qualitative assessment determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step test is unnecessary.  If the entity elects to bypass the qualitative assessment any reporting unit and proceed directly to Step One of the test and validate the conclusion by measuring fair value, it can resume performing the qualitative assessment in any subsequent period.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 did not have a material impact on the Company’s results of operations or financial condition.

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

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the six months ended June 30, 2012:

Embedded conversion liabilities as of June 30, 2012:
Level 1	$--
Level 2	--
Level 3	2,993,775
Total	$2,993,775

The following table reconciles, for the period ended June 30, 2012, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2011	$3,079,447

Present value of beneficial conversion features of new debentures	--
Accretion adjustments to fair value – beneficial conversion features	147,757
Reductions in fair value due to repayments/redemptions	(191,138)
Reductions in fair value due to principal conversions	(42,291)
Balance at June 30, 2012	$2,993,775

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

During the six months ended June 30, 2011, the Company liquidated its interest in its remaining corn oil extraction systems for a total of $12.5 million (see Note 9, Debt Obligations, below). Pursuant ASC 410-20, Asset Retirement Obligations, the Company had recognized the fair value of the asset retirement obligation for the removal of its corn oil extraction facilities. The present value of the estimated asset retirement costs was capitalized as part of the carrying amount of the related long-lived assets. This liability was $691,435 as of December 31, 2010, and it has been written-off in connection with the satisfaction of the closing conditions for the YA Corn Oil Transaction during the six months ended June 30, 2011 (see Note 9, Debt Obligations, below).  During the six months ended June 30, 2012 and 2011, the Company recorded $0 and $115,311 in depreciation expense.

NOTE 7	INVENTORIES

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company’s licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at June 30, 2012 and December 31, 2011 were $1,828,890 and $1,153,357, respectively.

NOTE 8	DEFERRED REVENUE

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s licensing support services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various clients that have been recorded as deferred revenue in the amount of $253,148 and $1,197,404 as of the periods ended June 30, 2012 and December 31, 2011, respectively.

NOTE 9	DEBT OBLIGATIONS

The following is a summary of the Company’s financing arrangements as of June 30, 2012:

6/30/2012
Current portion of long term debt:
Mortgages and other term notes	$21,743
Current portion of notes payable	50,000
Total current portion of long term debt	$71,743

Current portion of convertible debentures:
YA Global Investments, L.P., 6% interest, conversion at 90% of market	$21,223,411
Andypolo, LP, 6% interest, conversion at 90% of market	4,391,643
Barry Liben, 6% interest, conversion at 90% of market	97,500
Circle Strategic Allocation Fund, LP, 6% interest, conversion at 90% of market	282,968
EFG Bank, 6% interest, conversion at 90% of market	190,000
Epelbaum Revocable Trust, 6% interest, conversion at 90% of market	294,618
JMC Holdings, LP, 6% interest, conversion at 90% of market	226,137
Dr. Michael Kesselbrenner, 6% interest, conversions at 90% of market	18,500
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	4,000
Susan Schneider, 6% interest, conversions at 90% of market	20,500
Stuttgart, LP, 6% interest, conversion at 90% of market	257,143
Yorkville Advisors (GP), LLC, 6% interest, conversion at 90% of market	70,718
Conversion liabilities	2,673,688
Acutus Capital, LLC, 6% interest, no conversion discount	790,000
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	2,798,562
Viridis Capital, LLC, 6% interest, no conversion discount	236,319
Related Party Debenture, 6% interest, no conversion discount	203,550
Related Party Debenture, 6% interest, no conversion discount	70,000
Total convertible debentures	$33,849,257

A total of $31,175,569 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of June 30, 2012 and the Company’s ability to meet such obligations:

Year	Amount
2012	$27,148,881
2013	4,098,431
2014	--
2015	--
2016	--
Thereafter	--
Total minimum payments due under current and long term obligations	$31,247,312

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

During the year ended December 31, 2011, YA Global subdivided the A&R Debenture and assigned to a total of sixteen of its equity-holders portions of the A&R Debenture totaling $6,281,394 in principal, which assignments reduced the balance due to YA Global alone under the A&R Debenture as of December 31, 2011. $6,177,028 of the portion of the A&R Debenture assigned by YA Global remained outstanding at December 31, 2011. The Company accounted for the A&R Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company had determined the fair value of the A&R Debenture at December 31, 2011 to be $23,525,327 which represented the face value of the debenture plus the present value of the conversion feature. During the six months ended June 30, 2012, the Company recognized an decrease in the conversion liability relating to the A&R Debenture of $21,362 for assignments and/or repayments during the period and recorded an expense of $87,667 for the accretion of the present value of the conversion liability for the period. The carrying value of the A&R Debenture was $23,273,879 at June 30, 2012, including principal of $21,223,411 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $2,050,468 at June 30, 2012 to its estimated settlement value of $2,135,936 at December 31, 2012. Interest expense of $645,918 for the A&R Debenture was accrued for the six months ended June 30, 2012.

RELATED PARTY OBLIGATIONS

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate principal amount of $3,988,326 (the “MIF Debenture”). Prior to September 30, 2011, MIF was entitled to convert the accrued interest and principal of the MIF convertible debenture into common stock of the Company at a conversion price equal to 80% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. During the six months ended June 30, 2012, MIF converted $283,455 of the principal balance and interest due to MIF into 6,528,281 shares of Company common stock. The balance of the MIF Debenture at June 30, 2012 was $2,798,562. Interest expense of $25,827 for these obligations was accrued for the six months ended June 30, 2012.

As of December 31, 2010, the Company had convertible debentures payable to Viridis Capital, LLC in an aggregate principal amount of $518,308 (the “Viridis Debenture”). Prior to September 30, 2011, Viridis was entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to 90% of the lowest daily volume weighted average price for the twenty trading days preceding conversion. The balance of the Viridis Debenture at June 30, 2012 was $236,319.  Interest expense of $7,119 for these obligations was accrued for the six months ended June 30, 2012,

As discussed more fully in Note 13, Related Party Transactions, below, the Company entered into agreements with MIF and Viridis to amend and restate the terms of the MIF Debenture and Viridis Debenture effective September 30, 2011 to extend the maturity date to June 30, 2013; to eliminate and contribute $502,086 in accrued interest and $1,065,308 of principal; to reduce the applicable interest rate to 6% per annum; to eliminate MIF’s and Viridis’ right to convert amounts due at a discount to the market price of the Company’s common stock; and to reverse various non-cash assignments of debt involving related parties.

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

OTHER CONVERTIBLE DEBENTURES

During the year ended December 31, 2011, YA Global assigned $4,391,643 in convertible debt to Andypolo, LP (“Andypolo” and the “Andypolo Debenture”). Andypolo shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Andypolo Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Andypolo Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Andypolo Debenture at December 31, 2011 to be $4,839,710 which represented the face value of the debenture of $4,391,643 plus the present value of the conversion feature. During the six months ended June 30, 2012, the Company recorded an expense of $19,947 for the accretion to fair value of the conversion liability for the period. The carrying value of the Andypolo Debenture was $4,859,657 at June 30, 2012, including principal of $4,391,643 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $468,014 at June 30, 2012 to its estimated settlement value of $487,961 at December 31, 2012. Interest expense of $131,388 for these obligations was accrued for the six months ended June 30, 2012.

During the year ended December 31, 2011, YA Global assigned $321,237 in convertible debt to Stuttgart, LP (“Stuttgart” and the “Stuttgart Debenture”). Stuttgart shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Stuttgart Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Stuttgart Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Stuttgart Debenture at December 31, 2011 to be $298,795 which represented the face value of the debenture of $271,237 plus the present value of the conversion feature. During the six months ended June 30, 2012, $14,094 in principal was converted into common stock. During the six months ended June 30, 2012, the Company recorded an expense of $1,257 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $1,471 for the conversions. The carrying value of the Stuttgart Debenture was $284,488 at June 30, 2012, including principal of $257,143 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $27,345 at June 30, 2012 to its estimated settlement value of $28,571 at December 31, 2012. Interest expense of $7,784 for these obligations was accrued for the six months ended June 30, 2012.

During the year ended December 31, 2011, YA Global assigned $263,498 in convertible debt to JMC Holdings, LP (“JMC” and the “JMC Debenture”). JMC shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the JMC Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMC Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the JMC Debenture at December 31, 2011 to be $190,214 which represented the face value of the debenture of $170,758 plus the present value of the conversion feature. During the six months ended June 30, 2012, $8,027 in principal was converted into common stock. During the six months ended June 30, 2012, the Company recorded an expense of $998 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $832 for the conversions. The carrying value of the JMC Debenture was $205,009 at June 30, 2012, including principal of $185,387 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $19,621 at June 30, 2012 to its estimated settlement value of $20,599 at December 31, 2012. Interest expense of $5,598 for these obligations was accrued for the six months ended June 30, 2012.

During the year ended December 31, 2011, YA Global assigned $70,266 in convertible debt to David Moran & Siobhan Hughes (“Moran-Hughes” and the “Moran-Hughes Debenture”). Moran-Hughes shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Moran-Hughes Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Moran-Hughes Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Moran-Hughes Debenture at December 31, 2011 to be $77,380 which represented the face value of the debenture of $70,266 plus the present value of the conversion feature. During the six months ended June 30, 2012, the Company recorded an expense of $250 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $6,950 for the conversions. The carrying value of the Moran-Hughes Debenture was $4,414 at June 30, 2012, including principal of $4,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $414 at June 30, 2012 to its estimated settlement value of $444 at December 31, 2012. Interest expense of $7,138 for these obligations was accrued for the six months ended June 30, 2012.

During the year ended December 31, 2011, YA Global assigned $111,000 in convertible debt to Barry Liben (“Liben” and the “Liben Debenture”). Liben shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Liben Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Liben Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Liben Debenture at December 31, 2011 to be $122,225 which represented the face value of the debenture of $111,000 plus the present value of the conversion feature. During the six months ended June 30, 2012, the Company recorded an expense of $554 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $1,418 for the conversions. The carrying value of the Liben Debenture was $107,861 at June 30, 2012, including principal of $97,500 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $10,361 at June 30, 2012 to its estimated settlement value of $10,833 at December 31, 2012. Interest expense of $3,265 for these obligations was accrued for the six months ended June 30, 2012.

During the year ended December 31, 2011, YA Global assigned $341,550 in convertible debt to Circle Strategic Allocation Fund, LP (“Circle Strategic” and the “Circle Strategic Debenture”). Circle Strategic shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Circle Strategic Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Circle Strategic Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Circle Strategic Debenture at December 31, 2011 to be $376,034 which represented the face value of the debenture of $341,500 plus the present value of the conversion feature. During the six months ended June 30, 2012, $58,532 in principal was converted into common stock. During the six months ended June 30, 2012, the Company recorded an expense of $1,560 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $6,068 for the conversions. The carrying value of the Circle Strategic Debenture was $312,995 at June 30, 2012, including principal of $282,968 and the value of the conversion liability.

The liability for the conversion feature shall increase from its present value of $30,026 at June 30, 2012 to its estimated settlement value of $31,441 at December 31, 2012. Interest expense of $8,913 for these obligations was accrued for the six months ended June 30, 2012.

During the year ended December 31, 2011, YA Global assigned $75,000 in convertible debt to EFG Bank (“EFG” and the “EFG Debenture”). EFG shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the EFG Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the EFG Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the EFG Debenture at December 31, 2011 to be $82,584 which represented the face value of the debenture of $75,000 plus the present value of the conversion feature. During the six months ended June 30, 2012, the Company recorded an expense of $374 for the accretion to fair value of the conversion liability for the period. The carrying value of the EFG Debenture was $82,959 at June 30, 2012, including principal of $75,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $7,959 at June 30, 2012 to its estimated settlement value of $8,333 at December 31, 2012. Interest expense of $3,366 for these obligations was accrued for the six months ended June 30, 2012.

During the year ended December 31, 2011, YA Global assigned an additional $115,000 in convertible debt to EFG Bank (“EFG” and the “EFG Debenture”). EFG shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the EFG Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the EFG Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the EFG Debenture at December 31, 2011 to be $126,630 which represented the face value of the debenture of $115,000 plus the present value of the conversion feature. During the six months ended June 30, 2012, the Company recorded an expense of $574 for the accretion to fair value of the conversion liability for the period. The carrying value of the EFG Debenture was $127,204 at June 30, 2012, including principal of $115,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $12,204 at June 30, 2012 to its estimated settlement value of $12,778 at December 31, 2012. Interest expense of $3,441 for these obligations was accrued for the six months ended June 30, 2012.

During the year ended December 31, 2011, YA Global assigned $385,000 in convertible debt to Epelbaum Revocable Trust (“Epelbaum” and the “Epelbaum Debenture”). Epelbaum shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Epelbaum Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Epelbaum Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Epelbaum Debenture at December 31, 2011 to be $423,934 which represented the face value of the debenture of $385,000 plus the present value of the conversion feature. During the six months ended June 30, 2012, $48,382 in principal was converted into common stock. During the six months ended June 30, 2012, the Company recorded an expense of $1,802 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $9,429 for the conversions. The carrying value of the Epelbaum Debenture was $325,925 at June 30, 2012, including principal of $294,618 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $31,307 at June 30, 2012 to its estimated settlement value of $32,735 at December 31, 2012. Interest expense of $9,827 for these obligations was accrued for the six months ended June 30, 2012.

During the year ended December 31, 2011, YA Global assigned $34,000 in convertible debt to Judy Klein (“Klein” and the “Klein Debenture”). Klein shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Klein Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Klein Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Klein Debenture at December 31, 2011 to be $37,439 which represented the face value of the debenture of $34,000 plus the present value of the conversion feature. During the six months ended June 30, 2012, $34,000 in principal was converted into common stock. During the six months ended June 30, 2012, the Company recorded an expense of $86 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $3,525 for the conversions. As of June 30, 2012, the balance on the Klein Debenture had been paid in full.  Interest expense of $333 for these obligations was accrued for the six months ended June 30, 2012.

During the year ended December 31, 2011, YA Global assigned an additional $40,750 in convertible debt to JMC Holdings, LP (“JMC” and the “JMC Debenture”). JMC shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the JMC Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMC Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the JMC Debenture at December 31, 2011 to be $44,871 which represented the face value of the debenture of $40,750 plus the present value of the conversion feature. During the six months ended June 30, 2012, the Company recorded an expense of $204 for the accretion to fair value of the conversion liability for the period. The carrying value of the JMC Debenture was $45,074 at June 30, 2012, including principal of $40,750 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $4,324 June 30, 2012 to its estimated settlement value of $4,528 at December 31, 2012. Interest expense of $1,219 for these obligations was accrued for the six months ended June 30, 2012.

During the year ended December 31, 2011, YA Global assigned $18,500 in convertible debt to Dr. Michael Kesselbrenner TTEE Money Purchase Plan (“Kesselbrenner” and the “Kesselbrenner Debenture”). Kesselbrenner shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Kesselbrenner Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Kesselbrenner Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Kesselbrenner Debenture at December 31, 2011 to be $20,371 which represented the face value of the debenture of $18,500 plus the present value of the conversion feature. During the six months ended June 30, 2012, the Company recorded an expense of $92 for the accretion to fair value of the conversion liability for the period. The carrying value of the Kesselbrenner Debenture was $20,464 at June 30, 2012, including principal of $18,500 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $1,964 at June 30, 2012 to its estimated settlement value of $2,056 at December 31, 2012. Interest expense of $553 for these obligations was accrued for the six months ended June 30, 2012.

During the year ended December 31, 2011, YA Global assigned $10,000 in convertible debt to MD Global Partners, LLC (“MD Global” and the “MD Global Debenture”). MD Global shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the MD Global Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MD Global Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the MD Global Debenture at December 31, 2011 to be $11,011 which represented the face value of the debenture of $10,000 plus the present value of the conversion feature. During the six months ended June 30, 2012, $10,000 in principal was converted into common stock. During the six months ended June 30, 2012, the Company recorded an expense of $26 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $1,037 for the conversions. As of June 30, 2012, the balance on the MD Global Debenture had been paid in full.

During the year ended December 31, 2011, YA Global assigned $20,500 in convertible debt to Susan Schneider (“Schneider” and the “Schneider Debenture”). Schneider shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Schneider Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Schneider Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Schneider Debenture at December 31, 2011 to be $22,573 which represented the face value of the debenture of $20,500 plus the present value of the conversion feature. During the six months ended June 30, 2012, the Company recorded an expense of $102 for the accretion to fair value of the conversion liability for the period. The carrying value of the Schneider Debenture was $22,676 at June 30, 2012, including principal of $20,500 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $2,176 at June 30, 2012 to its estimated settlement value of $2,278 at December 31, 2012. Interest expense of $277 for these obligations was accrued for the six months ended June 30, 2012.

During the year ended December 31, 2011, YA Global assigned $28,500 in convertible debt to Saul Skoler (“Skoler” and the “Skoler Debenture”). Skoler shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Skoler Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Skoler Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Skoler Debenture at December 31, 2011 to be $31,370 which represented the face value of the debenture of $28,500 plus the present value of the conversion feature. During the six months ended June 30, 2012, $28,500 in principal was converted into common stock. During the six months ended June 30, 2012, the Company recorded an expense of $85 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $2,955 for the conversions. As of June 30, 2012, the balance on the Skoler Debenture had been paid in full. Interest expense of $277 for these obligations was accrued for the six months ended June 30, 2012.

During the year ended December 31, 2011, Cascade assigned $70,718 in convertible debt to Yorkville Advisors, LLC (“Yorkville” and the “Yorkville Debenture”). Yorkville shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Yorkville Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Yorkville Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Yorkville Debenture at December 31, 2011 to be $77,870 which represented the face value of the debenture of $70,718 plus the present value of the conversion feature. During the six months ended June 30, 2012, the Company recorded an expense of $353 for the accretion to fair value of the conversion liability for the period. The carrying value of the Yorkville Debenture was $78,223 at June 30, 2012, including principal of $70,718 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $7,505 at June 30, 2012 to its estimated settlement value of $7,858 at December 31, 2012. Interest expense of $2,116 for these obligations was accrued for the six months ended June 30, 2012.

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

On September 4, 2008, the Company’s subsidiary, GS CleanTech Corporation, entered into a transaction involving the issuance of a series of convertible notes totaling $1,734,579 (the “Bridge Loan”), which notes bear interest at a rate 20% per annum and matured on December 31, 2011. The notes were intended to be converted into shares of GS CleanTech preferred stock at the closing by GS CleanTech of a planned preferred stock financing with GE Energy Financial Services. Although the financing by GE Energy Financial Services never occurred, a $1,259,279 portion of the Bridge Loan was retained by the lenders, who then commenced legal action against the Company to enforce the convertible notes. The lenders’ complaint was dismissed on April 16, 2012, at which time the court ruled that the asserted claims were not enforceable given the absence of a repayment obligation. The lenders’ entire case against the Company was then dismissed with prejudice on July 2, 2012.  Accordingly, the Company has derecognized the reported liability for the convertible notes and related accrued interest, resulting in a $3,057,176 gain on extinguishment of debt.

NOTE 10	GUARANTY AGREEMENT

Viridis Capital, LLC (“Viridis”) is the majority shareholder of the Company and is solely owned by Kevin Kreisler, the Company’s founder, chairman and chief executive officer. Viridis has guaranteed all of the Company’s senior debt and has pledged all of its assets, including its shares of Company Series D Preferred Stock, to YA Global to secure the repayment by the Company of its obligations to YA Global (see Note 11, Stockholders’ Equity, below). Viridis has also guaranteed all amounts due to Cantrell Winsness Technologies, LLC in connection with the acquisition by the Company’s subsidiary of its patented and patent-pending extraction technologies (see Note 13, Related Party Transactions, below). The Company has separately agreed to indemnify and hold Viridis harmless from any and all losses, costs and expenses incurred by Viridis in connection with its guaranty of the Company’s obligations.

On October 31, 2006, the Company guaranteed a secured note issued by a wholly owned subsidiary of the Company’s former subsidiary, GS AgriFuels Corporation, in the principal amount of $6,000,000 to Stillwater Asset-Backed Fund, LP. The balance due to Stillwater at June 30, 2012 and December 31, 2011 was $2,071,886. The operations of GS AgriFuels were discontinued during 2009 and liquidated in 2010.

NOTE 11	STOCKHOLDERS’ EQUITY

SERIES D PREFERRED STOCK

Shares of the Series D Preferred Stock (the “Series D Shares”) may be converted by the holder into Company common stock. The conversion ratio is such that the full 1,000,000 Series D Shares originally issued convert into Company common shares representing 80% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). The holder of Series D Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series D Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series D Shares will receive the dividend that would be payable if the Series D Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series D Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series D Shares had been converted into common shares. Effective September 30, 2011, Minority Interest Fund (II), LLC (“MIF”) was issued 62,500 shares of Series D Preferred Stock in partial consideration of the contribution of principal and accrued interest and various other modified terms of MIF’s agreements with the Company. The Company’s Series D Preferred Stock is beneficially owned by Viridis Capital, LLC (633,853 shares), Edward Carroll (187,500 shares), Acutus Capital, LLC (124,875 shares) and Minority Interest Fund (II), LLC (103,534 shares).

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

SERIES F PREFERRED STOCK

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock with a face value of $10 per preferred share. The Series F preferred shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the Series F preferred shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion Series F preferred shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 14, Guaranty Agreements, below). The Company accounted for the Series F preferred shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible Series F preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares.  The Company determined the value of the Series F preferred shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the year ended December 31, 2010, the Company recognized a total expense of $925,926 based on the grant date value. During the six months ended June 30, 2012, the Company recognized a reduction in conversion liability at present value of $158,665 for the redemptions that occurred via payments of royalties under the agreement and recorded an expense of $31,826 for the accretion to fair value of the conversion liability for the period. The carrying value of the liability for the Series F shares was $817,632 at June 30, 2012, including the grant date value plus the accretion less redemptions of the conversion liability during the year. The liability for the conversion feature shall increase from its present value of $320,087 at June 30, 2012 to its estimated settlement value of $803,027 at June 10, 2020.

The only conditions under which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

COMMON STOCK

The Company completed a 1 for 1,000 reverse stock split on September 9, 2011. This stock split became effective under applicable laws on September 9, 2011. All stock prices, share amounts, per share information, stock options and stock warrants in this report reflect the impact of the reverse stock split. Every thousand shares of issued and outstanding Company common stock was automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. All fractional shares resulting from the reverse split were rounded to a full share. During the six months ended June 30, 2012 and 2011, the Company issued a total of 17,103,123 shares and 7,728,976 shares of common stock, respectively, upon conversion in period of $738,654 and $634,124, respectively, of principal and accrued interest due pursuant to the Company’s various convertible debentures (see Note 9, Debt Obligations, above).

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

OTHER MATTERS

The Company is party to the matter entitled JMJ Financial v. GreenShift et. al., an action in which the plaintiff has alleged breach of contract and other causes of action for which the plaintiff seeks damages of about $300,000 plus costs. The Company intends to vigorously defend this action. At this stage of the proceedings, we cannot evaluate the likelihood of an unfavorable outcome in excess of the amounts previously accrued.

On October 31, 2006, the Company guaranteed a secured note issued by a wholly owned subsidiary of the Company’s former subsidiary, GS AgriFuels Corporation, in the principal amount of $6,000,000 to Stillwater Asset-Backed Fund, LP. The balance due to Stillwater at December 31, 2010 was $2,071,886. This obligation is guaranteed by the Company; however, Stillwater is party to an intercreditor agreement with the Company’s senior lender which provides that no payments can be made by the Company against the balance due to Stillwater until the senior lender has been fully paid. The operations of GS AgriFuels were discontinued during 2009 and liquidated in 2010.

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

The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 10, Guaranty Agreement, above). As of December 31, 2009, the Company accrued royalty fees payable of $1,047,832 and prepaid royalty fees of another $300,000, for a total of $1,347,832. $750,000 of this amount was capitalized and then amortized and included in the Company’s cost of sales for the years ended December 31, 2011 ($321,429), December 31, 2010 ($267,857) and December 31, 2009 ($160,714). During the year ended December 31, 2009, the Company issued unsecured convertible debentures (collectively, the “TAA Debentures”) to each of David Cantrell, David Winsness, Greg Barlage, and John W. Davis in consideration for amounts due and/or accrued pursuant to the TAA ($1,347,832). The TAA Debentures were acquired by MIF during 2009 and paid to a balance of $851,422 as of December 31, 2010. The Company subsequently accrued royalties of $271,186 and $932,924 during 2010 and 2011, respectively, which amounts were then offset against prepaid royalties of $300,000 from 2009 and an additional $519,311 from 2011, corresponding to a balance of about $1,184,251 in accrued royalties payable under the TAA as of June 30, 2012.

NOTE 14	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the six months ended June 30, 2012 and 2011:

	6/30/2012	6/30/2011

Cash paid for the following:
Interest	$--	$--
Total	--	--
Non-Cash Investing and Financing Activities
Performance bonuses applied to convertible debentures	$--	$4,986,568
Debentures converted into common stock	648,729	634,124
Forgiveness of affiliate payable	--	180,000
Forgiveness of affiliate receivable charged against paid in capital	--	--

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

Our corn oil extraction technologies are widely considered to be the quickest and best path for margin improvement for corn ethanol producers today. The current market value of corn oil recovered by our licensees is about $2.66 per gallon – more than three times higher than its value without use of our patented corn oil extraction processes. Our corn oil extraction technologies increase corn-to-biofuel yields while reducing the energy and greenhouse gas intensity of corn ethanol production for dry mill ethanol producers. These benefits correspond to increased ethanol producer income ranging from about $0.08 to more than $0.20 per gallon of ethanol produced, depending on the extent to which the producer uses our patented and patent-pending extraction technologies, and ethanol producer paybacks of less than 1 year at current market prices. No technologies have been developed, commercialized and made available to corn ethanol producers in the history of the ethanol industry that begin to approach these results.

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

Plan of Operations

Revenues have increased during the three and six months ended June 30, 2012 as compared to the same periods last year. Revenues for the second quarter of 2012 increased to $4.2 million from $3.1 million generated during the three months ended June 30, 2011. Revenues for the six months ended June 30, 2012 were $7.2 million as compared to $5.9 million from the same period last year, net of the impact of non-recurring transactions in which we sold our remaining production facilities during the first quarter of 2011 (the “YA Corn Oil Transaction”). Net income for the second quarter of 2012 was about $4.6 million, or about $0.8 million net of $3.8 million in non-recurring gains realized upon extinguishment of debt and a change in a valuation allowance. This amount compares to a net loss of about $0.3 million during the same period in 2011. Net income for the first six months of 2012 was about $3.9 million, however, net income would have been about $0.1 million without the impact of the $3.8 million in non-recurring gains noted above. These results compare to a net loss of about $1.1 million incurred during the six months of 2011 (net of the impact of YA Corn Oil Transaction).

Approximately $3.2 million in expenses incurred during the first six months of 2012 were non-cash and included accrued interest expense, accrued royalty expense incurred in connection with our increased corn oil production during the period, and accrued legal costs incurred mostly as a result of our ongoing litigation for patent infringement.

We have entered into a modified contingency-based agreement with Cantor Colburn, LLP, our lead counsel in our infringement litigation, pursuant to which we are only required to pay $50,000 per month in cash. Accordingly, most of the increased legal costs incurred during the period were non-cash. Moving forward, we will continue to work with our licensees to maximize the benefits and minimize the costs of recovering as much corn oil as possible.  We will also remain focused on winning new business and increasing our licensed penetration. To do so, we will continue to provide exceptional services, the highest-performing systems packages available, and access to new technologies for further gains in licensee profitability and competitive advantage. We will continue to expand our patent portfolio. We have many additional patents pending and we will remain committed to developing new technologies to further enhance the profitability of our licensees. And, we will stay the course in our ongoing infringement litigation but plan to expand our efforts to aggressively prosecute any entity, manager or other person infringing or inducing infringement of our technologies – all with a view towards enhancing and protecting the significant competitive advantage of our licensees.

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

The ethanol industry increased production in the fourth quarter of 2011 to meet demand from ethanol blenders in order to take advantage of the Volumetric Ethanol Excise Tax Credit (“VEETC”), prior to its expiration on December 31, 2011. As a result, ethanol inventories at the end of 2011 exceeded normal market levels, which in turn caused ethanol margins to compress to near break-even levels since the end of 2011. According to the Energy Information Administration, ethanol producers industry-wide responded by reducing production by approximately 10% in 2012 as compared to the fourth quarter of 2011. We believe that U.S. ethanol production levels will continue to adjust with marginally efficient plants reducing output until supply and demand return to equilibrium. Further, we believe that the price of corn may be affected by reduced ethanol production levels, although weather, world-wide demand, and other market forces may impact corn prices as well. These factors, in combination with reduced demand for motor fuels in the U.S. resulting from higher gasoline prices and more fuel-efficient vehicles, have negatively affected ethanol producer margins in the first half of 2012.

Our business is also directly impacted by commodity price volatility in the market for corn oil. The current market price for corn oil is about $2.66 per gallon. While demand for extracted corn oil is strong in the biodiesel and multiple other markets, decreases in the price of corn oil will have a negative impact on the amount of cash we are able to produce from our operating activities. Any such decreases may adversely affect our results of operations and financial position.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Total revenues for the three months ended June 30, 2012 were $4.2 million as compared to $3.1 million generated during the three months ended June 30, 2011.

The increase in revenue during 2012 was due to the impact of new licenses, increased corn oil production by our licensees, and amounts paid for historical production. Revenue in future periods can be expected to increase as our licensees commence and achieve full production, but will remain subject to variance in connection with a number of factors, including the rate at which our existing and new licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the three months ended June 30, 2012 were $1.5 million as compared to about $1.5 million for the same period last year. Costs of sales during 2012 as compared to 2011 includes increased accrued (non-cash) royalty expenses recorded in connection with our increased licensed production, and were offset by a decrease in costs incurred in connection with systems integration agreements entered into with various of our licensees. Gross profit for the three months ended June 30, 2012 was about $2.8 million as compared to about $1.7 million from the second quarter of 2011. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing licensees commence production and as we execute new licenses for our various technologies.

Operating expenses for the three months ended June 30, 2012 and 2011 were about $0.6 million and $1.2 million, respectively. Operating expenses during the second quarter of 2012 included about $0.6 million in legal costs incurred primarily in connection with our ongoing litigation and were offset by about $0.8 million realized in connection with the change of a valuation allowance. Our operating expenses during the quarter would have been about $1.4 million net of the impact of that reversal.

Other income for the three months ended June 30, 2012 was about $2.5 million, as compared to other expense of about $0.8 million from 2011. The amount for 2012 included about $0.6 million in accrued interest as compared to about $0.8 million incurred in 2011, corresponding to a reduction of about 30% as a result of previously-disclosed debt reduction efforts. Other income for 2012 also included a non-recurring $3.1 million gain realized upon extinguishment of debt. We additionally incurred about $0.4 million in legal costs relating to the execution of amended agreements with YA Global during the first quarter 2012, 90% of which were recorded as deferred financing costs and will be expensed ratably on a monthly basis over the remainder of 2012.

Net income for the second quarter of 2012 was about $4.6 million, or about $0.8 million net of the $3.8 million in non-recurring gains realized upon extinguishment of debt and change in a valuation allowance discussed above. This amount compares to a net loss of about $0.3 million during the same period in 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Total revenues for the six months ended June 30, 2012 were $7.2 million as compared to $5.9 million generated during the six months ended June 30, 2011.  During the six months ended June 30, 2011, we also recorded $5.0 million in non-cash performance bonuses earned in connection with the YA Corn Oil Transaction.

The increase in revenue during 2012 was due to the impact of new licenses, increased corn oil production by our licensees, and amounts paid for historical production. Revenue in future periods can be expected to increase as our licensees commence and achieve full production, but will remain subject to variance in connection with a number of factors, including the rate at which our existing and new licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the six months ended June 30, 2012 were about $2.8 million as compared to about $2.4 million for the same period last year. The increase in costs of sales during 2012 as compared to 2011 was in part due to increased accrued royalty expenses recorded in connection with our increased licensed production, and was offset by a reduction in costs incurred in connection with systems integration agreements entered into with our licensees. Gross profit for the six months ended June 30, 2012 was about $4.4 million as compared to about $3.5 million from the same period last year, net of the $5.0 million in revenue attributable to the YA Corn Oil performance bonuses described above. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing licensees commence production and as we execute new licenses for our various technologies.

Operating expenses for the six months ended June 30, 2012 and 2011 were about $2.2 million and $2.2 million, respectively. Operating expenses during 2012 included about $1.1 million in legal costs, of which about $0.6 million was accrued and not paid during the period. By contrast, operating expenses during the first six months of 2011 included about $0.8 million in professional fees. Our operating expenses for the first half of 2012 would have been about $3.0 million net of the impact of a $0.8 million reversal of a valuation allowance realized during the period. Our increased legal costs were incurred primarily in connection with our ongoing litigation for patent infringement and the completion of amended agreements with YA Global.

Other income for the six months ended June 30, 2012 was about $1.8 million, as compared to other income of about $3.5 million from the first six months of 2011. The latter amount included about $5.9 million in non-recurring gains realized upon extinguishment of debt relating mostly to the completion of the YA Corn Oil Transaction during the first quarter of 2011. Other income in 2012 included about $1.1 million in accrued interest as compared to about $2.1 million in accrued interest expense incurred in 2011, corresponding to a reduction of about 45% as a result of previously-disclosed debt reduction efforts. Other income for 2012 also included a $3.1 million gain realized on extinguishment of debt in that same amount. We additionally incurred about $0.4 million in legal costs relating to the execution of amended agreements with YA Global during the first quarter 2012, 90% of which were recorded as deferred financing costs and will be expensed ratably on a monthly basis over the remainder of 2012.

Net income for the first six months of 2012 was about $3.9 million, or about $0.1 million net of the $3.8 million in non-recurring gains realized upon extinguishment of debt and change in a valuation allowance discussed above. This amount compares a net loss of $1.1 million from the same period in 2011, net of the impact of the impact of the YA Corn Oil Transaction as discussed above.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to various lenders was about $28.0 million as of June 30, 2012, and was reported together with conversion liabilities of about $3.0 million. Thechange in value of these conversion liabilities during the six months ending June 30, 2012 resulted in other income during the period of about $43,000..

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity during 2012 have been cash from the activities discussed above in Results of Operations. During the six months ended June 30, 2012, we produced about $0.5 million in cash in our operating activities and we used about $0.4 million in our financing activities. During the six months ended June 30, 2011, we produced about $2.5 million in net cash in our investing activities and about $1.0 million in net cash in our operating activities, and we used about $2.1 million in cash in our financing activities. Our cash balances at June 30, 2012 and December 31, 2011 were about $1.5 million and $1.4 million, respectively. The Company had a working capital deficit of about $41 million at June 30, 2012, about $34 million of which was attributable to current obligations convertible into Company common stock.

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

We owe about $27.1 million in debt to YA Global and its assignees and about $4.1 million to related parties. Our debt to YA Global matures on December 31, 2012, and our debt to related party lenders matures on June 30, 2013. In February 2012, we entered into an amended agreement with YA Global pursuant to which we agreed to begin servicing our debt to YA Global with cash payments of about $1.6 million during 2012 to supplement equity conversion. We paid YA Global a total of about $0.8 million in cash during the six months ended June 30, 2012. We are otherwise not required to pay any of these amounts in cash in advance of the maturity date for the debt, and the lenders have primarily sought repayment in the form of common stock issued upon the conversion of debt. Despite this feature, repayment of the balance of these obligations in cash is an important objective for us moving forward, and we hope to complete a financing during 2012 to refinance and recapitalize all of our remaining convertible obligations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2012.

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

OTHER MATTERS

The Company is party to the matter entitled JMJ Financial v. GreenShift et. al., an action in which the plaintiff has alleged breach of contract and other causes of action for which the plaintiff seeks damages of about $300,000 plus costs. The Company intends to vigorously defend this action. At this stage of the proceedings, we cannot evaluate the likelihood of an unfavorable outcome in excess of the amounts previously accrued.

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

During the six months ended June 30, 2012, the Company issued a total of 17,103,123 shares to the Company’s various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $738,654. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity’s own account. There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of GreenShift’s Form 10-Q for the quarter ended June 30, 2012:

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

GREENSHIFT CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chief Executive Officer
Date:		August 14, 2012

By:	/s/	EDWARD CARROLL
EDWARD CARROLL
Chief Financial Officer &
Chief Accounting Officer
Date:		August 14, 2012