Form 10-Q/A
period 2012-06-30
GREENSHIFT CORP
filed 2012-09-11
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q/A
(Amendment No. 1)
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

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10Q/A
FOR THE FISCAL QUARTER ENDED JUNE 30, 2012

Amendment No. 1:  Explanatory Note

This amendment is being filed in order to:

•	Correct typographical errors in two line items in the Statements of Cash Flows for the Six Months Ended June 30, 2012; and

•	Include the interactive data files as exhibits.

No other changes have been made to the original filing, nor has any of the disclosure been updated.

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	6/30/2012	12/31/2011
ASSETS

Current Assets:
Cash	$1,474,867	$1,364,994
Accounts receivable, net of doubtful accounts	1,055,682	1,956,377
Inventories, net	1,828,890	1,153,357
Deferred financing fees, net	224,972	--
Prepaid expenses and other assets	55,185	41,418
Total current assets	4,639,596	4,516,146

Other Assets:
Intangible assets, net	114,899	127,215
Minority investments	2,501,324	2,501,324
Deposits	70,634	51,910
Total other assets	2,686,857	2,680,449

TOTAL ASSETS	7,326,453	7,196,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,594,010	3,697,216
Accrued expenses	2,241,514	2,602,476
Accrued expenses – deferred employee compensation	1,301,722	1,333,380
Accrued interest payable	3,602,370	3,925,884
Accrued interest payable – related party	86,815	69,905
Deferred revenue	253,149	1,197,404
Current portion of long term debt	71,743	1,806,316
Current portion of convertible debentures, net	29,750,826	30,330,995
Current portion of convertible debentures related parties, net	4,098,431
Current liability for conversion feature	--	11,111
Amounts due to minority shareholders	750,472	750,472
Liabilities of discontinued operations, current	137,000	137,000
Total current liabilities	45,888,052	45,862,159

Long term Liabilities:
Liability for preferred stock – related party	817,632	944,471
Convertible debentures – related party	--	4,531,000
Total long term liabilities	817,632	5,475,471

Total Liabilities	46,705,684	51,337,630

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 shares issued and outstanding	2,481	2,481
Series D: 862,262 and 862,262 shares issued and outstanding, respectively	862	862
Common stock: $0.0001 par value, 20,000,000,000 authorized 35,200,746 and
18,098,873 shares issued and outstanding, respectively	3,520	1,809
Additional paid in capital	117,840,928	117,027,381
Accumulated deficit	(157,227,022)	(161,173,568)
Total stockholders’ equity (deficit)	(39,379,231)	(44,141,039)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,326,453	$7,196,595

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

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Six Months Ended
	6/30/2012	6/30/2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,946,546	9,806,459

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	--	115,309
Amortization of intangibles	12,315	12,315
Amortization of debt discount and deferred financing costs	149,981	16,666
Non-cash payment of performance bonus applied to convertible debenture	--	(4,986,568)
Loss (gain) on extinguishment of debt	(3,071,537)	(5,908,693)
Loss on sale of assets	--	222,199
Change in net assets of disposal group	--	7,500
Change in conversion liabilities	(43,380)	(512,270)
Interest accretion on notes receivable	--	(35,704)
Expenses incurred by issuance of debentures	--	188,774

Changes in operating assets and liabilities:
Accounts receivable	1,685,694	(442,207)
Deferred financing coss	(374,953)	--
Prepaid expenses	1,233	(415,011)
Change in valuation allowance	(785,000)	--
Inventory	(675,533)	(21,344)
Deposits	(18,723)	835
Deferred revenue	(944,255)	(83,693)
Accrued interest	1,003,366	1,448,204
Accrued interest – related party	129,967	420,308
Billings in excess	--	394,544
Accounts payable and accrued expenses	(474,227)	756,316
Net cash provided by (used in) operating activities	541,493	983,940

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of inventory components	--	43,600
Proceeds from sale of property, plant and equipment	--	2,500,000
Additions to and acquisition of property, plant and equipment	--	(13,739)
Loans to related party	--	(17,060)
Net cash provided by (used in) investing activities	--	2,512,801

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable - related party	--	(89,437)
Proceeds from convertible debentures – related party	--	61,425
Repayment of convertible debentures	(250,000)	(2,000,000)
Repayment of convertible debentures – related party bridge	(181,620)	(80,000)
Net cash provided by (used in) financing activities	(431,620)	(2,108,012)

Net increase (decrease) in cash	109,873	1,388,729
Cash at beginning of period	1,364,994	18,420
Cash at end of period	$1,474,867	$1,407,149

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

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