Form 10-Q
period 2012-09-30
GREENSHIFT CORP
filed 2012-11-19
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of November 14, 2012, there were 53,519,036 shares of common stock outstanding.

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	9/30/2012
	(unaudited)	12/31/2011
ASSETS

Current Assets:
Cash	$1,679,887	$1,364,994
Accounts receivable, net of doubtful accounts	962,958	1,956,377
Inventories, net	2,178,890	1,153,357
Deferred financing fees, net	112,486	--
Prepaid expenses and other assets	55,185	41,418
Total current assets	4,989,406	4,516,146

Other Assets:
Intangible assets, net	108,742	127,215
Minority investments	2,501,324	2,501,324
Deposits	70,633	51,910
Total other assets	2,680,699	2,680,449

TOTAL ASSETS	7,670,105	7,196,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,706,897	3,697,216
Accrued expenses	2,590,683	2,602,476
Accrued expenses – deferred employee compensation	1,301,722	1,333,380
Accrued interest payable	4,010,023	3,925,884
Accrued interest payable – related party	147,064	69,905
Deferred revenue	253,149	1,197,404
Current portion of long term debt	71,743	1,806,316
Current portion of convertible debentures, net	29,227,135	30,330,995
Current portion of convertible debentures related parties, net	3,835,931	--
Current liability for conversion feature	--	11,111
Amounts due to minority shareholders	750,472	750,472
Liabilities of discontinued operations, current	137,000	137,000
Total current liabilities	46,031,819	45,862,159

Long term Liabilities:
Liability for preferred stock – related party	812,145	944,471
Convertible debentures – related party	--	4,531,000
Total long term liabilities	812,145	5,475,471

Total Liabilities	46,843,964	51,337,630

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 shares issued and outstanding	2,481	2,481
Series D: 862,262 and 862,262 shares issued and outstanding, respectively	862	862
Common stock: $0.0001 par value, 20,000,000,000 authorized 46,616,482 and 18,098,873 shares issued and outstanding, respectively	4,661	1,809
Additional paid in capital	118,085,605	117,027,381
Accumulated deficit	(157,267,468)	(161,173,568)
Total stockholders’ equity (deficit)	(39,173,859)	(44,141,039)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,670,105	$7,196,595
The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Three Months Ended		Nine months Ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011

Revenue	$3,062,275	$6,332,035	$10,217,184	$12,211,692
Performance bonuses	--	--	--	4,986,568
Total revenue	3,062,275	6,332,035	10,217,184	17,198,260

Costs of goods sold	858,124	4,366,487	3,658,172	6,756,768
Gross profit	2,204,151	1,965,548	6,559,012	10,441,492

Operating expenses:
Research and development	286,560	--	324,944	--
Sales, general and administrative expenses	1,313,281	1,126,835	3,527,827	3,311,268
Total operating expenses	1,599,841	1,126,583	3,852,771	3,311,268

Income from operations	604,310	838,713	2,706,241	7,130,224

Other Income (Expense):
Gain (loss) on extinguishment of debt	4,376	2,204,238	3,075,913	8,112,931
Gain (loss) on sale of asset	--	--	--	(222,199)
Liquidated damages	--	(200,000)	--	(850,000)
Amortization of debt discount & deferred financing	(112,486)	(8,333)	(262,467)	(25,000)
Interest income	9,029	13,810	27,088	51,483
Miscellaneous income	2,202	2,023	3,378	4,523
Other expense	(48,633)	--	(48,633)	--
Change in conversion liabilities	(14,616)	185,293	(98,074)	686,062
Change in conversion liabilities - related party	(14,527)	373,414	112,313	384,915
Interest expense	(60,250)	(520,565)	(196,440)	(2,039,360)
Interest expense – related party	(409,854)	(224,187)	(1,413,220)	(762,715)
Total other income (expense), net	(644,758)	1,825,693	1,199,857	5,340,640

Income (loss) before provision for income taxes	(40,448)	2,664,406	3,906,098	12,470,864

(Provision for)/benefit from income taxes	--	--	--	--

Net income (loss)	$(40,448)	$2,664,406	$3,906,098	$12,470,864

Weighted average common shares outstanding, basic	40,278,764	14,344,713	43,255,384	14,375,719
Weighted average common shares outstanding, diluted	40,278,764	545,212,941	94,083,545	545,212,941

Net income (loss) per share – basic	$0.00	$0.19	$0.09	$0.87
Net income (loss) per share – diluted	$0.00	$0.00	$0.06	$0.00

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Nine months Ended
	9/30/2012	9/30/2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,906,098	12,470,864

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	--	115,311
Amortization of intangibles	18,473	18,473
Amortization of debt discount and deferred financing costs	262,467	25,000
Non-cash payment of performance bonus applied to convertible debenture	--	(4,986,568)
Loss (gain) on extinguishment of debt	(3,075,913)	(8,112,931)
Bad debt recoveries	(785,000)	--
Loss on sale of assets	--	222,199
Change in net assets of disposal group	--	7,500
Change in conversion liabilities	(14,238)	(1,070,977)
Interest accretion on notes receivable	--	(53,852)
Expenses incurred by issuance of debentures	--	236,024

Changes in operating assets and liabilities:
Accounts receivable	1,778,419	(2,783,591)
Deferred financing costs	(374,953)	(257,016)
Prepaid expenses	1,233	(415,011)
Inventory	(1,025,533)	(21,344)
Deposits	(18,723)	--
Deferred revenue	(944,255)	3,847
Accrued interest	1,411,019	1,948,243
Accrued interest – related party	190,216	617,246
Cost in excess of billings	--	689,946
Billings in excess	--	348,461
Accounts payable and accrued expenses	(7,797)	1,057,711
Net cash provided by operating activities	1,321,513	474,546

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of inventory components	--	834,100
Proceeds from sale of property, plant and equipment	--	2,500,000
Additions to and acquisition of property, plant and equipment	--	(13,739)
Loans to related party	--	(13,019)
Net cash provided by investing activities	--	3,307,342

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable - related party	--	(89,436)
Proceeds from convertible debentures – related party	--	80,229
Repayment of convertible debentures	(650,000)	(2,000,000)
Repayment of convertible debentures – related party bridge	(356,620)	(262,909)
Net cash used in financing activities	(1,006,620)	(2,272,116)

Net increase (decrease) in cash	314,893	1,509,772
Cash at beginning of period	1,364,994	18,420
Cash at end of period	$1,679,887	$1,528,192

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

REFERENCES TO THE COMPANY

In this Quarterly Report on Form 10-Q, the terms “we,” “our,” “us,” “GreenShift,” or the “Company” refer to GreenShift Corporation, and its subsidiaries on a consolidated basis. The term “GreenShift Corporation” refers to GreenShift Corporation on a standalone basis only, and not its subsidiaries.

The condensed balance sheet at December 31, 2011 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2012, the Company had $1,679,887 in cash, and current liabilities exceeded current assets by $41,042,413. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to satisfy our obligations will depend on our success in obtaining financing, our success in developing revenue sources, and our success in negotiating with the creditors. Management’s plans to resolve the Company’s working capital deficit include increasing revenue. There can be no assurances that the Company will be able to eliminate its working capital deficit and that the Company’s historical operating losses will not recur. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, “Earnings per Share,” whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the three and nine months ended September 30, 2011 and the nine months ended September 30, 2012, we reported net income and accordingly included potentially dilutive instruments in the fully diluted net income per share calculation. However, during the three months ended September 30, 2012, we reported a net loss and, in accordance with ASC 260, dilutive instruments were excluded from the net loss per share calculation for such periods.

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

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.The Company is currently evaluating the effect that this guidance will have on its consolidated financial position, results of operations and cash flows.

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

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the nine months ended September 30, 2012:

Embedded conversion liabilities as of September 30, 2012:
Level 1	$--
Level 2	--
Level 3	2,989,776
Total	$2,989,776

The following table reconciles, for the period ended September 30, 2012, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2011	$3,079,447

Present value of beneficial conversion features of new debentures	2,430
Accretion adjustments to fair value – beneficial conversion features	216,550
Reductions in fair value due to repayments/redemptions	(253,232)
Reductions in fair value due to principal conversions	(55,419)
Balance at September 30, 2012	$2,989,776

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

During the nine months ended September 30, 2011, the Company liquidated its interest in its remaining corn oil extraction systems for a total of $12.5 million (see Note 9, Debt Obligations, below). Pursuant ASC 410-20, Asset Retirement Obligations, the Company had recognized the fair value of the asset retirement obligation for the removal of its corn oil extraction facilities. The present value of the estimated asset retirement costs was capitalized as part of the carrying amount of the related long-lived assets. This liability was $691,435 as of December 31, 2010, and it has been written-off in connection with the satisfaction of the closing conditions for the YA Corn Oil Transaction during the nine months ended September 30, 2011 (see Note 9, Debt Obligations, below).  During the nine months ended September 30, 2012 and 2011, the Company recorded $0 and $115,311 in depreciation expense.

NOTE 7	INVENTORIES

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company’s licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at September 30, 2012 and December 31, 2011 were $2,178,890 and $1,153,357, respectively.

NOTE 8	DEFERRED REVENUE

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s licensing support services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various clients that have been recorded as deferred revenue in the amount of $253,149 and $1,197,404 as of the periods ended September 30, 2012 and December 31, 2011, respectively.

NOTE 9	DEBT OBLIGATIONS

The following is a summary of the Company’s financing arrangements as of September 30, 2012:
9/30/2012
Current portion of long term debt:
Mortgages and other term notes	$21,743
Current portion of notes payable	50,000
Total current portion of long term debt	$71,743

Current portion of convertible debentures:
YA Global Investments, L.P., 6% interest, conversion at 90% of market	$20,766,311
Andypolo, LP, 6% interest, conversion at 90% of market	4,352,525
Barry Liben, 6% interest, conversion at 90% of market	90,500
Circle Strategic Allocation Fund, LP, 6% interest, conversion at 90% of market	282,968
EFG Bank, 6% interest, conversion at 90% of market	190,000
Epelbaum Revocable Trust, 6% interest, conversion at 90% of market	281,118
JMC Holdings, LP, 6% interest, conversion at 90% of market	226,137
Dr. Michael Kesselbrenner, 6% interest, conversions at 90% of market	18,500
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	4,000
Susan Schneider, 6% interest, conversions at 90% of market	20,500
Stuttgart, LP, 6% interest, conversion at 90% of market	248,683
Yorkville Advisors (GP), LLC, 6% interest, conversion at 90% of market	70,718
Conversion liabilities	2,675,176
Acutus Capital, LLC, 6% interest, no conversion discount	640,000
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	2,686,062
Viridis Capital, LLC, 6% interest, no conversion discount	236,319
Related Party Debenture, 6% interest, no conversion discount	203,550
Related Party Debenture, 6% interest, no conversion discount	70,000
Total convertible debentures	$33,063,066

A total of $30,387,890 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of September 30, 2012 and the Company’s ability to meet such obligations:

Year	Amount
2012	$26,623,702
2013	3,835,931
2014	--
2015	--
2016	--
Thereafter	--
Total minimum payments due under current and long term obligations	$30,459,633

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

During the year ended December 31, 2011, YA Global subdivided the A&R Debenture and assigned to a total of sixteen of its equity-holders portions of the A&R Debenture totaling $6,281,394 in principal, which assignments reduced the balance due to YA Global alone under the A&R Debenture as of December 31, 2011. $6,177,028 of the portion of the A&R Debenture assigned by YA Global remained outstanding at December 31, 2011. The Company accounted for the A&R Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company had determined the fair value of the A&R Debenture at December 31, 2011 to be $23,525,327 which represented the face value of the debenture plus the present value of the conversion feature. During the nine months ended September 30, 2012, the Company recognized a decrease in the conversion liability relating to the A&R Debenture of $62,777 for assignments and/or repayments during the period and recorded an expense of $127,671 for the accretion of the present value of the conversion liability for the period. The carrying value of the A&R Debenture was $22,811,980 at September 30, 2012, including principal of $20,766,311 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $2,045,669 at September 30, 2012 to its estimated settlement value of $2,085,148 at December 31, 2012. Interest expense of $963,451 for the A&R Debenture was accrued for the nine months ended September 30, 2012.

RELATED PARTY OBLIGATIONS

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate principal amount of $3,988,326 (the “MIF Debenture”) and convertible debentures payable to Viridis Capital, LLC in an aggregate principal amount of $518,308 (the “Viridis Debenture”). As discussed more fully in Note 13, Related Party Transactions, below, the Company entered into agreements with MIF and Viridis to amend and restate the terms of the MIF Debenture and Viridis Debenture effective September 30, 2011 to extend the maturity date to June 30, 2013; to eliminate and contribute $502,086 in accrued interest and $1,065,308 of principal; to reduce the applicable interest rate to 6% per annum; to eliminate MIF’s and Viridis’ right to convert amounts due at a discount to the market price of the Company’s common stock; and to reverse various non-cash assignments of debt involving related parties. The restated balances due to MIF and Viridis at September 30, 2011, were $3,017,061 and $237,939, respectively. No interest was payable to either MIF or Viridis after these amendments. MIF received 62,500 shares of Series D Preferred Stock in partial consideration of the contribution of principal and accrued interest and the various other modified terms of MIF’s agreements with the Company. The outstanding principal balance of the Viridis Debenture at September 30, 2012, was $236,319, and an interest expense of $10,693 for this obligation was accrued for the nine months ended September 30, 2012. On September 30, 2011, the Company issued $1,090,000 and $351,000 in convertible debt to Acutus Capital, LLC (“Acutus”) and family members of the Company’s chairman, respectively, for cash investments previously provided to the Company. The terms of these debentures provide for interest at 6% per annum, a maturity date of June 30, 2013, and the right to convert amounts due into Company common stock at 100% of the market price for the Company’s common stock at the time of conversion. The foregoing debentures are subject to conditions which limit the transfer of shares issued upon conversion to 5% of the average monthly volume for the Company’s common stock.

OTHER CONVERTIBLE DEBENTURES

During the year ended December 31, 2011, YA Global assigned $4,391,643 in convertible debt to Andypolo, LP (“Andypolo” and the “Andypolo Debenture”). Andypolo shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Andypolo Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Andypolo Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Andypolo Debenture at December 31, 2011 to be $4,839,710 which represented the face value of the debenture of $4,391,643 plus the present value of the conversion feature. During the nine months ended September 30, 2012, $39,119 in principal was converted into common stock. During the nine months ended September 30, 2012, the Company recorded an expense of $29,920 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $4,212 for the conversions. The carrying value of the Andypolo Debenture was $4,826,300 at September 30, 2012, including principal of $4,352,525 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $473,775 at September 30, 2012 to its estimated settlement value of $483,614 at December 31, 2012. Interest expense of $197,738 for these obligations was accrued for the nine months ended September 30, 2012.

During the year ended December 31, 2011, YA Global assigned $321,237 in convertible debt to Stuttgart, LP (“Stuttgart” and the “Stuttgart Debenture”). Stuttgart shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Stuttgart Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Stuttgart Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Stuttgart Debenture at December 31, 2011 to be $298,795 which represented the face value of the debenture of $271,237 plus the present value of the conversion feature. During the nine months ended September 30, 2012, $22,554 in principal was converted into common stock. During the nine months ended September 30, 2012, the Company recorded an expense of $1,870 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $2,382 for the conversions. The carrying value of the Stuttgart Debenture was $275,730 at September 30, 2012, including principal of $248,683 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $27,047 at September 30, 2012 to its estimated settlement value of $27,631 at December 31, 2012. Interest expense of $11,621 for these obligations was accrued for the nine months ended September 30, 2012.

During the year ended December 31, 2011, YA Global assigned $263,498 in convertible debt to JMC Holdings, LP (“JMC” and the “JMC Debenture”). JMC shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the JMC Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMC Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the JMC Debenture at December 31, 2011 to be $190,214 which represented the face value of the debenture of $170,758 plus the present value of the conversion feature. During the nine months ended September 30, 2012, $8,027 in principal was converted into common stock. During the nine months ended September 30, 2012, the Company recorded an expense of $1,486 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $832 for the conversions. The carrying value of the JMC Debenture was $205,497 at September 30, 2012, including principal of $185,387 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $20,110 at September 30, 2012 to its estimated settlement value of $20,599 at December 31, 2012. Interest expense of $8,402 for these obligations was accrued for the nine months ended September 30, 2012.

During the year ended December 31, 2011, YA Global assigned $70,266 in convertible debt to David Moran & Siobhan Hughes (“Moran-Hughes” and the “Moran-Hughes Debenture”). Moran-Hughes shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Moran-Hughes Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Moran-Hughes Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Moran-Hughes Debenture at December 31, 2011 to be $77,380 which represented the face value of the debenture of $70,266 plus the present value of the conversion feature. During the nine months ended September 30, 2012, the Company recorded an expense of $265 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $6,950 for the conversions. The carrying value of the Moran-Hughes Debenture was $4,429 at September 30, 2012, including principal of $4,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $429 at September 30, 2012 to its estimated settlement value of $444 at December 31, 2012. Interest expense of $1,142 for these obligations was accrued for the nine months ended September 30, 2012.

During the year ended December 31, 2011, YA Global assigned $111,000 in convertible debt to Barry Liben (“Liben” and the “Liben Debenture”). Liben shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Liben Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Liben Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Liben Debenture at December 31, 2011 to be $122,225 which represented the face value of the debenture of $111,000 plus the present value of the conversion feature. During the nine months ended September 30, 2012, $20,500 in principal was converted into common stock. During the nine months ended September 30, 2012, the Company recorded an expense of $790 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $2,165 for the conversions. The carrying value of the Liben Debenture was $100,350 at September 30, 2012, including principal of $90,500 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $9,850 at September 30, 2012 to its estimated settlement value of $10,055 at December 31, 2012. Interest expense of $4,718 for these obligations was accrued for the nine months ended September 30, 2012.

During the year ended December 31, 2011, YA Global assigned $341,550 in convertible debt to Circle Strategic Allocation Fund, LP (“Circle Strategic” and the “Circle Strategic Debenture”). Circle Strategic shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Circle Strategic Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Circle Strategic Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Circle Strategic Debenture at December 31, 2011 to be $376,034 which represented the face value of the debenture of $341,500 plus the present value of the conversion feature. During the nine months ended September 30, 2012, $58,532 in principal was converted into common stock. During the nine months ended September 30, 2012, the Company recorded an expense of $2,267 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $6,068 for the conversions. The carrying value of the Circle Strategic Debenture was $313,702 at September 30, 2012, including principal of $282,968 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $30,733 at September 30, 2012 to its estimated settlement value of $31,441 at December 31, 2012. Interest expense of $13,193 for these obligations was accrued for the nine months ended September 30, 2012.

During the year ended December 31, 2011, YA Global assigned $75,000 in convertible debt to EFG Bank (“EFG” and the “EFG Debenture”). EFG shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the EFG Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the EFG Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the EFG Debenture at December 31, 2011 to be $82,584 which represented the face value of the debenture of $75,000 plus the present value of the conversion feature. During the nine months ended September 30, 2012, the Company recorded an expense of $562 for the accretion to fair value of the conversion liability for the period. The carrying value of the EFG Debenture was $83,146 at September 30, 2012, including principal of $75,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $8,146 at September 30, 2012 to its estimated settlement value of $8,333 at December 31, 2012. Interest expense of $3,378 for these obligations was accrued for the nine months ended September 30, 2012.

During the year ended December 31, 2011, YA Global assigned an additional $115,000 in convertible debt to EFG Bank (“EFG” and the “EFG Debenture”). EFG shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the EFG Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the EFG Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the EFG Debenture at December 31, 2011 to be $126,630 which represented the face value of the debenture of $115,000 plus the present value of the conversion feature. During the nine months ended September 30, 2012, the Company recorded an expense of $861 for the accretion to fair value of the conversion liability for the period. The carrying value of the EFG Debenture was $127,491 at September 30, 2012, including principal of $115,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $12,491 at September 30, 2012 to its estimated settlement value of $12,778 at December 31, 2012. Interest expense of $5,180 for these obligations was accrued for the nine months ended September 30, 2012.

During the year ended December 31, 2011, YA Global assigned $385,000 in convertible debt to Epelbaum Revocable Trust (“Epelbaum” and the “Epelbaum Debenture”). Epelbaum shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Epelbaum Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Epelbaum Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Epelbaum Debenture at December 31, 2011 to be $423,934 which represented the face value of the debenture of $385,000 plus the present value of the conversion feature. During the nine months ended September 30, 2012, $103,882 in principal was converted into common stock. During the nine months ended September 30, 2012, the Company recorded an expense of $2,516 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $10,869 for the conversions. The carrying value of the Epelbaum Debenture was $311,699 at September 30, 2012, including principal of $281,118 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $30,581 at September 30, 2012 to its estimated settlement value of $31,235 at December 31, 2012. Interest expense of $14,119 for these obligations was accrued for the nine months ended September 30, 2012.

During the year ended December 31, 2011, YA Global assigned $34,000 in convertible debt to Judy Klein (“Klein” and the “Klein Debenture”). Klein shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Klein Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Klein Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Klein Debenture at December 31, 2011 to be $37,439 which represented the face value of the debenture of $34,000 plus the present value of the conversion feature. During the nine months ended September 30, 2012, $34,000 in principal was converted into common stock. During the nine months ended September 30, 2012, the Company recorded an expense of $86 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $3,525 for the conversions. As of September 30, 2012, the balance on the Klein Debenture had been paid in full.  Interest expense of $340 for these obligations was accrued for the nine months ended September 30, 2012.

During the year ended December 31, 2011, YA Global assigned an additional $40,750 in convertible debt to JMC Holdings, LP (“JMC” and the “JMC Debenture”). JMC shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the JMC Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMC Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the JMC Debenture at December 31, 2011 to be $44,871 which represented the face value of the debenture of $40,750 plus the present value of the conversion feature. During the nine months ended September 30, 2012, the Company recorded an expense of $305 for the accretion to fair value of the conversion liability for the period. The carrying value of the JMC Debenture was $45,176 at September 30, 2012, including principal of $40,750 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $4,426 September 30, 2012 to its estimated settlement value of $4,528 at December 31, 2012. Interest expense of $1,835 for these obligations was accrued for the nine months ended September 30, 2012.

During the year ended December 31, 2011, YA Global assigned $18,500 in convertible debt to Dr. Michael Kesselbrenner TTEE Money Purchase Plan (“Kesselbrenner” and the “Kesselbrenner Debenture”). Kesselbrenner shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Kesselbrenner Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Kesselbrenner Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Kesselbrenner Debenture at December 31, 2011 to be $20,371 which represented the face value of the debenture of $18,500 plus the present value of the conversion feature. During the nine months ended September 30, 2012, the Company recorded an expense of $139 for the accretion to fair value of the conversion liability for the period. The carrying value of the Kesselbrenner Debenture was $20,510 at September 30, 2012, including principal of $18,500 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $2,010 at September 30, 2012 to its estimated settlement value of $2,056 at December 31, 2012. Interest expense of $833 for these obligations was accrued for the nine months ended September 30, 2012.

During the year ended December 31, 2011, YA Global assigned $10,000 in convertible debt to MD Global Partners, LLC (“MD Global” and the “MD Global Debenture”). MD Global shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the MD Global Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MD Global Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the MD Global Debenture at December 31, 2011 to be $11,011 which represented the face value of the debenture of $10,000 plus the present value of the conversion feature. During the nine months ended September 30, 2012, $10,000 in principal was converted into common stock. During the nine months ended September 30, 2012, the Company recorded an expense of $26 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $1,037 for the conversions. As of September 30, 2012, the balance on the MD Global Debenture had been paid in full.

During the year ended December 31, 2011, YA Global assigned $20,500 in convertible debt to Susan Schneider (“Schneider” and the “Schneider Debenture”). Schneider shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Schneider Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Schneider Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Schneider Debenture at December 31, 2011 to be $22,573 which represented the face value of the debenture of $20,500 plus the present value of the conversion feature. During the nine months ended September 30, 2012, the Company recorded an expense of $154 for the accretion to fair value of the conversion liability for the period. The carrying value of the Schneider Debenture was $22,727 at September 30, 2012, including principal of $20,500 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $2,227 at September 30, 2012 to its estimated settlement value of $2,278 at December 31, 2012. Interest expense of $923 for these obligations was accrued for the nine months ended September 30, 2012.

During the year ended December 31, 2011, YA Global assigned $28,500 in convertible debt to Saul Skoler (“Skoler” and the “Skoler Debenture”). Skoler shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Skoler Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Skoler Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Skoler Debenture at December 31, 2011 to be $31,370 which represented the face value of the debenture of $28,500 plus the present value of the conversion feature. During the nine months ended September 30, 2012, $28,500 in principal was converted into common stock. During the nine months ended September 30, 2012, the Company recorded an expense of $85 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $2,955 for the conversions. As of September 30, 2012, the balance on the Skoler Debenture had been paid in full. Interest expense of $283 for these obligations was accrued for the nine months ended September 30, 2012.

During the year ended December 31, 2011, Cascade assigned $70,718 in convertible debt to Yorkville Advisors, LLC (“Yorkville” and the “Yorkville Debenture”). Yorkville shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Yorkville Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Yorkville Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Yorkville Debenture at December 31, 2011 to be $77,870 which represented the face value of the debenture of $70,718 plus the present value of the conversion feature. During the nine months ended September 30, 2012, the Company recorded an expense of $530 for the accretion to fair value of the conversion liability for the period. The carrying value of the Yorkville Debenture was $78,399 at September 30, 2012, including principal of $70,718 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $7,681 at September 30, 2012 to its estimated settlement value of $7,858 at December 31, 2012. Interest expense of $3,185 for these obligations was accrued for the nine months ended September 30, 2012.

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

On October 31, 2006, the Company guaranteed a secured note issued by a wholly owned subsidiary of the Company’s former subsidiary, GS AgriFuels Corporation, in the principal amount of $6,000,000 to Stillwater Asset-Backed Fund, LP. The balance due to Stillwater at September 30, 2012 and December 31, 2011 was $2,071,886. The operations of GS AgriFuels were discontinued during 2009 and liquidated in 2010.

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

SERIES F PREFERRED STOCK

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock with a face value of $10 per preferred share. The Series F preferred shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the Series F preferred shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion Series F preferred shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 14, Guaranty Agreements, below). The Company accounted for the Series F preferred shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible Series F preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares.  The Company determined the value of the Series F preferred shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the year ended December 31, 2010, the Company recognized a total expense of $925,926 based on the grant date value. During the nine months ended September 30, 2012, the Company recognized a reduction in conversion liability at present value of $179,344 for the redemptions that occurred via payments of royalties under the agreement and recorded an expense of $47,018 for the accretion to fair value of the conversion liability for the period. The carrying value of the liability for the Series F shares was $812,145 at September 30, 2012, including the grant date value plus the accretion less redemptions of the conversion liability during the year. The liability for the conversion feature shall increase from its present value of $314,600 at September 30, 2012 to its estimated settlement value of $778,027 at June 10, 2020. The only conditions under which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

COMMON STOCK

The Company completed a 1 for 1,000 reverse stock split on September 9, 2011. This stock split became effective under applicable laws on September 9, 2011. All stock prices, share amounts, per share information, stock options and stock warrants in this report reflect the impact of the reverse stock split. Every thousand shares of issued and outstanding Company common stock was automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. All fractional shares resulting from the reverse split were rounded to a full share. During the nine months ended September 30, 2012 and 2011, the Company issued a total of 28,517,609 shares and 10,177,016 shares of common stock, respectively, upon conversion in period of $786,408 and $1,062,662, respectively, of principal and accrued interest due pursuant to the Company’s various convertible debentures (see Note 9, Debt Obligations, above).

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

The Company is party to employment agreements with Kevin Kreisler, the Company’s Chief Executive Officer, Ed Carroll, the Company’s President and Chief Financial Officer, David Winsness, the Company’s Chief Technology Officer, Greg Barlage, the Company’s Chief Operating Officer, and Richard Krablin, the Company’s Vice President. Each agreement also included terms for reimbursement of expenses, periodic bonuses, four weeks’ vacation and participation in any employee benefits provided to all employees of GreenShift Corporation.

The Company’s Articles of Incorporation provide that the Company shall indemnify its officers, directors, employees and agents to the full extent permitted by Delaware law. The Company’s Bylaws include provisions to indemnify its officers and directors and other persons against expenses (including attorney’s fees, judgments, fines and amounts paid for settlement) incurred in connection with actions or proceedings brought against them by reason of their serving or having served as officers, directors or in other capacities.  The Company does not, however, indemnify them in actions in which it is determined that they have not acted in good faith or have acted unlawfully. The Company is further subject to various indemnification agreements with various parties pursuant to which the Company has agreed to indemnify and hold such parties harmless from and against expenses and costs incurred (including attorney’s fees, judgments, fines and amounts paid for settlement) in connection with the provision by such parties of certain financial accommodations to the Company. Such parties indemnified by the Company include YA Global Investments, L.P., YA Corn Oil Systems, LLC, Viridis Capital, LLC, Minority Interest Fund (II), LLC, Acutus Capital, LLC, and various family members of the Company’s chairman that have provided the Company with cash investments.

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

The restated balances due to MIF and Viridis at September 30, 2011, were $3,017,061 and $237,939, respectively. No interest was payable to either MIF or Viridis after these amendments. In addition, the balances of convertible debt due to Acutus Capital, LLC (“Acutus”) and family members of the Company’s chairman were amended and restated at September 30, 2011, to $1,090,000 and $351,000, respectively, in connection with cash investments previously provided to the Company. The terms of these debentures provide for interest at 6% per annum, a maturity date of June 30, 2013, and the right to convert amounts due into Company common stock at 100% of the market price for the Company’s common stock at the time of conversion. MIF received 62,500 shares of Series D Preferred Stock in partial consideration of the contribution of principal and accrued interest and the various other modified terms of MIF’s agreements with the Company. The foregoing debentures are subject to conditions which limit the transfer of shares issued upon conversion to 5% of the average monthly volume for the Company’s common stock.

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

Between January 1, 2008 and December 31, 2010, Viridis, MIF, Acutus, and management personnel provided the Company with the cash resources we needed for our overhead needs, including all legal expenses incurred in the prosecution of infringing use of our patented technologies. Viridis is owned by our chairman, MIF is owned by a family member of our chairman, and Acutus is owned by our chairman's attorney. In addition, Viridis has guaranteed all of the Company’s debt due to YA Global and all amounts due to Cantrell Winsness Technologies, LLC, in connection with the acquisition by the Company’s subsidiary of its patented and patent-pending extraction technologies (see Note 10, Guaranty Agreements, above). The Company has separately agreed to indemnify and hold Viridis and its affiliates harmless from any and all losses, costs and expenses incurred by Viridis and its affiliates in connection with its and their various investments with the Company as well as Viridis’ guarantees of Company’s obligations.

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

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock (“CWT Preferred Shares”) with a face value of $10 per preferred share (see Note 11, Shareholders’ Equity, above). The CWT Preferred Shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the CWT Preferred Shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion CWT Preferred Shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 10, Guaranty Agreement, above). As of December 31, 2009, the Company accrued royalty fees payable of $1,047,832 and prepaid royalty fees of another $300,000, for a total of $1,347,832. $750,000 of this amount was capitalized and then amortized and included in the Company’s cost of sales for the years ended December 31, 2011 ($321,429), December 31, 2010 ($267,857) and December 31, 2009 ($160,714). During the year ended December 31, 2009, the Company issued unsecured convertible debentures (collectively, the “TAA Debentures”) to each of David Cantrell, David Winsness, Greg Barlage, and John W. Davis in consideration for amounts due and/or accrued pursuant to the TAA ($1,347,832). The TAA Debentures were acquired by MIF during 2009 and paid to a balance of $851,422 as of December 31, 2010. The Company subsequently accrued royalties of $271,186 and $932,924 during 2010 and 2011, respectively, which amounts were then offset against prepaid royalties of $300,000 from 2009 and an additional $519,311 from 2011, corresponding to a balance of about $1,562,118 in accrued royalties payable under the TAA as of September 30, 2012.

NOTE 14	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the nine months ended September 30, 2012 and 2011:

	9/30/2012	9/30/2011

Cash paid for the following:
Interest	$--	$--
Total	--	--
Non-Cash Investing and Financing Activities
Performance bonuses applied to convertible debentures	$--	$4,986,568
Debentures converted into common stock	834,728	740,648
Forgiveness of affiliate payable	--	180,000
Forgiveness of affiliate receivable charged against paid in capital	--	1,655,851

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

Our corn oil extraction technologies are widely considered to be the quickest and best path for margin improvement for corn ethanol producers today. The current market value of corn oil recovered by our licensees is about $2.25 per gallon, which is a significant premium to its value without use of our patented corn oil extraction processes. Our corn oil extraction technologies increase corn-to-biofuel yields while reducing the energy and greenhouse gas intensity of corn ethanol production for dry mill ethanol producers. These benefits correspond to increased ethanol producer income of more than $0.08 per gallon of ethanol produced, and ethanol producer paybacks of less than 1 year at current market prices. No technologies have been developed, commercialized and made available to corn ethanol producers in the history of the ethanol industry that begin to approach these results.

In February 2010, the EPA published its estimate that 70% of the U.S. ethanol industry will use back-end corn oil extraction technology to produce 40% of America’s biodiesel feedstock by 2022. By the end of 2010, industry publications were predicting the adoption of back-end corn oil extraction by the entire industry. If that actually occurs, if our patented technologies actually standardize and shift the majority of the U.S. ethanol industry into increased efficiency and profitability, then we will have fulfilled our founding mission of building value by developing and using technology to catalyze disruptive environmental gain.

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

Plan of Operations

Our business continues to improve. We increased licensed penetration and executed new agreements to install additional systems. We received new patents during 2012 that we believe substantially strengthen our issued patents and ability to protect the competitive advantage of our licensees. We increased our technology development efforts and expanded our technology portfolio by pressing forward with new processes designed to further enhance the profitability of our licensees. We reduced our debt by about $3.5 million and produced operating income of about $2.7 million during the nine months ended September 30, 2012.

Moving forward, we will continue to work with our licensees to maximize the benefits and minimize the costs of recovering as much corn oil as possible.  We will also remain focused on winning new business and increasing our licensed penetration. To do so, we will continue to provide exceptional services, the highest-performing systems packages available, and access to new technologies for further gains in licensee profitability and competitive advantage. We will continue to expand our patent portfolio. We have many additional patents pending and we remain committed to developing new technologies to further enhance the profitability of our licensees. And, we will stay the course in our ongoing infringement litigation but plan to expand our efforts to aggressively prosecute any entity, manager or other person infringing or inducing infringement of our technologies – all with a view towards enhancing and protecting the significant competitive advantage of our licensees.

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

Our business is also directly impacted by commodity price volatility in the market for corn oil. The current market price for corn oil is about $2.25 per gallon. While demand for extracted corn oil is strong in the biodiesel and multiple other markets, decreases in the price of corn oil will have a negative impact on the amount of cash we are able to produce from our operating activities. Any such decreases may adversely affect our results of operations and financial position.

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

Our licensees sell the corn oil they produce with our technologies into several markets primarily for refining into biodiesel or renewable diesel. The production of biodiesel is made significantly more competitive by federal and state tax incentives. These incentives are meant to lower the cost of biodiesel in comparison to petroleum diesel. The biodiesel industry has been dependent on the continuation of certain federal subsidies and regulatory support. The biodiesel tax credit expired on December 31, 2011 and may not be renewed. The revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the market for corn oil and, derivatively, our financial condition.

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

Selling, general and administrative expenses consist of payroll, office expenses, insurance, and professional fees for accounting, legal, consulting and investor relations activities. Payroll, including employee salaries, incentives and benefits, is the largest single category of expenditures in selling, general and administrative expenses. Other income (expense) includes interest earned, interest expenses, amortization expenses, income or expenses relating to the changing value of the conversion benefit embedded into our convertible debentures and other non-operating items. Notably, our agreements with our lenders provide for the accrual of our interest expenses pending conversion or other payment.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Total revenues for the three months ended September 30, 2012 were $3.1 million as compared to $6.3 million generated during the three months ended September 30, 2011. The reduction in revenue was primarily the result of decreased systems design and construction activities during the current period. Revenue in future periods can be expected to increase as our licensees commence and achieve full production, but will remain subject to variance in connection with a number of factors, including the rate at which our existing and new licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the three months ended September 30, 2012 were $0.9 million as compared to about $4.4 million for the same period last year. The reduction in costs of goods sold was mostly due to decreased systems design and construction activities during 2012 as compared to last year. These decreases were offset by increased royalty expenses recorded in connection with our increased licensed production. Costs of goods sold decreased by more than the decreases in revenue for the period, corresponding to about $0.3 million more gross profit during 2012 as compared to the three months ended September 30, 2011. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing licensees commence production and as we execute new licenses for our various technologies.

Operating expenses for the three months ended September 30, 2012 and 2011 were about $1.6 million and $1.1 million, respectively. The amount for 2012 included about $0.6 million in legal costs associated with our ongoing infringement litigation, of which about $0.3 million was accrued and not paid during the period, as well as $0.3 million in research and development costs. Operating income decreased to about $0.6 million from about $0.8 million realized during the same period in 2011.

Other expenses for the three months ended September 30, 2012 were about $0.6 million, as compared to other expenses of about $0.7 million from 2011 (net of the impact of gains during the third quarter of 2011 realized in connection with extinguishment of debt, sale of assets, and the change in value of the conversion discount in our convertible debt). The amount for 2012 included about $0.5 million in accrued interest as compared to about $0.8 million from the third quarter 2011. Net loss for the third quarter of 2012 was about $40,000, which amount compares to net income of about $0.1 million earned during the same period in 2011 (net of the non-recurring gains mentioned above).

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Total revenues for the nine months ended September 30, 2012 were $10.2 million as compared to $12.2 million generated during the nine months ended September 30, 2011 (not including $5.0 million in non-cash performance bonuses earned in connection with the YA Corn Oil Transaction). The reduction in revenue was primarily the result of decreased systems design and construction activities during 2012. Revenue in future periods can be expected to increase as our licensees commence and achieve full production, but will remain subject to variance in connection with a number of factors, including the rate at which our existing and new licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the nine months ended September 30, 2012 were about $3.7 million as compared to about $6.8 million for the same period last year. The decrease in costs of sales during 2012 as compared to 2011 was in part due to a reduction in costs incurred in connection with systems integration agreements entered into with our licensees. Gross profit for the nine months ended September 30, 2012, increased by about $1.1 million to about $6.6 million as compared to about $5.5 million from the same period last year (net of the $5.0 million in revenue attributable to the YA Corn Oil performance bonuses described above). We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing licensees commence production and as we execute new licenses for our various technologies.

Operating expenses for the nine months ended September 30, 2012 and 2011 were about $3.8 million and $3.3 million, respectively. Operating expenses during 2012 included a $0.8 million reversal of a valuation allowance realized during the period and about $1.8 million in legal costs, of which about $1.0 million was accrued and not paid during the period, as well as $0.3 million in research and development costs. By contrast, operating expenses during the first nine months of 2011 included about $0.8 million in professional fees. Our increased legal costs during 2012 were incurred primarily in connection with our ongoing litigation for patent infringement and the completion of amended agreements with YA Global. Operating income increased to about $2.7 million from about $2.1 million during the same period in 2011 (net of the $5.0 million in non-cash revenue attributable to the YA Corn Oil performance bonuses described above).

Other expenses for the nine months ended September 30, 2012 were about $1.9 million (net of the impact of gains realized during 2012 in connection with extinguishment of debt), as compared to about $2.8 million from 2011 (net of the impact of gains realized in connection with extinguishment of debt, sale of assets, and the change in value of the conversion discount in our convertible debt). Other expenses in 2012 included about $1.6 million in accrued interest as compared to about $2.8 million in accrued interest expense in 2011, corresponding to a reduction of about 45% as a result of our previously-disclosed debt reduction efforts. We additionally incurred about $0.4 million in legal costs relating to the execution of amended agreements with YA Global during the first quarter 2012, 90% of which were recorded as deferred financing costs and will be expensed ratably on a monthly basis over the remainder of 2012.

Net income for the first nine months of 2012 was about $3.9 million, or about $0.1 million net of $3.1 million in non-recurring gains realized upon extinguishment of debt discussed above. This amount compares to a net loss of $0.7 million from the same period in 2011, net of the impact of the YA Corn Oil Transaction and other income recognized in connection with the change in value of the conversion discount in our convertible debt as discussed above.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to various lenders was about $26.0 million as of September 30, 2012, and was reported together with conversion liabilities of about $2.7 million. The change in value of these conversion liabilities during the nine months ending September 30, 2012 resulted in other income during the period of about $14,000.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity during 2012 have been cash from the activities discussed above in Results of Operations. During the nine months ended September 30, 2012, we produced about $1.3 million in cash in our operating activities and we used about $1.0 million in our financing activities. During the nine months ended September 30, 2011, we produced about $3.3 million in net cash in our investing activities and about $0.5 million in net cash in our operating activities, and we used about $2.3 million in cash in our financing activities. Our cash balances at September 30, 2012 and December 31, 2011 were about $1.7 million and $1.4 million, respectively. The Company had a working capital deficit of about $41 million at September 30, 2012, about $33 million of which was attributable to current obligations convertible into Company common stock.

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

We owe about $26.6 million in debt to YA Global and its assignees and about $3.8 million to related parties. Our debt to YA Global matures on December 31, 2012, and our debt to related party lenders matures on June 30, 2013. In February 2012, we entered into an amended agreement with YA Global pursuant to which we agreed to begin servicing our debt to YA Global with cash payments of about $1.6 million during 2012 to supplement equity conversion. We have paid YA Global a total of about $0.6 million in cash during the nine months ended September 30, 2012. We are currently in discussions to refinance the balance due to YA Global. If necessary, we plan to enter into agreements for a short-term extension of the associated maturity date pending completion of any such transaction. Repayment of the balance of these obligations in cash has been and remains an important objective for us, and we hope to complete a financing within the next six months to refinance and recapitalize all of our remaining convertible obligations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2012.

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

During the nine months ended September 30, 2012, the Company issued a total of 28,517,609 shares to the Company’s various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $786,408. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity’s own account. There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of GreenShift’s Form 10-Q for the quarter ended September 30, 2012:

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Labels Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*    The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

GREENSHIFT CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chief Executive Officer
Date:		November 19, 2012

By:	/s/	EDWARD CARROLL
EDWARD CARROLL
Chief Financial Officer &
Chief Accounting Officer
Date:		November 19, 2012