Form 10-K
period 2012-12-31
GREENSHIFT CORP
filed 2013-04-01
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes		No	X

As of June 30, 2012 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $2,541,929.

As of March 29, 2013, there were 116,755,437 shares of common stock outstanding.

GREENSHIFT CORPORATION
ANNUAL REPORT ON FORM 10K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We make certain forward-looking statements in this Annual Report on Form 10-K and in documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

-	the volatility and uncertainty of commodity prices;

-	operational disruptions at ethanol production facilities;

-	the costs and business risks associated with developing new technologies;

-	our ability to develop and commercialize our technologies;

-	the impact of new, emerging and competing technologies on our business;

-	the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes or other external factors over which they have no control;

-	the effects of mergers and consolidations in the biofuels industry and unexpected announcements or developments from others in the renewable fuels industry;

-	our reliance on key management personnel;

-	changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;

-	limitations and restrictions contained in the instruments and agreements governing our indebtedness;

-	our ability to raise additional capital and secure additional financing;

-	our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

-	other risks referenced from time to time in our filings with the SEC and those factors listed in this Annual Report on Form 10-K for the year ended December 31, 2012 under Item 1A, Risk Factors.

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

We invented, developed, commercialized and patented new technologies that integrate into the back-end of existing dry mill corn ethanol plants to tap into a new reserve of inedible crude corn oil with an estimated industry-wide output of about 800 MMGY, an amount capable of offsetting about 20 million barrels of fossil fuel-derived crude oil per year. This corn oil is a valuable feedstock for use in the production of advanced carbon-neutral liquid fuels and other biomass-derived alternatives to fossil fuel-based products.

Our corn oil extraction technologies are widely considered to be the quickest and best path for margin improvement for corn ethanol producers today. The current market value of corn oil recovered by our licensees is about $2.90 per gallon, which is a significant premium to its value without use of our patented corn oil extraction processes. Our corn oil extraction technologies increase corn-to-biofuel yields while reducing the energy and greenhouse gas intensity of corn ethanol production for dry mill ethanol producers. These benefits correspond to increased ethanol producer income of more than $0.15 per gallon of ethanol produced, and ethanol producer paybacks of less than 1 year at current market prices. No technologies have been developed, commercialized and made available to corn ethanol producers in the history of the ethanol industry that begin to approach these results.

In February 2010, the EPA published its estimate that 70% of the U.S. ethanol industry will use back-end corn oil extraction technology to produce 40% of America’s biodiesel feedstock by 2022. Industry publications routinely predict the adoption of back-end corn oil extraction by the entire industry. If that actually occurs, if our patented technologies actually standardize and shift the majority of the U.S. ethanol industry into increased efficiency and profitability, then we will have fulfilled our founding mission of building value by developing and using technology to catalyze disruptive environmental gain.

We believe that the first, best and most cost-effective way to achieve positive environmental change of any magnitude is to develop technology-driven economic incentives that motivate large groups of people and companies to make incremental environmental contributions that are collectively very significant. At projected levels of adoption, that is precisely what our patented corn oil extraction technologies will have done by sustainably producing globally-meaningful quantities of new carbon-neutral liquid fuels for distribution through existing fossil fuel supply chains; displacing more than 20 million barrels per year of crude oil (as much as a small oil producing nation); saving trillions of cubic feet per year of natural gas; eliminating tens of millions of metric tons per year of greenhouse gas emissions; and infusing more than an estimated $2 billion per year of increased income into the corn ethanol industry – the foundation of North America’s renewable fuel production capability.

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

Fuel blended with ethanol is approved for use by major motor vehicle manufacturers and is often recommended because of ethanol’s clean burning characteristics. According to the EIA, total gasoline consumption in 2012 was 133 billion gallons.  Also in 2012, the US consumed 12.8 billion gallons of ethanol, so ethanol encompassed 9.6% of all gasoline consumption.

The U.S. ethanol industry has grown significantly over the past 30 years, from an industry-wide output of 175 million gallons per year in 1980, to about 3.4 billion gallons produced during 2004, to about 13.3 billion gallons in 2012, according to the RFA. Demand for ethanol in the United States is expected to increase due to a number of factors, mostly due to policies focused on reducing reliance on fossil fuel-based transportation fuels, volatile petroleum prices, heightened environmental concerns, and energy independence and national security concerns. Corn ethanol can be expected to comprise an increasingly larger portion of the U.S. liquid fuel supply during the next several years, as more fully described below:

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

Blending Benefits
Ethanol has an octane rating of 113, and is added to gasoline to raise the octane level of gasoline. Unblended gasoline typically has a base octane level of approximately 84. Typical gasoline and ethanol blends have octane ratings ranging from 87 to 93. Higher octane gasoline has the benefit of reducing engine knocking. Gasoline with higher octane typically has been sold at a higher price per gallon than lower octane gasoline. Ethanol is also a strategically valuable fuel stock extender given energy independence concerns. Use of ethanol in the U.S. gasoline supply has grown from 1.3% in 2000 to about 10% in 2012 according to the EIA. In 2011 alone, ethanol replaced the need for approximately 297 million barrels of crude oil in the U.S. In March 2009, an ethanol industry trade association and 54 ethanol producers requested that the EPA approve the use of up to 15% ethanol blended with gasoline (E15). The EPA recently approved the use of E15 for passenger vehicles manufactured after 2001, paving the way for more than 60% of the 129 million domestic passenger vehicles in service to run on E15. We believe that ethanol blended in the U.S. gasoline supply is an important first step towards the long-term introduction of renewable fuels into the transportation sector.

Use Mandates
In addition to the blender’s credit, the growth in ethanol usage has also been supported by legislative requirements dictating the use of renewable fuels, including ethanol. The Energy Independence and Security Act of 2007, confirmed by the EPA regulations on the Renewable Fuel Standard, or RFS2, issued on February 3, 2010 mandated a minimum usage of corn-derived renewable fuels of 12.6 billion gallons in 2011 and 13.2 billion gallons in 2012. The upper mandate for corn-based ethanol is 15.0 billion gallons by 2015.

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

The “crush spread” is commonly used as an indicator of producer profitability. The simple crush spread is conventionally defined as the market value of 2.8 gallons of ethanol less the cost of one bushel of corn. The graph below shows the impact of volatility in the ethanol and corn markets on the crush spread between 1982 and 2012 (the grey shaded area shows the per gallon price of ethanol and the black line represents the cost of one bushel of corn divided by 2.8):

Producers also generate revenue by selling co-products (for example, distillers grain) and incur additional production costs (such as by purchasing natural gas to provide the thermal energy needed in the ethanol production process). However, producer profitability is ultimately limited by the gap, or the spread, between the selling price of their core product (ethanol) and the price of their primary raw material (corn), and a producer will have less cash from operations under market conditions in which the spread tightens, as shown above where the black line (corn) converges with (or exceeds) the top of the grey shaded area (ethanol). Producers can partly mitigate the impact of commodity risk with disciplined management and scale.  However, the best mitigant is for producers to increase the spread by implementing new technologies and practices that increase and diversify output and sales while decreasing raw material consumption and production costs. Increasing the spread has been and remains our core focus as we innovate, develop, de-risk and commercialize new technologies to advance the efficiency, profitability and enterprise value of licensed ethanol producers.

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

Our corn oil extraction technologies can recover in excess of 1.33 pounds of corn oil for every bushel of corn processed into ethanol, a rate that corresponds to about 6.5 gallons of corn oil for every 100 gallons of ethanol produced. Recovery is accomplished in various methods, the first two of which extract oil from whole stillage (Method II) and an intermediate form of stillage called thin stillage (Method I). We have demonstrated that a properly designed, capitalized, installed and operated Method I extraction system can consistently produce more than 0.70 pounds of corn oil per bushel of corn, which corresponds to about 0.093 gallons of corn oil per bushel and approximately 3.3 gallons of corn oil for every 100 gallons of ethanol produced.

Increased Ethanol Producer Output and Sales

The corn oil that is recoverable from the ethanol production process with our patented technologies was historically not recovered by ethanol producers. It was instead sold with distillers grain for comparatively low value. More than about 1.66 billion gallons of unrecovered corn oil passed through the U.S. ethanol industry between 1982 and 2004 – the year that we demonstrated the feasibility of our corn oil extraction technologies. This unrecovered corn oil had a market value of more than $1.53 billion but was instead sold, trapped in distillers grain, for about $676 million. The following graph shows the estimated historical value of the corn oil extractable with our patented technologies as compared to the value of distillers grain (all amounts are shown in dollars per pound):

Today, our patented and patent-pending technologies are widely accepted by producers as a competitively necessary addition to the dry mill ethanol production process. Still, despite the recent increased market adoption of extraction technology, the majority of the corn oil recoverable with our patented and patent-pending technologies remains unrecovered. Between 2005 and 2012, U.S. ethanol producers recovered an estimated 10% of the 4.42 billion gallons of corn oil that was otherwise recoverable during that same period with our technologies. The average prices of corn oil and distillers grain from 2005 to 2012 were about $0.27 and $0.07 per pound, respectively. At those prices, we estimate that the net market value of the unrecovered oil (the gap between the tops of the two shaded areas in the graph above) that was sold with distillers grain between 2005 and 2012 was about $10.1 billion.

The graph below plots the growth of the ethanol industry against the volume and value of the corn oil that could have been produced had our technologies been installed at, and fully utilized by, all dry mill ethanol facilities industry-wide (ethanol output (grey shaded area) is shown in millions of gallons per year on the left axis, and the potential corn oil volume (black bars) and market value (black line) are shown in millions of gallons per year and millions of dollars per year, respectively, on the right axis):

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

The energy savings capabilities of our technologies translates to about $234 million that could have been realized by the U.S. ethanol industry between 1982 and 2004, and about another $1 billion from 2005 to 2012, assuming full utilization of our technologies at all dry mill plants during that time.  These lost potential savings are shown in the graph below. The projected historical annual energy consumption by the ethanol industry (grey shaded area) and the projected historical annual energy reduction potential of our corn oil extraction technologies (black shaded area) are shown on the left axis in millions of MMBtu (or trillions of Btu) per year; and, the projected historical annual cost savings that the ethanol industry could have realized by using our extraction technologies since 1982 are shown on the right axis in millions of dollars per year:

Enhanced Lifecycle Carbon Footprint

The net reduction in total energy consumed by ethanol producers results in reduced greenhouse gas emissions and a corresponding carbon intensity credit of 1.616 gCO2 per MJ of ethanol produced, or about 130 gCO2 per gallon of ethanol produced. At 6.5 gallons of corn oil recovered for each 100 gallons of ethanol, this credit is equivalent to 15.9 gCO2 per MJ of corn oil produced (after taking into account the difference in energy between corn oil and ethanol), or about 2,010 gCO2 per gallon of corn oil produced. These rates correspond to about 12.2 million metric tons of carbon emissions that could have been avoided between 1982 and 2012 had our corn oil extraction technologies been used by all dry mill ethanol producers during that time. These rates also translate to about 1.55 million metric tons of carbon that can be avoided annually at the current ethanol output of the industry, and about 1.76 million metric tons at the 15 billion gallon production level mandated by 2015. A single 100 million gallon per year ethanol plant could reduce its carbon footprint by about 13,000 metric tons per year by using our extraction technologies. These savings correspond further to carbon offset credits that can range in value from $1.00 to $9.00 per metric ton.

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

The grey area in the graph below shows the simple crush spread between 1982 and 2012 (shown in dollars on the left axis as the difference between the price of one gallon of ethanol and the price of one bushel of corn divided by 2.8 gallons per bushel. The black area shows the potential historical annual contribution of corn oil sales to dry mill ethanol producer margins (shown on the left axis, converted into dollars per gallon of ethanol produced, and assuming the production of 6.5 gallons of corn oil for every 100 gallons of ethanol). The black line illustrates the projected historical annual increase in cash that could have been available to an ethanol producer that extracted corn oil from stillage between 1982 and 2012 (these amounts are shown on the right axis as a percentage of the crush spread; a logarithmic scale is used to show percent increases in excess of 100%).

The graph below is an excerpt from the graph above which focuses in on the potential impact of GreenShift’s corn oil extraction technologies during the compressed ethanol margin environment of the past three years:

Full utilization of our corn oil extraction technologies between 2010 and 2012 could have increased a licensed producer’s crush spread by an average of 219%. Increased cash flows of that magnitude provide a powerful competitive advantage. We believe that this is particularly true when the crush spread decreases and the contribution of corn oil to a producer’s cash flow becomes critical to the producer’s ongoing liquidity needs, such as during the months shown above in which the crush spread was negative. For example, we estimate that more than 35 plants were using our extraction technology during 2008 and 2009 when more than 20% of all U.S. ethanol facilities ceased operations due to financial stress. To our knowledge, only one plant with corn oil extraction installed closed during that time.

Significant Competitive Advantage

The profitability of an individual ethanol producer is sensitive to its relative variable cost position as compared to an average plant. Recent volatility and strain on ethanol producers has demonstrated that efficiency improvements are not just about maximizing profit, but rather also about insulating a producer’s ability to continue to operate and survive when confronted with negative movement in the commodity markets.

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

The following chart summarizes the potential benefits of our patented and patent-pending corn oil extraction technologies for ethanol producers at full utilization of 1.33 pounds of corn oil per bushel of corn, or 6.5 gallons of corn oil for every 100 gallons of ethanol produced:

Full Utilization (1.33 lbs/bushel)	Per Gallon of Ethanol Produced	Single 110MMGY Ethanol Plant	Industry-Wide
			Current	2011	2005 – 2010	1982 – 2004
Corn oil (MMGY)	0.065 gallons	7.09	772	809	2,835	1,659
Reduction in energy (MMBtu)	3,070 Btu	276,300	36,747,900	38,538,324	134,983,602	78,977,592
Reduction in carbon (metric tons)	130 gCO2	13,000	1,556,100	1,631,916	5,715,918	3,344,328
Value of corn oil (millions)	$0.26	$25.54	$2,262	$2,776	$5,072	$1,530
Value of energy savings (millions)	$0.01	$1.15	$104	$155	$747	$234

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

EPA has ruled that new ethanol production will meet the 20% GHG emission reduction standard if the plant uses one or more “Advanced Technologies.” The ethanol produced by a new ethanol production facility or expansion will be deemed to be a renewable fuel if the plant producing the ethanol meets any of the following criteria: (1) it dries less than 90% of its distillers grain, (2) it dries no more than 65% of its distillers grain and uses one Advanced Technology, or (3) it uses two Advanced Technologies. In other words, if an ethanol plant sells more than half of its distillers grain as wet distillers grain, that plant can use one Advanced Technology to generate RINs for its production, but if it dries most of its distillers grain, it must use more than one Advanced Technology.

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

Plant conditions vary, but our patented and patent-pending corn oil extraction technologies can generally recover about 70% of the oil from thin stillage, or about 0.624 pounds per bushel of corn. We can double that yield to approximately 1.3 pounds per bushel with another method applied to whole stillage. While each ethanol plant will be different, depending on the corn available, chemicals used, and other process variations, an Advanced Technology can be claimed by an ethanol producer that uses our technologies to extract corn oil. In order to produce a renewable fuel that generates RINs, new or expanded plants may use corn oil extraction and either produce 35% wet DGS or add an additional Advanced Technology. EPA concluded in its Regulatory Impact Analysis for RFS2 that:

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

Technology	Function	Status
Method I Corn Oil Extraction	Extraction of corn oil from distillers grain – thin stillage	Commercially Available
Method II Corn Oil Extraction	Extraction of corn oil from distillers grain – whole stillage	Commercially Available
Integral Refining	Integrated refining upgrade for corn oil extraction systems	Commercially Available
Distillers Dried Solubles	Refines defatted syrup into new high value co-product	Commercially Available
Protein Recovery	Fractionates DDG into high and low protein products	Commercially Available
Cellulosic Oil™	Oleaginous microbes convert biomass into lipids and protein	Bench Stage
Energy & Water Recovery	Energy recovery and water removal during evaporation	Bench Stage

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

In February 2010, the U.S. EPA published its estimate that, by 2022, 70% of the U.S. ethanol industry will use back-end corn oil extraction technology to produce about 6.5 gallons of corn oil for every 100 gallons of ethanol produced, or about 680 million gallons per year of extracted corn oil. We have executed license agreements with ethanol producers corresponding to more than about 2.3 billion gallons per year of ethanol. We believe that we will continue to increase our market penetration during 2013.

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

Our view is that retrofitting the front end of the dry mill process introduces unnecessary risk that is impractical. We believe that interrupting the flow of starch is not the answer; there are cheaper, intrinsically better ways of getting more out of starch that do not risk the host facility’s ability to produce ethanol. The cheaper, better, safer path is to intercept, streamline and upgrade the co-product flow at the back end – after the ethanol has been removed and sold. This is a key principle of our Backend Fractionation™ technology development strategy.

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

EMPLOYEES

GreenShift Corporation currently has 13 full-time employees as of March 30, 2013. In addition to its executive officers, GreenShift employs sales personnel, staff engineers, process managers, maintenance managers, administrative personnel and general facility technicians. There is no union representation for any of our employees.

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

RISKS RELATING TO ECONOMIC CONDITIONS AND THE FINANCIAL MARKETS

Our licensees rely on cash generated from operations and external financing in order to capitalize the purchase and installation of the systems necessary to use our patented and patent-pending corn oil extraction technologies. Limitations on our licensees’ access to external financing could adversely affect our operating results.

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

The results of licensed ethanol producers are highly impacted by commodity prices, including the spread between the cost of corn and natural gas that they must purchase, and the price of ethanol and distillers grains that they sell. Prices and supplies are subject to and determined by market forces over which our licensees have no control, such as weather, domestic and global demand, shortages, export prices, and various governmental policies in the United States and around the world. As a result of price volatility for these commodities, the ability of our licensees to operate or to commit the capital needed to purchase, build and install the systems needed to use our patented extraction technologies is subject to uncertainty. Increases in corn or natural gas prices or decreases in ethanol or distillers grains prices are likely to put pressure on and may strain the liquidity of our licensees. Our ability to generate revenue from existing license agreements and to increase revenue from new licenses that we may execute is subject to uncertainty, and our results of operations and financial position may be adversely affected.

Commodity price volatility could adversely affect the ability of our licensees and other producers to operate profitably or at all.

Corn ethanol producers are generally unable to pass along increased corn costs to their customers since ethanol competes with fossil fuel and other fuels that are not derived from corn. At certain levels, corn prices may make ethanol uneconomical to produce. Corn supplies and prices could be adversely affected by rising prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets, or damaging growing conditions such as plant disease or adverse weather.

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

Distillers grains compete with other protein-based animal feed products. The price of distillers grains may decrease when the prices of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which these products are derived. Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains. Historically, sales prices for distillers grains has been positively (but not directly) correlated with the price of corn. However, there have been occasions when the price increase for this co-product has lagged behind increases in corn prices. In addition, distillers grain competes with products made from other feedstocks, the cost of which may not have risen as corn prices have risen. Consequently, the price ethanol producers may receive for distillers grain may not rise as corn prices rise, thereby lowering the contribution of distillers grain to an ethanol producer’s profits.

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

Our business is highly impacted by commodity price volatility, primarily in the market for corn oil. The current market price for corn oil is about $2.70 per gallon, up from its trailing four year average. While demand for extracted corn oil is strong in the biodiesel and multiple other markets, decreases in the price of corn oil will have a negative impact on the amount of cash we are able to produce from our operating activities. Any such decreases may adversely affect our results of operations and financial position.

RISKS ATTENDANT TO OUR BUSINESS

We are a developing company with a history of net losses, and we may not achieve or maintain profitability.

We have had a history of operating losses, and may in the future incur operating losses which could be substantial. Although our current licenses may provide sufficient revenue to bring us to profitability, we may not be able to sustain or increase profitability thereafter, which could negatively affect the trading price of our common stock. As of December 31, 2012, we had net income of about $2.5 million and a stockholders’ deficit of $39 million, about $30 million of which is due to current obligations convertible into Company stock. We are a developing company and, to date, our revenues have been limited.

The ethanol industry is highly dependent on government usage mandates affecting ethanol production and favorable tax benefits for ethanol blending and any changes to such regulation could adversely affect the market for ethanol and, derivatively, our results of operations.

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The RFS mandate level for renewable fuels for 2013 of 16.6 billion gallons approximates current domestic production levels. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS. Any significant increase in production capacity beyond the RFS level might have an adverse impact on ethanol prices. Additionally, the RFS mandate with respect to ethanol derived from grain could be reduced or waived entirely. A reduction or waiver of the RFS mandate could adversely affect the prices of ethanol and our future performance. The RFS Flexibility Act was introduced on October 5, 2011 in the U.S. House of Representatives to reduce or eliminate the volumes of renewable fuel use required by RFS based upon corn stocks-to-use ratios. The Domestic Alternative Fuels Act of 2012 was introduced on January 18, 2012 in the U.S. House of Representatives to modify the RFS to include ethanol and other fuels produced from fossil fuels like coal and natural gas. We believe the RFS is a significant component of national energy policy that reduces dependence on foreign oil by the United States. Our operations could be adversely impacted if the RFS Flexibility Act or the Domestic Alternative Fuels Act of 2012 are enacted. Federal law mandates the use of oxygenated gasoline. If these mandates are repealed, the market for domestic ethanol would be diminished significantly. Additionally, flexible-fuel vehicles receive preferential treatment in meeting corporate average fuel economy, or CAFE, standards. However, high blend ethanol fuels such as E85 result in lower fuel efficiencies. Absent the CAFE preferences, it may be unlikely that auto manufacturers would build flexible-fuel vehicles. Any change in these CAFE preferences could reduce the growth of E85 markets and result in lower ethanol prices, which could adversely impact our operating results. To the extent that such federal or state laws are modified, the demand for ethanol may be reduced, which could negatively and materially affect our ability to operate profitably.

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

Disruptions to infrastructure or in the supply of fuel, natural gas or water, could materially and adversely affect our business.

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

As of December 31, 2012, our total debt and accrued interest was $36 million, all of which will be due and payable during 2013. Our level of debt could have significant consequences to our shareholders, including the following:

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded income from continuing operations of about $2.5 million for the year ended December 31, 2012. As of December 31, 2012, the Company had about $2.0 million in cash, and current liabilities exceeded current assets by about $41 million, about $30 million of which is due to current obligations convertible into Company stock. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 30, 2013, we had 13 full time equivalent employees. The number of individuals with experience in back-end corn oil extraction, a market we created, is limited; and, to the extent qualified personnel is available, we may have to offer substantial incentives in order to obtain the services of individuals with useful experience. As a result, our labor costs may be greater than they would be in a less dynamic industry. On the other hand, if we are unable to employ the qualified individuals that we will need, our business may fail.

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

Our lenders own convertible debentures issued by the Company which permit our lenders to acquire Company common stock and resell it to the public. At the current market price, our lenders could collectively convert their debentures into over 90% of our outstanding common stock. It is likely that resale of shares by our lenders will reduce the market price for our common stock.

Existing shareholders may experience significant dilution from our issuance of shares to repay amounts due to holders of loans that are convertible into our common stock.

The issuance of shares on conversion of the convertible debentures held by our lenders will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue as the debentures are converted on the basis of the contemporaneous market price. If our stock price is lower, then our existing stockholders would experience greater dilution.

Our current indebtedness and any future indebtedness could adversely affect our business and may restrict our operating flexibility. We may be forced to incur additional indebtedness in the future.

As of December 31, 2012, we had approximately $36 million in total debt and accrued interest. Our inability to incur additional debt could adversely affect our business and restrict our operating flexibility. While we have not current plans to do so, it is likely that the terms of any such new debt financing would include customary financial and other covenants, including liens on our subsidiaries and significant assets.

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

Our common stock is listed for quotation on the OTCQB. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ Global Market or the NASDAQ Capital Market. Because our common stock does not trade on a stock exchange or on the NASDAQ Global Market or the NASDAQ Capital Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a “penny stock.” SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

We will be quoted on the OTCQB for the immediate future.

We currently do not meet the eligibility requirements for listing on the NASDAQ Stock Market. Until we meet those standards and are accepted into the NASDAQ Stock Market, or unless we are successful in securing a listing on the American Stock Exchange or some other exchange, our common stock will be quoted only on the OTCQB. Such a listing is considered less prestigious than a NASDAQ Stock Market or an exchange listing, and many brokerage firms will not recommend Bulletin Board stocks to their clients. This situation may limit the liquidity of your shares.

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

The Company’s corporate headquarters are located in Alpharetta, Georgia. The Alpharetta lease had a three year term that terminated on February 2013, at which time the lease was extended by another year. The monthly lease payment is $1,600.

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

On December 2, 2011, the Court clarified its earlier claim construction order.  On February 6, 2012, the Court granted the Company’s motion to amend its various complaints to include the recently issued U.S. Pat. No. 8,008,516 (the “‘516 Patent”).  On February 27, 2012, the Company filed amended complaints alleging that the Defendants infringed the ‘516 Patent.

On May 23, 2012, several defendants filed motions for summary judgment of noninfringement.  The Company filed oppositions against the defendants’ motions for summary judgment of noninfringement on July 25, 2012, and July 30, 2012, and filed its own motions for summary judgment of infringement on September 14, 2012.  On June 20, 2012, the Company dismissed with prejudice all claims asserted against Amaizing Energy Atlantic, LLC; Amaizing Energy Cooperative; Amaizing Energy Denison, LLC Amaizing  Energy Holding Company pursuant to a settlement agreement.  The Court approved this dismissal on August 1, 2012.

On August 6, 2012, the Court granted the Company’s motion to amend its various complaints to include the recently issued U.S. Pat. No. 8,168,037 (the “‘037 Patent”).  On August 31 2012, the Company filed amended complaints alleging that certain Defendants infringed the ‘037 Patent.  On November 7, 2012, the Court granted the Company’s motion to amend its various complaints to include other patents directed to similar technology.  On November 9, 2012, the Company filed amended complaints alleging that the Defendants infringed U.S. Pat. No. 8,008,517 (the “‘517 Patent”) and U.S. Pat. No.8,283,484 (the “‘484 patent).

On January 29, 2013, the Court issued a supplemental order on claim construction.   Because this order modified the Court’s earlier claim construction, the Court stayed all briefing in the pending summary judgment motions regarding infringement.

On February 12, 2013, the company filed a motion for summary judgment against Adkins Energy LLC’s counterclaims of breach of contract (and related defenses).  Adkins filed its opposition on March 22, 2013.  On February 27, 2013, the Court dismissed a number of unfair competition claims asserted by ICM against the Company, but the Court allowed ICM to proceed with a federal Lanham Act claim against the company.

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

Period	High	Low

2011 First Quarter	0.30	0.20
2011 Second Quarter	0.20	0.20
2011 Third Quarter	0.10	0.10
2011 Fourth Quarter	0.10	0.06

2012 First Quarter	0.14	0.10
2012 Second Quarter	0.02	0.02
2012 Third Quarter	0.06	0.03
2012 Fourth Quarter	0.034	0.026

Title of Class	Approximate Number of Holders of Record as of March 30, 2013
Common Stock, $0.0001 par		930

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

SALE OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during the fourth quarter of 2012.

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fourth quarter of 2012.

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

We invented, developed, commercialized and patented new technologies that integrate into the back-end of existing dry mill corn ethanol plants to tap into a new reserve of inedible crude corn oil with an estimated industry-wide output of about 800 MMGY, an amount capable of offsetting about 20 million barrels of fossil fuel-derived crude oil per year. This corn oil is a valuable feedstock for use in the production of advanced carbon-neutral liquid fuels and other biomass-derived alternatives to fossil fuel-based products.

Our corn oil extraction technologies are widely considered to be the quickest and best path for margin improvement for corn ethanol producers today. The current market value of corn oil recovered by our licensees is about $2.90 per gallon, which is a significant premium to its value without use of our patented corn oil extraction processes. Our corn oil extraction technologies increase corn-to-biofuel yields while reducing the energy and greenhouse gas intensity of corn ethanol production for dry mill ethanol producers. These benefits correspond to increased ethanol producer income of more than $0.15 per gallon of ethanol produced, and ethanol producer paybacks of less than 1 year at current market prices. No technologies have been developed, commercialized and made available to corn ethanol producers in the history of the ethanol industry that begin to approach these results.

In February 2010, the EPA published its estimate that 70% of the U.S. ethanol industry will use back-end corn oil extraction technology to produce 40% of America’s biodiesel feedstock by 2022. Industry publications routinely predict the adoption of back-end corn oil extraction by the entire industry. If that actually occurs, if our patented technologies actually standardize and shift the majority of the U.S. ethanol industry into increased efficiency and profitability, then we will have fulfilled our founding mission of building value by developing and using technology to catalyze disruptive environmental gain.

We believe that the first, best and most cost-effective way to achieve positive environmental change of any magnitude is to develop technology-driven economic incentives that motivate large groups of people and companies to make incremental environmental contributions that are collectively very significant. At projected levels of adoption, that is precisely what our patented corn oil extraction technologies will have done by sustainably producing globally-meaningful quantities of new carbon-neutral liquid fuels for distribution through existing fossil fuel supply chains; displacing more than 20 million barrels per year of crude oil (as much as a small oil producing nation); saving trillions of cubic feet per year of natural gas; eliminating tens of millions of metric tons per year of greenhouse gas emissions; and infusing more than an estimated $2 billion per year of increased income into the corn ethanol industry – the foundation of North America’s renewable fuel production capability.

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

Plan of Operations

Our business continues to improve. We increased licensed penetration, helped our licensees to increase and optimize their yields, and executed new agreements to install additional systems based on our technologies. We received new patents during 2012 that we believe substantially strengthen our issued patents and ability to protect the competitive advantage of our licensees. We increased our technology development efforts and expanded our technology portfolio by pressing forward with new processes designed to further enhance the profitability of our licensees. We reduced our debt by about $3.5 million and produced about $2.6 million in operating income during 2012.

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

Our financial performance for 2013 and beyond can be expected to be most significantly impacted by the rate at which our existing and new licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the costs incurred in our ongoing litigation for infringement of our patents. In addition, future results may be improved by the impact of event-driven systems integration contracts as we continue to receive significant interest for our engineering and other services in connection with the design, construction, integration and modification of corn oil extraction systems and other new systems for existing and prospective licensees. We expect that these activities will contribute to revenue during 2013.

We additionally expect to continue to incur substantial costs in connection with our ongoing litigation for infringement of our patented corn oil extraction technologies. These costs increased during 2012 and are expected to continue to increase through 2013 in advance of trial, and as we expand our litigation this year to protect the competitive advantage of our licensees by prosecuting additional producers and other parties infringing our patents. These expenses may delay or otherwise adversely affect our ability to achieve our profitability and debt reduction goals. We hope to eventually eliminate our litigation expense, but we must and will take all necessary steps to bring infringement of our patents to an end. We have reserved cash for this purpose.

COMPONENTS OF REVENUES AND EXPENSES

Our revenues are derived from our technology licensing activities and the provision of related products and services. We issue royalty-bearing licenses to ethanol producers that use our patented and patent-pending technologies. In return, we receive ongoing royalty fees under our license agreements that are based on the market value of the corn oil produced by our licensees. Our license agreements also call for our provision of technical services to our licensees, which we provide to maximize the benefit of our technologies to our clients and, derivatively, us by way of increased royalty income. These services include design, procurement, integration and ongoing support services. During 2012 and 2011, some of our license agreements provided for royalties in the form of a discounted corn oil purchase price. In these cases, our royalty payments were equal to the gross profit realized upon sale of corn oil, or the difference between the market price of the corn oil produced and our discounted purchase price in each relevant license.

Our costs of sales primarily include allocable labor, materials and incidental expenses incurred in connection with our provision of services to our licensees. In addition, during 2011, we owned corn oil extraction systems that were located at and operated by several licensees. Our costs of sales during 2011 included additional costs incurred in connection with our corn oil purchase rights under the relevant licenses as well as the ongoing maintenance of these systems.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues for the year ended December 31, 2012 were $14.5 million as compared to $15.1 million generated during the year ended December 31, 2011 (not including $5.0 million in non-cash performance bonuses earned in 2011 in connection with the YA Corn Oil Transaction). The reduction in revenue was primarily the result of decreased systems design and construction activities during 2012. Revenue in future periods can be expected to increase as a result of our technology licensing activities, but will remain subject to variance in connection with a number of factors, including the rate at which our licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the year ended December 31, 2012 decreased to $5.7 million from about $8.8 million during 2011. The decrease was in part due to a reduction in systems integration activities during 2012 as compared to 2011. We generated $8.5 million in gross profit for the year ended December 31, 2012 as compared to about $11.1 million last year. About $5.0 million of the gross profit realized in 2011 was attributable to the YA Corn Oil performance bonuses described above; gross profit increased by about $2.4 million during 2012 net of that amount. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the years ended December 31, 2012 and December 31, 2011 were about $5.9 million and $6.2 million, respectively. Operating expenses during 2012 included a $0.8 million in bad debt recoveries realized during the period and $2.9 million in professional fees, of which about $2.0 million was accrued and not paid during the year, as well as $0.5 million in research and development. By contrast, operating expenses during 2011 included about $2.4 million in professional fees, of which about $2.1 million was accrued, and $1.0 million in bad debt expense. Our increased legal costs during 2012 were incurred primarily in connection with our ongoing litigation for patent infringement and the completion of amended agreements with YA Global. We produced about $2.6 million in operating income during 2012 as compared to about $5.0 million in operating income in 2011. About $5.0 million of the operating income realized in 2011 was attributable to the YA Corn Oil performance bonuses described above; operating income increased by about $2.6 million during 2012 net of that amount.

Other expenses for the year ended December 31, 2012 were about $0.2 million, however, this amount included about $1.8 million in net gains realized during 2012 in connection with restructuring or extinguishment of debt. Other expenses during 2012 compared to other income of $2.8 million from 2011, which amount included the impact of gains realized in connection with extinguishment of debt, sale of assets, and the change in value of the conversion discount in our convertible debt. Other expenses in 2012 included a gain of about $3.8 million upon extinguishment of debt which was offset by about $2.1 million in interest expense. These amounts compared to a gain of about $8.1 million upon debt extinguishment in 2011, corresponding to a reduction of about 45% as a result of our previously disclosed debt reduction efforts, which was offset by about $3.6 million in interest expense. We additionally incurred about $0.4 million in legal costs relating to the execution of amended agreements with YA Global during the first quarter 2012, 90% of which were recorded as deferred financing costs and were expensed ratably on a monthly basis over the year ended December 31, 2012.

Net income for the years ended December 31, 2012 and 2011 were about $2.5 million and $7.9 million, respectively. However, the amount for 2011 included about $11 million in non-recurring gains realized in connection with the YA Corn Oil Transaction and extinguishment of debt.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to various lenders was about $30 million as of December 31, 2012, and corresponded to conversion liabilities of about $2.7 million. The change in value of these conversion liabilities during the year ended December 31, 2012 resulted in other income during the period of about $60,718.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity during 2012 was cash produced by our operations. During the year ended December 31, 2012, we produced about $2.3 million in cash from our operating activities and we used about $1.6 million in our financing activities. During the year ended December 31, 2011, we produced about $1.3 million in net cash in our operating activities and about $2.5 million in net cash from investing activities, and we used about $2.4 million in net cash in our financing activities. Our cash balances at December 31, 2012 and December 31, 2011 were about $2.0 million and $1.4 million, respectively. The Company had a working capital deficit of about $41 million at December 31, 2012, about $34 million of which was attributable to current obligations convertible into Company common stock.

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

We owe about $30 million in debt to YA Global. We paid YA Global a total of about $1.2 million in cash during the year ended December 31, 2012 (excluding an additional $400,000 paid to YA Global in 2012 for legal fees), and YA Global and its assignees collectively converted about $737,000 due under their debentures into shares of our common stock. Repayment of the balance of these obligations in cash has been and remains an important objective for us, and we hope to complete a financing during 2013 to refinance and recapitalize all of our remaining convertible obligations.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GreenShift Corporation

We have audited the accompanying balance sheets of GreenShift Corporation as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31,2012, GreenShift’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenShift Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in Note 2 to the financial statements, the Company had $2,030,577 in cash, and current liabilities exceeded current assets by $41,087,222 as of December 31, 2012. In addition, as discussed in Note 21 to the financial statements, the Company could be subject to default of its senior debt obligation in 2013 if a condition to a forbearance agreement that is not within the Company’s control is not satisfied. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company
Somerset, NJ
April 1, 2013

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012

	12/31/2012	12/31/2011
ASSETS

Current Assets:
Cash	$2,030,577	$1,364,994
Accounts receivable, net of doubtful accounts	999,144	1,956,377
Inventories, net	1,837,646	1,153,357
Costs in excess of billings	844,939	--
Prepaid expenses and other assets	106,380	41,418
Total current assets	5,818,686	4,516,146

Other Assets:
Intangible assets, net	27,584	127,215
Minority investments	2,501,324	2,501,324
Deposits	70,634	51,910
Total other assets	2,599,542	2,680,449

TOTAL ASSETS	8,418,228	7,196,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,933,394	3,697,216
Accrued expenses	3,729,890	2,602,476
Accrued expenses – deferred employee compensation	518,742	1,333,380
Accrued interest	4,401,372	3,925,884
Accrued interest – related party	34,774	69,909
Deferred revenue	113,750	1,197,404
Current portion of long term debt	1,367,045	1,806,316
Current portion of convertible debentures, net	28,613,818	30,330,995
Convertible debentures – related party	3,647,281	--
Current liability for conversion feature	--	11,111
Amounts due to minority shareholders	545,842	750,472
Liabilities of discontinued operations, current	--	137,000
Total current liabilities	46,905,908	45,862,163

Long term Liabilities:
Liability for preferred stock – related party	807,107	944,471
Convertible debentures	192,500	--
Convertible debentures – related party	--	4,531,000
Total long term liabilities	999,607	5,475,471

Total Liabilities	47,905,515	51,337,634

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectively	2,481	2,481
Series D: 862,262 and 862,262 shares issued and outstanding, respectively	862	862
Common stock: $0.0001 par value, 20,000,000,000 authorized 63,966,016 and
18,098,873 shares issued and outstanding, respectively	6,397	1,809
Additional paid in capital	119,206,897	117,027,377
Accumulated deficit	(158,703,924)	(161,173,568)
Total stockholders’ equity (deficit)	(39,487,287)	(44,141,039)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,418,228	$7,196,595

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Year Ended
	12/31/2012	12/31/2011 (Restated)

Revenue	$14,512,538	$15,057,409
Performance bonuses	--	4,986,568
Total revenue	14,512,538	20,043,977

Cost of goods sold	5,680,052	8,797,145
Loss on inventory valuation	319,900	121,815
Gross profit	8,512,586	11,125,017

Operating expenses:
Sales, general and administrative expenses	6,212,473	5,126,524
Research and development	488,384	--
Bad debt expense (recovery)	(759,950)	1,033,071
Total operating expenses	5,940,907	6,159,595

Income from operations	2,571,679	4,965,422

Other Income (Expense):
Gain on extinguishment of debt	3,778,971	8,108,132
Loss on sale of asset	--	(222,199)
Liquidated damages	(1,295,302)	(850,000)
Other expense	(304,712)	(1,296,795)
Amortization of debt discount & deferred financing	(374,953)	(25,000)
Miscellaneous income	46,693	472,697
Change in conversion liabilities	(76,647)	140,092
Change in conversion liabilities- affiliate	137,365	37,580
Interest expense - affiliate	(251,086)	(832,625)
Interest expense	(1,828,569)	(2,768,839)
Total other income (expense), net	(168,240)	2,763,043

Income before provision for income taxes	2,403,439	7,728,465

(Provision for)/benefit from income taxes	(70,795)	--
Income from continuing operations	2,332,644	7,728,465

Discontinued Operations:
Income from discontinued operations	137,000	171,633
Total income from discontinued operations	137,000	171,633

Net income	$2,469,644	$7,900,098

Weighted average common shares outstanding, basic	36,262,700	15,205,062
Weighted average common shares outstanding, diluted	3,707,432,266	1,502,132,224

Earnings (Loss) per Share - Basic:
Income (loss) from continuing operations	$0.07	$0.51
Income (loss) from discontinued operations	0.00	0.01
Net income (loss) per share – basic	$0.07	$0.52

Earnings (Loss) per Share - Diluted:
Income (loss) from continuing operations	$0.00	$0.01
Income (loss) from discontinued operations	0.00	0.00
Net income (loss) per share – diluted	$0.00	$0.01

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

	Series B Preferred		Series D Preferred		Series E Preferred
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	2,480,544	$2,481	791,034	$791	--	--

Conversion of Series D preferred stock to common	--	--	(346)	--	--	--
Cancellation of Series D preferred stock	--	--	71,574	71	--	--
Stock issued upon conversion of debentures	--	--	--	--	--	--
Stock issued for services	--	--	--	--	--	--
Conversion of obligation to minority shareholders	--	--	--	--	--	--
Change in conversion liabilities due to conversion of debt	--	--	--	--	--	--
Forgiveness of affiliate debt	--	--	--	--	--	--
Net income (loss)	--	--	--	--	--	--
Balance at December 31, 2011	2,480,544	$2,481	862,262	$862	--	--

Stock issued upon conversion of debentures	--	--	--	--	--	--
Change in conversion liabilities due to conversion of debt	--	--	--	--	--	--
Forgiveness of affiliate debt	--	--	--	--	--	--
Net income (loss)	--	--	--	--	--	--
Balance at December 31, 2012	2,480,544	$2,481	862,262	$862	--	--

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total Equity
Balance at December 31, 2010	13,980,671	$1,398	$113,922,916	$(169,073,666)	$(55,146,078)

Conversion of Series D preferred stock to common	848,765	85	(85)	--	--
Cancellation of Series D preferred stock	(9,000,000)	(900)	1,063,137	--	1,062,308
Stock issued upon conversion of debentures	10,985,010	1,098	1,146,604	--	1,147,702
Stock issued for services	839,427	84	92,253	--	92,337
Conversion of obligation to minority shareholders	445,000	45	44,456	--	44,501
Change in conversion liabilities due to conversion of debt	--	--	525,470	--	525,470
Forgiveness of affiliate debt	--	--	229,625	--	229,625
Net income (loss)	--	--	--	7,900,098	7,900,098
Balance at December 31, 2011	18,098,873	$1,809	$117,027,377	$(161,173,568)	$(44,141,039)

Stock issued upon conversion of debentures	45,867,143	4,588	1,276,868	--	1,281,456
Change in conversion liabilities due to conversion of debt	--	--	78,041	--	78,041
Forgiveness of affiliate debt	--	--	824,611	--	824,611
Net income (loss)	--	--	--	2,469,644	2,469,644
Balance at December 31, 2012	63,966,016	$6,397	$119,206,897	$(158,703,924)	$(39,487,287)

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

	Year Ended
	12/31/2012	12/31/2011
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$2,469,644	7,900,098

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	--	115,311
Amortization of intangibles	99,631	24,630
Amortization of debt discount and deferred financing costs	374,953	25,000
Non-cash payment of performance bonus applied to convertible debentures	--	(4,986,568)
Non-cash expense associated with convertible debentures	--	1,167,046
Gain on extinguishment of debt	(3,778,971)	(8,108,132)
Loss on sale of assets	--	222,199
Change in net assets of disposal group	(137,000)	7,500
Change in conversion liabilities	(60,718)	(177,672)
Bad debt recoveries	(759,950)	--
Liquidated damages	1,295,302	--
Interest accretion on notes receivable	--	(53,852)
Expenses incurred by issuance of debentures	--	236,024
Bad debt expense	--	1,007,015
Change in inventory valuation	319,900	121,815
Settlement of contingency	192,500	--

Changes in operating assets and liabilities:
Accounts receivable	1,751,434	(2,768,821)
Prepaid expenses	(49,962)	82,905
Deposits	(18,723)	(4,340)
Inventory	(1,004,189)
Deferred financing costs	(374,953)	--
Costs in excess of earnings	(844,939)	439,248
Deferred revenue	(1,083,654)	897,007
Accrued interest	1,817,368	2675,321
Accrued interest – related party	244,862	687,155
Minority interest	--	(44,697)
Accounts payable and accrued expenses	1,857,168	1,845,612
Net cash provided by operating activities	2,309,703	1,309,804

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of inventory components	--	643
Proceeds from sale of property, plant and equipment	--	2,500,000
Additional to and acquisition of property, plant and equipment	--	(13,739)
Loans to related party	--	(13,019)
Net cash provided investing activities	--	2,473,885

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable – related party	--	(89,435)
Proceeds from convertible debentures – related party	--	80,229
Repayments on convertible debentures	(1,150,000)	(2,000,000)
Repayment of convertible debentures – related party	(494,120)	(427,909)
Net cash used in financing activities	(1,644,120)	(2,437,115)

Net increase in cash	665,583	1,346,574
Cash at beginning of period	1,364,994	18,420
Cash at end of period	$2,030,577	$1,364,994

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. Several plants were licensed to use our technologies as of the end of 2011 and during 2012. Prior to February 15, 2011, we were also party to license agreements with ethanol producers that were granted the right to use our technologies and equipment at their locations in return for royalties equal to the spread between the market price of the corn oil recovered by our licensees with our technologies and equipment and a discounted purchase price. Our sales and costs of sales include the sales and the costs of the corn oil produced by these licensees with our technologies and equipment through February 15, 2011, the effective date of the YA Corn Oil Transaction (see Note 11, Debt Obligations, below).

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position, results of operations and cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2012, the Company had $2,030,577 in cash, and current liabilities exceeded current assets by $41,087,222. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to satisfy our obligations will depend on our success in obtaining financing, our success in developing revenue sources, and our success in negotiating with the creditors. Management’s plans to resolve the Company’s working capital deficit include increasing revenue. There can be no assurances that the Company will be able to eliminate its working capital deficit and that the Company’s historical operating losses will not recur. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

All significant intercompany balances and transactions were eliminated in consolidation. The financial statements for the periods ended December 31, 2012 and 2011 have been consolidated to include the accounts of the Company and its subsidiaries.

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

RECEIVABLES AND CREDIT CONCENTRATION

Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 90 days old are evaluated for delinquency. In addition, we consider historical bad debts and current economic trends in evaluating the allowance for bad debts. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. The carrying amount of accounts receivable has been reduced by a valuation allowance that has been set up in the amount $222,015 and $1,007,015 as of December 31, 2012 and 2011, respectively. The Company recognized $759,950 in bad debt recoveries due to a change in the estimated valuation allowance.  Management will continue to review the valuation allowance on a quarterly basis.

INVENTORIES

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company’s licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at December 31, 2012 and 2011 consist of the following:

	2012	2011

Equipment inventory	$1,837,646	$1,153,357

During both the year ended December 31, 2012 and the year ended December 31, 2011, the Company evaluated the inventory on its books and determined that a write-down to market was necessary.  As a result, the Company wrote down inventory by $319,900 in 2012 and by $121,815 in 2011, which was expensed under cost of goods sold as a loss on inventory valuation.

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

INTANGIBLE ASSETS

The Company accounts for its intangible assets pursuant to ASC 350-20-55-24, “Intangibles – Goodwill and Other”. Under ASC 350, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology. Intangibles with definite lives are subject to impairment testing in the event of certain indicators. Impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.  At December 31, 2012, the Company’s balance sheet included intangible assets with an aggregate carrying value of $27,584 as compared to $127,215 at December 31, 2011.

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

INCOME TAXES

Income taxes are accounted for under the asset and liability method, whereby deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. All of the subsidiaries are consolidated for state income tax purposes.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, “Earnings per Share,” whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the years ended December 31, 20112 and 2011, we reported net income and accordingly included potentially dilutive instruments in the fully diluted net income per share calculation and the dilutive effect of convertible instruments were determined by application of the if-converted method.

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

DEFERRED REVENUE

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s licensing support services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various clients that have been recorded as deferred revenue in the amount of $113,750 and $1,197,404 as of the years ended December 31, 2012 and 2011, respectively.

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs paid to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature are reflected as a debt discount. These costs and discounts are amortized over the life of the related debt. Amortization expense related to these costs and discounts were $374,953 and $25,000 for the years ended December 31, 2012 and 2011, respectively and are included in other expense.

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

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the years ended December 31, 2012:

Embedded conversion liabilities as of December 31, 2012:
Level 1	$--
Level 2	--
Level 3	2,940,688
Total	$2,940,688

The following table reconciles, for the period ended December 31, 2011, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative as of December 31, 2010	$5,663,482
Write off due to restructured terms	(2,195,265)
Present value of beneficial conversion features of new debentures	655,214
Accretion adjustments to fair value – beneficial conversion features	310,809
Reductions in fair value due to repayments/redemptions	(1,175,570)
Reductions in fair value due to conversion of principal	(179,223)
Balance of embedded derivatives at December 31, 2011	3,079,447
Present value of beneficial conversion features of new debentures	4,334
Accretion adjustments to fair value – beneficial conversion features	269,604
Reductions in fair value due to repayments/redemptions	(334,656)
Reductions in fair value due to principal conversions	(78,041)
Balance at December 31, 2012	$2,940,688

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

The Company maintains cash balances with financial institutions that at times may exceed the limits insured by the Federal Deposit Insurance Corporation. Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. One customer balance represents 13% of accounts receivable; one customer's revenue represented 25% of total revenue

NOTE 5	STOCKHOLDERS’ EQUITY

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into 0.025 shares of common stock. Upon the declaration of dividends on common stock, the holders would be entitled to cumulative dividend rights equal to that of the holders of the number of shares into which the Series B Preferred Shares are convertible, and have voting privileges of one vote to every one common share. At December 31, 2012 and 2011, there were 2,480,544 shares of Series B Preferred Stock issued and outstanding.

SERIES D PREFERRED STOCK

Shares of the Series D Preferred Stock (the “Series D Shares”) may be converted by the holder into Company common stock. The conversion ratio is such that the full 1,000,000 Series D Shares originally issued convert into Company common shares representing 80% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). The holder of Series D Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series D Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series D Shares will receive the dividend that would be payable if the Series D Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series D Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series D Shares had been converted into common shares. The Company has issued 800,000 Series D Shares to Viridis Capital, LLC, and 62,500 Series D Shares to Minority Interest Fund (II), LLC. However, Viridis and the Company are subject to an additional agreements which, if performed, provide for additional (but currently unissued) shares of the Company’s Series D Preferred Stock to be beneficially owned by Edward Carroll (187,500 shares), Acutus Capital, LLC (124,875 shares) and Minority Interest Fund (II), LLC (41,034 additional shares).

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

SERIES F PREFERRED STOCK

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock with a face value of $10 per preferred share. The Series F preferred shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the Series F preferred shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion Series F preferred shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 14, Guaranty Agreements, below). The Company accounted for the Series F preferred shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible Series F preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares.  The Company determined the value of the Series F preferred shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the year ended December 31, 2010, the Company recognized a total expense of $925,926 based on the grant date value. During the year ended December 31, 2012, the Company recognized a reduction in conversion liability at present value of $199,414 for the redemptions that occurred via payments of royalties under the agreement and recorded an expense of $62,049 for the accretion to fair value of the conversion liability for the period. The carrying value of the liability for the Series F shares was $827,176 at December 31, 2012, including the grant date value plus the accretion less redemptions of the conversion liability during the year. The liability for the conversion feature shall increase from its present value of $309,562 at December 3, 2012 to its estimated settlement value of $752,193 at June 10, 2020.

The only conditions under which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

STOCK OPTIONS

The Company accounts for stock and stock options issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company’s stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. The Company adopted the provisions of ASC 505, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 505, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Activity under the plan and issuances of options and/or warrants for the years ended December 31, 2012 and 2011 is as follows:

	Number of Shares	Wt. Avg. Exercise Price
Outstanding at December 31, 2010	99,663	$49.19
Granted at fair value
Forfeited
Exercised
Outstanding at December 31, 2011	99,663	49.19

Granted at fair value
Forfeited
Exercised
Outstanding at December 31, 2012	99,663	$49.19
Exercisable

COMMON STOCK

The Company completed a 1 for 1,000 reverse stock split on September 9, 2011. This stock split became effective under applicable laws on September 9, 2011. All stock prices, share amounts, per share information, stock options and stock warrants in this report reflect the impact of the reverse stock split. Every thousand shares of issued and outstanding Company common stock was automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. All fractional shares resulting from the reverse split were rounded to a full share. During the year ended December 31, 2012 and 2011, the Company issued a total of 45,867,143 shares and 10,977,016 shares of common stock, respectively, upon conversion in period of $1,157,218 and $901,678, respectively, of principal and accrued interest due pursuant to the Company’s various convertible debentures (see Note 11, Debt Obligations, below).

NOTE 6	DISCONTINUED OPERATIONS

The Company recorded $137,000 and $171,633 in income during the years ended December 31, 2012 and 2011, respectively, in connection with a gain on extinguishment of obligations previously due in regards to discontinued operations.

NOTE 7	DEPOSITS

The Company has total deposits in the amount of $70,634 and $51,910 as of the years ending December 31, 2012 and 2011.

NOTE 8	GOODWILL AND INTANGIBLE ASSETS

The Company accounts for its intangible assets pursuant to ASC 350-20-55-24, “Intangibles – Goodwill and Other”. Under ASC 350, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology. Intangibles with definite lives are subject to impairment testing in the event of certain indicators. Impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

The Company’s intangible assets at December 31, 2012 and 2011, respectively, include the following:

	2012	2011
License fees	$150,000	$150,000
Patent	50,000	50,000
Website	45,076	45,076
Accumulated amortization	(217,492)	(117,861)
Intangible assets, net	$27,584	$127,215

Amortization of intangible assets was $24,631 and $110,346 for the twelve months ended December 31, 2012 and 2011 respectively. During its yearly review process, the Company wrote off $75,000 in licensing fees related to its formerly owned corn oil extraction systems for the year ended December 31, 2012 that was deemed fully impaired.  Estimated amortization expense for future years is as follows:

2013	$3,202
2014	3,202
2015	3,202
2016	3,202
2017	3,202
Thereafter	11,574
Total	$27,584

NOTE 9	PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following:

	2012	2011
Furniture and fixtures	$46,223	$46,223
Machinery and equipment	75,634	75,634
Computer equipment	35,584	35,584
Processing equipment	--	--
Sub-total	157,441	157,441
Less accumulated depreciation	(157,441)	(157,441)
Total	$--	$--

During the year ended December 31, 2011, the Company liquidated its interest in its remaining corn oil extraction systems located in Indiana, Iowa, New York and Wisconsin for a total of $12.5 million (see Note 11, Debt Obligations, below).

NOTE 10	DEFERRED REVENUE

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s licensing support services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various clients that have been recorded as deferred revenue in the amount of $113,750 and $1,197,404 as of the years ended December 31, 2012 and 2011, respectively.

NOTE 11	DEBT OBLIGATIONS

The following is a summary of the Company’s financing arrangements as of December 31, 2012 and 2011:

	2012	2011
Current portion of long term debt:
Mortgages and other term notes	$21,743	$21,743
Current portion of notes payable	1,345,302	50,000
Current portion of subsidiary notes payable	--	1,734,579
Total current portion of long term debt	1,367,045	1,806,316

Current portion of convertible debentures:
YA Global Investments, L.P., 6% interest, conversion at 90% of market	20,256,311	21,532,588
Andypolo, LP, 6% interest, conversion at 90% of market	4,280,025	4,391,643
Barry Liben, 6% interest, conversion at 90% of market	80,000	111,000
Better Half Bloodstock, Inc., 0% interest, conversion at 90% of market	15,000	--
Circle Strategic Allocation Fund, LP, 6% interest, conversion at 90% of market	270,656	341,500
EFG Bank, 6% interest, conversion at 90% of market	190,000	190,000
Epelbaum Revocable Trust, 6% interest, conversion at 90% of market	227,352	385,000
Judy Klein, 6% interest, conversion at 90% of market	--	34,000
JMC Holdings, LP, 6% interest, conversion at 90% of market	226,137	234,164
Dr. Michael Kesselbrenner, 6% interest, conversions at 90% of market	18,500	18,500
MD Global Partners, LLC, 6% interest, conversions at 90% of market	--	10,000
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	4,000	70,266
Susan Schneider, 6% interest, conversions at 90% of market	17,000	20,500
Saul Skoler, IRA, 6% interest, conversions at 90% of market	--	28,500
Stuttgart, LP, 6% interest, conversion at 90% of market	201,993	271,237
Yorkville Advisors (GP), LLC, 6% interest, conversion at 90% of market	70,718	70,718
Acutus Capital, LLC, 6% interest, no conversion discount	540,000	--
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	2,833,731	--
Related Party Debenture, 6% interest, no conversion discount	273,550	--
Conversion liabilities	2,652,100	2,621,409
Total current portion of convertible debentures	32,261,099	30,330,995

Long term convertible debentures:
Gerova Asset Backed Holdings, LP, 2% interest, no conversion discount	175,000	--
Kubera Management, LLC, 0% interest, no conversion discount	17,500	--
Acutus Capital, LLC, 6% interest, no conversion discount	--	940,000
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	--	1,482,844
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	--	1,519,217
Viridis Capital, LLC, 6% interest, no conversion discount	--	237,939
Related Party Debenture, 6% interest, no conversion discount	--	351,000
Total long term convertible debentures	192,500	4,531,000

A total of $29,801,499 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements as of December 31, 2012 and the Company’s ability to meet such obligations:

Year	Amount
2013	$30,976,044
2014	--
2015	--
2016	--
2017	--
Thereafter	192,500
Total minimum payments due under current and long term obligations	$31,168,544

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

In connection with the completion of the YA Corn Oil Transaction, the Company issued YA Global an amended and restated convertible debenture in the amount of $33,308,023, inclusive of previously accrued interest (the “A&R Debenture”). The A&R Debenture matured on March 31, 2013 and bears interest at the rate of 6% per annum. YA Global shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date. YA Global will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the Company’s outstanding common shares. The A&R Debenture is additionally subject to ongoing compliance conditions, including the absence of change of control events and timely issuance of common shares upon conversion. The difference between August 1, 2010 date of the YACO Agreements and the February 15, 2011 effective date for reporting purposes resulted in an increased interest expense of $915,464 as of December 31, 2010 that was subsequently, on February 15, 2011, eliminated in connection with the completion of the YA Corn Oil Transaction.

During the year ended December 31, 2011, YA Global subdivided the A&R Debenture and assigned to a total of sixteen of its equity-holders portions of the A&R Debenture totaling $6,281,394 in principal, which assignments reduced the balance due to YA Global alone under the A&R Debenture as of December 31, 2011. $6,177,028 of the portion of the A&R Debenture assigned by YA Global remained outstanding at December 31, 2011. The Company accounted for the A&R Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company had determined the fair value of the A&R Debenture at December 31, 2011 to be $23,525,327 which represented the face value of the debenture plus the present value of the conversion feature. During the year ended December 31, 2012, the Company paid $1,150,000 in cash towards the principal balance of the A&R Debenture.  During the year ended December 31, 2012, YA Global assigned $15,000 of its accrued interest due on the A&R Debenture to one of its equity-holders, which assignment reduced the accrued interest balance due to YA Global alone under the A&R Debenture as of December 31, 2012.  During the year ended December 31, 2012, the Company recognized a decrease in the conversion liability relating to the A&R Debenture of $5,818 for assignments and/or repayments during the period and recorded an expense of $1,019 for the accretion of the present value of the conversion liability for the period. The carrying value of the A&R Debenture was $22,284,870 at December 31, 2012, including principal of $20,256,311 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $2,028,559 at December 31, 2012 to its estimated settlement value of $2,028,481 at December 31, 2012. Interest expense of $1,273,954 for the A&R Debenture was accrued for the year ended December 31, 2012.

RELATED PARTY OBLIGATIONS

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate principal amount of $3,988,326 (the “MIF Debenture”) and convertible debentures payable to Viridis Capital, LLC in an aggregate principal amount of $518,308 (the “Viridis Debenture”). As discussed more fully in Note 13, Related Party Transactions, below, the Company entered into agreements with MIF and Viridis to amend and restate the terms of the MIF Debenture and Viridis Debenture effective September 30, 2011 to extend the maturity date to June 30, 2013; to eliminate and contribute $502,086 in accrued interest and $1,065,308 of principal; to reduce the applicable interest rate to 6% per annum; to eliminate MIF’s and Viridis’ right to convert amounts due at a discount to the market price of the Company’s common stock; and to reverse various non-cash assignments of debt involving related parties. The restated balances due to MIF and Viridis at September 30, 2011, were $3,017,061 and $237,939, respectively. No interest was payable to either MIF or Viridis after these amendments. MIF received 62,500 shares of Series D Preferred Stock in partial consideration of the contribution of principal and accrued interest and the various other modified terms of MIF’s agreements with the Company. The outstanding principal balance of the Viridis Debenture at December 31, 2012, was $236,319, and an interest expense of $10,693 for this obligation was accrued for the year ended December 31, 2012. On September 30, 2011, the Company issued $1,090,000 and $351,000 in convertible debt to Acutus Capital, LLC (“Acutus”) and family members of the Company’s chairman, respectively, for cash investments previously provided to the Company. The terms of these debentures provide for interest at 6% per annum, a maturity date of June 30, 2013, and the right to convert amounts due into Company common stock at 100% of the market price for the Company’s common stock at the time of conversion. The foregoing debentures are subject to conditions which limit the transfer of shares issued upon conversion to 5% of the average monthly volume for the Company’s common stock.

OTHER CONVERTIBLE DEBENTURES

During the year ended December 31, 2011, YA Global assigned $4,391,643 in convertible debt to Andypolo, LP (“Andypolo” and the “Andypolo Debenture”). Andypolo shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Andypolo Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Andypolo Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Andypolo Debenture at December 31, 2011 to be $4,839,710 which represented the face value of the debenture of $4,391,643 plus the present value of the conversion feature. During the year ended December 31, 2012, $111,618 in principal was converted into common stock. During the year ended December 31, 2012, the Company recorded an expense of $39,668 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $12,177 for the conversions. The carrying value of the Andypolo Debenture was $4,755,583 at December 31, 2012, including principal of $4,280,025 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $475,558 at December 31, 2012. Interest expense of $263,312 for these obligations was accrued for the year ended December 31, 2012.

During the year ended December 31, 2011, YA Global assigned $321,237 in convertible debt to Stuttgart, LP (“Stuttgart” and the “Stuttgart Debenture”). Stuttgart shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Stuttgart Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Stuttgart Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Stuttgart Debenture at December 31, 2011 to be $298,795 which represented the face value of the debenture of $271,237 plus the present value of the conversion feature. During the year ended December 31, 2012, $69,244 in principal was converted into common stock. During the year ended December 31, 2012, the Company recorded an expense of $2,395 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $7,512 for the conversions. The carrying value of the Stuttgart Debenture was $224,435 at December 31, 2012, including principal of $201,993 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $22,442 at December 31, 2012. Interest expense of $14,822 for these obligations was accrued for the year ended December 31, 2012.

During the year ended December 31, 2011, YA Global assigned $263,498 in convertible debt to JMC Holdings, LP (“JMC” and the “JMC Debenture”). JMC shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the JMC Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMC Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the JMC Debenture at December 31, 2011 to be $190,214 which represented the face value of the debenture of $170,758 plus the present value of the conversion feature. During the year ended December 31, 2012, $8,027 in principal was converted into common stock. During the year ended December 31, 2012, the Company recorded an expense of $1,975 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $832 for the conversions. The carrying value of the JMC Debenture was $205,986 at December 31, 2012, including principal of $185,387 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $20,599 at December 31, 2012. Interest expense of $11,205 for these obligations was accrued for the year ended December 31, 2012.

During the year ended December 31, 2011, YA Global assigned $70,266 in convertible debt to David Moran & Siobhan Hughes (“Moran-Hughes” and the “Moran-Hughes Debenture”). Moran-Hughes shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Moran-Hughes Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Moran-Hughes Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Moran-Hughes Debenture at December 31, 2011 to be $77,380 which represented the face value of the debenture of $70,266 plus the present value of the conversion feature. During the year ended December 31, 2012, $66,266 in principal was converted into common stock.  During the year ended December 31, 2012, the Company recorded an expense of $280 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $6,950 for the conversions. The carrying value of the Moran-Hughes Debenture was $4,444 at December 31, 2012, including principal of $4,000 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $444 at December 31, 2012. Interest expense of $1,203 for these obligations was accrued for the year ended December 31, 2012.

During the year ended December 31, 2011, YA Global assigned $111,000 in convertible debt to Barry Liben (“Liben” and the “Liben Debenture”). Liben shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Liben Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Liben Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Liben Debenture at December 31, 2011 to be $122,225 which represented the face value of the debenture of $111,000 plus the present value of the conversion feature. During the year ended December 31, 2012, $31,000 in principal was converted into common stock. During the year ended December 31, 2012, the Company recorded an expense of $995 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $2,165 for the conversions. The carrying value of the Liben Debenture was $90,055at December 31, 2012, including principal of $80,000 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $10,055 at December 31, 2012. Interest expense of $5,978 for these obligations was accrued for the year ended December 31, 2012.

During the year ended December 31, 2011, YA Global assigned $341,550 in convertible debt to Circle Strategic Allocation Fund, LP (“Circle Strategic” and the “Circle Strategic Debenture”). Circle Strategic shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Circle Strategic Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Circle Strategic Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Circle Strategic Debenture at December 31, 2011 to be $376,034 which represented the face value of the debenture of $341,500 plus the present value of the conversion feature. During the year ended December 31, 2012, $70,844 in principal was converted into common stock. During the year ended December 31, 2012, the Company recorded an expense of $2,944 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $7,406 for the conversions. The carrying value of the Circle Strategic Debenture was $300,729 at December 31, 2012, including principal of $270,656 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $30,073 at December 31, 2012. Interest expense of $17,325 for these obligations was accrued for the year ended December 31, 2012.

During the year ended December 31, 2011, YA Global assigned $75,000 in convertible debt to EFG Bank (“EFG” and the “EFG Debenture”). EFG shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the EFG Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the EFG Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the EFG Debenture at December 31, 2011 to be $82,584 which represented the face value of the debenture of $75,000 plus the present value of the conversion feature. During the year ended December 31, 2012, the Company recorded an expense of $749 for the accretion to fair value of the conversion liability for the period. The carrying value of the EFG Debenture was $83,333 at December 31, 2012, including principal of $75,000 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $8,333 at December 31, 2012. Interest expense of $4,512 for these obligations was accrued for the year ended December 31, 2012.

During the year ended December 31, 2011, YA Global assigned an additional $115,000 in convertible debt to EFG Bank (“EFG” and the “EFG Debenture”). EFG shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the EFG Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the EFG Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the EFG Debenture at December 31, 2011 to be $126,630 which represented the face value of the debenture of $115,000 plus the present value of the conversion feature. During the year ended December 31, 2012, the Company recorded an expense of 1,148 for the accretion to fair value of the conversion liability for the period. The carrying value of the EFG Debenture was $127,778 at December 31, 2012, including principal of $115,000 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $12,778 at December 31, 2012. Interest expense of $6,919for these obligations was accrued for the year ended December 31, 2012.

During the year ended December 31, 2011, YA Global assigned $385,000 in convertible debt to Epelbaum Revocable Trust (“Epelbaum” and the “Epelbaum Debenture”). Epelbaum shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Epelbaum Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Epelbaum Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Epelbaum Debenture at December 31, 2011 to be $423,934 which represented the face value of the debenture of $385,000 plus the present value of the conversion feature. During the year ended December 31, 2012, $157,648 in principal was converted into common stock. During the year ended December 31, 2012, the Company recorded an expense of $3,038 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $16,711 for the conversions. The carrying value of the Epelbaum Debenture was $252,613 at December 31, 2012, including principal of $227,352 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $25,261 at December 31, 2012. Interest expense of $18,054 for these obligations was accrued for the year ended December 31, 2012.

During the year ended December 31, 2011, YA Global assigned $34,000 in convertible debt to Judy Klein (“Klein” and the “Klein Debenture”). Klein shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Klein Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Klein Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Klein Debenture at December 31, 2011 to be $37,439 which represented the face value of the debenture of $34,000 plus the present value of the conversion feature. During the year ended December 31, 2012, $34,000 in principal was converted into common stock. During the year ended December 31, 2012, the Company recorded an expense of $86 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $3,525 for the conversions. As of December 31, 2012, the balance on the Klein Debenture had been paid in full.  Interest expense of $340 for these obligations was accrued for the year ended December 31, 2012.

During the year ended December 31, 2011, YA Global assigned an additional $40,750 in convertible debt to JMC Holdings, LP (“JMC” and the “JMC Debenture”). JMC shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the JMC Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMC Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the JMC Debenture at December 31, 2011 to be $44,871 which represented the face value of the debenture of $40,750 plus the present value of the conversion feature. During the year ended December 31, 2012, the Company recorded an expense of $407 for the accretion to fair value of the conversion liability for the period. The carrying value of the JMC Debenture was $45,278 at December 31, 2012, including principal of $40,750 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $4,528 at December 31, 2012. Interest expense of $2,452 for these obligations was accrued for the year ended December 31, 2012.

During the year ended December 31, 2011, YA Global assigned $18,500 in convertible debt to Dr. Michael Kesselbrenner TTEE Money Purchase Plan (“Kesselbrenner” and the “Kesselbrenner Debenture”). Kesselbrenner shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Kesselbrenner Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Kesselbrenner Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Kesselbrenner Debenture at December 31, 2011 to be $20,371 which represented the face value of the debenture of $18,500 plus the present value of the conversion feature. During the year ended December 31, 2012, the Company recorded an expense of $185 for the accretion to fair value of the conversion liability for the period. The carrying value of the Kesselbrenner Debenture was $20,556 at December 31, 2012, including principal of $18,500 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $2,056 at December 31, 2012. Interest expense of $1,113 for these obligations was accrued for the year ended December 31, 2012.

During the year ended December 31, 2011, YA Global assigned $10,000 in convertible debt to MD Global Partners, LLC (“MD Global” and the “MD Global Debenture”). MD Global shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the MD Global Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the MD Global Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the MD Global Debenture at December 31, 2011 to be $11,011 which represented the face value of the debenture of $10,000 plus the present value of the conversion feature. During the year ended December 31, 2012, $10,000 in principal was converted into common stock. During the year ended December 31, 2012, the Company recorded an expense of $26 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $1,037 for the conversions. As of December 31, 2012, the balance on the MD Global Debenture had been paid in full.

During the year ended December 31, 2011, YA Global assigned $20,500 in convertible debt to Susan Schneider (“Schneider” and the “Schneider Debenture”). Schneider shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Schneider Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Schneider Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Schneider Debenture at December 31, 2011 to be $22,573 which represented the face value of the debenture of $20,500 plus the present value of the conversion feature. During the year ended December 31, 2012, $3,500 in principal was converted into common stock. During the year ended December 31, 2012, the Company recorded an expense of $196 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $380 for the conversions. The carrying value of the Schneider Debenture was $18,889 at December 31, 2012, including principal of $17,000 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $1,889 at December 31, 2012. Interest expense of $1,193 for these obligations was accrued for the year ended December 31, 2012.

During the year ended December 31, 2011, YA Global assigned $28,500 in convertible debt to Saul Skoler (“Skoler” and the “Skoler Debenture”). Skoler shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Skoler Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Skoler Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Skoler Debenture at December 31, 2011 to be $31,370 which represented the face value of the debenture of $28,500 plus the present value of the conversion feature. During the year ended December 31, 2012, $28,500 in principal was converted into common stock. During the year ended December 31, 2012, the Company recorded an expense of $85 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $2,955 for the conversions. As of December 31, 2012, the balance on the Skoler Debenture had been paid in full. Interest expense of $283 for these obligations was accrued for the year ended December 31, 2012.

During the year ended December 31, 2011, Cascade assigned $70,718 in convertible debt to Yorkville Advisors, LLC (“Yorkville” and the “Yorkville Debenture”). Yorkville shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Yorkville Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Yorkville Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Yorkville Debenture at December 31, 2011 to be $77,870 which represented the face value of the debenture of $70,718 plus the present value of the conversion feature. During the year ended December 31, 2012, the Company recorded an expense of $706 for the accretion to fair value of the conversion liability for the period. The carrying value of the Yorkville Debenture was $78,576 at December 31, 2012, including principal of $70,718 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $7,858 at December 31, 2012. Interest expense of $4,255 for these obligations was accrued for the year ended December 31, 2012.

During the year ended December 31, 2012, YA Global assigned $15,000 in accrued interest to Better Half Bloodstock, Inc. (“Better Half” and the “Better Half Debenture”). Better Half shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Better Half Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Better Half Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   During the year ended December 31, 2012, the Company recorded an expense of $39 for the accretion to fair value of the conversion liability for the period. The carrying value of the Better Half Debenture was $16,667 at December 31, 2012, including principal of $15,000 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $1,667 at December 31, 2012. Interest expense is not being incurred for this obligation.

During the year ended December 31, 2012, the Company incurred $17,500 in convertible debt to a consultant (“Consultant” and the “Consultant Debenture”).  Consultant shall have the right, but not the obligation, to convert any portion of the convertible dent into the Company’s common stock at a rate equal to 100% of the closing market price for the Company’s common stock for the day preceding the conversion date.  The Company accounted for the Consultant Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Consultant Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The balance of the Consultant Debenture was $17,500 at December 31, 2012. Interest expense of $24 for these obligations was accrued for the year ended December 31, 2012.

During the year ended December 31, 2012, the Company incurred $175,000 in convertible debt to Gerova Asset Back Holdings, LP (“Gerova” and the “Gerova Debenture”). Gerova shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company’s common stock at a rate equal to 100% of the closing market price for the Company’s common stock for the day preceding the conversion date.  Gerova delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company’s former guaranty agreement with Gerova. The Company accounted for the Gerova Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Gerova Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The balance of the Gerova Debenture was $175,000 at December 31, 2012. Interest expense of $240 for these obligations was accrued for the year ended December 31, 2012.

During the year ended December 31, 2012, Minority Interest Fund (II), LLC assigned $150,000 of its convertible debt to Magna Group, LLC (“Magna” and the “Magna Debenture”).  Magna shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at 100% of the market price for the Company’s common stock at the time of conversion.  The Company accounted for the Magna Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Magna Debenture could result in the note principal being converted to a variable number of the Company’s common shares.  During the year ended December 31, 2012, $25,000 in principal was converted into common stock. The balance of the Magna Debenture was $125,000 at December 31, 2012.  Interest expense of $925 for these obligations was accrued for the year ended December 31, 2012.

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

Pursuant ASC 410-20, Asset Retirement Obligations, the Company had recognized the fair value of the asset retirement obligation for the removal of its corn oil extraction facilities. The present value of the estimated asset retirement costs was capitalized as part of the carrying amount of the related long-lived assets. This liability was $691,435 as of December 31, 2010, and it has been written-off in connection with the satisfaction of the closing conditions for the YA Corn Oil Transaction during the year ended December 31, 2011 (see Note 11, Debt Obligations, above).

NOTE 13	COMMITMENTS AND CONTINGENCIES

FACILITIES

GreenShift’s corporate headquarters were previously located in New York, New York under a $10,000 per month five year lease terminating in June 2011. In an effort to further reduce costs, the Company moved out of this office in November 2010. The Company’s corporate headquarters are now located in Alpharetta, Georgia. The Alpharetta lease is a three year term that terminated on January 31, 2013, at which time the lease was extended by another year. The monthly lease payment is $1,600.

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

On December 2, 2011, the Court clarified its earlier claim construction order.  On February 6, 2012, the Court granted the Company’s motion to amend its various complaints to include the recently issued U.S. Pat. No. 8,008,516 (the “‘516 Patent”).  On February 27, 2012, the Company filed amended complaints alleging that the Defendants infringed the ‘516 Patent.

On May 23, 2012, several defendants filed motions for summary judgment of noninfringement.  The Company filed oppositions against the defendants’ motions for summary judgment of noninfringement on July 25, 2012, and July 30, 2012, and filed its own motions for summary judgment of infringement on September 14, 2012.  On June 20, 2012, the Company dismissed with prejudice all claims asserted against Amaizing Energy Atlantic, LLC; Amaizing Energy Cooperative; Amaizing Energy Denison, LLC Amaizing  Energy Holding Company pursuant to a settlement agreement.  The Court approved this dismissal on August 1, 2012.

On August 6, 2012, the Court granted the Company’s motion to amend its various complaints to include the recently issued U.S. Pat. No. 8,168,037 (the “‘037 Patent”).  On August 31 2012, the Company filed amended complaints alleging that certain Defendants infringed the ‘037 Patent.  On November 7, 2012, the Court granted the Company’s motion to amend its various complaints to include other patents directed to similar technology.  On November 9, 2012, the Company filed amended complaints alleging that the Defendants infringed U.S. Pat. No. 8,008,517 (the “‘517 Patent”) and U.S. Pat. No.8,283,484 (the “‘484 patent).

On January 29, 2013, the Court issued a supplemental order on claim construction.   Because this order modified the Court’s earlier claim construction, the Court stayed all briefing in the pending summary judgment motions regarding infringement.

On February 12, 2013, the company filed a motion for summary judgment against Adkins Energy LLC’s counterclaims of breach of contract (and related defenses).  Adkins filed its opposition on March 22, 2013.  On February 27, 2013, the Court dismissed a number of unfair competition claims asserted by ICM against the Company, but the Court allowed ICM to proceed with a federal Lanham Act claim against the company.

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

The Company had accrued $204,630 as of December 31, 2011 in connection with the merger completed by its former subsidiary, GS AgriFuels, during 2008, and another $543,801 in connection with the conversion right of certain minority shareholders of an inactive subsidiary. During the year ended December 31, 2012, the Company recorded a gain of $204,630 upon extinguishment of that amount of this accrual leaving a balance of $543,801 at December 31, 2012. During the year ended December 31, 2011, the Company issued 445,000 shares of common stock upon the conversion of $44,500 of amounts due to certain shareholders. The Company also recorded a gain of $44,697 upon extinguishment of that amount of this accrual, leaving a balance of $748,431 at December 31, 2011.

NOTE 17	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:
	2012	2011
Cash paid during the year for the following:
Interest	$11,201	$3,276
Income taxes	--	--
Total	11,201	3,276

Supplemental schedule of non-cash investing and financing activities:
Debentures converted into common stock	1,324,907	1,146,604
Transfer of construction in progress into inventory	--	--
Direct payment of convertible debentures by Viridis Capital, LLC, increasing affiliate debentures	--	--
Reduction in value of conversion features of convertible debt from conversions	97,119	179,248
Common shares issued in settlement of accounts payable	--	--
Forgiveness of affiliate receivable charged against paid-in capital	187,500	195,494
Transfer of affiliate receivable offset against other affiliated debenture	--	--
Proceeds from auction of assets offset convertible debt due to YA Global	--	--
Sale of discontinued subsidiaries to affiliate to reduce affiliate debenture, offset to paid in capital	--	--
Conversion of Series D Preferred stock into common stock	--	--
Cancellation of Series D preferred stock	--	1,066,137
Forgiveness of affiliate loan payable and related interest	--	--

NOTE 18	RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 11, Debt Obligations, above). The managing member of MIF is a relative of the Company’s chairman.

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

During the year ended December 31, 2012, MIF forgave $187,500 of the amount due from the Company, for no additional consideration. Also during the year ended December 31, 2012, the Company’s chairman waived $145,869 in deferred salaries due from prior years, and various other related party employees waived an aggregate of $637,111 in deferred compensation from prior years.

During the year ended December 31, 2011, the Company’s chairman waived $265,192 in deferred salaries due from prior years as of September 30, 2011, $138,001 in unreimbursed expenses, and $112,020 previously assigned to an employee of the Company. Also during the year ended December 31, 2011, one former employee (a family member of the Company’s chairman) agreed to accept payment of $92,337 in deferred salaries due from prior years in the form of restricted Company common stock at $0.11 per share.

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

The Company adopted the provisions of ASC 740 Income Taxes. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at December 31, 2008, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of December 31, 2012, no interest related to uncertain tax positions had been accrued. The Company provides for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The provision for income taxes for the years ended December 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Current provision:
Federal	$70,795	$--
State	--	--
Total current provision	70,795	--

Deferred provision (benefit) for tax:
Federal	--	--
State	--	--
Total deferred provision (benefit) for tax	--	--

Total provision for tax	$70,795	$--

The Company’s total deferred taxes asset and valuation allowance as of December 31, 2012 and 211 are as follows:

	2012	2011
NOL carryforwards	12,494,171	$12,371,060

Differences in financial statement and tax accounting for:
Allowance for doubtful accounts receivable	(235,500)	--
Property, equipment and intangible assets	--	(79,500)
Net deferred tax asset	12,258,671	12,291,560

Less valuation allowances	(12,258,671)	(12,291,560)
Total deferred tax asset, net of valuation allowance	$--	$--

In assessing whether the deferred tax assets are realizable, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, Management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The decrease in valuation allowance for 2012 was $32,889.

NOTE 20	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial statements for the year ended December 31, 2011 to correct an error in the calculation of weighted average common shares outstanding diluted, with a resulting error in the calculation of earnings per share - diluted. The tables below summarize the impact of the restatement described above on financial information previously reported on the Company’s Forms 10-K for the period ended December 31, 2011.

		Year
		Ended
		December 31
	Restated	Adjustments	Reported
Income statement
Weighted average common shares outstanding diluted	1,502,132,224		16,695,099
Earnings per share – Diluted: Income from continuing operations	$0.01		$0.61
Net income per share - diluted	$0.01		$0.62

NOTE 21	SUBSEQUENT EVENTS

Negotiations to Extend Maturity Date of Debentures
On March 29, 2013, the Company and YA Global Investments, L.P., entered into an amended forbearance agreement pursuant to which the maturity date of the Company's outstanding debt to YA Global and its assignees (see Note 11, Debt Obligations, above) was extended to December 31, 2013. The amendment further provided for cash payments by the Company of $200,000 per month and the reimbursement of certain legal costs and expenses. The amendment remains subject to the satisfaction of a condition involving a third party which was not satisfied as of the effective date, and which is not in the Company's control. YA Global would have the right to declare and proceed against the Company for default if the condition is not satisfied, which could involve a foreclosure proceeding against all of the Company’s assets. Based on the Company's prior experience with the third party and YA Global, the Company expects the condition to be satisfied in April 2013.

ITEM 9	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2012.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of the company’s internal control over financial reporting, management identified the following material weakness in the company’s internal control over financial reporting as of December 31, 2012. Management determined that at December 31, 2012, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements. This material weakness resulted in the identification of adjustments during the financial statement close process that have been recorded in the financial statements.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2012, based on the Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit a smaller reporting company to provide only management’s report in its annual report.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Kevin Kreisler	40	Chairman, Chief Executive Officer
Edward Carroll	46	Director, President & Chief Financial Officer
David Winsness	45	Director, Chief Technology Officer
Greg Barlage	48	Director, Chief Operating Officer
Richard Krablin	68	Director, Executive Vice President

Kevin Kreisler is the founder, chairman and chief executive officer of GreenShift Corporation. Mr. Kreisler has been responsible for devising the Company’s business plans, hiring the Company’s management and technologists, and directing the financing, acquisition, development and commercialization of the Company’s technologies. Mr. Kreisler served as the Company’s vice president from 1998 to 2000, president from 2000 to 2002, chief executive officer from 2002 to 2005 and has served as the Company’s chairman from 2005 to the present. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2012, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

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

The following table sets forth all compensation awarded to, earned by, or paid by GreenShift Corporation and its subsidiaries (or by third parties as compensation for services to GreenShift Corporation or its subsidiaries) to Kevin Kreisler, the Company’s Chief Executive Officer, Dave Winsness, the Company’s Chief Technology Officer, Greg Barlage, the Company’s Chief Operating Officer, Ed Carroll, the Company’s Chief Financial Officer, and Dr. Richard Krablin, the Company’s Executive Vice President, Special Projects. There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2012 exceeded $100,000.

Name	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation

Kevin Kreisler	2012	$250,000	--	--	--	--
	2011	219,250	--	--	--	--
	2010	100,500	--	--	--	--

Edward Carroll	2012	250,000	--	--	--	--
	2011	223,077	--	--	--	50,000
	2010	150,000	--	--	--	--

David Winsness	2012	250,000	--	--	--	--
	2011	153,846	--	--	--	--
	2010	109,211	--	--	--	--

Greg Barlage	2012	150,000	--	--	--	--
	2011	122,692	--	--	--	--
	2010	104,404	--	--	--	--

Richard Krablin	2012	150,000	--	--	--	--
	2011	133,769	--	--	--	--
	2010	100,500	--	--	--	--

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

Name and Address Of Beneficial Owner(1)	Common	% of Class	Series B Preferred	% of Class	Series D Preferred	% of Class	Percentage of Voting Power(4)

Kevin Kreisler(2)	149	<0.01%	--	--	800,000	76.19%	61.00%
Edward Carroll(3)	167	<0.01%	393,183	13.56%	187,500	17.86%	15.00%
David Winsness(3)	98	<0.01%	360,933	12.45%	--	--	--
Greg Barlage(3)	109	<0.01%	356,478	12.30%	--	--	--
Richard Krablin(3)	59	<0.01%	376,183	12.99%	--	--	--

Officers and Directors as a group (5 persons)	581	<0.01%	1,486,777	51.30%	987,500	94.05%	76.00%

(1)	The address of each shareholder is c/o GreenShift Corporation, 5950 Shiloh Road East, Suite N, Alpharetta, Georgia, 30005.

(2)
All shares listed for Mr. Kreisler are owned of record by Viridis Capital, LLC, of which Mr. Kreisler is the sole member. All shares held by Viridis are pledged to YA Global Investments, L.P., as collateral for the repayment of the Company’s debt due to YA Global.

(3)	Shares of Company Series B Preferred Stock are convertible at the fixed rate of 1 Series B Share to 0.025 Company common shares.

(4)
The Company and Viridis are separately subject to agreements pursuant to which Viridis has agreed to reduce its Series D Shares (subject to compliance with applicable agreements with YA Global); and, pursuant to which Mr. Carroll would receive 187,500 Series D Shares, Acutus Capital, LLC would receive 124,875 Series D Shares and Minority Interest Fund (II), LLC (“MIF”) would receive an additional 41,034 Series D Shares (for a total of 103,534 Series D Shares held by MIF).  Such amounts correspond to an additional 353,409 Series D Shares which have not to date been issued.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 11, Debt Obligations, above). The managing member of MIF is a relative of the Company’s chairman.

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

During the year ended December 31, 2012, MIF forgave $187,500 of the amount due from the Company, respectively, for no additional consideration. Also during the year ended December 31, 2012, the Company’s chairman waived $145,869 in deferred salaries due from prior years, and various other related party employees waived an aggregate of $637,111 in deferred compensation from prior years. During the year ended December 31, 2011, the Company’s chairman waived $265,192 in deferred salaries due from prior years as of September 30, 2011, $138,001 in unreimbursed expenses, and $112,020 previously assigned to an employee of the Company. Also during the year ended December 31, 2011, one former employee (a family member of the Company’s chairman) agreed to accept payment of $92,337 in deferred salaries due from prior years in the form of restricted Company common stock at $0.11 per share.

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

DIRECTOR INDEPENDENCE

None of the members of our Board of Directors are independent, as “independent” is defined in the rules of the NYSE Amex.

PART IV

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

Fees for professional services provided by GreenShift’s independent auditors, Rosenberg, Rich, Baker Berman and Company for the years ended December 31, 2012 and 2011 are as follows:

Audit Fees

Rosenberg Rich Baker Berman & Co. billed $69,515 to the Company for professional services rendered for the audit of fiscal 2012 financial statements and review of the financial statements included in fiscal 2012 10-Q filings. Rosenberg Rich Baker Berman & Co. billed $121,650 to the Company for professional services rendered for the audit of fiscal 2011 financial statements and review of the financial statements included in fiscal 2011 10-Q filings.

Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company during fiscal 2012 for assurance and related services that are reasonably related to the performance of the 2011 audit or review of the quarterly financial statements. Rosenberg Rich Baker Berman & Co. billed $0 to the Company during fiscal 2011 for assurance and related services that are reasonably related to the performance of the 2010 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company during fiscal 2012 for professional services rendered for tax compliance, tax advice and tax planning. Rosenberg Rich Baker Berman & Co. billed $0 to the Company during fiscal 2011 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees.

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in fiscal 2012 and $0 in fiscal 2011 for services not described above.

It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services must be pre-approved by the Board of Directors, acting in lieu of an audit committee. All of the services described above were approved by the Board of Directors.

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are exhibits filed as part of GreenShift’s Form 10K for the year ended December 31, 2012:

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

10(d)	Employment Agreement dated March 20, 2008 with Kevin Kreisler

10(e)	Employment Agreement dated March 20, 2008 with Edward Carroll

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

GREENSHIFT CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER, Chairman
Chief Executive Officer
Date:		April 1, 2013

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	KEVIN KREISLER
KEVIN KREISLER, Chairman
Chief Executive Officer
Date:		April 1, 2013

By:	/s/	EDWARD CARROLL
EDWARD CARROLL, Director
Chief Financial Officer &
Chief Accounting Officer
Date:		April 1, 2013

By:	/s/	DAVID WINSNESS
DAVID WINSNESS, Director
Date:		April 1, 2013

By:	/s/	GREG BARLAGE
GREG BARLAGE, Director
Date:		April 1, 2013

By:	/s/	RICHARD KRABLIN
RICHARD KRABLIN, Director
Date:		April 1, 2013