Form 10-Q
period 2013-03-31
GREENSHIFT CORP
filed 2013-05-15
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

COMMISSION FILE NO.: 0-50469

GREENSHIFT CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware		59-3764931
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

5950 Shiloh Road East, Suite N, Alpharetta, Georgia		30005
(Address of principal executive offices)		(Zip Code)

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

As of May 14, 2013, there were 147,441,907 shares of common stock outstanding

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	3/31/2013	12/31/2012
ASSETS

Current Assets:
Cash	$2,420,380	$2,030,577
Accounts receivable, net of doubtful accounts	1,732,485	999,144
Inventories, net	1,875,629	1,837,646
Costs in excess of billings	--	844,939
Prepaid expenses and other assets	55,185	106,380
Total current assets	6,083,680	5,818,686

Other Assets:
Intangible assets, net	26,783	27,584
Minority investments	2,501,324	2,501,324
Deposits	69,932	70,634
Total other assets	2,598,039	2,599,542

TOTAL ASSETS	8,681,719	8,418,228

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	4,456,969	3,933,394
Accrued expenses	3,596,308	3,726,890
Accrued expenses – deferred employee compensation	518,043	518,742
Accrued interest payable	4,686,389	4,401,372
Accrued interest payable – related party	80,767	34,774
Deferred revenue	464,880	113,750
Current portion of long term debt	1,367,045	1,367,045
Current portion of convertible debentures, net	27,736,811	28,613,818
Convertible debentures – related party	3,126,488	3,647,281
Amounts due to minority shareholders	545,842	545,842
Total current liabilities	46,579,541	46,905,908

Long term Liabilities:
Liability for preferred stock – related party	802,063	807,107
Convertible debentures	175,000	192,500
Total long term liabilities	977,063	999,607

Total Liabilities	47,556,604	47,905,515

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectively	2,481	2,481
Series D: 862,262 and 862,262 shares issued and outstanding, respectively	863	862
Common stock: $0.0001 par value, 20,000,000,000 authorized 106,006,687 and 63,966,016 issued and outstanding, respectively	10,600	6,397
Additional paid in capital	119,917,084	119,206,897
Accumulated deficit	(158,805,912)	(158,703,924)
Total stockholders’ equity (deficit)	(38,874,885)	(39,487,287)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,681,719	$8,418,228

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
	Three Months Ended
	3/31/2013	3/31/2012

Revenue	$3,157,899	$2,912,029
Costs of goods sold	1,179,546	1,312,492
Gross profit	1,978,353	1,599,537

Operating expenses:
Sales, general and administrative expenses	1,606,941	1,656,365
Research and development	68,642	--
Total operating expenses	1,675,583	1,656,365

Income (loss) from operations	302,770	(56,828)

Other Income (Expense):
Gain (loss) on extinguishment of debt	10,884	13,361
Amortization of debt discount & deferred financing	--	(37,495)
Miscellaneous income	10,624	10,181
Change in conversion liabilities	39,105	(50,254)
Change in conversion liabilities - related party	(14,865)	3,470
Interest expense	(404,513)	(506,043)
Interest expense – related party	(45,993)	(73,157)
Total other income (expense), net	(404,758)	(639,938)

Income (loss) before provision for income taxes	(101,988)	(696,766)

(Provision for)/benefit from income taxes	--	--

Net income (loss)	$(101,988)	$(696,766)

Weighted average common shares outstanding, basic	94,949,699	19,440,421
Weighted average common shares outstanding, diluted	94,949,699	19,440,421

Earnings (Loss) per Share:
Income (loss) from continuing operations – basic	$0.00	$(0.04)

Income (loss) from continuing operations – diluted	$0.00	$(0.04)

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREEE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended
	3/31/2013	3/31/2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(101,988)	(696,766)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangibles	801	6,158
Amortization of debt discount and deferred financing costs	--	37,495
Loss (gain) on extinguishment of debt	(10,884)	(13,361)
Change in conversion liabilities	(24,240)	46,785
Bad debt expense	12,000	--

Changes in operating assets and liabilities:
Accounts receivable	(394,212)	1,073,233
Deferred financing costs	--	(374,953)
Costs in excess of earnings	844,939	--
Prepaid expenses	51,195	31,298
Inventory	(37,983)	(25,533)
Deposits	702	(18,723)
Deferred revenue	--	(132,078)
Accrued interest	400,407	506,043
Accrued interest – related party	45,993	66,933
Accounts payable and accrued expenses	418,073	(971,238)
Net cash provided by (used in) operating activities	1,204,803	(464,708)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable - related party	--	--
Proceeds from convertible debentures – related party	--	--
Repayment of convertible debentures	(650,000)	--
Repayment of convertible debentures – related party bridge	(165,000)	(65,000)
Net cash provided by (used in) financing activities	(815,000)	(65,000)

Net increase (decrease) in cash	389,803	(529,708)
Cash at beginning of period	2,030,577	1,364,994
Cash at end of period	$2,420,380	$835,286

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

REFERENCES TO THE COMPANY

In this Quarterly Report on Form 10-Q, the terms “we,” “our,” “us,” “GreenShift,” or the “Company” refer to GreenShift Corporation, and its subsidiaries on a consolidated basis. The term “GreenShift Corporation” refers to GreenShift Corporation on a standalone basis only, and not its subsidiaries.

The condensed balance sheet at December 31, 2012 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. Several plants were licensed to use our technologies during 2012.

NOTE 3	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2013, the Company had $2,420,380 in cash, and current liabilities exceeded current assets by $40,495,861. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to satisfy our obligations will depend on our success in obtaining financing, our success in developing revenue sources, and our success in negotiating with the creditors. Management’s plans to resolve the Company’s working capital deficit include increasing revenue. There can be no assurances that the Company will be able to eliminate its working capital deficit and that the Company’s historical operating losses will not recur. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, “Earnings per Share,” whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the three months ended March 31, 2013 and 2012, we reported net loss, and accordingly dilutive instruments were excluded from the net loss per share calculation for such periods

FINANCIAL INSTRUMENTS

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

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended March 31, 2013:

Embedded conversion liabilities as of March 31, 2013:
Level 1	$--
Level 2	--
Level 3	2,859,601
Total conversion liabilities	$2,859,601

The following table reconciles, for the period ended March 31, 2013, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2012	$2,940,688

Present value of beneficial conversion features of new debentures	12,084
Accretion adjustments to fair value – beneficial conversion features	34,702
Reductions in fair value due to repayments/redemptions	(90,935)
Reductions in fair value due to principal conversions	(36,938)
Balance at March 31, 2013	$2,859,601

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

NOTE 6	INVENTORIES

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company’s licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at March 31, 2013 and December 31, 2012 were $1,875,629 and $1,837,646, respectively.

NOTE 7	DEFERRED REVENUE

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s licensing support services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various clients that have been recorded as deferred revenue in the amount of $464,880 and $113,750 as of the periods ended March 31, 2013 and December 31, 2012, respectively.

NOTE 8	DEBT OBLIGATIONS

The following is a summary of the Company’s financing arrangements as of March 31, 2013:

3/31/2013
Current portion of long term debt:
Mortgages and other term notes	$21,743
Current portion of convertible notes payable	50,000
Current portion of subsidiary notes payable	1,295,302
Total current portion of long term debt	$1,367,045

Current portion of convertible debentures:
YA Global Investments, L.P., 6% interest, conversion at 90% of market	$19,926,282
Andypolo, LP, 6% interest, conversion at 90% of market	3,989,831
Barry Liben, 6% interest, conversion at 90% of market	46,235
Better Half Bloodstock, Inc., 0% interest, conversion at 90% of market	50,000
Circle Strategic Allocation Fund, LP, 6% interest, conversion at 90% of market	242,021
EFG Bank, 6% interest, conversion at 90% of market	177,263
Epelbaum Revocable Trust, 6% interest, conversion at 90% of market	137,142
JMC Holdings, LP, 6% interest, conversion at 90% of market	210,975
Magna Group, LLC 6% interest, no conversion discount	30,000
Dr. Michael Kesselbrenner, 6% interest, conversions at 90% of market	17,260
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	3,605
Morano, LLC, 6% interest, no conversion discount	170,845
Park Place Capital, LLC, 0% interest, conversions at 90% of market	30,000
Susan Schneider, 6% interest, conversions at 90% of market	15,795
Stuttgart, LP, 6% interest, conversion at 90% of market	129,473
Yorkville Advisors (GP), LLC, 6% interest, conversion at 90% of market	5,000
Acutus Capital, LLC, 6% interest, no conversion discount	390,000
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	2,477,938
Related Party Debenture, 6% interest, no conversion discount	258,550
Conversion liabilities	2,555,083
Total current portion of convertible debentures	$30,863,299

Long term convertible debentures:
Gerova Asset Backed Holdings, LP, 2% interest, no conversion discount	175,000
Total long term convertible debentures	$175,000

A total of $28,483,216 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of March 31, 2013 and the Company’s ability to meet such obligations:

Year	Amount
2013	$29,675,261
2014	--
2015	--
2016	--
2017	--
Thereafter	175,000
Total minimum payments due under current and long term obligations	$29,850,261

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

In connection with the completion of the YA Corn Oil Transaction, the Company issued YA Global an amended and restated convertible debenture in the amount of $33,308,023, inclusive of previously accrued interest (the “A&R Debenture”). During the year ended December 31, 2011, YA Global subdivided the A&R Debenture and assigned to a total of sixteen of its equity-holders portions of the A&R Debenture totaling $6,281,394 in principal, which assignments reduced the balance due to YA Global alone under the A&R Debenture as of December 31, 2011. $6,177,028 of the portion of the A&R Debenture assigned by YA Global remained outstanding at December 31, 2011. During the year ended December 31, 2011, YA Global subdivided the A&R Debenture and assigned to a total of sixteen of its equity-holders portions of the A&R Debenture totaling $ 6,350,287 in principal, which assignments reduced the balance due to YA Global alone under the A&R Debenture as of December 31, 2012. In total, $5,726,381 of the portion of the A&R Debenture assigned by YA Global remained outstanding at December 31, 2012. On March 29, 2013, the Company and YA Global entered into an amended forbearance agreement pursuant to which the maturity date of the Company's outstanding debt to YA Global and its assignees was extended to December 31, 2013. The amendment further provided for cash payments by the Company of $200,000 per month and the reimbursement of certain legal costs and expenses. The A&R Debenture bears interest at the rate of 6% per annum and provides the holder with the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date. A holder of the A&R Debenture will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the Company’s outstanding common shares. The A&R Debenture is additionally subject to ongoing compliance conditions, including the absence of change of control events and timely issuance of common shares upon conversion.

The Company accounted for the A&R Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company had determined the fair value of the A&R Debenture at December 31, 2012 to be $22,263,896 which represented the face value of the debenture plus the present value of the conversion feature. During the three months ended March 31, 2013, the Company recognized an decrease in the in conversion liability relating to the A&R Debenture of $30,056 for assignments and/or repayments during the period and recorded an expense of $20,169 for the accretion of the present value of the conversion liability for the period. The carrying value of the A&R Debenture was $21,918,222 at March 31, 2013, including principal of $19,926,282 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $1,991,940 at March 31, 2013 to its estimated settlement value of $1,991,811 at December 31, 2013. Interest expense of $296,075 for the A&R Debenture was accrued for the three months ended March 31, 2013.

RELATED PARTY OBLIGATIONS

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate principal amount of $3,988,326 (the “MIF Debenture”) and convertible debentures payable to Viridis Capital, LLC in an aggregate principal amount of $518,308 (the “Viridis Debenture”). As discussed more fully in Note 12, Related Party Transactions, below, the Company entered into agreements with MIF and Viridis to amend and restate the terms of the MIF Debenture and Viridis Debenture effective September 30, 2011 to extend the maturity date to June 30, 2013; to eliminate and contribute $502,086 in accrued interest and $1,065,308 of principal; to reduce the applicable interest rate to 6% per annum; to eliminate MIF’s and Viridis’ right to convert amounts due at a discount to the market price of the Company’s common stock; and to reverse various non-cash assignments of debt involving related parties. The restated balances due to MIF and Viridis at September 30, 2011, were $3,017,061 and $237,939, respectively. No interest was payable to either MIF or Viridis after these amendments. MIF received 62,500 shares of Series D Preferred Stock in partial consideration of the contribution of principal and accrued interest and the various other modified terms of MIF’s agreements with the Company. On September 30, 2011, the Company issued $1,090,000 and $351,000 in convertible debt to Acutus Capital, LLC (“Acutus”) and family members of the Company’s chairman, respectively, for cash investments previously provided to the Company. The terms of these debentures provide for interest at 6% per annum, a maturity date of June 30, 2013, and the right to convert amounts due into Company common stock at 100% of the market price for the Company’s common stock at the time of conversion. The foregoing debentures are subject to conditions which limit the transfer of shares issued upon conversion to 5% of the average monthly volume for the Company’s common stock.  During three months ended March, 31, 2013, Minority Interest Fund (II), LLC assigned $150,000 of its convertible debt to Magna Group, LLC and $200,000 of its convertible debt to Nicholas J. Morano, LLC.

OTHER CONVERTIBLE DEBENTURES

During the year ended December 31, 2011, YA Global assigned $4,391,643 in convertible debt to Andypolo, LP (“Andypolo” and the “Andypolo Debenture”). Andypolo shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Andypolo Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Andypolo Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Andypolo Debenture at December 31, 2012 to be $4,755,583 which represented the face value of the debenture of $4,280,025 plus the present value of the conversion feature. During the three months ended March 31, 2013, the Company made payments against the Andypolo Debenture which resulted in a $32,243 reduction of the fair value of the conversion liability for the period. The carrying value of the Andypolo Debenture was $4,433,146 at March 31, 2013, including principal of $3,989,831 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $443,315 as of March 31, 2013.  Interest expense of $61,838 for these obligations was accrued for the three months ended March 31, 2013.

During the year ended December 31, 2011, YA Global assigned $321,237 in convertible debt to Stuttgart, LP (“Stuttgart” and the “Stuttgart Debenture”). Stuttgart shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Stuttgart Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Stuttgart Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Stuttgart Debenture at December 31, 2012 to be $224,435 which represented the face value of the debenture of $201,993 plus the present value of the conversion feature. During the three months ended March 31, 2013, the Company made payments against the Stuttgart Debenture which resulted in a $1,458 reduction of the fair value of the conversion liability for the period. During the three months ended March 31, 2013, $59,400 in principal was converted into common stock. During the three months ended March 31, 2013, the Company recognized a reduction in conversion liability at present value of $6,526 for the conversions. The carrying value of the Stuttgart Debenture was $143,932 at March 31, 2013, including principal of $129,473 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $14,459 at March 31, 2013. Interest expense of $2,118 for these obligations was accrued for the three months ended March 31, 2013.

During the year ended December 31, 2011, YA Global assigned $263,498 in convertible debt to JMC Holdings, LP (“JMC” and the “JMC Debenture”). JMC shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the JMC Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMC Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the JMC Debenture at December 31, 2012 to be $205,986 which represented the face value of the debenture of $185,387 plus the present value of the conversion feature. During the three months ended March 31, 2013, the Company made payments against the JMC Debenture which resulted in a $1,381 reduction of the fair value of the conversion liability for the period. The carrying value of the JMC Debenture was $192,175 at March 31, 2013, including principal of $172,957 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $19,218 at March 31, 2013. Interest expense of $2,681 for these obligations was accrued for the three months ended March 31, 2013.

During the year ended December 31, 2011, YA Global assigned $70,266 in convertible debt to David Moran & Siobhan Hughes (“Moran-Hughes” and the “Moran-Hughes Debenture”). Moran-Hughes shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Moran-Hughes Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Moran-Hughes Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Moran-Hughes Debenture at December 31, 2012 to be $4,444 which represented the face value of the debenture of $4,000 plus the present value of the conversion feature. During the three months ended March 31, 2013, the Company made payments against the Moran-Hughes Debenture which resulted in a $44 reduction of the fair value of the conversion liability for the period. The carrying value of the Moran-Hughes Debenture was $4,005 at March 31, 2013, including principal of $3,605 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $400 at March 31, 2013. Interest expense of $57 for these obligations was accrued for the three months ended March 31, 2013.

During the year ended December 31, 2011, YA Global assigned $111,000 in convertible debt to Barry Liben (“Liben” and the “Liben Debenture”). Liben shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Liben Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Liben Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Liben Debenture at December 31, 2012 to be $90,055 which represented the face value of the debenture of $80,000 plus the present value of the conversion feature. During the three months ended March 31, 2013, the Company made payments against the Liben Debenture which resulted in a $585 reduction of the fair value of the conversion liability for the period. During the three months ended March 31, 2013, the Company recognized a reduction in conversion liability at present value of $3,131 for the conversions. The carrying value of the Liben Debenture was $52,574 at March 31, 2013, including principal of $46,235 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $6,339 at March 31, 2013. Interest expense of $834 for these obligations was accrued for the three months ended March 31, 2013.

During the year ended December 31, 2011, YA Global assigned $341,550 in convertible debt to Circle Strategic Allocation Fund, LP (“Circle Strategic” and the “Circle Strategic Debenture”). Circle Strategic shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Circle Strategic Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Circle Strategic Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Circle Strategic Debenture at December 31, 2012 to be $300,729, which represents the face value of the debenture of $270,656 plus the present value of the conversion feature. During the three months ended March 31, 2013, the Company made payments against the Circle Strategic Debenture which resulted in a $585 reduction of the fair value of the conversion liability for the period. During the three months ended March 31, 2013, $10,500 in principal was converted into common stock. During the three months ended March 31, 2013, the Company recognized a reduction in conversion liability at present value of $1,154 for the conversions. The carrying value of the Circle Strategic Debenture was $268,925 at March 31, 2013, including principal of $242,021 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $26,904 at March 31, 2013. Interest expense of $3,761 for these obligations was accrued for the three months ended March 31, 2013.

During the year ended December 31, 2011, YA Global assigned $75,000 in convertible debt to EFG Bank (“EFG” and the “EFG Debenture”). EFG shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the EFG Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the EFG Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the EFG Debenture at December 31, 2012 to be $83,333 which represented the face value of the debenture of $75,000 plus the present value of the conversion feature. During the three months ended March 31, 2013, the Company made payments against the EFG Debenture which resulted in a $558 reduction of the fair value of the conversion liability for the period. The carrying value of the EFG Debenture was $77,747 at March 31, 2013, including principal of $69,972 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $7,775 at March 31, 2013. Interest expense of $1,084 for these obligations was accrued for the three months ended March 31, 2013.

During the year ended December 31, 2011, YA Global assigned an additional $115,000 in convertible debt to EFG Bank (“EFG” and the “EFG Debenture”). EFG shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the EFG Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the EFG Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the EFG Debenture at December 31, 2012 to be $127,778 which represented the face value of the debenture of $115,000 plus the present value of the conversion feature. During the three months ended March 31, 2013, the Company made payments against the EFG Debenture which resulted in an $857 reduction of the fair value of the conversion liability for the period.  The carrying value of the EFG Debenture was $119,212 at March 31, 2013, including principal of $107,291 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $11,921 at March 31, 2013. Interest expense of $1,662 for these obligations was accrued for the three months ended March 31, 2013.

During the year ended December 31, 2011, YA Global assigned $385,000 in convertible debt to Epelbaum Revocable Trust (“Epelbaum” and the “Epelbaum Debenture”). Epelbaum shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Epelbaum Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Epelbaum Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Epelbaum Debenture at December 31, 2012 to be $252,613 which represented the face value of the debenture of $227,352 plus the present value of the conversion feature. During the three months ended March 31, 2013, the Company made payments against the Epelbaum Debenture which resulted in a $1,724 reduction of the fair value of the conversion liability for the period. During the three months ended March 31, 2013, $74,691 in principal was converted into common stock. During the three months ended March 31, 2013, the Company recognized a reduction in conversion liability at present value of $8,205 for the conversions. The carrying value of the Epelbaum Debenture was $152,474 at March 31, 2013, including principal of $137,142 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $15,332 at March 31, 2013. Interest expense of $2,524 for these obligations was accrued for the three months ended March 31, 2013.

During the year ended December 31, 2011, YA Global assigned an additional $40,750 in convertible debt to JMC Holdings, LP (“JMC” and the “JMC Debenture”). JMC shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the JMC Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMC Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the JMC Debenture at December 31, 2012 to be $45,278 which represented the face value of the debenture of $40,750 plus the present value of the conversion feature. During the three months ended March 31, 2013, the Company made payments against the JMC Debenture which resulted in a $303 reduction of the fair value of the conversion liability for the period. The carrying value of the JMC Debenture was $42,243 at March 31, 2013, including principal of $38,018 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $4,225 at March 31, 2013. Interest expense of $589 for these obligations was accrued for the three months ended March 31, 2013.

During the year ended December 31, 2011, YA Global assigned $18,500 in convertible debt to Dr. Michael Kesselbrenner TTEE Money Purchase Plan (“Kesselbrenner” and the “Kesselbrenner Debenture”). Kesselbrenner shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Kesselbrenner Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Kesselbrenner Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Kesselbrenner Debenture at December 31, 2012 to be $20,556 which represented the face value of the debenture of $18,500 plus the present value of the conversion feature. During the three months ended March 31, 2013, the Company made payments against the Kesselbrenner Debenture which resulted in a $138 reduction of the fair value of the conversion liability for the period. The carrying value of the Kesselbrenner Debenture was $19,178 at March 31, 2013, including principal of $17,260 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $1,918 at March 31, 2013. Interest expense of $267 for these obligations was accrued for the three months ended March 31, 2013.

During the year ended December 31, 2011, YA Global assigned $20,500 in convertible debt to Susan Schneider (“Schneider” and the “Schneider Debenture”). Schneider shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Schneider Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Schneider Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Schneider Debenture at December 31, 2012 to be $18,889 which represented the face value of the debenture of $17,000 plus the present value of the conversion feature. During the three months ended March 31, 2013, the Company made payments against the Schneider Debenture which resulted in a $134 reduction of the fair value of the conversion liability for the period. The carrying value of the Schneider Debenture was $17,550 at March 31, 2013 including principal of $15,795 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $1,755 at March 31, 2013. Interest expense of $245 for these obligations was accrued for the three months ended March 31, 2013.

During the year ended December 31, 2011, Cascade assigned $70,718 in convertible debt to Yorkville Advisors, LLC (“Yorkville” and the “Yorkville Debenture”). Yorkville shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Yorkville Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Yorkville Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Yorkville Debenture at December 31, 2012 to be $78,576 which represented the face value of the debenture of $70,718 plus the present value of the conversion feature. During the three months ended March 31, 2013, the Company recognized a reduction in conversion liability at present value of $7,220 for the conversions. The carrying value of the Yorkville Debenture was $5,638 at March 31, 2013, including principal of $5,000 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $638 at March 31, 2013. Interest expense of $474 for these obligations was accrued for the three months ended March 31, 2013.

During the year ended December 31, 2012, YA Global assigned $15,000 in accrued interest to Better Half Bloodstock, Inc. (“Better Half” and the “Better Half Debenture”) and an additional $50,000 in accrued interest during the three months ended March 31, 2013. Better Half shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Better Half Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Better Half Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Better Half Debenture at December 31, 2012 to be $16,667, including principal of $15,000 and the value of the conversion liability. During the three months ended March 31, 2013, YA Global assigned an additional $50,000 in accrued interest to Better Half Bloodstock, Inc which resulted in an additional $5,493 in conversion liability at present value.  During the three months ended March 31, 2013, the Company recorded an expense of $63 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $1,648 for the conversions related to the first assignment. The carrying value of the Better Half Debenture was $55,575 at March 31, 2013, including principal of $50,000 and the value of the conversion liability. The present value of the liability for the conversion feature for the new assignment has reached its estimated settlement value of $5,575 at March 31, 2013. Interest expense is not being incurred for this obligation.

During the three months ended March 31, 2013, YA Global assigned $60,000 in accrued interest to Park Place Capital, LLC (“Park Place” and the “Park Place Debenture”). Park Place shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Park Place Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Park Place Debenture could result in the note principal being converted to a variable number of the Company’s common shares.  The assignment resulted in recognition of a $6,591 conversion liability at present value. During the three months ended March 31, 2013, the Company recorded an expense of $76 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $3,295 for the conversions. The carrying value of the Park Place Debenture was $33,372 at March 31, 2013, including principal of $30,000 and the value of the conversion liability. Interest expense is not being incurred for this obligation.

During the year ended December 31, 2012, the Company incurred $17,500 in convertible debt to a consultant (“Consultant” and the “Consultant Debenture”).  Consultant shall have the right, but not the obligation, to convert any portion of the convertible dent into the Company’s common stock at a rate equal to 100% of the closing market price for the Company’s common stock for the day preceding the conversion date.  The Company accounted for the Consultant Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Consultant Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The balance of the Consultant Debenture was $17,500 at December 31, 2012. As of March 31, 2013, the balance on the Consultant Debenture had been paid in full. Interest expense of $43 for these obligations was accrued for the three months ended March 31, 2013.

During the year ended December 31, 2012, the Company incurred $175,000 in convertible debt to Gerova Asset Back Holdings, LP (“Gerova” and the “Gerova Debenture”). Gerova shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company’s common stock at a rate equal to 100% of the closing market price for the Company’s common stock for the day preceding the conversion date.  Gerova delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company’s former guaranty agreement with Gerova. The balance of the Gerova Debenture was $175,000 at March 31, 2013. Interest expense of $863 for these obligations was accrued for the three months ended March 31, 2013.

During the year ended December 31, 2012, Minority Interest Fund (II), LLC assigned $150,000 of its convertible debt to Magna Group, LLC (“Magna” and the “Magna Debenture”).  Magna shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at 100% of the market price for the Company’s common stock at the time of conversion.  The balance of the Magna Debenture was $125,000 at December 31, 2012.  During the three months ended March 31, 2013, $95,000 in principal was converted into common stock.  The balance of the Magna Debenture was $30,000 at March 31, 2013. Interest expense of $1,156 for these obligations was accrued for the three months ended March 31, 2013.

During the three months ended March 31, 2013, Minority Interest Fund (II), LLC assigned $200,000 of its convertible debt to Nicholas J. Morano, LLC (“Morano” and the “Morano Debenture”).  Morano shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at 100% of the market price for the Company’s common stock at the time of conversion.  During the three months ended March 31, 2013, $29,155 in principal was converted into common stock.  The balance of the Morano Debenture was $170,845 at March 31, 2013. Interest expense of $2,507 for these obligations was accrued for the three months ended March 31, 2013.

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

NOTE 9	GUARANTY AGREEMENT

Viridis Capital, LLC (“Viridis”) is the majority shareholder of the Company and is solely owned by Kevin Kreisler, the Company’s founder, chairman and chief executive officer. Viridis has guaranteed all of the Company’s senior debt and has pledged all of its assets, including its shares of Company Series D Preferred Stock, to YA Global to secure the repayment by the Company of its obligations to YA Global (see Note 10, Stockholders’ Equity, below). Viridis has also guaranteed all amounts due to Cantrell Winsness Technologies, LLC in connection with the acquisition by the Company’s subsidiary of its patented and patent-pending extraction technologies (see Note 12, Related Party Transactions, below). The Company has separately agreed to indemnify and hold Viridis harmless from any and all losses, costs and expenses incurred by Viridis in connection with its guaranty of the Company’s obligations.

NOTE 10	STOCKHOLDERS’ EQUITY

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

SERIES F PREFERRED STOCK

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock with a face value of $10 per preferred share. The Series F preferred shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the Series F preferred shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion Series F preferred shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 9, Guaranty Agreements, above). The Company accounted for the Series F preferred shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible Series F preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares.  The Company determined the value of the Series F preferred shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the three months ended March 31, 2013, the Company recognized a reduction in conversion liability at present value of $19,909 for royalties paid under the agreement, and recorded an expense of $14,865 for the accretion to fair at March 31, 2013, including the grant date value plus the accretion less redemptions of the conversion liability during the year. The liability for the conversion feature shall increase from its present value of $304,517 at March 31, 2013 to its estimated settlement value of $727,193 at June 10, 2020.

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

During the three months ended March 31, 2013 and 2012, the Company issued a total of 42,040,671 shares and 45,867,143 shares of common stock, respectively, upon conversion in period of $651,749 and $1,157,218, respectively, of principal and accrued interest due pursuant to the Company’s various convertible debentures (see Note 8, Debt Obligations, above).

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

On November 19, 2012, the Court denied Adkins Energy, LLC’s Motion for judgment on the pleadings or, in the alternative, for partial summary judgment on the issue of liability for breach of contract, and for partial summary judgment on one part of Adkins’ damages.  The Court found that Adkins had not established its substantial performance under the contract or that the Company breached its terms with Adkins.

On January 29, 2013, the Court issued a supplemental order on claim construction.   Because this order modified the Court’s earlier claim construction, the Court stayed all briefing in the pending summary judgment motions regarding infringement.

On February 12, 2013, the Company filed a motion for summary judgment against Adkins’ counterclaims of breach of contract (and related defenses).  Adkins filed its opposition on March 22, 2013.  On February 27, 2013, the Court dismissed a number of unfair competition claims asserted by ICM against the Company, but the Court allowed ICM to proceed with a federal Lanham Act claim against the Company.

On May 8, 2013, the Court issued an order on claim construction for the ‘037 Patent.

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

The Company is party to the matter entitled Long Side Ventures v. GreenShift et. al., an action in which the plaintiff has alleged breach of contract and other causes of action for which the plaintiff seeks damages of about $250,000 plus costs. The Company intends to vigorously defend this action. At this stage of the proceedings, we cannot evaluate the likelihood of an unfavorable outcome in excess of the amounts previously accrued.

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

NOTE 12	RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 8, Debt Obligations, above). The managing member of MIF is a relative of the Company’s chairman.

The Company entered into agreements with MIF and Viridis to amend and restate the terms of the MIF Debenture and Viridis Debenture effective September 30, 2011 to extend the maturity date to June 30, 2013; to eliminate and contribute $502,086 in accrued interest and $1,065,308 of principal; to reduce the applicable interest rate to 6% per annum; to eliminate MIF’s and Viridis’ right to convert amounts due at a discount to the market price of the Company’s common stock; and to reverse various non-cash assignments of debt involving related parties (see Note 8, Debt Obligations, above).

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

During the three months ended March 31, 2013, MIF forgave $5,793 of the amount due from the Company for no additional consideration. During the year ended December 31, 2012, MIF forgave $187,500 of the amount due from the Company for no additional consideration. Also during the year ended December 31, 2012, the Company’s chairman waived $145,869 in deferred salaries due from prior years, and various other related party employees waived an aggregate of $637,111 in deferred compensation from prior years.

Between January 1, 2008 and December 31, 2010, Viridis, MIF, Acutus, and management personnel provided the Company with the cash resources we needed for our overhead needs, including all legal expenses incurred in the prosecution of infringing use of our patented technologies. Viridis is owned by our chairman, MIF is owned by a family member of our chairman, and Acutus is owned by our chairman's attorney. In addition, Viridis has guaranteed all of the Company’s debt due to YA Global and all amounts due to Cantrell Winsness Technologies, LLC, in connection with the acquisition by the Company’s subsidiary of its patented and patent-pending extraction technologies (see Note 9, Guaranty Agreements, above). The Company has separately agreed to indemnify and hold Viridis and its affiliates harmless from any and all losses, costs and expenses incurred by Viridis and its affiliates in connection with its and their various investments with the Company as well as Viridis’ guarantees of Company’s obligations.

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock (“CWT Preferred Shares”) with a face value of $10 per preferred share (see Note 10, Shareholders’ Equity, above). The CWT Preferred Shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the CWT Preferred Shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion CWT Preferred Shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 9, Guaranty Agreement, above).

NOTE 13	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the three months ended March 31, 2013 and 2012:
	3/31/2013	3/31/2012

Cash paid for the following:
Interest	$--	$--
Total interest paid in cash	--	--

Supplemental disclosure of non-cash investing and financing activities:
Debentures converted into common stock	$651,749	$242,157
Reductions of conversion liabilities from debt conversions	56,847	--
Forgiveness of affiliate payable	5,793	--

NOTE 14	SUBSEQUENT EVENTS

The Company holds a minority investment in ZeroPoint Clean Tech, Inc. ("ZeroPoint"), a renewable energy technology and project development company. ZeroPoint believes that it has developed a highly efficient biomass gasification process capable of converting biomass into renewable synthesis gas to create carbon-neutral energy. Effective April 4, 2013, the Company and ZeroPoint entered into a series of agreements pursuant to which the Company restructured its investment in ZeroPoint. The Company agreed to exchange 113,800 shares of ZeroPoint Series A preferred stock for 113,800 shares of ZeroPoint common stock, plus a 3% promissory note with a principal balance of $2,501,324 (the "ZeroPoint Note"). The ZeroPoint Note is due and payable upon the completion by the Company of one or more transactions which leads to a successful financing for a project utilizing ZeroPoint technology, in which case the ZeroPoint Note shall be payable at a rate equal to 20% of the gross profit produced by any such projects. The ZeroPoint Note may alternatively become due and payable upon the completion of an acquisition, merger or other sale involving ZeroPoint stock in which the valuation ascribed to ZeroPoint stock is in excess of $75,000,000. In any such event, the ZeroPoint Note shall be payable to the extent that the value of any such transaction exceeds $75,000,000. ZeroPoint shall have no obligation to repay the ZeroPoint Note in the event that none of the foregoing transactions have been completed within three years of the issuance date of the ZeroPoint Note. The Company accounts for its investment in ZeroPoint under the cost method. Application of this method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write off some or all of the investment. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company’s management. These judgments include assessments of the likelihood of ZeroPoint to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in ZeroPoint’s industry as well as in the general economy. While the Company has not yet made a determination as to whether or not the terms of the April 4, 2013 restructuring transaction have an impact on the current carrying value of the Company’s investment in ZeroPoint, the Company’s management intends to complete that determination during the quarter ended June 30, 2013.

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

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” “may,” “could,” “should,” “will,” or similar expressions. Any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements contained herein reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors of our annual report on Form 10-K for the year ended December 31, 2012. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition, the actions of third parties infringing our patents, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation or to the laws upon which our intellectual property rights are based, the timely completion of corn oil extraction projects by our licensees, the amount of corn oil recovered by our licensees, and other risk factors detailed in our reports filed with the SEC. Actual results may differ materially from projected results due, without limitation, to unforeseen developments.

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

COMPONENTS OF REVENUES AND EXPENSES

Our revenues are derived from our technology licensing activities and the provision of related products and services. We issue royalty-bearing licenses to ethanol producers that use our patented and patent-pending technologies. In return, we receive ongoing royalty fees under our license agreements that are based on the market value of the corn oil produced by our licensees. Our license agreements also call for our provision of technical services to our licensees, which we provide to maximize the benefit of our technologies to our clients and, derivatively, us by way of increased royalty income. These services include design, procurement, integration and ongoing support services. During 2013 and 2012, some of our license agreements provided for royalties in the form of a discounted corn oil purchase price. In these cases, our royalty payments were equal to the gross profit realized upon sale of corn oil, or the difference between the market price of the corn oil produced and our discounted purchase price in each relevant license.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues for the three months ended March 31, 2013 were $3.2 million as compared to $2.9 million generated during the three months ended March 31, 2012. Revenue in future periods can be expected to increase as a result of our technology licensing activities, but will remain subject to variance in connection with a number of factors, including the rate at which our licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the three months ended March 31, 2013 were $1.2 million as compared to about $1.3 million for the same period last year. Gross profit for the three months ended March 31, 2013 was about $2.0 million as compared to about $1.6 million from the first quarter of 2012. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the three months ended March 31, 2013 and 2012 were about $1.7 million in each year. Operating expenses during 2013 included about $0.8 million in legal costs, incurred primarily in connection with our ongoing litigation for patent infringement and the completion of amended agreements with YA Global. By contrast, operating expenses during the first quarter of 2012 included about $0.6 million in professional fees incurred in connection with our ongoing litigation for patent infringement and completion of amended agreements with YA Global.

Other expense for the three months ended March 31, 2013 was about $0.4 million, as compared to other expense of about $0.6 million from 2012. The amount for 2013 included about $0.4 million in accrued interest as compared to about $0.6 million in accrued interest expense incurred in 2012, corresponding to a reduction of about 22% as a result of previously-disclosed debt reduction efforts. We additionally incurred about $375,000 in legal costs relating to the execution of amended agreements with YA Global during the first quarter 2012, 90% of which were recorded as deferred financing costs and were expensed ratably on a monthly basis over the remainder of 2012. Net loss for three months ended March 31, 2013 was about $0.1 million as compared to a net loss of about $0.7 million during the same period in 2012.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to various lenders was about $31 million as of March 31, 2013, which amount included conversion liabilities of about $2.6 million. The change in value of these conversion liabilities during the first quarter of 2013 resulted in other income during the period of about $25,000.  We recognized additional expense of about $37,495 for amortization of deferred financing costs during 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity during 2013 was cash produced by our operations. During the three months ended March 31, 2013, we produced about $1.2 million in net cash in operating activities and used  $815,000 in net cash in financing activities. During the three months ended March 31, 2012, we used about $465,000 in net cash in operating activities and used $65,000 in net cash in financing activities. Our cash balances at March 31, 2013 and December 31, 2012 were about $2.4 million and $2.04 million, respectively. The Company had a working capital deficit of about $40 million at March 31, 2013, about $30 million of which was attributable to current obligations convertible into Company common stock.

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

We owe about $25 million in debt to YA Global. During the three months ended March 31, 2013, we paid YA Global and its assignees a total of about $650,000 in cash, and YA Global and its assignees collectively converted about $342,000 due under their debentures into shares of our common stock. On March 29, 2013, the Company and YA Global entered into an amended forbearance agreement pursuant to which the maturity date of the Company's outstanding debt to YA Global and its assignees was extended to December 31, 2013. The amendment further provided for cash payments by the Company of $200,000 per month and the reimbursement of certain legal costs and expenses. Repayment of the balance of these obligations in cash has been and remains an important objective for us, and we hope to complete a financing during 2013 to refinance and recapitalize all of our remaining convertible obligations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2013.

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None.

ITEM 1A	RISK FACTORS

Our investors should consider the risks that could affect us and our business as set forth in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change from the risks set forth in that Report.

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

During the three months ended March 31, 2013, the Company issued a total of 42,040,671 shares to the Company’s various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $651,749. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity’s own account. There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of GreenShift’s Form 10-Q for the quarter ended March 31, 2013:

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

GREENSHIFT CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chief Executive Officer
Date:		May 15, 2013

By:	/s/	EDWARD CARROLL
EDWARD CARROLL
Chief Financial Officer &
Chief Accounting Officer
Date:		May 15, 2013