Form 10-Q
period 2013-06-30
GREENSHIFT CORP
filed 2013-08-14
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

As of August 14, 2013, there were 293,953,846 shares of common stock outstanding.

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

	6/30/2013	12/31/2012
ASSETS

Current Assets:
Cash	$3,828,107	$2,030,577
Accounts receivable, net of doubtful accounts	1,201,961	999,144
Inventories, net	1,002,796	1,837,646
Costs in excess of billings	--	844,939
Prepaid expenses and other assets	54,987	106,380
Total current assets	6,087,851	5,818,686

Other Assets:
Intangible assets, net	25,983	27,584
Minority investments	2,501,324	2,501,324
Deposits	69,730	70,634
Total other assets	2,597,037	2,599,542

TOTAL ASSETS	8,684,888	8,418,228

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	5,098,191	3,933,394
Accrued expenses	4,057,067	3,726,890
Accrued expenses – deferred employee compensation	518,043	518,742
Income tax payable	84,600	--
Accrued interest payable	5,028,652	4,401,372
Accrued interest payable – related party	67,125	34,774
Billings in excess of costs and earnings	238,917	--
Deferred revenue	--	113,750
Current portion of long term debt	1,367,045	1,367,045
Current portion of convertible debentures, net	26,930,472	28,613,818
Convertible debentures related parties, net	3,084,420	3,647,281
Amounts due to minority shareholders	545,842	545,842
Total current liabilities	47,020,374	46,905,908

Long term Liabilities:
Liability for preferred stock – related party	788,344	807,107
Convertible debentures	175,000	192,500
Total long term liabilities	963,344	999,607

Total Liabilities	47,983,718	47,905,515

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectively	2,481	2,481
Series D: 862,262 and 862,262 shares issued and outstanding, respectively	862	862
Common stock: $0.0001 par value, 20,000,000,000 authorized 213,866,961 and 63,966,016 shares issued and outstanding, respectively	21,386	6,397
Additional paid in capital	120,205,090	119,206,897
Accumulated deficit	(159,528,649)	(158,703,924)
Total stockholders’ equity (deficit)	(39,298,830)	(39,487,287)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,684,888	$8,418,228

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Three Months Ended		Six Months Ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012

Revenue	$4,742,941	$4,242,880	$7,900,840	$7,154,909
Total revenue	4,742,941	4,242,880	7,900,840	7,154,909

Costs of goods sold	2,454,161	1,487,556	3,633,707	2,800,048
Gross profit	2,288,780	2,755,324	4,267,133	4,354,861

Operating expenses:
Research and development	76,849	38,384	145,491	38,384
Sales, general and administrative expenses	1,881,746	585,181	3,488,687	2,214,546
Total operating expenses	1,958,595	596,564	3,634,178	2,252,930

Income from operations	330,185	2,158,759	632,955	2,101,931

Other Income (Expense):
Gain (loss) on extinguishment of debt	--	3,058,176	10,884	3,071,537
Other expense	(450,000)	--	(450,000)	--
Amortization of debt discount & deferred financing	--	(112,486)	--	(149,981)
Interest income	9,203	7,878	18,233	18,059
Miscellaneous income	9,487	1,175	11,081	1,175
Change in conversion liabilities	66,872	(33,205)	105,977	(83,459)
Change in conversion liabilities - related party	(106,077)	123,369	(120,942)	126,839
Interest expense	(392,795)	(497,323)	(797,308)	(1,003,366)
Interest expense – related party	(45,873)	(63,033)	(91,866)	(136,190)
Total other income (expense), net	(909,183)	2,484,553	(1,313,941)	1,844,615

Income (loss) before provision for income taxes	(578,998)	4,643,312	(680,986)	3,946,546

(Provision for)/benefit from income taxes	(143,739)	--	(143,739)	--

Net income (loss)	$(722,738)	$4,643,312	$(824,725)	$3,946,546

Weighted average common shares outstanding, basic	147,924,099	28,447,748	121,583,237	22,894,689
Weighted average common shares outstanding, diluted	147,924,099	94,083,545	121,583,237	94,083,545

Net income (loss) per share – basic	$0.00	$0.16	$(0.01)	$0.17
Net income (loss) per share – diluted	$0.00	$0.05	$(0.01)	$0.05

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 20112

	Six Months Ended
	6/30/2013	6/30/2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(824,725)	3,946,546

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangibles	1,601	12,315
Amortization of debt discount and deferred financing costs	--	149,981
Loss (gain) on extinguishment of debt	(10,884)	(3,071,537)
Change in conversion liabilities	(14,965)	(43,380)
Bad debt expense (recovery)	12,000	(785,000)

Changes in operating assets and liabilities:
Accounts receivable	(214,817)	1,684,694
Deferred financing coss	--	(374,953)
Prepaid expenses	61,391	1,233
Inventory	834,850	(675,533)
Deposits	904	(18,723)
Deferred revenue	(113,750)	(944,255)
Accrued interest	779,586	1,003,366
Accrued interest – related party	91,866	129,967
Billings in excess	1,083,856	--
Income tax payable	84,600	--
Accounts payable and accrued expenses	1,523,499	(474,227)
Net cash provided by (used in) operating activities	3,324,944	541,493

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable - related party	--	--
Proceeds from convertible debentures – related party	250,000	--
Repayment of convertible debentures	(1,400,000)	(250,000)
Repayment of convertible debentures – related party bridge	(377,415)	(181,620)
Net cash provided by (used in) financing activities	(1,527,415)	(431,620)

Net increase (decrease) in cash	1,797,530	109,873
Cash at beginning of period	2,030,577	1,364,994
Cash at end of period	$3,828,107	$1,474,867

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

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

COST METHOD OF ACCOUNTING FOR UNCONSOLIDATED SUBSIDIARIES

The Company accounts for its 10% investment in ZeroPoint Clean Tech  (“ZeroPoint”) under the cost method. Application of this method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write off some or all of the investments. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company’s management. These judgments include assessments of the likelihood of ZeroPoint to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in ZeroPoint’s industry as well as in the general economy.

In April 2013, the Company’s investment in ZeroPoint was restructured in conjunction with a new preferred stock financing (See Note 6, Investment in ZeroPoint CleanTech, below). Based on the terms of the restructuring of the investment, the Company engaged a third party firm to review its investment in ZeroPoint  in order to determine whether there was any decline in the fair value of the investment below cost that was other than temporary. The third party firm concluded that the fair value of the investment in ZeroPoint exceeds the carrying value of the investment and the Company has determined that no impairment in the investment has occurred as of June 30, 2013.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2013, the Company had $3,828,107 in cash, and current liabilities exceeded current assets by $40,932,522. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to satisfy our obligations will depend on our success in obtaining financing, our success in developing revenue sources, and our success in negotiating with the creditors. Management’s plans to resolve the Company’s working capital deficit include increasing revenue. There can be no assurances that the Company will be able to eliminate its working capital deficit and that the Company’s historical operating losses will not recur. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. The Company recognizes revenue from licensing of the Company’s corn oil extraction technologies when corn oil sales occur. Licensing royalties are recognized as earned by calculating the royalty as a percentage of gross corn oil sales by the ethanol plants. For the purposes of assessing royalties, the sale of corn oil is deemed to occur when shipped, which is when four basic criteria have been met: (i) persuasive evidence of a customer arrangement; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured, and (iv) product delivery has occurred, which is generally upon or after shipment of corn oil by the relevant ethanol producer. The same criteria are utilized in the recognition of non-recurring receipts associated with the Company’s licensing activities. Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services, or when assets received in such exchange are readily convertible to cash or claim to cash, or when such goods or services are transferred. When an income item is earned, the related revenue item is recognized and any deferred revenue is reduced. To the extent revenues are generated from the Company’s licensing support services, the Company recognizes such revenues when the services are completed and billed. The Company provides process engineering services on fixed price contracts. These services are generally provided over a short period of less than three months.  Revenue from such fixed price contracts is recognized the relevant services are performed. The Company additionally performs under fixed-price contracts involving design, engineering, procurement, installation, and start-up of oil recovery and other production systems. Revenues and fees on these contracts are recognized using the percentage-of-completion method of accounting, and specifically the efforts-expended percentage-of-completion method using measures such as task duration and completion. The efforts-expended approach is used in situations where it is more representative of progress on a contract than the cost-to-cost or the labor-hours methods. The asset, “costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, “Earnings per Share,” whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the three and six months ended June 30, 2012, we reported net income and accordingly included potentially dilutive instruments in the fully diluted net income per share calculation. However, during the three months and six ended June 30, 2013, we reported net losses and, in accordance with ASC 260, dilutive instruments were excluded from the net loss per share calculation for such periods.

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

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the six months ended June 30, 2013:

Embedded conversion liabilities as of June 30, 2013:
Level 1	$--
Level 2	--
Level 3	2,866,304
Total	$2,866,304

The following table reconciles, for the period ended June 30, 2013, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2012	$2,940,688

Present value of beneficial conversion features of new debentures	258,629
Accretion adjustments to fair value – beneficial conversion features	48,609
Reductions in fair value due to repayments/redemptions	(338,810)
Reductions in fair value due to principal conversions	(42,812)
Balance at June 30, 2013	$2,866,304

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

As discussed in Note 6, during the three months ended June 30, 2013, a third party firm performed a valuation of the Company’s investment in ZeroPoint due to the restructuring of the investment. The assumptions utilized in the valuation are disclosed in Note 6. The investment is carried at cost in the financial statements. The estimated fair value of the investments based on the valuation is as follows:

Investment in Promissory Note (Level 3)	$2,148,887
Investment in Common Stock (Level 3)	362,407
Total	$2,511,294

The significant unobservable inputs used in the fair value measurement of the Company’s investments  in ZeroPoint are the probability and loss severity of an event in which Material Contributions (as defined in Note 6) are not made in the future. Increases or decreases in those inputs in isolation are likely to result in a lower or higher fair value measurement. In general, a change in the assumption of the probability is accompanied by a directionally similar change in the assumption used for the loss severity based on expected Material Contributions.

NOTE 6	INVESTMENT IN ZEROPOINT CLEAN TECH

The Company holds a minority investment in ZeroPoint Clean Tech  ("ZeroPoint"), a renewable energy technology and project development company. ZeroPoint believes that it has developed a highly efficient biomass gasification process capable of converting biomass into renewable synthesis gas to create carbon-neutral energy. Effective April 4, 2013, the Company and ZeroPoint entered into a series of agreements pursuant to which the Company restructured its investment in ZeroPoint. The Company agreed to exchange 113,800 shares of ZeroPoint Series A preferred stock for 113,800 shares of ZeroPoint common stock, plus a 3% promissory note with a principal balance of $2,501,324 (the "ZeroPoint Note"). The ZeroPoint Note is due and payable upon the completion by the Company of one or more transactions which leads to a successful financing for a project utilizing ZeroPoint technology (a “Material Contribution”), in which case the ZeroPoint Note shall be payable at a rate equal to 20% of the gross profit produced by any such projects (the “Contribution Payments”). The ZeroPoint Note may alternatively become due and payable upon the completion of an acquisition, merger or other sale involving ZeroPoint stock in which the valuation ascribed to ZeroPoint stock is in excess of $75,000,000. In any such event, the ZeroPoint Note shall be payable to the extent that the value of any such transaction exceeds $75,000,000. ZeroPoint shall have no obligation to repay the ZeroPoint Note in the event that none of the foregoing transactions have been completed within three years of the issuance date of the ZeroPoint Note.

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

During the six months ended June 30, 2013, the Company engaged a third party firm to review its investment in ZeroPoint  in order to determine whether there was any decline in the fair value of the investment below cost that was other than temporary. On April 4, 2013, after the restructuring of the investment, the Company now holds an investment in 113,800 shares of common stock of ZeroPoint and the ZeroPoint Note. The third party firm performed valuation procedures to determine the fair value of both the common stock and ZeroPoint Note. The valuation of the ZeroPoint Note was based on management’s projections related to expected Material Contributions to ZeroPoint within the three year term of the note. Management has projected that the Company will provide Material Contributions within the three year period that will result in Contribution Payments based on gross profits that will result in principal repayments to fully recover the principal of the ZeroPoint Note. A discounted cash flow analysis based on the expected Contribution Payments was performed to determine the present value of the ZeroPoint Note. To determine the fair value of the Company’s investment in common stock, the third party firm first estimated the enterprise value of ZeroPoint by utilization of both an income approach (under a discounted cash flow method), and a market approach (by comparison to comparable public companies and acquisition transactions in similar industries). The determined equity value of ZeroPoint was then allocated to the different security classes utilizing a Black-Scholes model based on the following assumptions: security price – estimated equity value of ZeroPoint as determined; exercise price – liquidity preferences of each class; life – three years; volatility – 72%; dividend rate – none; risk-free rate – 0.33%.

The third party firm concluded that the fair value of the Company’s investment in ZeroPoint exceeds the carrying value of the investment and the Company has determined that no impairment in the investment has occurred as of June 30, 2013.  The Company will continue to periodically review these investments on a non-recurring basis based on any impairment indicators in order to determine whether to maintain the current carrying value or to record impairment of some or all of the investment.

NOTE 7	INVENTORIES

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company’s licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at June 30, 2013 and December 31, 2012 were $1,002,796 and $1,837,646, respectively.

NOTE 8	DEFERRED REVENUE

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s licensing support services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various clients that have been recorded as deferred revenue in the amount of $0 and $113,750 as of the periods ended June 30, 2013 and December 31, 2012, respectively.

NOTE 9	DEBT OBLIGATIONS

The following is a summary of the Company’s financing arrangements as of June 30, 2013:

6/30/2013
Current portion of long term debt:
Mortgages and other term notes	$21,743
Current portion of notes payable	1,345,302
Total current portion of long term debt	$1,367,045

Current portion of convertible debentures:
YA Global Investments, L.P., 6% interest, conversion at 90% of market	$19,271,011
Andypolo, LP, 6% interest, conversion at 90% of market	3,893,380
Barry Liben, 6% interest, conversion at 90% of market	21,617
Better Half Bloodstock, Inc., 0% interest, conversion at 90% of market	50,000
Circle Strategic Allocation Fund, LP, 6% interest, conversion at 90% of market	236,171
Dakota Capital Pty Limited, 6% interest, conversion at 90% of market	115,447
EFG Bank, 6% interest, conversion at 90% of market	172,978
Epelbaum Revocable Trust, 6% interest, conversion at 90% of market	133,827
JMC Holdings, LP, 6% interest, conversion at 90% of market	205,875
Dr. Michael Kesselbrenner, 6% interest, conversions at 90% of market	16,843
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	3,518
Morano, LLC, 6% interest, no conversion discount	120,726
Park Place Capital, LLC, 6% interest, conversion at 90% of market	5,000
Susan Schneider, 6% interest, conversions at 90% of market	15,413
Stuttgart, LP, 6% interest, conversion at 90% of market	126,343
Westmount International Holdings Limited, 6% interest, conversion at 90% of market	60,000
Acutus Capital, LLC, 6% interest, no conversion discount	240,000
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	2,465,188
Viridis Capital, LLC, 6% interest, conversion at 50% of market	100,000
Related Party Debenture, 6% interest, no conversion discount	186,050
Conversion liabilities	2,575,505
Total convertible debentures	$30,014,892

Long term convertible debentures:
Gerova Asset Backed Holdings, LP, 2% interest, no conversion discount	175,000
Total long term convertible debentures	$175,000

A total of $27,614,387 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of June 30, 2013 and the Company’s ability to meet such obligations:

Year	Amount
2013	$28,706,432
2014	100,000
2015	--
2016	--
2017	--
Thereafter	175,000
Total minimum payments due under current and long term obligations	$28,981,432

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

The Company accounted for the A&R Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company had determined the fair value of the A&R Debenture at December 31, 2012 to be $22,263,896 which represented the face value of the debenture plus the present value of the conversion feature. During the six months ended June 30, 2013, the Company recognized an decrease in the in conversion liability relating to the A&R Debenture of $101,149 for assignments and/or repayments during the period and recorded an expense of $18,324 for the accretion of the present value of the conversion liability for the period. The carrying value of the A&R Debenture was $21,190,013 at June 30, 2013, including principal of $19,271,011 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $1,919,002 as of June 30, 2013. Interest expense of $586,819 for the A&R Debenture was accrued for the six months ended June 30, 2013.

RELATED PARTY OBLIGATIONS

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate principal amount of $3,988,326 (the “MIF Debenture”) and convertible debentures payable to Viridis Capital, LLC in an aggregate principal amount of $518,308 (the “Viridis 2010 Debenture”). As discussed more fully in Note 13, Related Party Transactions, below, the Company entered into agreements with MIF and Viridis to amend and restate the terms of the MIF Debenture and Viridis 2010 Debenture effective September 30, 2011 to extend the maturity date to June 30, 2013; to eliminate and contribute $502,086 in accrued interest and $1,065,308 of principal; to reduce the applicable interest rate to 6% per annum; to eliminate MIF’s and Viridis’ right to convert amounts due at a discount to the market price of the Company’s common stock; and to reverse various non-cash assignments of debt involving related parties. The restated balances due to MIF and Viridis at September 30, 2011, were $3,017,061 and $237,939, respectively. No interest was payable to either MIF or Viridis after these amendments. MIF received 62,500 shares of Series D Preferred Stock in partial consideration of the contribution of principal and accrued interest and the various other modified terms of MIF’s agreements with the Company. On September 30, 2011, the Company issued $1,090,000 and $351,000 in convertible debt to Acutus Capital, LLC (“Acutus”) and family members of the Company’s chairman, respectively, for cash investments previously provided to the Company. The terms of these debentures provide for interest at 6% per annum, a maturity date of June 30, 2013, and the right to convert amounts due into Company common stock at 100% of the market price for the Company’s common stock at the time of conversion. The foregoing debentures are subject to conditions which limit the transfer of shares issued upon conversion to 5% of the average monthly volume for the Company’s common stock.  During six months ended June 30, 2013, Minority Interest Fund (II), LLC assigned $150,000 of its convertible debt to Magna Group, LLC and $200,000 of its convertible debt to Nicholas J. Morano, LLC.

As of April 1, 2013, the Company issued a $250,000 debenture to Viridis Capital, LLC (“Viridis” and the “Viridis Debenture”) in exchange for full satisfaction of expenses and costs that were incurred by Viridis in connection with its guaranty of the Company’s obligations (see Note 13, Related Party Transactions, below).  Viridis shall have the right, but not the obligation, to convert any portion of the Viridis Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 50% of the 20 day volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  $150,000 of the Viridis Debenture was paid during the six months ended June 30, 2013. The Company accounted for the Viridis Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Viridis Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Viridis Debenture at June 30, 2013 to be $477,273 which represented the face value of the debenture of $250,000 plus the present value of the conversion feature. A $150,000 portion of the Viridis Debenture was assigned to a related party, resulting in a $136,364 reduction of the fair value of the conversion liability for the period. The carrying value of the Viridis Debenture was $193,182 at June 30, 2013, including principal of $100,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $93,182 at June 30, 2012 to its estimated settlement value of $100,000 at June 30, 2014.  Interest expense of $1,184 for these obligations was accrued for the six months ended June 30, 2013.

OTHER CONVERTIBLE DEBENTURES

During the year ended December 31, 2011, YA Global assigned $4,391,643 in convertible debt to Andypolo, LP (“Andypolo” and the “Andypolo Debenture”). Andypolo shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Andypolo Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Andypolo Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Andypolo Debenture at December 31, 2012 to be $4,755,583 which represented the face value of the debenture of $4,280,025 plus the present value of the conversion feature. During the six months ended June 30, 2013, the Company made payments against the Andypolo Debenture which resulted in a $42,960 reduction of the fair value of the conversion liability for the period. The carrying value of the Andypolo Debenture was $4,325,978 at June 30, 2013, including principal of $3,893,380 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $432,598 as of June 30, 2013.  Interest expense of $120,793 for these obligations was accrued for the six months ended June 30, 2013.

During the year ended December 31, 2011, YA Global assigned $321,237 in convertible debt to Stuttgart, LP (“Stuttgart” and the “Stuttgart Debenture”). Stuttgart shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Stuttgart Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Stuttgart Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Stuttgart Debenture at December 31, 2012 to be $224,435 which represented the face value of the debenture of $201,993 plus the present value of the conversion feature. During the six months ended June 30, 2013, the Company made payments against the Stuttgart Debenture which resulted in a $1,806 reduction of the fair value of the conversion liability for the period. During the six months ended June 30, 2013, $59,400 in principal was converted into common stock, and the Company recognized a reduction in conversion liability at present value of $6,526 for the conversions. The carrying value of the Stuttgart Debenture was $140,453 at June 30, 2013, including principal of $126,343 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $14,037 at June 30, 2013. Interest expense of $4,032 for these obligations was accrued for the six months ended June 30, 2013.

During the year ended December 31, 2011, YA Global assigned $263,498 in convertible debt to JMC Holdings, LP (“JMC” and the “JMC Debenture”). JMC shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the JMC Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMC Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the JMC Debenture at December 31, 2012 to be $205,986 which represented the face value of the debenture of $185,387 plus the present value of the conversion feature. During the six months ended June 30, 2013, the Company made payments against the JMC Debenture which resulted in a $1,846 reduction of the fair value of the conversion liability for the period. The carrying value of the JMC Debenture was $187,529 at June 30, 2013, including principal of $168,776 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $18,753 at June 30, 2013. Interest expense of $5,237 for these obligations was accrued for the six months ended June 30, 2013.

During the year ended December 31, 2011, YA Global assigned $70,266 in convertible debt to David Moran & Siobhan Hughes (“Moran-Hughes” and the “Moran-Hughes Debenture”). Moran-Hughes shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Moran-Hughes Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Moran-Hughes Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Moran-Hughes Debenture at December 31, 2012 to be $4,444 which represented the face value of the debenture of $4,000 plus the present value of the conversion feature. During the six months ended June 30, 2013, the Company made payments against the Moran-Hughes Debenture which resulted in a $54 reduction of the fair value of the conversion liability for the period. The carrying value of the Moran-Hughes Debenture was $3,908 at June 30, 2013, including principal of $3,518 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $390 at June 30, 2013. Interest expense of $110 for these obligations was accrued for the six months ended June 30, 2013.

During the year ended December 31, 2011, YA Global assigned $111,000 in convertible debt to Barry Liben (“Liben” and the “Liben Debenture”). Liben shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Liben Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Liben Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Liben Debenture at December 31, 2012 to be $90,055 which represented the face value of the debenture of $80,000 plus the present value of the conversion feature. During the six months ended June 30, 2013, the Company made payments against the Liben Debenture which resulted in a $709 reduction of the fair value of the conversion liability for the period. During the six months ended June 30, 2013, $52,000 in principal was converted into common stock, and the Company recognized a reduction in conversion liability at present value of $5,713 for the conversions. The carrying value of the Liben Debenture was $25,250 at June 30, 2013, including principal of $21,617 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $3,568 at June 30, 2013. Interest expense of $1,444 for these obligations was accrued for the six months ended June 30, 2013.

During the year ended December 31, 2011, YA Global assigned $341,550 in convertible debt to Circle Strategic Allocation Fund, LP (“Circle Strategic” and the “Circle Strategic Debenture”). Circle Strategic shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Circle Strategic Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Circle Strategic Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Circle Strategic Debenture at December 31, 2012 to be $300,729, which represents the face value of the debenture of $270,656 plus the present value of the conversion feature. During the six months ended June 30, 2013, the Company made payments against the Circle Strategic Debenture which resulted in a $2,665 reduction of the fair value of the conversion liability for the period. During the six months ended June 30, 2013, $10,500 in principal was converted into common stock, and the Company recognized a reduction in conversion liability at present value of $1,154 for the conversions. The carrying value of the Circle Strategic Debenture was $262,424 at June 30, 2013, including principal of $236,171 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $26,241 at June 30, 2013. Interest expense of $7,337 for these obligations was accrued for the six months ended June 30, 2013.

During the year ended December 31, 2011, YA Global assigned $75,000 in convertible debt to EFG Bank (“EFG” and the “EFG Debenture”). EFG shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the EFG Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the EFG Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the EFG Debenture at December 31, 2012 to be $83,333 which represented the face value of the debenture of $75,000 plus the present value of the conversion feature. During the six months ended June 30, 2013, the Company made payments against the EFG Debenture which resulted in a $746 reduction of the fair value of the conversion liability for the period. The carrying value of the EFG Debenture was $75,868 at June 30, 2013, including principal of $68,281 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $7,587 at June 30, 2013. Interest expense of $2,118 for these obligations was accrued for the six months ended June 30, 2013.

During the year ended December 31, 2011, YA Global assigned an additional $115,000 in convertible debt to EFG Bank (“EFG” and the “EFG Debenture”). EFG shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the EFG Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the EFG Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the EFG Debenture at December 31, 2012 to be $127,778 which represented the face value of the debenture of $115,000 plus the present value of the conversion feature. During the six months ended June 30, 2013, the Company made payments against the EFG Debenture which resulted in a $1,145 reduction of the fair value of the conversion liability for the period.  The carrying value of the EFG Debenture was $116,330 at June 30, 2013, including principal of $104,697 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $11,633 at June 30, 2013. Interest expense of $3,247 for these obligations was accrued for the six months ended June 30, 2013.

During the year ended December 31, 2011, YA Global assigned $385,000 in convertible debt to Epelbaum Revocable Trust (“Epelbaum” and the “Epelbaum Debenture”). Epelbaum shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Epelbaum Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Epelbaum Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Epelbaum Debenture at December 31, 2012 to be $252,613 which represented the face value of the debenture of $227,352 plus the present value of the conversion feature. During the six months ended June 30, 2013, the Company made payments against the Epelbaum Debenture which resulted in a $2,093 reduction of the fair value of the conversion liability for the period. During the six months ended June 30, 2013, $74,691 in principal was converted into common stock. During the six months ended June 30, 2013, the Company recognized a reduction in conversion liability at present value of $8,205 for the conversions. The carrying value of the Epelbaum Debenture was $148,790 at June 30, 2013, including principal of $133,827 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $14,869 at June 30, 2013. Interest expense of $4,550 for these obligations was accrued for the six months ended June 30, 2013.

During the year ended December 31, 2011, YA Global assigned an additional $40,750 in convertible debt to JMC Holdings, LP (“JMC” and the “JMC Debenture”). JMC shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the JMC Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMC Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the JMC Debenture at December 31, 2012 to be $45,278 which represented the face value of the debenture of $40,750 plus the present value of the conversion feature. During the six months ended June 30, 2013, the Company made payments against the JMC Debenture which resulted in a $405 reduction of the fair value of the conversion liability for the period. The carrying value of the JMC Debenture was $41,222 at June 30, 2013, including principal of $37,099 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $4,123 at June 30, 2013. Interest expense of $1,151 for these obligations was accrued for the six months ended June 30, 2013.

During the year ended December 31, 2011, YA Global assigned $18,500 in convertible debt to Dr. Michael Kesselbrenner TTEE Money Purchase Plan (“Kesselbrenner” and the “Kesselbrenner Debenture”). Kesselbrenner shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Kesselbrenner Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Kesselbrenner Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Kesselbrenner Debenture at December 31, 2012 to be $20,556 which represented the face value of the debenture of $18,500 plus the present value of the conversion feature. During the six months ended June 30, 2013, the Company made payments against the Kesselbrenner Debenture which resulted in a $185 reduction of the fair value of the conversion liability for the period. The carrying value of the Kesselbrenner Debenture was $18,714 at June 30, 2013, including principal of $16,843 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $1,871 at June 30, 2013. Interest expense of $522 for these obligations was accrued for the six months ended June 30, 2013.

During the year ended December 31, 2011, YA Global assigned $20,500 in convertible debt to Susan Schneider (“Schneider” and the “Schneider Debenture”). Schneider shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Schneider Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Schneider Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Schneider Debenture at December 31, 2012 to be $18,889 which represented the face value of the debenture of $17,000 plus the present value of the conversion feature. During the six months ended June 30, 2013, the Company made payments against the Schneider Debenture which resulted in a $176 reduction of the fair value of the conversion liability for the period. The carrying value of the Schneider Debenture was $17,126 at June 30, 2013 including principal of $15,413 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $1,713 at June 30, 2013. Interest expense of $479 for these obligations was accrued for the six months ended June 30, 2013.

During the year ended December 31, 2011, Cascade assigned $70,718 in convertible debt to Yorkville Advisors, LLC (“Yorkville” and the “Yorkville Debenture”). Yorkville shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Yorkville Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Yorkville Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Yorkville Debenture at December 31, 2012 to be $78,576 which represented the face value of the debenture of $70,718 plus the present value of the conversion feature. During the six months ended June 30, 2013, the Company recognized a reduction in conversion liability at present value of $7,779 for the conversions. The Yorkville Debenture has been paid in full as of June 30, 2013. The present value of the liability for the conversion feature has reached its estimated settlement value of $638 at June 30, 2013. Interest expense of $527 for these obligations was accrued for the six months ended June 30, 2013.

During the year ended December 31, 2012, YA Global assigned $15,000 in accrued interest to Better Half Bloodstock, Inc. (“Better Half” and the “Better Half Debenture”) and an additional $50,000 in accrued interest during the six months ended June 30, 2013. Better Half shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Better Half Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Better Half Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Better Half Debenture at December 31, 2012 to be $16,667, including principal of $15,000 and the value of the conversion liability. During the six months ended June 30, 2013, YA Global assigned an additional $50,000 in accrued interest to Better Half Bloodstock, Inc which resulted in an additional $5,493 in conversion liability at present value.  During the six months ended June 30, 2013, the Company recorded an expense of $63 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $1,648 for the conversions related to the first assignment. The carrying value of the Better Half Debenture was $55,575 at June 30, 2013, including principal of $50,000 and the value of the conversion liability. The present value of the liability for the conversion feature for the new assignment has reached its estimated settlement value of $5,575 at June 30, 2013. Interest expense is not being incurred for this obligation.

During the six months ended June 30, 2013, YA Global assigned $60,000 in accrued interest to Park Place Capital, LLC (“Park Place” and the “Park Place Debenture”). Park Place shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Park Place Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Park Place Debenture could result in the note principal being converted to a variable number of the Company’s common shares.  The assignment resulted in recognition of a $6,591 conversion liability at present value. During the six months ended June 30, 2013, the Company recorded an expense of $76 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $6,042 for the conversions. During the six months ended June 30, 2013, $55,000 in interest was converted into common stock. The carrying value of the Park Place Debenture was $5,625 at June 30, 2013, including principal of $5,000 and the value of the conversion liability. Interest expense is not being incurred for this obligation.

During the six months ended June 30, 2013 YA Global assigned $115,447 in convertible debt and $115,447 in accrued interest to Dakota Capital Pty Limited atf Dakota SP Master Fund (“Dakota Capital” and the “Dakota Capital Debenture”). Dakota Capital shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Dakota Capital Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Dakota Capital Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Dakota Capital Debenture upon assignment to be $128,128 which represented the face value of the debenture of $115,447 plus the present value of the conversion feature. The carrying value of the Dakota Capital Debenture was $128,274 at June 30, 2013, including principal of $115,447 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $12,827 at June 30, 2013. Interest expense of $3,416 for these obligations was accrued for the six months ended June 30, 2013.

During the six months ended June 30, 2013 YA Global assigned $60,000 in convertible debt and $40,000 in accrued interest to Westmount International Holdings Limited (“Westmount” and the “Westmount Debenture”). Westmount shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Westmount Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Westmount Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Westmount Debenture upon assignment to be $66,591 which represented the face value of the debenture of $60,000 plus the present value of the conversion feature. The carrying value of the Westmount Debenture was $66,667 at June 30, 2013, including principal of $60,000 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $6,667 at June 30, 2013. Interest expense of $286 for these obligations was accrued for the six months ended June 30, 2013.

During the year ended December 31, 2012, the Company issued a convertible debenture in the principal amount of $17,500 (the “Consultant Debenture”) in payment for fees incurred to a consultant (“Consultant”).  Consultant shall have the right, but not the obligation, to convert any portion of the convertible debt into the Company’s common stock at a rate equal to 100% of the closing market price for the Company’s common stock for the day preceding the conversion date.  The Company accounted for the Consultant Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Consultant Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The balance of the Consultant Debenture was $17,500 at December 31, 2012. As of June 30, 2013, the balance on the Consultant Debenture had been paid in full. Interest expense of $43 for these obligations was accrued for the six months ended June 30, 2013.

During the year ended December 31, 2012, the Company issued a convertible debenture in the principal amount of $175,000 to Gerova Asset Back Holdings, LP (“Gerova” and the “Gerova Debenture”). In consideration if the debenture, Gerova delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company’s former guaranty agreement with Gerova. Gerova shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company’s common stock at a rate equal to 100% of the closing market price for the Company’s common stock for the day preceding the conversion date.  The balance of the Gerova Debenture was $175,000 at June 30, 2013. Interest expense of $1,736 for these obligations was accrued for the six months ended June 30, 2013.

During the year ended December 31, 2012, Minority Interest Fund (II), LLC assigned $150,000 of its convertible debt to Magna Group, LLC (“Magna” and the “Magna Debenture”).  Magna shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at 100% of the market price for the Company’s common stock at the time of conversion.  The balance of the Magna Debenture was $125,000 at December 31, 2012.  As of June 30, 2013, the balance on the Consultant Debenture had been paid in full.  Interest expense of $1,207 for these obligations was accrued for the six months ended June 30, 2013.

During the six months ended June 30, 2013, Minority Interest Fund (II), LLC assigned $200,000 of its convertible debt to Nicholas J. Morano, LLC (“Morano” and the “Morano Debenture”).  Morano shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at 100% of the market price for the Company’s common stock at the time of conversion.  During the six months ended June 30, 2013, $79,274 in principal was converted into common stock.  The balance of the Morano Debenture was $120,726 at June 30, 2013. Interest expense of $4,834 for these obligations was accrued for the six months ended June 30, 2013.

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

Viridis Capital, LLC (“Viridis”) is the majority shareholder of the Company and is solely owned by Kevin Kreisler, the Company’s founder, chairman and chief executive officer. Viridis has guaranteed all of the Company’s senior debt and has pledged all of its assets, including its shares of Company Series D Preferred Stock, to YA Global to secure the repayment by the Company of its obligations to YA Global (see Note 11, Stockholders’ Equity, below). Viridis has also guaranteed all amounts due to Cantrell Winsness Technologies, LLC in connection with the acquisition by the Company’s subsidiary of its patented and patent-pending extraction technologies (see Note 13, Related Party Transactions, below). The Company has separately agreed to indemnify and hold Viridis harmless from any and all losses, costs and expenses incurred by Viridis in connection with its guaranty of the Company’s obligations and its investments with the Company.

NOTE 11	STOCKHOLDERS’ EQUITY

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into 0.025 shares of common stock. Upon the declaration of dividends on common stock, the holders would be entitled to cumulative dividend rights equal to that of the holders of the number of shares into which the Series B Preferred Shares are convertible, and have voting privileges of one vote to every one common share. At June 30, 2013 and December 31, 2012, there were 2,480,544 shares of Series B Preferred Stock issued and outstanding.

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

SERIES F PREFERRED STOCK

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock with a face value of $10 per preferred share. The Series F preferred shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the Series F preferred shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion Series F preferred shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 10, Guaranty Agreements, above). The Company accounted for the Series F preferred shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible Series F preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares.  The Company determined the value of the Series F preferred shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the six months ended June 30, 2013, the Company recognized a reduction in conversion liability at present value of $46,523 for royalties paid under the agreement, and recorded an expense of $27,761 for the accretion to fair at June 30, 2013, including the grant date value plus the accretion less redemptions of the conversion liability during the year. The liability for the conversion feature shall increase from its present value of $290,799 at June 30, 2013 to its estimated settlement value of $727,193 at June 10, 2020.

The only conditions under which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

COMMON STOCK

During the six months ended June 30, 2013 and 2012, the Company issued a total of 149,902,196 shares and 17,103,123 shares of common stock, respectively, upon conversion in period of $918,040 and $738,654, respectively, of principal and accrued interest due pursuant to the Company’s various convertible debentures (see Note 9, Debt Obligations, above).

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

On February 12, 2013, the Company filed a motion for summary judgment against Adkins’ counterclaims of breach of contract (and related defenses).  Adkins filed its opposition on March 22, 2013.  On May 21, 2013, the Court denied the Company’s motion for summary judgment against Adkins’ counterclaims of breach of contract (and related defenses).

 On February 27, 2013, the Court dismissed a number of unfair competition claims asserted by ICM against the Company, but the Court allowed ICM to proceed with a federal Lanham Act claim against the Company.

On May 8, 2013, the Court issued an order on claim construction for the ‘037 Patent.

On May 24, 2013, GS CleanTech commenced an action entitled GS CleanTech Corporation v. Pacific Ethanol, Inc., in the United States District Court, Eastern District of California alleging infringement of the ‘858 Patent. On July 18, 2013, Pacific filed an answer to the complaint and included counterclaims seeking a declaratory judgment that Pacific does not infringe the '858 Patent and that the '858 Patent is invalid and unenforceable. On August 8, 2013, GS CleanTech answered Pacific’s counterclaims.

On June 7, 2013, GS CleanTech commenced an action entitled GS CleanTech Corporation v. Guardian Energy, LLC, in the United States District Court, District of Minnesota alleging infringement of the ‘858, ‘516, ‘517, and ‘484 Patents.

On July 12, 2013, GS CleanTech commenced an action entitled GS CleanTech Corporation v. Western New York Energy, LLC, in the United States District Court, Western District of New York alleging infringement of the ‘858, ‘516, ‘517, and ‘484 Patents.

On July 19, 2013, GS CleanTech commenced an action entitled GS CleanTech Corporation v. Little Sioux Corn Processors, LLLP, in the United States District Court, Northern District of Iowa alleging infringement of the ‘858, ‘516, ‘517, and ‘484 Patents.

On August 5, 2013, GS CleanTech commenced an action entitled GS CleanTech Corporation v. Southwest Iowa Renewable Energy, LLC, in the United States District Court, Southern District of Iowa alleging infringement of the ‘858, ‘516, ‘517, and ‘484 Patents.

On July 23, 2013, GS CleanTech filed motions for summary judgment of infringement of the ‘858, ‘516, ‘517, and ‘484 Patents. Against the following defendants: Ace Ethanol, LLC, Adkins Energy, LLC, Al-Corn Clean Fuel, Big River Resources Galva, LLC, Big River Resources West Burlington, LLC, Blue Flint Ethanol, LLC, Bushmills Ethanol, Inc., Cardinal Ethanol, LLC, Chippewa Valley Ethanol Company, LLLP, Heartland Corn Products, Iroquois Bio-Energy Company, LLC, Lincolnland Agri-Energy, LLC, Lincolnway Energy LLC, and United Wisconsin Grain Producers, LLC.

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

Viridis Capital LLC (“Viridis”) is party to certain convertible debentures issued by the Company (see Note 9, Debt Obligations, above). The managing member of Viridis is the Company’s chairman, Kevin Kreisler.

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

During the six months ended June 30, 2013, MIF forgave $5,793 of the amount due from the Company for no additional consideration. During the year ended December 31, 2012, MIF forgave $187,500 of the amount due from the Company for no additional consideration. Also during the year ended December 31, 2012, the Company’s chairman waived $145,869 in deferred salaries due from prior years, and various other related party employees waived an aggregate of $637,111 in deferred compensation from prior years.

Between January 1, 2008 and December 31, 2010, Viridis, MIF, Acutus, and management personnel provided the Company with the cash resources we needed for our overhead needs, including all legal expenses incurred in the prosecution of infringing use of our patented technologies. Viridis is owned by our chairman, MIF is owned by a family member of our chairman, and Acutus is owned by our chairman's attorney. In addition, Viridis has guaranteed all of the Company’s debt due to YA Global and all amounts due to Cantrell Winsness Technologies, LLC, in connection with the acquisition by the Company’s subsidiary of its patented and patent-pending extraction technologies (see Note 10, Guaranty Agreements, above). The Company has separately agreed to indemnify and hold Viridis and its affiliates harmless from any and all losses, costs and expenses incurred by Viridis and its affiliates in connection with its and their various investments with the Company as well as Viridis’ guarantees of Company’s obligations. During the six months ended June 30, 2013, the Company paid an indemnification obligation to Viridis of $450,000, $250,000 of which was paid in the form of a debenture (see Note 9, Debt Obligations, above). These amounts are shown as other expense in the accompanying financial statements. The Company has agreed to indemnify and hold Viridis harmless from any and all losses, costs and expenses incurred by Viridis in connection with its guaranty of the Company’s obligations and its investments with the Company.

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

NOTE 14	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the six months ended June 30, 2013 and 2012:

	6/30/2013	6/30/2012

Cash paid for the following:
Interest	$--	$--
Taxes	59,139	--
Total	59,139	--
Non-Cash Investing and Financing Activities
Performance bonuses applied to convertible debentures	$--	$--
Debentures converted into common stock	825,228	648,729
Forgiveness of affiliate payable	--	--
Forgiveness of affiliate receivable charged against paid in capital	5,793	--

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto.  Reference should also be made to the risk factors discussed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2012.

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

Our corn oil extraction technologies are widely considered to be the quickest and best path for margin improvement for corn ethanol producers today. The current market value of corn oil recovered by our licensees is about $2.85 per gallon, which is a significant premium to its value without use of our patented corn oil extraction processes. Our corn oil extraction technologies increase corn-to-biofuel yields while reducing the energy and greenhouse gas intensity of corn ethanol production for dry mill ethanol producers. These benefits correspond to increased ethanol producer income of more than $0.15 per gallon of ethanol produced, and ethanol producer paybacks of less than 1 year at current market prices. No technologies have been developed, commercialized and made available to corn ethanol producers in the history of the ethanol industry that begin to approach these results.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues for the three months ended June 30, 2013 were $4.7 million as compared to $4.2 million generated during the three months ended June 30, 2012. Revenue in future periods can be expected to increase as a result of our technology licensing activities, but will remain subject to variance in connection with a number of factors, including the rate at which our licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the three months ended June 30, 2013 were $2.5 million as compared to about $1.5 million for the same period last year. Gross profit for the three months ended June 30, 2013 was about $2.3 million as compared to about $2.8 million from the first quarter of 2012. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the three months ended June 30, 2013 and 2012 were about $2.0 million and $0.6 million, respectively. The principal reason for the disparity was that operating expenses in the three months ended June 30, 2012 were offset by a $0.8 million change in a valuation allowance.  Operating expenses during 2013 included about $1.1 million in legal costs, incurred primarily in connection with our ongoing litigation for patent infringement and the completion of amended agreements with YA Global. Operating expenses during the second quarter of 2012 included about $0.6 million in legal costs incurred primarily in connection with our ongoing litigation and were offset by about $0.8 million realized in connection with the change of a valuation allowance.

Other expense for the three months ended June 30, 2013 was about $0.9 million, as compared to other income of about $2.5 million from 2012. The amount for 2013 included about $0.4 million in accrued interest as compared to about $0.6 million in accrued interest expense incurred in 2012. Other income for 2012 also included a non-recurring $3.1 million gain realized upon extinguishment of debt. We additionally incurred about $0.4 million in legal costs relating to the execution of amended agreements with YA Global during the first quarter 2012, 90% of which were recorded as deferred financing costs and will be expensed ratably on a monthly basis over the remainder of 2012. Net loss for three months ended June 30, 2013 was about $0.7 million as compared to net income of about $4.6 million for the three months ended June 30, 2012.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to various lenders was about $28 million as of June 30, 2013, which amount included conversion liabilities of about $2.6 million. The change in value of these conversion liabilities during the second months of 2013 resulted in other expense during the period of about $39,000.  We recognized additional expense of about $37,495 for amortization of deferred financing costs during 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues for the six months ended June 30, 2013 were $7.9 million as compared to $7.2 million generated during the six months ended June 30, 2012. Revenue in future periods can be expected to increase as a result of our technology licensing activities, but will remain subject to variance in connection with a number of factors, including the rate at which our licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the six months ended June 30, 2013 were $3.6 million as compared to about $2.8 million for the same period last year. Gross profit for the six months ended June 30, 2013 was about $4.3 million as compared to about $4.4 million from the first quarter of 2012. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the six months ended June 30, 2013 and 2012 were about $3.6 million and $2.2 million, respectively. The principal reason for the disparity was that operating expenses in the six months ended June 30, 2012 were offset by a $0.8 million change in a valuation allowance.  Operating expenses during 2013 included about $1.8 million in legal costs, incurred primarily in connection with our ongoing litigation for patent infringement and the completion of amended agreements with YA Global. Operating expenses during 2012 included about $1.1 million in legal costs, of which about $0.6 million was accrued and not paid during the period. By contrast, operating expenses during the first six months of 2011 included about $0.8 million in professional fees. Our operating expenses for the first half of 2012 would have been about $3.0 million net of the impact of a $0.8 million reversal of a valuation allowance realized during the period. Our increased legal costs were incurred primarily in connection with our ongoing litigation for patent infringement and the completion of amended agreements with YA Global.

Other expense for the six months ended June 30, 2013 was about $1.3 million, as compared to other income of about $1.8 million from 2012. The amount for 2013 included about $0.9 million in accrued interest as compared to about $1.1 million in accrued interest expense incurred in 2012, corresponding to a reduction of about 12% as a result of previously-disclosed debt reduction efforts. Other income for 2012 also included a $3.1 million gain realized on extinguishment of debt in that same amount. We additionally incurred about $0.4 million in legal costs relating to the execution of amended agreements with YA Global during the first quarter 2012, 90% of which were recorded as deferred financing costs and will be expensed ratably on a monthly basis over the remainder of 2012. Net loss for the six months ended June 30, 2013 was about $0.8 million as compared to net income of about $3.9 million.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to various lenders was about $28 million as of June 30, 2013, which amount included conversion liabilities of about $2.6 million. The change in value of these conversion liabilities during the first six months of 2013 resulted in other expense during the period of about $15,000.  We recognized additional expense of about $37,495 for amortization of deferred financing costs during 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity during 2013 was cash produced by our operations. During the six months ended June 30, 2013, we produced about $3.3 million in net cash from operating activities, and used $1.5 million in net cash in financing activities by repaying loans in that amount. During the six months ended June 30, 2012, we produced about $540,000 in net cash in operating activities and used $430,000 in net cash in financing activities. Our cash balances at June 30, 2013 and December 31, 2012 were about $3.8 million and $2.0 million, respectively. The Company had a working capital deficit of about $40 million at June 30, 2013, about $30 million of which was attributable to current obligations convertible into Company common stock.

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

We owe about $24 million in debt to YA Global, all of which is due on December 31, 2013. During the six months ended June 30, 2013, we paid YA Global and its assignees a total of about $1,250,000 in cash, and YA Global and its assignees collectively converted about $390,000 due under their debentures into shares of our common stock. On March 29, 2013, the Company and YA Global entered into an amended forbearance agreement pursuant to which the maturity date of the Company's outstanding debt to YA Global and its assignees was extended to December 31, 2013. The amendment further provided for cash payments by the Company of $200,000 per month and the reimbursement of certain legal costs and expenses. Repayment of the balance of these obligations in cash has been and remains an important objective for us, and we hope to complete a financing during 2013 to refinance and recapitalize all of our remaining convertible obligations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2013.

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

During the six months ended June 30, 2013, the Company issued a total of 149,902,196 shares to the Company’s various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $918,040. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity’s own account. There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of GreenShift’s Form 10-Q for the quarter ended June 30, 2013:

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

GREENSHIFT CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chief Executive Officer
Date:		August 14, 2013

By:	/s/	EDWARD CARROLL
EDWARD CARROLL
Chief Financial Officer &
Chief Accounting Officer
Date:		August 14, 2013