Form 10-Q
period 2013-09-30
GREENSHIFT CORP
filed 2013-11-14
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

COMMISSION FILE NO.: 0-50469

GREENSHIFT CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware		59-3764931
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

5950 Shiloh Road East, Suite N, Alpharetta, Georgia		30005
(Address of principal executive offices)		(Zip Code)
(770) 886-2734
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

As of November 12, 2013, there were 760,391,887 shares of common stock outstanding.

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	9/30/2013	12/31/2012
ASSETS

Current Assets:
Cash	$4,296,586	$2,030,577
Accounts receivable, net of doubtful accounts	937,209	999,144
Inventories, net	502,796	1,837,646
Costs in excess of billings	50,000	844,939
Prepaid expenses and other assets	59,037	106,380
Total current assets	5,845,628	5,818,686

Other Assets:
Intangible assets, net	25,182	27,584
Minority investments	2,501,324	2,501,324
Deposits	69,730	70,634
Total other assets	2,596,236	2,599,542

TOTAL ASSETS	8,441,864	8,418,228

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	5,551,726	3,933,394
Accrued expenses	4,377,267	3,729,890
Accrued expenses – deferred employee compensation	518,043	518,742
Income tax payable	84,600	--
Accrued interest payable	5,350,922	4,401,372
Accrued interest payable – related party	75,211	34,774
Deferred revenue	100,000	113,750
Current portion of long term debt	1,367,045	1,367,045
Current portion of convertible debentures, net	26,208,651	28,613,818
Convertible debentures related parties, net	2,895,324	3,647,281
Amounts due to minority shareholders	545,842	545,842
Total current liabilities	47,074,631	46,905,908

Long term Liabilities:
Liability for preferred stock – related party	777,104	807,107
Convertible debentures	175,000	192,500
Total long term liabilities	952,104	999,607

Total Liabilities	48,026,735	47,905,515

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectively	2,481	2,481
Series D: 862,262 and 862,262 shares issued and outstanding, respectively	862	862
Common stock: $0.0001 par value, 20,000,000,000 authorized 508,477,157 and 63,966,016 shares issued and outstanding, respectively	50,851	6,397
Additional paid in capital	120,405,320	119,206,897
Accumulated deficit	(160,044,385)	(158,703,924)
Total stockholders’ equity (deficit)	(39,584,871)	(39,487,287)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,441,864	$8,418,228

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Three Months Ended		Nine months Ended
	9/30/2013	9/30/2012	9/30/2013	9/30/2012

Revenue	$4,178,501	$3,062,275	$12,079,341	$10,217,184
Total revenue	4,178,501	3,062,275	12,079,341	10,217,184

Costs of revenue	1,849,279	858,124	5,482,986	3,658,172
Gross profit	2,329,222	2,204,151	6,596,355	6,559,012

Operating expenses:
Research and development	190,617	286,560	336,108	324,944
Sales, general and administrative expenses	2,290,829	1,313,281	5,779,516	3,527,827
Total operating expenses	2,481,446	1,599,841	6,115,624	3,852,771

Income from operations	(152,224)	604,310	480,731	2,706,241

Other Income (Expense):
Gain (loss) on extinguishment of debt	--	4,376	10,884	3,075,913
Other expense	--	(48,633)	(450,000)	(48,633)
Amortization of debt discount & deferred financing	--	(112,486)	--	(262,467)
Interest income	--	9,029	18,233	27,088
Miscellaneous income	16,673	2,202	27,754	3,378
Change in conversion liabilities	68,212	(14,616)	174,189	(98,074)
Change in conversion liabilities - related party	(18,025)	(14,527)	(138,967)	112,313
Interest expense	(386,656)	(409,854)	(1,183,964)	(1,413,220)
Interest expense – related party	(43,716)	(60,250)	(135,582)	(196,440)
Total other income (expense), net	(363,512)	(644,758)	(1,677,453)	1,199,857

Income (loss) before provision for income taxes	(515,736)	(40,448)	(1,196,722)	3,906,098

(Provision for)/benefit from income taxes	--	--	(143,739)	--

Net income (loss)	$(515,736)	$(40,448)	$(1,340,461)	$3,906,098

Weighted average common shares outstanding, basic	319,536,772	40,278,764	188,292,853	43,255,384
Weighted average common shares outstanding, diluted	319,536,772	40,278,764	188,292,853	94,083,545

Net income (loss) per share – basic	$0.00	$0.00	$(0.01)	$0.09
Net income (loss) per share – diluted	$0.00	$0.00	$(0.01)	$0.06

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 20112

	Nine months Ended
	9/30/2013	9/30/2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,340,461)	3,906,098

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangibles	2,402	18,473
Amortization of debt discount and deferred financing costs	--	262,467
Loss (gain) on extinguishment of debt	(10,884)	(3,075,913)
Change in conversion liabilities	(35,222)	(14,238)
Bad debt expense (recovery)	(56,000)	(785,000)

Changes in operating assets and liabilities:
Accounts receivable	117,935	1,778,419
Deferred financing coss	--	(374,953)
Prepaid expenses	85,186	1,233
Inventory	1,334,850	(1,025,533)
Deposits	904	(18,723)
Deferred revenue	(13,750)	(944,255)
Accrued interest	1,166,247	1,411,019
Accrued interest – related party	105,861	190,216
Costs in excess of billings	794,939	--
Income tax payable	84,600	--
Accounts payable and accrued expenses	2,306,817	(7,797)
Net cash provided by (used in) operating activities	4,543,424	1,321,513

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures – related party	250,000	--
Repayment of convertible debentures	(2,000,000)	(650,000)
Repayment of convertible debentures – related party bridge	(527,415)	(356,620)
Net cash provided by (used in) financing activities	(2,277,415)	(1,006,620)

Net increase (decrease) in cash	2,266,009	314,893
Cash at beginning of period	2,030,577	1,364,994
Cash at end of period	$4,296,586	$1,679,887

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

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

COST METHOD OF ACCOUNTING FOR UNCONSOLIDATED SUBSIDIARIES

The Company accounts for its investment in ZeroPoint Clean Tech, Inc.  (“ZeroPoint”) under the cost method. Application of this method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write off some or all of the investments. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company’s management. These judgments include assessments of the likelihood of ZeroPoint to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in ZeroPoint’s industry as well as in the general economy.

In April 2013, the Company’s investment in ZeroPoint was restructured in conjunction with a new preferred stock financing (See Note 6, Investment in ZeroPoint CleanTech, below). Based on the terms of the restructuring of the investment, the Company engaged a third party firm to review its investment in ZeroPoint  in order to determine whether there was any decline in the fair value of the investment below cost that was other than temporary. The third party firm concluded that the fair value of the investment in ZeroPoint exceeds the carrying value of the investment and the Company has determined that no impairment in the investment has occurred as of September 30, 2013.

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

We develop and commercialize clean technologies that facilitate the more efficient use of natural resources. We are focused on doing so today in the U.S. and international ethanol industry, where we innovate and offer technologies that improve the profitability of licensed ethanol producers.

We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. During 2012, several plants were licensed to use our technologies. During the nine months ended September 30, 2013 three customers each provided over 10% of our revenue; during the nine months ended September 30, 2012, three customers each provided over 10% of our revenue.

NOTE 3	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2013, the Company had $4,296,586 in cash, and current liabilities exceeded current assets by $41,229,003. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to satisfy our obligations will depend on our success in obtaining or restructuring financing, our success in developing revenue sources, and our success in negotiating with the creditors. Management’s plans to resolve the Company’s working capital deficit include increasing revenue. There can be no assurances that the Company will be able to eliminate its working capital deficit and that the Company’s historical operating losses will not recur. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, “Earnings per Share,” whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the nine months ended September 30, 2012, we reported net income and accordingly included potentially dilutive instruments in the fully diluted net income per share calculation. However, during the three months and nine months ended September 30, 2013 and three months ended September 30, 2012, we reported net losses and, in accordance with ASC 260, dilutive instruments were excluded from the net loss per share calculation for such periods.

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

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the nine months ended September 30, 2013:

Embedded conversion liabilities as of September 30, 2013:
Level 1	$--
Level 2	--
Level 3	2,784,423
Total	$2,784,423

The following table reconciles, for the period ended September 30, 2013, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2012	$2,940,688

Present value of beneficial conversion features of new debentures	122,265
Accretion adjustments to fair value – beneficial conversion features	69,101
Reductions in fair value due to repayments/redemptions	(300,103)
Reductions in fair value due to principal conversions	(47,528)
Balance at September 30, 2013	$2,784,423

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

As discussed in Note 6, during the nine months ended September 30, 2013, a third party firm performed a valuation of the Company’s investment in ZeroPoint due to the restructuring of the investment. The assumptions utilized in the valuation are disclosed in Note 6. The investment is carried at cost in the financial statements. The estimated fair value of the investments based on the valuation is as follows:

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

During the nine months ended September 30, 2013, the Company engaged a third party firm to review its investment in ZeroPoint  in order to determine whether there was any decline in the fair value of the investment below cost that was other than temporary. On April 4, 2013, after the restructuring of the investment, the Company now holds an investment in 113,800 shares of common stock of ZeroPoint and the ZeroPoint Note. The third party firm performed valuation procedures to determine the fair value of both the common stock and ZeroPoint Note. The valuation of the ZeroPoint Note was based on management’s projections related to expected Material Contributions to ZeroPoint within the three year term of the note. Management has projected that the Company will provide Material Contributions within the three year period that will result in Contribution Payments based on gross profits that will result in principal repayments to fully recover the principal of the ZeroPoint Note. A discounted cash flow analysis based on the expected Contribution Payments was performed to determine the present value of the ZeroPoint Note. To determine the fair value of the Company’s investment in common stock, the third party firm first estimated the enterprise value of ZeroPoint by utilization of both an income approach (under a discounted cash flow method), and a market approach (by comparison to comparable public companies and acquisition transactions in similar industries). The determined equity value of ZeroPoint was then allocated to the different security classes utilizing a Black-Scholes model based on the following assumptions: security price – estimated equity value of ZeroPoint as determined; exercise price – liquidity preferences of each class; life – three years; volatility – 72%; dividend rate – none; risk-free rate – 0.33%.

The third party firm concluded that the fair value of the Company’s investment in ZeroPoint exceeds the carrying value of the investment and the Company has determined that no impairment in the investment has occurred as of September 30, 2013.  The Company will continue to periodically review these investments on a non-recurring basis based on any impairment indicators in order to determine whether to maintain the current carrying value or to record impairment of some or all of the investment.

NOTE 7	INVENTORIES

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company’s licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at September 30, 2013 and December 31, 2012 were $502,796 and $1,837,646, respectively.

NOTE 8	DEFERRED REVENUE

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s licensing support services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various clients that have been recorded as deferred revenue in the amount of $100,000 and $113,750 as of the periods ended September 30, 2013 and December 31, 2012, respectively.

NOTE 9	DEBT OBLIGATIONS

The following is a summary of the Company’s financing arrangements as of September 30, 2013:

9/30/2013
Current portion of long term debt:
Mortgages and other term notes	$21,743
Current portion of notes payable	1,345,302
Total current portion of long term debt	$1,367,045

Current portion of convertible debentures:
YA Global Investments, L.P., 6% interest, conversion at 90% of market	$18,790,520
Andypolo, LP, 6% interest, conversion at 90% of market	3,796,404
Better Half Bloodstock, Inc., 0% interest, conversion at 90% of market	50,000
Circle Strategic Allocation Fund, LP, 6% interest, conversion at 90% of market	211,796
Dakota Capital Pty Limited, 6% interest, conversion at 90% of market	115,447
EFG Bank, 6% interest, conversion at 90% of market	168,670
Epelbaum Revocable Trust, 6% interest, conversion at 90% of market	130,494
JMC Holdings, LP, 6% interest, conversion at 90% of market	200,747
Dr. Michael Kesselbrenner, 6% interest, conversions at 90% of market	16,423
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	3,430
Morano, LLC, 6% interest, no conversion discount	112,086
Park Place Capital, LLC, 6% interest, conversion at 90% of market	5,000
Susan Schneider, 6% interest, conversions at 90% of market	15,030
Stuttgart, LP, 6% interest, conversion at 90% of market	123,196
Westmount International Holdings Limited, 6% interest, conversion at 90% of market	60,000
Acutus Capital, LLC, 6% interest, no conversion discount	90,000
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	2,448,119
Viridis Capital, LLC, 6% interest, conversion at 50% of market	100,000
Related Party Debenture, 6% interest, no conversion discount	161,750
Conversion liabilities	2,504,864
Total convertible debentures	$29,103,975

Long term convertible debentures:
Gerova Asset Backed Holdings, LP, 2% interest, no conversion discount	175,000
Total long term convertible debentures	$175,000

A total of $26,774,111 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of September 30, 2013 and the Company’s ability to meet such obligations:

Year	Amount
2013	$27,866,156
2014	100,000
2015	--
2016	--
2017	--
Thereafter	175,000
Total minimum payments due under current and long term obligations	$28,141,156

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

The Company accounted for the A&R Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company had determined the fair value of the A&R Debenture at December 31, 2012 to be $22,263,896 which represented the face value of the debenture plus the present value of the conversion feature. During the nine months ended September 30, 2013, the Company recognized an decrease in the in conversion liability relating to the A&R Debenture of $153,280 for assignments and/or repayments during the period and recorded an expense of $17,068 for the accretion of the present value of the conversion liability for the period. The carrying value of the A&R Debenture was $20,656,134 at September 30, 2013, including principal of $18,790,520 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $1,865,614 as of September 30, 2013. Interest expense of $874,627 for the A&R Debenture was accrued for the nine months ended September 30, 2013.

RELATED PARTY OBLIGATIONS

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate principal amount of $3,988,326 (the “MIF Debenture”) and convertible debentures payable to Viridis Capital, LLC in an aggregate principal amount of $518,308 (the “Viridis 2010 Debenture”). As discussed more fully in Note 13, Related Party Transactions, below, the Company entered into agreements with MIF and Viridis to amend and restate the terms of the MIF Debenture and Viridis 2010 Debenture effective September 30, 2011 to extend the maturity date to September 30, 2013; to eliminate and contribute $502,086 in accrued interest and $1,065,308 of principal; to reduce the applicable interest rate to 6% per annum; to eliminate MIF’s and Viridis’ right to convert amounts due at a discount to the market price of the Company’s common stock; and to reverse various non-cash assignments of debt involving related parties. The restated balances due to MIF and Viridis at September 30, 2011, were $3,017,061 and $237,939, respectively. No interest was payable to either MIF or Viridis after these amendments. MIF received 62,500 shares of Series D Preferred Stock in partial consideration of the contribution of principal and accrued interest and the various other modified terms of MIF’s agreements with the Company. On September 30, 2011, the Company issued $1,090,000 and $351,000 in convertible debt to Acutus Capital, LLC (“Acutus”) and family members of the Company’s chairman, respectively, for cash investments previously provided to the Company. The terms of these debentures provide for interest at 6% per annum, a maturity date of September 30, 2013, and the right to convert amounts due into Company common stock at 100% of the market price for the Company’s common stock at the time of conversion. The foregoing debentures are subject to conditions which limit the transfer of shares issued upon conversion to 5% of the average monthly volume for the Company’s common stock.  During nine months ended September 30, 2013, Minority Interest Fund (II), LLC assigned $150,000 of its convertible debt to Magna Group, LLC and $200,000 of its convertible debt to Nicholas J. Morano, LLC.

As of April 1, 2013, the Company issued a $250,000 debenture to Viridis Capital, LLC (“Viridis” and the “Viridis Debenture”) in exchange for full satisfaction of expenses and costs that were incurred by Viridis in connection with its guaranty of the Company’s obligations (see Note 13, Related Party Transactions, below).  Viridis shall have the right, but not the obligation, to convert any portion of the Viridis Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 50% of the 20 day volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  $150,000 of the Viridis Debenture was paid during the nine months ended September 30, 2013. The Company accounted for the Viridis Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Viridis Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Viridis Debenture upon issuance to be $477,273 which represented the face value of the debenture of $250,000 plus the present value of the conversion feature. A $150,000 portion of the Viridis Debenture was assigned to a related party resulting in a $136,364 reduction of the fair value of the conversion liability for the period and accretion of $4,546 was recognized during the period.  The carrying value of the Viridis Debenture was $195,455 at September 30, 2013, including principal of $100,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $95,455 at September 30, 2013 to its estimated settlement value of $100,000 at June 30, 2014.  Interest expense of $2,696 for these obligations was accrued for the nine months ended September 30, 2013.

OTHER CONVERTIBLE DEBENTURES

During the year ended December 31, 2011, YA Global assigned $4,391,643 in convertible debt to Andypolo, LP (“Andypolo” and the “Andypolo Debenture”). Andypolo shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Andypolo Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Andypolo Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Andypolo Debenture at December 31, 2012 to be $4,755,583 which represented the face value of the debenture of $4,280,025 plus the present value of the conversion feature. During the nine months ended September 30, 2013, the Company made payments against the Andypolo Debenture which resulted in a $53,735 reduction of the fair value of the conversion liability for the period. The carrying value of the Andypolo Debenture was $4,218,227 at September 30, 2013, including principal of $3,796,404 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $421,823 as of September 30, 2013.  Interest expense of $178,952 for these obligations was accrued for the nine months ended September 30, 2013.

During the year ended December 31, 2011, YA Global assigned $321,237 in convertible debt to Stuttgart, LP (“Stuttgart” and the “Stuttgart Debenture”). Stuttgart shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Stuttgart Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Stuttgart Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Stuttgart Debenture at December 31, 2012 to be $224,435 which represented the face value of the debenture of $201,993 plus the present value of the conversion feature. During the nine months ended September 30, 2013, the Company made payments against the Stuttgart Debenture which resulted in a $2,230 reduction of the fair value of the conversion liability for the period. During the nine months ended September 30, 2013, $59,400 in principal was converted into common stock, and the Company recognized a reduction in conversion liability at present value of $6,600 for the conversions. The carrying value of the Stuttgart Debenture was $136,882 at September 30, 2013, including principal of $126,343 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $13,613 at September 30, 2013. Interest expense of $5,919 for these obligations was accrued for the nine months ended September 30, 2013.

During the year ended December 31, 2011, YA Global assigned $263,498 in convertible debt to JMC Holdings, LP (“JMC” and the “JMC Debenture”). JMC shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the JMC Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMC Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the JMC Debenture at December 31, 2012 to be $205,986 which represented the face value of the debenture of $185,387 plus the present value of the conversion feature. During the nine months ended September 30, 2013, the Company made payments against the JMC Debenture which resulted in a $2,313 reduction of the fair value of the conversion liability for the period. The carrying value of the JMC Debenture was $182,858 at September 30, 2013, including principal of $164,572 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $18,286 at September 30, 2013. Interest expense of $7,758 for these obligations was accrued for the nine months ended September 30, 2013.

During the year ended December 31, 2011, YA Global assigned $70,266 in convertible debt to David Moran & Siobhan Hughes (“Moran-Hughes” and the “Moran-Hughes Debenture”). Moran-Hughes shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Moran-Hughes Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Moran-Hughes Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Moran-Hughes Debenture at December 31, 2012 to be $4,444 which represented the face value of the debenture of $4,000 plus the present value of the conversion feature. During the nine months ended September 30, 2013, the Company made payments against the Moran-Hughes Debenture which resulted in a $63 reduction of the fair value of the conversion liability for the period. The carrying value of the Moran-Hughes Debenture was $3,811 at September 30, 2013, including principal of $3,430 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $381 at September 30, 2013. Interest expense of $163 for these obligations was accrued for the nine months ended September 30, 2013.

During the year ended December 31, 2011, YA Global assigned $111,000 in convertible debt to Barry Liben (“Liben” and the “Liben Debenture”). Liben shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Liben Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Liben Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Liben Debenture at December 31, 2012 to be $90,055 which represented the face value of the debenture of $80,000 plus the present value of the conversion feature. During the nine months ended September 30, 2013, the Company made payments against the Liben Debenture which resulted in a $1,967 reduction of the fair value of the conversion liability for the period. During the nine months ended September 30, 2013, $74,000 in principal was converted into common stock, and the Company recognized a reduction in conversion liability at present value of $8,088 for the conversions. The balance of the Liben Debenture has been paid in full as of September 30, 2013. Interest expense of $1,493 for these obligations was accrued for the nine months ended September 30, 2013.

During the year ended December 31, 2011, YA Global assigned $341,550 in convertible debt to Circle Strategic Allocation Fund, LP (“Circle Strategic” and the “Circle Strategic Debenture”). Circle Strategic shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Circle Strategic Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Circle Strategic Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Circle Strategic Debenture at December 31, 2012 to be $300,729, which represents the face value of the debenture of $270,656 plus the present value of the conversion feature. During the nine months ended September 30, 2013, the Company made payments against the Circle Strategic Debenture which resulted in a $3,337 reduction of the fair value of the conversion liability for the period. During the nine months ended September 30, 2013, $29,150 in principal was converted into common stock, and the Company recognized a reduction in conversion liability at present value of $3,239 for the conversions. The carrying value of the Circle Strategic Debenture was $235,351 at September 30, 2013, including principal of $211,796 and the value of the conversion $23,497 at September 30, 2013. Interest expense of $10,819 for these obligations was accrued for the nine months ended September 30, 2013.

During the year ended December 31, 2011, YA Global assigned $75,000 in convertible debt to EFG Bank (“EFG” and the “EFG Debenture”). EFG shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the EFG Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the EFG Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the EFG Debenture at December 31, 2012 to be $83,333 which represented the face value of the debenture of $75,000 plus the present value of the conversion feature. During the nine months ended September 30, 2013, the Company made payments against the EFG Debenture which resulted in a $935 reduction of the fair value of the conversion liability for the period. The carrying value of the EFG Debenture was $73,978 at September 30, 2013, including principal of $66,580 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $7,398 at September 30, 2013. Interest expense of $3,138 for these obligations was accrued for the nine months ended September 30, 2013.

During the year ended December 31, 2011, YA Global assigned an additional $115,000 in convertible debt to EFG Bank (“EFG” and the “EFG Debenture”). EFG shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the EFG Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the EFG Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the EFG Debenture at December 31, 2012 to be $127,778 which represented the face value of the debenture of $115,000 plus the present value of the conversion feature. During the nine months ended September 30, 2013, the Company made payments against the EFG Debenture which resulted in a $1,435 reduction of the fair value of the conversion liability for the period.  The carrying value of the EFG Debenture was $113,432 at September 30, 2013, including principal of $102,089 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $11,343 at September 30, 2013. Interest expense of $4,811 for these obligations was accrued for the nine months ended September 30, 2013.

During the year ended December 31, 2011, YA Global assigned $385,000 in convertible debt to Epelbaum Revocable Trust (“Epelbaum” and the “Epelbaum Debenture”). Epelbaum shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Epelbaum Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Epelbaum Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Epelbaum Debenture at December 31, 2012 to be $252,613 which represented the face value of the debenture of $227,352 plus the present value of the conversion feature. During the nine months ended September 30, 2013, the Company made payments against the Epelbaum Debenture which resulted in a $2,558 reduction of the fair value of the conversion liability for the period. During the nine months ended September 30, 2013, $74,691 in principal was converted into common stock. During the nine months ended September 30, 2013, the Company recognized a reduction in conversion liability at present value of $8,299 for the conversions. The carrying value of the Epelbaum Debenture was $144,992 at September 30, 2013, including principal of $130,494 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $14,404 at September 30, 2013. Interest expense of $6,549 for these obligations was accrued for the nine months ended September 30, 2013.

During the year ended December 31, 2011, YA Global assigned an additional $40,750 in convertible debt to JMC Holdings, LP (“JMC” and the “JMC Debenture”). JMC shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the JMC Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMC Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the JMC Debenture at December 31, 2012 to be $45,278 which represented the face value of the debenture of $40,750 plus the present value of the conversion feature. During the nine months ended September 30, 2013, the Company made payments against the JMC Debenture which resulted in a $508 reduction of the fair value of the conversion liability for the period. The carrying value of the JMC Debenture was $40,195 at September 30, 2013, including principal of $36,175 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $4,020 at September 30, 2013. Interest expense of $1,705 for these obligations was accrued for the nine months ended September 30, 2013.

During the year ended December 31, 2011, YA Global assigned $18,500 in convertible debt to Dr. Michael Kesselbrenner TTEE Money Purchase Plan (“Kesselbrenner” and the “Kesselbrenner Debenture”). Kesselbrenner shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Kesselbrenner Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Kesselbrenner Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Kesselbrenner Debenture at December 31, 2012 to be $20,556 which represented the face value of the debenture of $18,500 plus the present value of the conversion feature. During the nine months ended September 30, 2013, the Company made payments against the Kesselbrenner Debenture which resulted in a $231 reduction of the fair value of the conversion liability for the period. The carrying value of the Kesselbrenner Debenture was $18,248 at September 30, 2013, including principal of $16,423 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $1,825 at September 30, 2013. Interest expense of $774 for these obligations was accrued for the nine months ended September 30, 2013.

During the year ended December 31, 2011, YA Global assigned $20,500 in convertible debt to Susan Schneider (“Schneider” and the “Schneider Debenture”). Schneider shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Schneider Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Schneider Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Schneider Debenture at December 31, 2012 to be $18,889 which represented the face value of the debenture of $17,000 plus the present value of the conversion feature. During the nine months ended September 30, 2013, the Company made payments against the Schneider Debenture which resulted in a $220 reduction of the fair value of the conversion liability for the period. The carrying value of the Schneider Debenture was $16,699 at September 30, 2013 including principal of $15,030 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $1,669 at September 30, 2013. Interest expense of $709 for these obligations was accrued for the nine months ended September 30, 2013.

During the year ended December 31, 2011, Cascade assigned $70,718 in convertible debt to Yorkville Advisors, LLC (“Yorkville” and the “Yorkville Debenture”). Yorkville shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Yorkville Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Yorkville Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Yorkville Debenture at December 31, 2012 to be $78,576 which represented the face value of the debenture of $70,718 plus the present value of the conversion feature. During the nine months ended September 30, 2013, the Company recognized a reduction in conversion liability at present value of $7,765 for the conversions. During the nine months ended September 30, 2013, the Company made payments against the Yorkville Debenture which resulted in a $93 reduction of the fair value of the conversion liability for the period. The Yorkville Debenture has been paid in full as of September 30, 2013. Interest expense of $527 for these obligations was accrued for the nine months ended September 30, 2013.

During the year ended December 31, 2012, YA Global assigned $15,000 in accrued interest to Better Half Bloodstock, Inc. (“Better Half” and the “Better Half Debenture”) and an additional $50,000 in accrued interest during the nine months ended September 30, 2013. Better Half shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Better Half Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Better Half Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Better Half Debenture at December 31, 2012 to be $16,667, including principal of $15,000 and the value of the conversion liability. During the nine months ended September 30, 2013, YA Global assigned an additional $50,000 in accrued interest to Better Half Bloodstock, Inc which resulted in an additional $5,493 in conversion liability at present value.  During the nine months ended September 30, 2013, the Company recorded an expense of $63 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $1,667 for the conversions related to the first assignment. The carrying value of the Better Half Debenture was $55,556 at September 30, 2013, including principal of $50,000 and the value of the conversion liability. The present value of the liability for the conversion feature for the new assignment has reached its estimated settlement value of $5,556 at September 30, 2013. Interest expense is not being incurred for this obligation.

During the nine months ended September 30, 2013, YA Global assigned $60,000 in accrued interest to Park Place Capital, LLC (“Park Place” and the “Park Place Debenture”). Park Place shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Park Place Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Park Place Debenture could result in the note principal being converted to a variable number of the Company’s common shares.  The assignment resulted in recognition of a $6,591 conversion liability at present value. During the nine months ended September 30, 2013, the Company recorded an expense of $76 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $6,180 for the conversions. During the nine months ended September 30, 2013, $55,000 in interest was converted into common stock. The carrying value of the Park Place Debenture was $5,487 at September 30, 2013, including principal of $5,000 and the value of the conversion liability. Interest expense is not being incurred for this obligation.

During the nine months ended September 30, 2013 YA Global assigned $115,447 in convertible debt and $115,447 in accrued interest to Dakota Capital Pty Limited atf Dakota SP Master Fund (“Dakota Capital” and the “Dakota Capital Debenture”). Dakota Capital shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Dakota Capital Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Dakota Capital Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Dakota Capital Debenture upon assignment to be $128,128 which represented the face value of the debenture of $115,447 plus the present value of the conversion feature. During the nine months ended September 30, 2013, the Company recorded an expense of $146 for the accretion to fair value of the conversion liability for the period. The carrying value of the Dakota Capital Debenture was $128,274 at September 30, 2013, including principal of $115,447 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $12,827 at September 30, 2013. Interest expense of $5,162 for these obligations was accrued for the nine months ended September 30, 2013.

During the nine months ended September 30, 2013 YA Global assigned $60,000 in convertible debt and $40,000 in accrued interest to Westmount International Holdings Limited (“Westmount” and the “Westmount Debenture”). Westmount shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Westmount Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Westmount Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Westmount Debenture upon assignment to be $66,591 which represented the face value of the debenture of $60,000 plus the present value of the conversion feature. During the nine months ended September 30, 2013, the Company recorded an expense of $76 for the accretion to fair value of the conversion liability for the period. The carrying value of the Westmount Debenture was $66,667 at September 30, 2013, including principal of $60,000 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $6,667 at September 30, 2013. Interest expense of $1,193 for these obligations was accrued for the nine months ended September 30, 2013.

During the year ended December 31, 2012, the Company issued a convertible debenture in the principal amount of $17,500 (the “Consultant Debenture”) in payment for fees incurred to a consultant (“Consultant”).  Consultant shall have the right, but not the obligation, to convert any portion of the convertible debt into the Company’s common stock at a rate equal to 100% of the closing market price for the Company’s common stock for the day preceding the conversion date.  The Company accounted for the Consultant Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Consultant Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The balance of the Consultant Debenture was $17,500 at December 31, 2012. As of September 30, 2013, the balance on the Consultant Debenture had been paid in full. Interest expense of $43 for these obligations was accrued for the nine months ended September 30, 2013.

During the year ended December 31, 2012, the Company issued a convertible debenture in the principal amount of $175,000 to Gerova Asset Back Holdings, LP (“Gerova” and the “Gerova Debenture”). In consideration if the debenture, Gerova delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company’s former guaranty agreement with Gerova. Gerova shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company’s common stock at a rate equal to 100% of the closing market price for the Company’s common stock for the day preceding the conversion date.  The balance of the Gerova Debenture was $175,000 at September 30, 2013. Interest expense of $2,618 for these obligations was accrued for the nine months ended September 30, 2013.

During the year ended December 31, 2012, Minority Interest Fund (II), LLC assigned $150,000 of its convertible debt to Magna Group, LLC (“Magna” and the “Magna Debenture”).  Magna shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at 100% of the market price for the Company’s common stock at the time of conversion.  The balance of the Magna Debenture was $125,000 at December 31, 2012.  As of September 30, 2013, the balance on the Consultant Debenture had been paid in full.  Interest expense of $1,207 for these obligations was accrued for the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, Minority Interest Fund (II), LLC assigned $200,000 of its convertible debt to Nicholas J. Morano, LLC (“Morano” and the “Morano Debenture”).  Morano shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at 100% of the market price for the Company’s common stock at the time of conversion.  During the nine months ended September 30, 2013, $150,000 in principal was converted into common stock.  The balance of the Morano Debenture was $112,086 at September 30, 2013. Interest expense of $6,626 for these obligations was accrued for the nine months ended September 30, 2013.

ASC 480, Distinguishing Liabilities from Equity, sets forth the requirements for determination of whether a financial instrument contains an embedded derivative that must be bifurcated from the host contract, therefore the Company evaluated whether the conversion feature for Series D Preferred Stock would require such treatment; one of the exceptions to bifurcation of the embedded conversion feature is that the conversion feature as a standalone instrument would be classified in stockholders’ equity. Management has determined that the conversion option would not be classified as a liability as a standalone instrument, therefore it meets the exception for bifurcation of the embedded derivative under ASC 815, Derivatives and Hedging. ASC 815, Derivatives and Hedging, addresses whether an instrument that is not under the scope of ASC 480, Distinguishing Liabilities from Equity, would be classified as liability or equity; one of the factors that would require liability classification is if the Company does not have sufficient authorized shares to effect the conversion. If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company. The majority of the Company’s outstanding shares of Series D Preferred Stock are owned by Viridis Capital, LLC, an entity controlled by Kevin Kreisler, the chairman of the Company. If all the Series D shares held by Viridis Capital were converted and exceeded the number of authorized common shares, there would be no contingent factors or events that a third party could bring up that would prevent Mr. Kreisler from authorizing the additional shares. There would be no need to have to go to anyone outside the Company for approval since Mr. Kreisler, through Viridis Capital, is the Company’s majority shareholder. As a result, the share settlement is controlled by the Company and with ASC 815, Derivatives and Hedging. The Company assessed all other factors in ASC 815, Derivatives and Hedging, to determine how the conversion feature would be classified.

NOTE 10	GUARANTY AGREEMENT

Viridis Capital, LLC (“Viridis”) is the majority shareholder of the Company and is solely owned by Kevin Kreisler, the Company’s founder and chairman. Viridis has guaranteed all of the Company’s senior debt and has pledged all of its assets, including its shares of Company Series D Preferred Stock, to YA Global to secure the repayment by the Company of its obligations to YA Global (see Note 11, Stockholders’ Equity, below). Viridis has also guaranteed all amounts due to Cantrell Winsness Technologies, LLC in connection with the acquisition by the Company’s subsidiary of its patented and patent-pending extraction technologies (see Note 13, Related Party Transactions, below). The Company has separately agreed to indemnify and hold Viridis harmless from any and all losses, costs and expenses incurred by Viridis in connection with its guaranty of the Company’s obligations and its investments with the Company.

NOTE 11	STOCKHOLDERS’ EQUITY

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into 0.025 shares of common stock. Upon the declaration of dividends on common stock, the holders would be entitled to cumulative dividend rights equal to that of the holders of the number of shares into which the Series B Preferred Shares are convertible, and have voting privileges of one vote to every one common share. At September 30, 2013 and December 31, 2012, there were 2,480,544 shares of Series B Preferred Stock issued and outstanding.

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

ASC 480, Distinguishing Liabilities from Equity, sets forth the requirements for determination of whether a financial instrument contains an embedded derivative that must be bifurcated from the host contract, therefore the Company evaluated whether the conversion feature for Series D Preferred Stock would require such treatment; one of the exceptions to bifurcation of the embedded conversion feature is that the conversion feature as a standalone instrument would be classified in stockholders’ equity. Management has determined that the conversion option would not be classified as a liability as a standalone instrument, therefore it meets the exception for bifurcation of the embedded derivative under ASC 815, Derivatives and Hedging. ASC 815 addresses whether an instrument that is not under the scope of ASC 480 would be classified as liability or equity; one of the factors that would require liability classification is if the Company does not have sufficient authorized shares to effect the conversion. If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company. The majority of the Company’s outstanding shares of Series D Preferred Stock are owned by Viridis Capital, LLC, an entity controlled by Kevin Kreisler, the chairman of the Company. If all the Series D shares held by Viridis Capital were converted and exceeded the number of authorized common shares, there would be no contingent factors or events that a third party could bring up that would prevent Mr. Kreisler from authorizing the additional shares. There would be no need to have to go to anyone outside the Company for approval since Mr. Kreisler, through Viridis Capital, is the Company’s majority shareholder. As a result, the share settlement is controlled by the Company and with ASC 815. The Company assessed all other factors in ASC 815 to determine how the conversion feature would be classified.

SERIES F PREFERRED STOCK

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock with a face value of $10 per preferred share. The Series F preferred shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the Series F preferred shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion Series F preferred shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 10, Guaranty Agreements, above). The Company accounted for the Series F preferred shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible Series F preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares.  The Company determined the value of the Series F preferred shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the nine months ended September 30, 2013, the Company recognized a reduction in conversion liability at present value of $74,028 for royalties paid under the agreement, and recorded an expense of $44,025 for the accretion to fair value at September 30, 2013, including the grant date value plus the accretion less redemptions of the conversion liability during the year. The liability for the conversion feature shall increase from its present value of $279,558 at September 30, 2013 to its estimated settlement value of $660,527 at June 10, 2020.

The only conditions under which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

COMMON STOCK

During the nine months ended September 30, 2013 and 2012, the Company issued a total of 444,511,141 shares and 17,103,123 shares of common stock, respectively, upon conversion in period of $1,116,041 and $738,654, respectively, of principal and accrued interest due pursuant to the Company’s various convertible debentures (see Note 9, Debt Obligations, above).

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

On August 10, 2013, GS CleanTech commenced an action entitled GS CleanTech Corporation v. Homeland Energy Solutions, LLC, in the United States District Court, Northern District of Iowa alleging infringement of the ‘858, ‘516, ‘517, ‘484 and ‘037 Patents.

On September 10, 2013, GS CleanTech commenced an action entitled GS CleanTech Corporation v. Aemetis, Inc. and Aemetis Advanced Fuels Keyes, Inc., in the United States District Court, Southern District of Indiana alleging infringement of the ‘858 Patent.   On September 13, 2013, Aemetis filed an answer to the complaint and included counterclaims seeking a declaratory judgment that Aemetis does not infringe the '858 Patent and that the '858 Patent is invalid and unenforceable.

On July 23, 2013, GS CleanTech filed motions for summary judgment of infringement of the ‘858, ‘516, ‘517, and ‘484 Patents against the following defendants: Ace Ethanol, LLC, Adkins Energy, LLC, Al-Corn Clean Fuel, Big River Resources Galva, LLC, Big River Resources West Burlington, LLC, Blue Flint Ethanol, LLC, Bushmills Ethanol, Inc., Cardinal Ethanol, LLC, Chippewa Valley Ethanol Company, LLLP, Heartland Corn Products, Iroquois Bio-Energy Company, LLC, Lincolnland Agri-Energy, LLC, Lincolnway Energy LLC, and United Wisconsin Grain Producers, LLC.

On September 23, 2013, the above Defendants filed their oppositions (and cross-motions) asserting their non-infringement and invalidity positions regarding the ‘858, ‘516, ‘517, and ‘484 Patents.

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

OTHER MATTERS

On June 28, 2010 JMJ Financials commenced an action entitled JMJ Financial v. GreenShift et. al., in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, State of Florida, alleging breach of contract and other causes of action for which the plaintiff seeks damages of about $300,000 plus costs. In January 2013 judgment in the amount of $600,026 was entered by default against GreenShift and its co-defendants.  The Company is currently negotiating a settlement with the plaintiff.

On September 10, 2012, Long Side Ventures commenced an action entitled Long Side Ventures and Sunny Isles Ventures, LLC, LLC v. GreenShift et. al., in the United States District Court for the Southern District of New York,  alleging breach of contract and other causes of action for which the plaintiff seeks damages of about $250,000 plus costs. The Company intends to vigorously defend this action. At this stage of the proceedings, we cannot evaluate the likelihood of an unfavorable outcome in excess of the amounts previously accrued.

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

The Company is party to employment agreements with Kevin Kreisler, the Company’s Chairman, Ed Carroll, the Company’s Chief Executive Officer and Chief Financial Officer, David Winsness, the Company’s Chief Technology Officer, Greg Barlage, the Company’s Chief Operating Officer, and Richard Krablin, the Company’s Vice President. Each agreement also included terms for reimbursement of expenses, periodic bonuses, four weeks’ vacation and participation in any employee benefits provided to all employees of GreenShift Corporation.

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

During the nine months ended September 30, 2013, MIF forgave $5,793 of the amount due from the Company for no additional consideration. During the year ended December 31, 2012, MIF forgave $187,500 of the amount due from the Company for no additional consideration. Also during the year ended December 31, 2012, the Company’s chairman transferred approximately $146,000 in deferred salaries owed to him by the Company to Viridis Capital, LLC in the form of additional principal under a debenture held by Viridis. On the same date, all principal and interest owed to Viridis by the Company were assigned to MIF.  During the year ended December 31, 2012, various other related party employees waived an aggregate of $637,111 in deferred compensation from prior years.

Between January 1, 2008 and December 31, 2010, Viridis, MIF, Acutus, and management personnel provided the Company with the cash resources we needed for our overhead needs, including all legal expenses incurred in the prosecution of infringing use of our patented technologies. Viridis is owned by our chairman, MIF is owned by a family member of our chairman, and Acutus is owned by our chairman's attorney. In addition, Viridis has guaranteed all of the Company’s debt due to YA Global and all amounts due to Cantrell Winsness Technologies, LLC, in connection with the acquisition by the Company’s subsidiary of its patented and patent-pending extraction technologies (see Note 10, Guaranty Agreements, above). The Company has separately agreed to indemnify and hold Viridis and its affiliates harmless from any and all losses, costs and expenses incurred by Viridis and its affiliates in connection with its and their various investments with the Company as well as Viridis’ guarantees of Company’s obligations. During the nine months ended September 30, 2013, the Company paid an indemnification obligation to Viridis of $450,000, $250,000 of which was paid in the form of a debenture (see Note 9, Debt Obligations, above). These amounts are shown as other expense in the accompanying financial statements. The Company has agreed to indemnify and hold Viridis harmless from any and all losses, costs and expenses incurred by Viridis in connection with its guaranty of the Company’s obligations and its investments with the Company.

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

NOTE 14	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the nine months ended September 30, 2013 and 2012:

	9/30/2013	9/30/2012

Cash paid for the following:
Interest	$--	$--
Taxes	59,139	--
Total	59,139	--
Non-Cash Investing and Financing Activities
Debentures converted into common stock	909,978	834,728
Forgiveness of affiliate receivable charged against paid in capital	5,793	--

NOTE 15	SUBSEQUENT EVENTS

Negotiations to Extend Maturity Date of Debentures

On November 12, 2013, the Company and YA Global Investments, L.P., entered into an amended forbearance agreement pursuant to which the maturity date of the Company's outstanding debt to YA Global and its assignees (see Note 9, Debt Obligations, above) was extended to December 31, 2014. The amendment further provided for a mandatory prepayment of $500,000 on or before December 15, 2013, cash payments by the Company of $250,000 per month for the first six months of 2014, $300,000 per month for the second six months of 2014 and the reimbursement of certain legal costs and expenses. The Company will also be required to pay an amount equal to twenty percent (20%) of all gross proceeds received from any defendant in any patent infringement litigation, whether now existing or hereafter arising, within one (1) Business Day of receipt.

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

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains “forward-looking statements”. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” “may,” “could,” “should,” “will,” or similar expressions. Any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements contained herein reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors of our annual report on Form 10-K for the year ended December 31, 2012. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, competition, the actions of third parties infringing our patents, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation or to the laws upon which our intellectual property rights are based, the timely completion of corn oil extraction projects by our licensees, the amount of corn oil recovered by our licensees, and other risk factors detailed in our reports filed with the SEC. Actual results may differ materially from projected results due, without limitation, to unforeseen developments.

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

During the nine months ended September 30, 2013 three customers each provided over 10% of our revenue; during the nine months ended September 30, 2012, three customers each provided over 10% of our revenue.  As we expect a number of our customers to commence corn oil production in coming months and additional royalty agreements to be signed, we do not anticipate that any of the customers that have been significant to date will continue to represent a significant portion of our revenue in the next fiscal year.  Currently, however, our ability to maintain revenue levels depends on continuing relations with a small number of significant customers.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues for the three months ended September 30, 2013 were $4.1 million as compared to $3.1 million generated during the three months ended September 30, 2012. Revenue in future periods can be expected to increase as a result of our technology licensing activities, but will remain subject to variance in connection with a number of factors, including the rate at which our licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of revenues for the three months ended September 30, 2013 were $1.8 million as compared to about $0.9 million for the same period last year. Gross profit for the three months ended September 30, 2013 was about $2.3 million as compared to about $2.2 million from the third quarter of 2012. We expect to achieve increased economies of scale with respect to our costs of sales and increased gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the three months ended September 30, 2013 and 2012 were about $2.5 million and $1.6 million, respectively.  Operating expenses during 2013 included about $1.4 million in legal costs, incurred primarily in connection with our ongoing litigation for patent infringement and the completion of amended agreements with YA Global. Operating expenses during the third quarter of 2012 included about $0.6 million in legal costs incurred primarily in connection with our ongoing patent litigation.  In addition, our research and development expenses for the three months ended September 30, 2013 fell to $190,617 from the $286,560 incurred in the third quarter of 2012.  Fluctuations in R&D expense are primarily determined by whether our technical personnel are focused on technology development or customer implementation in a given period.

Other expense for the three months ended September 30, 2013 was about $0.4 million, as compared to about $0.6 million during the three months ended September 30, 2012. The amount for 2013 included about $0.4 million in accrued interest as compared to about $0.5 million in accrued interest expense incurred in the third quarter of 2012. We additionally incurred about $0.4 million in legal costs relating to the execution of amended agreements with YA Global during the first quarter 2012, 90% of which were recorded as deferred financing costs and were amortized in 2012. Net loss for three months ended September 30, 2013 was about $0.5 million as compared to a net loss of about $40,000 for the three months ended September 30, 2012.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to various lenders was about $27 million as of September 30, 2013, which amount included conversion liabilities of about $2.5 million. The change in value of these conversion liabilities during the third quarter of 2013 resulted in other income during the period of about $50,000.

Nine months Ended September 30, 2013 Compared to Nine months Ended September 30, 2012

Revenues for the nine months ended September 30, 2013 were $12.0 million as compared to $10.2 million generated during the nine months ended September 30, 2012. Revenue in future periods can be expected to increase as a result of our technology licensing activities, but will remain subject to variance in connection with a number of factors, including the rate at which our licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of revenues for the nine months ended September 30, 2013 were 5.4 million as compared to about $3.7 million for the same period last year. Gross profit for the nine months ended September 30, 2013 was about $6.6 million as compared to about $6.5 million from the nine months ended September 30, 2012. We expect to achieve increased economies of scale with respect to our costs of sales and increased gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the nine months ended September 30, 2013 and 2012 were about $6.1 million and $3.8 million, respectively. The principal reason for the disparity was that operating expenses in the nine months ended September 30, 2012 were offset by a $0.8 million change in a valuation allowance and operating expenses during 2013 included about $3.0 million in legal costs, incurred primarily in connection with our ongoing litigation for patent infringement and the completion of amended agreements with YA Global. Operating expenses during 2012 included about $1.8 million in legal costs, of which about $1.0 million was accrued and not paid during the period. Our operating expenses for the first nine months of 2012 would have been about $4.7 million net of the impact of a $0.8 million reversal of a valuation allowance realized during the period. In addition, our research and development expenses of $336,108 during the nine months ended September 30, 2013 approximated the $324,944 incurred in the first three quarters of 2012.  Fluctuations in R&D expense are primarily determined by whether our technical personnel are focused on technology development or customer implementation in a given period.

Other expense for the nine months ended September 30, 2013 was about $1.7 million, as compared to other income of about $1.2 million from 2012. The amount for 2013 included about $1.3 million in accrued interest as compared to about $1.6 million in accrued interest expense incurred in 2012, corresponding to a reduction of about 18% as a result of previously-disclosed debt reduction efforts. Other income for 2012 also included a $3.1 million gain realized on extinguishment of debt in that same amount. We additionally incurred about $0.4 million in legal costs relating to the execution of amended agreements with YA Global during the first quarter 2012, 90% of which were recorded as deferred financing costs and were expensed ratably on a monthly basis over the remainder of 2012. Net loss for the nine months ended September 30, 2013 was about $1.3 million as compared to net income of about $3.9 million during the nine months ended September 30, 2012.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to various lenders was about $27 million as of September 30, 2013, which amount included conversion liabilities of about $2.5 million. The change in value of these conversion liabilities during the first nine months of 2013 resulted in other income during the period of about $35,000.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity during 2013 was cash produced by our operations. During the nine months ended September 30, 2013, we produced about $4.5 million in net cash from operating activities, and used $2.3 million in net cash in financing activities by repaying loans in that amount. During the nine months ended September 30, 2012, we produced about $1.3 million in net cash in operating activities and used $1.0 million in net cash in financing activities. Our cash balances at September 30, 2013 and December 31, 2012 were about $4.3 million and $2.0 million, respectively. The Company had a working capital deficit of about $41 million at September 30, 2013, about $29 million of which was attributable to current obligations convertible into Company common stock.

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

We owe about $24 million in debt to YA Global, all of which is due on December 31, 2013. During the nine months ended September 30, 2013, we paid YA Global and its assignees a total of about $1,250,000 in cash, and YA Global and its assignees collectively converted about $431,000 due under their debentures into shares of our common stock. On November 12, 2013, the Company and YA Global Investments, L.P., entered into an amended forbearance agreement pursuant to which the maturity date of the Company's outstanding debt to YA Global and its assignees (see Note 9, Debt Obligations, above) was extended to December 31, 2014. The amendment further provided for a mandatory prepayment of $500,000 on or before December 15, 2013, cash payments by the Company of $250,000 per month for the first six months of 2014, $300,000 per month for the second six months of 2014 and the reimbursement of certain legal costs and expenses. The Company will also be required to pay an amount equal to twenty percent (20%) of all gross proceeds received from any defendant in any patent infringement litigation, whether now existing or hereafter arising, within one (1) Business Day of receipt.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2013.

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

During the nine months ended September 30, 2013, the Company issued a total of 444,511,141 shares to the Company’s various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $1,116,041. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity’s own account. There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of GreenShift’s Form 10-Q for the quarter ended September 30, 2013:

INDEX TO EXHIBITS

Exhibit Number	Description

10.1
Amended and Restated Technology Acquisition Agreement dated January 1, 2010 among GS CleanTech Corporation, Cantrell Winsness Technologies, LLC, David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis.

10.2	Employment Agreement dated June 30, 2008 between GreenShift Corporation and Kevin Kreisler.

10.3	Employment Agreement dated March 20, 2008 between GreenShift Corporation and Edward Carroll.

31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

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

GREENSHIFT CORPORATION

By:	/s/	EDWARD CARROLL
EDWARD CARROLL
Chief Executive Officer, Chief Financial Officer &
Chief Accounting Officer
Date:		November 13, 2013