Form 10-K
period 2013-12-31
GREENSHIFT CORP
filed 2014-03-31
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

As of June 28, 2013 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $427,733.

As of March 29, 2014, there were 2,442,411,598 shares of common stock outstanding.

GREENSHIFT CORPORATION
ANNUAL REPORT ON FORM 10K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains such “forward-looking statements”. We make certain forward-looking statements in this Annual Report on Form 10-K and in documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

-	the volatility and uncertainty of commodity prices;

-	operational disruptions at ethanol production facilities;

-	the costs and business risks associated with developing new technologies;

-	our ability to develop and commercialize our technologies;

-	the impact of new, emerging and competing technologies on our business;

-	the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes or other external factors over which they have no control;

-	the effects of mergers and consolidations in the biofuels industry and unexpected announcements or developments from others in the renewable fuels industry;

-	our reliance on key management personnel;

-	changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;

-	limitations and restrictions contained in the instruments and agreements governing our indebtedness;

-	our ability to raise additional capital and secure additional financing;

-	our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

-	other risks referenced from time to time in our filings with the SEC and those factors listed in this Annual Report on Form 10-K for the year ended December 31, 2013 under Item 1A, Risk Factors.

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

OVERVIEW

GreenShift Corporation (“we,” “our,” “us,” “GreenShift,” or the “Company”) invents, develops, commercializes and licenses clean alternative technologies that facilitate the more efficient use of natural resources.  We have been very successful in patenting and commercializing the removal of corn oil from dry mill ethanol plants.  Our business model is once a technology is patented and commercialized, we license our technology for an ongoing royalty.  We thus generate revenue by licensing our technologies to end users, and by providing our licensees with support and engineering services, utilizing our expertise, know-how, technologies, and patent position.

Our patented corn oil process taps into the back-end of existing dry mill corn ethanol plants to extract the inedible crude corn oil that is not recovered from the existing processed corn. This corn oil is a valuable feedstock for use as a replacement of fossil fuels as well as a valuable source of protein to livestock.

We believe that our corn oil extraction technologies are the quickest and best path for margin improvement for corn ethanol producers today. The current market value of corn oil recovered by our licensees is $2.00 to $4.00 per gallon, which is a significant premium to its value as a component of distillers grains where the corn oil ends up without use of our patented corn oil extraction processes. Our corn oil extraction technologies increase corn-to-biofuel yields while reducing the energy and greenhouse gas intensity of corn ethanol production for dry mill ethanol producers (see details below). These benefits correspond to increased ethanol producer income of between $0.05 and $0.25 per gallon of ethanol produced, and ethanol producer paybacks of extraction system costs of less than 1 year at current market prices. It has been well documented that a corn oil extraction system is one of the most profitable pieces of equipment installed in an ethanol plant today.  It is estimated that over 80% of the industry has installed a corn oil extraction system that is producing corn oil with, in our opinion, at least one claimed invention of the GreenShift patents.  Currently GreenShift has licensed an estimated 20% of the industry and expects to gain additional market share once the current patent litigation is finally adjudicated.

We also maintain our strong commitment to continued innovation and have many additional patents pending outside of the ethanol industry.  We are conducting significant research and development in similar bio-products in other large industries where underutilized bio-components can be modified, improved or redesigned for higher value uses with valuable green credentials due to their bio based origins. We have bio-products in various stages of commercial development and expect to start commercializing additional products in the near term.

OUR PATENTED CORN OIL EXTRACTION TECHNOLOGIES

About one pound of ethanol is produced from three pounds of corn through the process of fermentation. The output of fermentation contains ethanol, water, protein, fiber and corn oil. This mixture is distilled to boil off the ethanol for purification in a molecular sieve, leaving the remainder of the mixture in the bottom of the distillation stage. The distillation bottom, or the whole stillage, is conventionally subjected to mechanical and then thermal dewatering to produce a co-product called distillers grain.

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

Corn Oil Extraction Facility Co-Located at a GreenShift Licensee’s Ethanol Production Facility

Our corn oil extraction technologies can recover in excess of 1.33 pounds of corn oil for every bushel of corn processed into ethanol, a rate that corresponds to about 6.5 gallons of corn oil for every 100 gallons of ethanol produced. Recovery is accomplished by two methods, the first of which extracts oil from whole stillage (GreenShift Method II) and the second from an intermediate form of stillage called thin stillage (GreenShift Method I). We have demonstrated that a properly designed, capitalized, installed and operated Method I extraction system can consistently produce more than 0.70 pounds of corn oil per bushel of corn, which corresponds to about 0.093 gallons of corn oil per bushel and approximately 3.3 gallons of corn oil for every 100 gallons of ethanol produced.

The corn oil that is recoverable from the ethanol production process with our patented technologies was historically not recovered by ethanol producers. It was instead sold with distillers grain for comparatively low value. Today, our patented and patent-pending technologies are widely accepted by producers as a competitively necessary addition to the dry mill ethanol production process. Approximately eighty percent of the ethanol facilities in the United States extract corn oil.

The incremental operating cost to ethanol producers of extracting corn oil with our technologies is negligible. Corn oil extraction systems based on our technologies readily integrate into the ethanol process and can be operated by existing staff. However, use of our patented and patent-pending corn oil extraction processes will in fact reduce the amount of energy consumed by host ethanol plants that produce dried distillers grain due to three factors: (1) the improved heat transfer efficiency during dewatering as a result of the insulating characteristics of the extracted oil; (2) the increased drying efficiency resulting from a lower mass flow through the rotary dryers; and (3) the improved flow characteristics of distillers grain after corn oil removal, resulting in reduced drying time.

Our patented and patent-pending corn oil extraction technologies enable licensed ethanol producers to increase sales with a new co-product while decreasing production costs. Increasing profitability and diversifying cash flows decreases risk by partially insulating licensed producers from the commodity price volatility they face. These benefits collectively converge to provide our licensees with a significant competitive advantage as compared to producers that have not licensed our patented and patent-pending corn oil extraction technologies.

OUR COMPETITIVE STRENGTHS

GreenShift is able to compete effectively through our process engineering knowledge and identifying overlooked opportunities within the process stream.  Since research, development and patenting are core to our business, we feel that we have a competitive advantage against companies that are much larger than us but are bound by the process and only focus on small process improvements to marginally reduce costs. We on the other hand can use our process knowledge and combine that with the results of our in-depth R&D to develop entirely new products from the same process stream, in part or whole.

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

COMPETITION

Our patented and patent-pending oil extraction technologies remove the oil at the back of the plant. Our view is that retrofitting the front end of the dry mill process introduces unnecessary risk. We believe that interrupting the flow of starch is not the answer; there are cheaper, intrinsically better ways of getting more out of starch that do not risk the host facility’s ability to produce ethanol. The cheaper, better, safer path is to intercept, streamline and upgrade the co-product flow at the back end – after the ethanol has been removed and sold.

Our preferred corn oil extraction system design uses components and equipment that we have proven will maximize yield with less than 1% down time. A number of equipment suppliers offer different components and equipment to ethanol producers for use in a manner which we feel infringes our patented extraction technologies, while not having the capabilities and advantages of our preferred system design.

We have initiated several infringement actions involving suppliers and ethanol producers (see Note 12 to our Consolidated Financial Statements, Commitments and Contingencies, below). Executing a business model based on licensing requires us to invest in the protection of our intellectual property rights and the prosecution of infringement. We believe that litigation will be necessary, not to disrupt the availability of corn oil extraction technology, but rather to maximize its use by as many producers as possible on fair terms; to protect the competitive advantage of our licensees; to deter infringement; and, to ensure that we receive reasonable compensation for our proprietary technologies.

INTELLECTUAL PROPERTIES

GreenShift Corporation holds a number of patents, patent applications and trademarks. GreenShift and GreenShift -- Natural Solutions are registered trademarks of GreenShift Corporation. We protect our intellectual properties through a combination of patents, patent applications, license and distribution agreements, common law copyrights and trade secrets. We hold patents numbered 7,601,858; 7,608,729; 8,008,516; 8,008,517; 8,283,484, 8,168,037, 8,679,353 and pending patents numbered 13/450,997, 13/185,841, 14/080,071 and 11/908,891 related to corn oil extraction. The first of our oil extraction patents does not expire until 2027. We have also filed a number of patent applications for other technologies.

All of our technical employees enter into confidentiality, non-competition and invention assignment agreements. We also require our vendors, customers and others to enter into confidentiality agreements of varying scope and duration prior to being given access to our proprietary information regarding our technologies. There can be no assurance, however, that such measures will be adequate to fully protect our technologies.

ENVIRONMENT, HEALTH AND SAFETY MATTERS

Our design, engineering, licensing, installation, commissioning and maintenance services are subject to various federal, state and local environmental, health and safety laws and regulations, which require a standard of care to control potential pollution and limit actual or potential impacts to the environment and personnel involved. GreenShift has had no releases to the environment and no lost-time or recordable injuries in its history.

While our engineering and installation work regularly exceeds health, safety and environment requirements, a violation of these laws and regulations, or of permit conditions, can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or facility shutdowns. We do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. Operating expenses to meet regulatory requirements, including all environmental permits, will be an integral part of service costs. Costs for compliance with environmental laws include safety and health protection measures, controls limiting air emissions and effluent discharges, emergency response capabilities, storm water management, recordkeeping and training. We often assist our customers in environment, health and safety compliance issues, including new requirements concerning greenhouse gas emissions. It may not be possible to completely segregate our environment, health and safety responsibilities from those of our customers.

CONTINGENCIES

Under GreenShift’s insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $2,500. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence with a $5,000,000 umbrella.  We also carry professional liability, pollution, auto and worker’s compensation insurances.

EMPLOYEES

GreenShift Corporation currently has 13 full-time employees. In addition to its executive officers, GreenShift employs sales personnel, staff engineers, process managers, maintenance managers, administrative personnel and general facility technicians. There is no union representation for any of our employees.

ITEM 1A	RISK FACTORS

There are many important factors that have affected, and in the future could affect, our business, including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

RISKS FACTORS RELATING TO OUR FINANCIAL CONDITION

Our external auditors have included an explanatory paragraph in their audit report raising substantial doubt as to the Company’s ability to continue as a going concern due to the Company’s history of losses, working capital deficiency and cash position.

Our debt with Yorkville Advisors matures on December 31, 2014. If we are unable to raise capital to pay off the debt, or obtain an extension we will be in default of the loan covenants.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a loss from continuing operations of $2,347,707 for the year ended December 31, 2013. As of December 31, 2013, the Company had about $3.9 million in cash, and current liabilities exceeded current assets by about $42 million, about $25 million of which is due to current obligations convertible into Company stock. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The resale of shares acquired by our lenders is likely to reduce the market price of our common stock. We may be required to amend our certificate of incorporation to again reverse split our common stock.

Our lenders own convertible debentures issued by the Company, which permit our lenders to acquire Company common stock and resell it to the public. At the current market price, our lenders could collectively convert their debentures into over 90% of our outstanding common stock. We will be implementing a 1-for-100 reverse stock split in April 2014.  However, it is likely that resale of shares by our lenders will continue to reduce the market price for our common stock and cause substantial dilution. It is possible, therefore, that additional reverse stock splits will be required in the future.

Existing shareholders may experience significant dilution from our issuance of shares to repay amounts due to holders of loans that are convertible into our common stock.

The issuance of shares on conversion of the convertible debentures held by our lenders will have a dilutive impact on our stockholders. As a result, if we achieve profitable operations in the future, our net income per share will be reduced because of the dilution, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue as the debentures are converted on the basis of the contemporaneous market price. If our stock price is lower, then our existing stockholders would experience greater dilution.

Our debt level could negatively impact our financial condition, results of operations and business prospects.

As of December 31, 2013, our total debt and accrued interest was about $35 million, the substantial majority of which will be due and payable during 2014. Our level of debt could have significant consequences to our shareholders, including the following:

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

Our ability to make scheduled payments of principal and interest, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors. Our business may not generate cash flow in the future sufficient to service our debt because of factors beyond our control, including but not limited to the liquidity of our ethanol producers. If we are unable to generate sufficient cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Our current indebtedness and any future indebtedness could adversely affect our business and may restrict our operating flexibility. We may be forced to incur additional indebtedness in the future.

Our existing debt agreements restrict our ability to incur additional debt.  Our inability to incur additional debt could adversely affect our business and restrict our operating flexibility. While we have no current plans to do so, it is likely that the terms of any such new debt financing would include customary financial and other covenants, including liens on our subsidiaries and significant assets.

If our cash flow proves inadequate to service our debt and provide for our other obligations, we may be required to refinance all or a portion of our existing and future debt at terms unfavorable to us.

Our ability to make payments on and refinance our debt and to fund our operations and capital expenditures will depend on our ability to generate substantial operating cash flow. If our cash flows prove inadequate to meet our debt service obligations for future debt financings, we may be required to refinance all or a portion of our existing or future debt, to sell assets or to obtain additional financing. We cannot assure that any such refinancing or that any such sale of assets or additional financing would be possible on favorable terms, or at all. If we raise additional equity or equity-related securities in the future, it may be dilutive to holders of our common stock.

Future sales of shares of our common stock or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock, the value of our debt securities and our ability to raise funds in new equity offerings.

In the future, we will issue additional common stock, preferred stock or securities convertible into or exchangeable for common stock. Future sales of substantial amounts of our common stock or equity-related securities in the public market or privately, or the perception that such sales could occur, and will more than likely have an adverse effect on prevailing trading prices of our common stock and the value of our debt securities and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock or the value of our debt securities.

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

We currently do not meet the eligibility requirements for listing on the NASDAQ Stock Market or the NYSE MKT. Until we meet those standards and are accepted into the NASDAQ Stock Market, or unless we are successful in securing a listing on the NYSE MKT or some other exchange, our common stock will be quoted only on the OTCQB. Such a listing is considered less prestigious than a NASDAQ Stock Market or an exchange listing, and many brokerage firms will not recommend OTCQB stocks to their clients. This situation may limit the liquidity of your shares.

Our common stock price may be volatile.

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price paid for shares, depending on many factors, most of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following: stock dilution, price and volume fluctuations in the overall stock market from time to time; significant volatility in the market price and trading volume of securities traded on the OTC Bulletin Board; and, actual or anticipated changes in our earnings or fluctuations in our operating results.

RISKS RELATING TO ECONOMIC CONDITIONS AND THE FINANCIAL MARKETS

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

Our licensees rely on cash generated from operations and external financing to finance the operations of their business.

Continued volatility in capital markets reduces availability of capital for the ethanol industry. Volatility in the commodities market could affect our licensees’ cash position and ability to access lines of credit. Our financial results are dependent on the ability of our licensees to profitably operate their businesses and overall commodity market conditions.

Commodity price volatility could adversely affect the ability of our licensees and other producers to operate profitably.

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

Ethanol producer revenues are dependent on market prices for ethanol, which can be volatile as a result of a number of factors, including the availability and price of competing fuels, the overall supply and demand for ethanol and corn, the price of gasoline and corn, and the level of government support. Ethanol is marketed as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of the gasoline with which it is blended and, to a lesser extent, as a gasoline substitute. As a result, ethanol prices are influenced by the supply of and demand for gasoline. The financial position of ethanol producers may be materially harmed if the demand for, or the price of, gasoline decreases. Conversely, a prolonged increase in the price of, or demand for, gasoline could lead the U.S. government to relax import restrictions on foreign ethanol that currently benefit ethanol producers.

Distillers grains compete with other protein-based animal feed products. The price of distillers grains may decrease when the prices of competing feed products decrease, as they are based in part on the prices of the commodities from which these products are derived. Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains. The price ethanol producers may receive for distillers grain may not rise as corn prices rise, thereby lowering the contribution of distillers grain to an ethanol producer’s profits.

Volatility in the price for the corn oil produced by our licensees could adversely affect our profitability.

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

RISKS ATTENDANT TO OUR BUSINESS

If we receive an adverse decision in our current intellectual property litigation, our prospects for achieving profitable operations will be seriously diminished.

Currently we are involved in 21 lawsuits where we are the plaintiffs.  All of the cases related to patent infringement are being heard in a Multi District Litigation (MDL) court, in the Southern District of Indiana.   The defendants are trying to invalidate all of our patents related to corn oil extraction.  If the defendants are successful, it would have a significant negative impact on our ability to be a going concern.

We are a developing company with a history of net losses, and we may not achieve or maintain profitability.

We have had a history of operating losses, and may in the future incur operating losses which could be substantial. Although our current licenses may provide sufficient revenue to bring us to profitability, we may not be able to sustain or increase profitability thereafter, which could negatively affect the trading price of our common stock. As of December 31, 2013, we had a net loss of about $4.4 million, a stockholders’ deficit of about $43 million, and a working capital deficit of about $42 million, about $25 million of which is due to current obligations convertible into Company stock. We are a developing company and, to date, our revenues have been limited.

Future demand for ethanol is uncertain and may be affected by changes to federal mandates, public perception and consumer acceptance, any of which could negatively affect demand for ethanol.

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The mandate level for renewable fuels is constantly under review. Each year the US Environmental Protection Agency must set mandated use levels for renewable fuels under the Renewable Fuel Standard (“RFS”) that is part of the Energy Policy Act of 2005. We believe the RFS is a significant component of national energy policy that reduces dependence on foreign oil by the United States. The oil and gas industry, however, applies constant pressure to reduce or eliminate the mandates, in order to preserve its fuel market share. Our licensees and our license revenue could be adversely impacted if EPA reduces the renewable fuel mandates.

Our business is affected by the regulation of greenhouse gases (“GHG”) and climate change. New climate change regulations could impede the ability of our licensees to successfully operate their businesses and, in turn, adversely affect our revenues.

Ethanol plants emit carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. The EPA rules may eventually require large stationary sources of carbon dioxide emissions, such as ethanol producers, to apply for additional permits for existing plants. Additionally, legislation may be re-introduced in Congress for EPA to develop a comprehensive carbon dioxide regulatory scheme, such as a carbon tax or cap-and-trade system.

We will rely on technology to conduct our business and our technology could become ineffective or obsolete.

We will be required to continually enhance and update our technology to maintain its efficacy and to avoid obsolescence. The costs of doing so may be substantial and may be higher than the costs that we anticipate for technology maintenance and development. If we are unable to maintain the efficacy of our technology, our ability to manage our business and to compete may be impaired. Even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would if our technology were more effective. The impact of technical shortcomings could have a material adverse effect on our prospects, business, financial condition, and results of operations.

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

Our success will depend on our ability successfully defend our current patent litigation and to obtain and/or maintain and enforce patent and other intellectual property protection for our technologies. We have obtained or developed rights to patents and patent applications in the United States and on a case by case basis internationally, and may, in the future, seek rights from third parties to other patent applications or patented technology. There can be no assurance, however, that patents will issue from the patent applications filed or to be filed or that the scope of any claims granted in any patent will provide us with proprietary protection. If the scope of the claim granted in a patent is not sufficient to afford us with protection against competitors with similar technology, our investment in the patented technology may provide us limited or no competitive advantage.

In most situations we will be engaged in legal proceedings and competition with entities whose financial resources are greater than our own. Any failure to maintain patent or other intellectual property protection on our technologies could have a material adverse effect on our operations, cash flows and financial position.

We may be faced by claims that we have infringed the intellectual property rights of our competitors.

It is possible for third parties to claim that our technologies infringe on patents or other intellectual property rights owned by others, even though we know of no such circumstances. In addition, our assertion of intellectual property rights will often result in the other party seeking to assert alleged intellectual property rights of its own or assert other claims against us, which could harm our business. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or service due to an injunction, we may have to incur the expense of altering our processes, or we may incur licensing fees. There can be no assurance that a license will be available to us, if at all, upon terms and conditions acceptable to us. In the worst case, an adverse determination of a claim that our technologies infringe the rights of others may cause us to incur an obligation to pay damages that could, in turn, overwhelm our financial resources.

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings.

In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights, or disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Litigation and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings could occur, which could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from marketing one or more products or services, precluding particular business practices, or requiring other remedies, such as compulsory licensing of intellectual property. If we were to receive an unfavorable ruling in an intellectual property dispute, our business and results of operations could be materially harmed.

The absence of independent directors on our board of directors may limit the quality of management decision making.

Each of the five members of our Board of Directors is also an employee of GreenShift Corporation. There is no audit committee of the board. This situation means that the Board will determine the direction of our company without the benefit of an objective perspective and without the contribution of insights from outside observers. This may limit the quality of the decisions that are made.

ITEM 2	DESCRIPTION OF PROPERTIES

The Company’s corporate headquarters are located in Alpharetta, Georgia. The Alpharetta lease had a one year term that terminated on January 2014, at which time the lease was extended by another year. The monthly lease payment is $1,600.

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

On October 13, 2009, GS CleanTech filed a legal action in the United States District Court, Southern District of New York captioned GS CleanTech Corporation v. GEA Westfalia Separator, Inc.; and DOES 1-20, alleging infringement of the ‘858 Patent ("New York I Action"). On October 13, 2009, GS CleanTech filed a Motion to Dismiss with the same court relative to a separate complaint filed previously by Westfalia captioned GEA Westfalia Separator, Inc.  Vs. GreenShift Corporation that alleged (1) false advertising in violation of the Lanham Act § 43(a); (2) deceptive trade practices and false advertising in violation of New York General Business Law §§ 349, 350 and 350-a; and (3) common law unfair competition ("New York II Action"). On October 13, 2009, Westfalia filed its First Amended Complaint in the New York II Action to include as a plaintiff, ethanol production company Ace Ethanol, LLC , and to add claims seeking a declaratory judgment of invalidity and non-infringement of the ‘858 Patent.  On October 13, 2009, ICM, Inc. filed a complaint in the United States District Court, District of Kansas in the matter captioned ICM, Inc. v. GS CleanTech Corporation and GreenShift Corporation, alleging unfair competition, interference with existing and prospective business and contractual relationships, and deceptive trade practices and also seeking a declaratory judgment of invalidity and non-infringement of the ‘858 Patent.

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

These cases with Defendants Pacific Ethanol, Inc.; Guardian Energy, LLC; Western New York Energy, LLC; Little Sioux Corn Processors, LLLP; Southwest Iowa Renewable Energy, LLC; Aemetis, Inc.; and Aemetis Advanced Fuels Keyes, Inc. have all been consolidated as “Tag-Along” cases for pre-trial proceedings in the current MDL in the United States District Court, Southern District of Indiana.  On January 21, 2014, the Tag-Along Defendants Guardian Energy, LLC; Western New York Energy, LLC; Little Sioux Corn Processors, LLLP; Southwest Iowa Renewable Energy, LLC filed their Answers denying infringement.

On March 14, 2014, the Tag-Along Defendants stipulated that they adopted the claim construction arguments regarding the patents-in-suit made by the earlier MDL Defendants.  Discovery is ongoing with the Tag-Along Defendants.

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

On September 23, 2013, the above Defendants filed their oppositions (and cross-motions) asserting their non-infringement and invalidity positions regarding the ‘858, ‘516, ‘517, and ‘484 Patents.  On November 22, 2013, GS CleanTech filed its reply in support of infringement and opposition (and cross-motions) regarding invalidity of the ‘858, ‘516, ‘517, and ‘484 Patents.  On January 17, 2014, the above Defendants filed their reply in support of their motions for invalidity and their opposition to GS CleanTech’s motion for summary judgment of infringement.  On January 16, 2014, Defendants Iroquois, GEA Mechanical, Adkins, and Lincolnway filed separate replies in support of their various motions and oppositions regarding noninfringement and invalidity.  On January 16, 2014, Defendant Al-Corn filed its separate reply in support of its motion and opposition regarding noninfringement.  On February 18, 2014, GS CleanTech filed a surreply opposing Defendants’ Joint Motion for Summary Judgment of Invalidity and to Dismiss Plaintiff's Claim for Provisional Remedies and Damages for Willful Infringement.  On February 18, 2014, GS CleanTech also filed a surreply in support of its motions for summary judgment of infringement against Heartland Corn Products, Chippewa Valley Ethanol Company, LLLP, Lincolnway Energy LLC, Cardinal Ethanol, LLC, Blue Flint Ethanol, LLC, Big River Resources West Burlington, LLC, Big River Resources Galva, LLC, Al-Corn Clean Fuel, Lincolnland Agri-Energy, LLC, Adkins Energy, LLC, Ace Ethanol, LLC, Iroquois Bio-Energy Company, LLC, Bushmills Ethanol, Inc., and United Wisconsin Grain Producers, LLC.  Finally on February 18, 2014, GS CleanTech also filed its reply in support of its cross-motions of no invalidity under 35 U.S.C. § 112.

On October 23, 2013, GS CleanTech filed a motion for summary judgment of infringement of the ‘037 Patent against Defendants Big River Resources Galva, LLC, Big River Resources West Burlington, LLC, Blue Flint Ethanol, LLC, Cardinal Ethanol, LLC, Lincolnland Agri-Energy, LLC, and Lincolnway Energy LLC.  On December 31, 2013, Defendants Big River Resources Galva, LLC, Big River Resources West Burlington, LLC, Blue Flint Ethanol, LLC, Cardinal Ethanol, LLC, Flottweg Separation Tech., Inc., ICM, Inc., Lincolnland Agri-Energy, LLC, and Lincolnway Energy LLC filed a joint motion for summary judgment of invalidity and noninfringement of the ‘037 Patent.  On February 28, 2014, GS CleanTech filed its reply in support of its motion for summary judgment of infringement of the ‘037 Patent, its opposition to the ‘037 Defendants’ motion for summary judgment of invalidity of the ‘037 Patent, and its cross-motions for summary judgment of no invalidity under 35 U.S.C. § 112 and § 102(e).

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

OTHER MATTERS

The Company’s subsidiary, GS COES (Yorkville I), LLC, is a party to an action entitled Nosan, et at v. GS COES (Yorkville I), LLC, et. al., previously pending in Lenawee County, Michigan Circuit Court Case No. 11-4069-CK, an action by nineteen plaintiffs to recover on a guarantee by the subsidiary secured by a pledge of Net Cash Flow from corn oil production at two Michigan facilities, as credit support for a bridge loan arrangement under which a variety of lenders claim to be owed the aggregate principal amount of $1,734,579, plus interest for claimed breach of their subordinated loan to GS CleanTech Corporation. GreenShift Corporation and GS CleanTech Corporation are not parties to this action. On February 27, 2012, the Court issued an oral ruling that (a) Plaintiffs did not have a security interest, (b) the senior secured lender to GS COES has superior priority over Plaintiffs, and (c) no “net cash flow” exists and no future “net cash flow” will be produced as a result of the sale.  A motion to dismiss the case was granted on April 16, 2012 and, after reconsideration was denied, Plaintiffs filed an appeal with the Michigan Court of Appeals.  The parties have briefed the issues on appeal and oral argument is scheduled for April 2, 2014.  GS COES intends to continue to vigorously defend this action.  In the event of the reversal of the trial court’s ruling on appeal, we cannot evaluate the likelihood of an unfavorable outcome at this time.  In the event of an adverse judgment, damages could range from $2,500,000 to $3,500,000.

GreenShift Corporation, GS CleanTech Corporation, and (non-party) GS COES are parties to n Nosan, et al. v. GS CleanTech, GreenShift Corporation, YA Global Investments, LP, and Green Plains Commodities LLC, previously pending in the Lenawee County, Michigan Circuit Court as Case No. 11-4292-CK, a case filed by the same nineteen plaintiffs as a companion case to Case No. 11-4069-CK. The Plaintiffs filed this action after the Court denied their request to file an Amended Complaint against GS CleanTech Corporation, GreenShift Corporation, YA Global Investments, and Green Plains Commodities, LLC in Case No. 11-4069-CK. The Complaint alleges that GS CleanTech Corporation breached its obligation to repay the same $1,734,579 loan. The Complaint also alleges that the Defendants violated the Plaintiffs' claimed security interest and improperly sold the corn oil extraction equipment. In addition to the claims for breach of the notes, the Complaint includes claims for civil conspiracy, specific performance and declaratory judgment, contract implied in law/unjust enrichment, and conversion. Pursuant to the Asset Purchase Agreement entered into between GS COES and Green Plains Commodities, LLC, GS COES has agreed to assume the defense of Green Plains Commodities, LLC in this action. This case was dismissed by the trial court on July 2, 2012 based on the principles of res judicata and collateral estoppel, in light of the Court's ruling in case No. 11-4069-CK, and Plaintiffs filed an appeal with the Michigan Court of Appeals. The parties have briefed the issues on appeal and oral argument is scheduled for April 2, 2014. GS COES intends to continue to vigorously defend this action. At this stage, we cannot evaluate the likelihood of an unfavorable outcome. In the event of an adverse judgment, damages could range from $2,500,000 to $3,500,000.

GreenShift Corporation, GS CleanTech Corporation and GS COES (Yorkville I), LLC, are party to the matter captioned Dynalectric of Michigan II, Inc. v. Biofuels Industries Group, et al, Lenawee County, Michigan Circuit Court Case No. 09-3584-CK. This action was originally filed as a lien foreclosure and unjust enrichment claim by Dynalectric of Michigan II, Inc., which claims were resolved. GreenShift, as assignee of GS CleanTech, filed a counterclaim, cross-claim and third party complaint against various parties asserting a claim for money due in the amount of $1,442,082, plus interest, attorney fees and costs, and for foreclosure of its construction lien. Biofuels Industries Group then asserted counterclaims, cross-claims and third party complaints against GreenShift, GS CleanTech, GS COES, Kevin Kreisler and Viridis Capital, LLC claiming breach of contract for payment of legal fees of $239,000, plus interest, attorney fees, and costs; breach of corn oil supply contract for 10,000,000 gallons/year; breach of the Operating Agreement; gross negligence; and fraud; alleging damages in the amount of $239,000, plus an amount in excess of $25,000, plus attorney fees, interest and cost. In response, the Company and its subsidiaries has asserted additional claims against Biofuels Industries Group and third party complaints against three of the bridge lenders claiming lender liability and various other claims in excess of $25,000. On June 6, 2011 Biofuels Industries Group filed for Chapter 11 bankruptcy protection in the Southern District of Michigan, Eastern Division resulting in a stay of this litigation.  Following the bankruptcy sale of substantially all of BIG’s assets (excluding the causes of action against GreenShift, GS COES, Kreisler, Viridis, and GS CleanTech), a settlement agreement was reached regarding distribution of the proceeds in which GS CleanTech received $351,211.81 of the $2,000,000 sales proceeds, and the case was converted to a Chapter 7 bankruptcy.  After an agreement had been reached with the Chapter 7 Trustee to sell the estate’s claims against GreenShift, GS COES, Kreisler, Viridis, and GS CleanTech, the Chapter 7 Trustee instead claimed that a dispute exists concerning the scope of a security interest granted by BIG to Citizens Republic Bank (“CRB”), and that the security interest may attach to BIG’s claims against the Company and its affiliates.  CRB thereafter assigned its rights in the security interest to First Financial Group, LLC, which had agreed to advance the litigation fees and expenses of the Chapter 7 Trustee to pursue the counterclaims, cross-claims, and third party complaints against the Company and its affiliates.  The parties entered into a settlement agreement covering all the pending claims on December 17, 2013, pursuant to which the GreenShift entities agreed to pay the BIG bankruptcy trustee the sum of $125,000 in exchange for a release of all claims, subject to bankruptcy court approval.  The bankruptcy court approved the settlement on March 4, 2014, and the parties are in the process of concluding the settlement.

The Company’s former subsidiary GS Agrifuels Corp. is party to Max v. GS Agrifuels Corp., et al. now pending in the Supreme Court, New York County, in which the plaintiffs are asserting claims to money damages against the Company and other defendants, arising from a series of “Share Purchase Agreements” dated March 6, 2007, under which the individual plaintiffs sold their shares in a company called “Sustainable Systems, Inc” to GS Agrifuels Corporation.  In their Amended Complaint, plaintiffs asserted claims for breach of contract, fraud and negligent misrepresentation, and sought money damages on the amount of $6 million.  In a Decision and Order dated March 19, 2013, the Court granted in part the defendants’ motion to dismiss the Amended Complaint, and dismissed all but the breach of contract claims asserted against the Company and certain other corporate defendants.  The plaintiffs have filed a Notice of Appeal from the Decision and Order, and have indicated that they intend to perfect their appeal. On October 30, 2013, the defendants filed a motion for summary judgment dismissing the plaintiffs’ remaining claims for breach of contract.  The plaintiffs have opposed the motion for summary judgment, and the motion is scheduled for oral argument in May 2014.  There is no way to predict whether the motion for summary judgment will be granted and, if it is, whether the plaintiffs will take an appeal and be successful in the appellate court.  If the motion for summary judgment is denied, the case is likely to proceed to trial.  If the case proceeds to trial, we cannot offer any opinion as to the likelihood of a favorable outcome or, if the outcome is unfavorable, the amount or range of potential loss.  It is, however, our understanding that management intends to continue to vigorously defend and litigate the matter.

On June 28, 2010, JMJ Financial commenced an action entitled JMJ Financial v. GreenShift et. al., in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, State of Florida, alleging breach of contract and other causes of action for which the plaintiff seeks damages of about $300,000 plus costs. In January 2013 judgment in the amount of $600,026 was entered by default against GreenShift and its co-defendants.  The Company has agreed to pay $350,000 in full settlement and release of any obligations. The Company made payments totaling $189,583 during 2013, with eleven monthly remaining payments of $14,583 due through November 2014.  The settlement and release will be effective as long as the required payments are made timely or defaults due to late payment are cured within five days of the written notice of default has been sent. The Company is permitted two events of default under the terms of the settlement.

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

On October 10, 2013, Golden Technology Management, LLC, and other plaintiffs commenced an action entitled Golden Technology Management, LLC, et al. v. NextGen Acquisition, Inc. et al. in the Supreme Court of the State of New York, County of New York, alleging breach of contract and other causes of action against the Company in connection with the acquisition of NextGen Fuel, Inc. by a former indirect subsidiary.  Plaintiffs seek damages in excess of $5,200,000 plus prejudgment interest and costs.  The Company intends to vigorously defend this action. At this stage of the proceedings, we cannot evaluate the likelihood of an unfavorable outcome in excess of the amounts previously accrued.

On November 11, 2013, GreenShift paid $125,000 for full settlement of Overhead Door Company, et al v. Biofuel Industries Group dba Next Diesel Biodiesel.

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

Period	High	Low

2012 First Quarter	0.14	0.10
2012 Second Quarter	0.02	0.02
2012 Third Quarter	0.06	0.03
2012 Fourth Quarter	0.034	0.026

2013 First Quarter	0.0081	0.0047
2013 Second Quarter	0.0021	0.0017
2013 Third Quarter	0.0004	0.0002
2013 Fourth Quarter	0.0002	0.0001

Title of Class	Approximate Number of Holders of Record as of March 30, 2014
Common Stock, $0.0001 par		930

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

SALE OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during the fourth quarter of 2013.

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fourth quarter of 2013.

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

OVERVIEW

GreenShift invents, develops, commercializes and licenses clean alternative technologies that facilitate the more efficient use of natural resources.  We have been very successful in patenting and commercializing the removal of corn oil from dry mill ethanol plants.  Our business model is once a technology is patented and commercialized, we license our technology for an ongoing royalty.  We thus generate revenue by licensing our technologies to end users, and by providing our licensees with support and engineering services, utilizing our expertise, know-how, technologies, and patent position.

Our patented corn oil process taps into the back-end of existing dry mill corn ethanol plants to extract the inedible crude corn oil that is not recovered from the existing processed corn. This corn oil is a valuable feedstock for use as a replacement of fossil fuels as well as a valuable source of protein to livestock.

We believe that our corn oil extraction technologies are the quickest and best path for margin improvement for corn ethanol producers today. The current market value of corn oil recovered by our licensees is $2.00 to $4.00 per gallon, which is a significant premium to its value as a component of distillers grains where the corn oil ends up without use of our patented corn oil extraction processes. Our corn oil extraction technologies increase corn-to-biofuel yields while reducing the energy and greenhouse gas intensity of corn ethanol production for dry mill ethanol producers (see details below). These benefits correspond to increased ethanol producer income of between $0.05 and $0.25 per gallon of ethanol produced, and ethanol producer paybacks of extraction system costs of less than 1 year at current market prices. It has been well documented that a corn oil extraction system is one of the most profitable pieces of equipment installed in an ethanol plant today.  It is estimated that over 80% of the industry has installed a corn oil extraction system that is producing corn oil with, in our opinion, at least one claimed invention of the GreenShift patents.  Currently GreenShift has licensed an estimated 20% of the industry and expects to gain additional market share once the current patent litigation is finally adjudicated.

We also maintain our strong commitment to continued innovation and have many additional patents pending outside of the ethanol industry.  We are conducting significant research and development in similar bio-products in other large industries where underutilized bio-components can be modified, improved or redesigned for higher value uses with valuable green credentials due to their bio based origins. We have bio-products in various stages of commercial development and expect to start commercializing additional products in the near term.

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

Our financial performance for 2014 and beyond can be expected to be most significantly impacted by the rate at which our existing and new licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the costs incurred in our ongoing litigation for infringement of our patents. In addition, future results may be improved by the significant interest for our engineering and other services in connection with the design, construction, integration and modification of corn oil extraction systems and other new systems for existing and prospective licensees. We expect that these activities will contribute to revenue during 2014.

We additionally expect to continue to incur substantial costs in connection with our ongoing litigation for infringement of our patented corn oil extraction technologies. These costs increased during 2013 and are expected to continue through 2014 in advance of trial, and as we expand our litigation this year to protect the competitive advantage of our licensees by prosecuting additional producers and other parties infringing our patents. These expenses may delay or otherwise adversely affect our ability to achieve our profitability and debt reduction goals. We hope to eventually eliminate our litigation expense, but we must and will take all necessary steps to bring infringement of our patents to an end.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues for the year ended December 31, 2013 were $15.5 million as compared to $14.5 million generated during the year ended December 31, 2012. Revenue in future periods can be expected to increase as a result of our technology licensing activities, but will remain subject to variance in connection with a number of factors, including the rate at which our licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the year ended December 31, 2013 increased to $6.8 million from about $6.0 million during 2012. We generated $8.7 million in gross profit for the year ended December 31, 2013 as compared to $8.5 million for the year ended December 31, 2012. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the years ended December 31, 2013 and December 31, 2012 were about $11.1 million and $5.9 million, respectively. Operating expenses during 2013 included $200,000 in bad debt recoveries realized during the period, a $2.5 million loss on write-down of an investment and $4.6 million in professional fees, of which about $2.4 million was accrued and not paid during the year, as well as about $500,000 in research and development. By contrast, operating expenses during 2012 included about $750,000 in bad debt recoveries realized during the period and $2.9 million in professional fees, of which about $2.0 million was accrued and not paid during the year, as well as about $500,000 in research and development. Our increased legal costs during 2013 were incurred primarily in connection with our ongoing litigation for patent infringement and the completion of amended agreements with YA Global. We produced about a $2.3 million loss from operations during 2013 as compared to about $2.6 million in operating income in 2012.

Other expenses for the years ended December 31, 2013 and 2012 were about $2.0 million and $200,000, respectively. Other expenses in 2013 included a gain of about $132,000 upon extinguishment of debt which was offset by about $1.7 million in interest expense. These amounts compared to a gain of about $3.8 million upon debt extinguishment in 2012, corresponding to a reduction of about 45% as a result of our previously disclosed debt reduction efforts, which was offset by about $2.1 million in interest expense. We additionally incurred about $400,000 in legal costs relating to the execution of amended agreements with YA Global during the first quarter 2012, 90% of which were recorded as deferred financing costs and were expensed ratably on a monthly basis over the year ended December 31, 2012.

Net loss for the year ended December 31, 2013 was about $4.4 million. Net income for the year ended December 31, 2012 was about $2.5 million.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to various lenders was about $25 million as of December 31, 2013, and corresponded to conversion liabilities of about $2.4 million. The change in value of these conversion liabilities during the year ended December 31, 2013 resulted in other income during the period of about $242,086.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity during 2013 was cash produced by our operations. During the year ended December 31, 2013, we produced about $5.3 million in cash from our operating activities and we used about $3.5 million in our financing activities. During the year ended December 31, 2012, we produced about $2.3 million in net cash in our operating activities and we used about $1.6 million in net cash in our financing activities. Our cash balances at December 31, 2013 and December 31, 2012 were about $3.9 million and $2.0 million, respectively. The Company had a working capital deficit of about $42 million at December 31, 2013, about $25 million of which was attributable to current obligations convertible into Company common stock.

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

We owe about $23 million in debt to YA Global. We paid YA Global and their assignees a total of about $3.0 million in cash during the year ended December 31, 2013, and YA Global and its assignees collectively converted about $986,000 due under their debentures into shares of our common stock. Repayment of the balance of these obligations in cash has been and remains an important objective for us, and we hope to complete a financing during 2014 to refinance and recapitalize all of our remaining convertible obligations.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GreenShift Corporation

We have audited the accompanying balance sheets of GreenShift Corporation as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2013. GreenShift’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenShift Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in Note 2 to the financial statements, the Company had $3,896,312 in cash, and current liabilities exceeded current assets by $41,879,085 as of December 31, 2013. In addition, as discussed in Note 11 to the financial statements, the Company could be subject to default of its senior debt obligation in 2014 if a condition to a forbearance agreement that is not within the Company’s control is not satisfied. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company
Somerset, NJ
March 28, 2014

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013

	12/31/2013	12/31/2012
ASSETS

Current Assets:
Cash	$3,896,312	$2,030,577
Accounts receivable, net of doubtful accounts	1,173,490	999,144
Inventories, net	1,145,533	1,837,646
Costs in excess of billings	--	844,939
Prepaid expenses and other assets	43,201	106,380
Total current assets	6,258,536	5,818,686

Other Assets:
Intangible assets, net	24,381	27,584
Minority investments	--	2,501,324
Deposits	69,730	70,634
Total other assets	94,111	2,599,542

TOTAL ASSETS	6,352,647	8,418,228

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	6,952,217	3,933,394
Accrued expenses	5,076,202	3,729,890
Accrued expenses – deferred employee compensation	518,043	518,742
Income tax payable	55,604	--
Accrued interest	5,708,966	4,401,372
Accrued interest – related party	115,811	34,774
Deferred revenue	70,000	113,750
Notes payable	1,367,045	1,367,045
Current portion of convertible debentures, net	24,934,052	28,613,818
Convertible debentures – related party	2,793,839	3,647,281
Amounts due to minority shareholders	545,842	545,842
Total current liabilities	48,137,621	46,905,908

Long term Liabilities:
Liability for preferred stock – related party	764,256	807,107
Convertible debentures	175,000	192,500
Total long term liabilities	939,256	999,607

Total Liabilities	49,076,877	47,905,515

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectively	2,481	2,481
Series D: 862,262 and 862,262 shares issued and outstanding, respectively	862	862
Common stock: $0.0001 par value, 20,000,000,000 authorized 931,903,697 and 63,966,016 shares issued and outstanding, respectively	93,192	6,397
Additional paid in capital	120,316,218	119,206,897
Accumulated deficit	(163,136,983)	(158,703,924)
Total stockholders’ equity (deficit)	(42,724,230)	(39,487,287)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,352,647	$8,418,228

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Year Ended
	12/31/2013	12/31/2012

Revenue	$15,498,204	$14,512,538
Total revenue	15,498,204	14,512,538

Cost of goods sold	6,472,416	5,680,052
Loss on inventory valuation	309,263	319,900
Gross profit	8,716,525	8,512,586

Operating expenses:
Sales, general and administrative expenses	8,262,203	6,212,473
Research and development	500,720	488,384
Impairment of cost method investment	2,501,324	--
Bad debt expense (recovery)	(200,015)	(759,950
Total operating expenses	11,064,232	5,940,907

Income (loss) from operations	(2,347,707)	2,571,679

Other Income (Expense):
Gain on extinguishment of debt	132,789	3,778,971
Liquidated damages	--	(1,295,302)
Other expense	(731,455)	(304,712)
Amortization of debt discount & deferred financing	--	(374,953)
Miscellaneous income	50,558	46,693
Change in conversion liabilities	296,205	(76,647)
Change in conversion liabilities- affiliate	(54,119)	137,365
Interest expense - affiliate	(176,181)	(251,086)
Interest expense	(1,559,201)	(1,828,569)
Total other income (expense), net	(2,041,404)	(168,240)

Income (loss) before provision for income taxes	(4,389,111)	2,403,439

Provision for income taxes	(43,948)	(70,795)
Income (loss) from continuing operations	(4,433,059)	2,332,644

Discontinued Operations:
Income from discontinued operations	--	137,000
Total income from discontinued operations	--	137,000

Net income (loss)	$(4,433,059)	$2,469,644

Weighted average common shares outstanding, basic	335,151,425	36,262,700
Weighted average common shares outstanding, diluted	335,151,425	3,707,432,266

Earnings (Loss) per Share - Basic:
Income (loss) from continuing operations	$(0.01)	$0.07
Income (loss) from discontinued operations	0.00	0.00
Net income (loss) per share – basic	$(0.01)	$0.07

Earnings (Loss) per Share - Diluted:
Income (loss) from continuing operations	$(0.01)	$0.00
Income (loss) from discontinued operations	0.00	0.00
Net income (loss) per share – diluted	$(0.01)	$0.00

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

	Series B Preferred		Series D Preferred		Series E Preferred
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	2,480,544	$2,481	862,262	$862	--	--

Stock issued upon conversion of debentures	--	--	--	--	--	--
Change in conversion liabilities due to conversion of debt	--	--	--	--	--	--
Forgiveness of affiliate debt	--	--	--	--	--	--
Net income (loss)	--	--	--	--	--	--
Balance at December 31, 2012	2,480,544	$2,481	862,262	$862	--	--

Stock issued upon conversion of debentures	--	--	--	--	--	--
Stock issued for repayment of accounts payable	--	--	--	--	--	--
Change in conversion liabilities due to conversion of debt	--	--	--	--	--	--
Forgiveness of affiliate debt	--	--	--	--	--	--
Net income (loss)	--	--	--	--	--	--
Balance at December 31, 2013	2,480,544	$2,481	862,262	$862	--	--

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2011	18,098,873	$1,809	$117,027,377	$(161,173,568)	$(44,141,039)

Stock issued upon conversion of debentures	45,867,143	4,588	1,276,869	--	1,281,456
Change in conversion liabilities due to conversion of debt	--	--	78,041	--	78,041
Forgiveness of affiliate debt	--	--	824,611	--	824,611
Net income (loss)	--	--	--	2,469,644	2,469,644
Balance at December 31, 2012	63,966,016	$6,397	$119,206,897	$(158,703,924)	$(39,487,287)

Stock issued upon conversion of debentures	848,570,511	84,858	1,081,633	--	1,166,491
Stock issued for repayment of accounts payable	19,368,421	1,937	25,432	--	27,369
Change in conversion liabilities due to conversion of debt	--	--	52,484	--	52,484
Forgiveness of affiliate debt	--	--	(50,228)	--	(50,228)
Net income (loss)	--	--	--	(4,433,059)	(4,433,059)
Balance at December 31, 2013	931,904,948	$93,192	$120,316,218	$(163,136,983)	$(42,724,230)

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

	Year Ended
	12/31/2013	12/31/2012
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(4,433,059)	2,469,644

Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Amortization of intangibles	3,202	99,631
Amortization of debt discount and deferred financing costs	--	374,953
Gain on extinguishment of debt	(132,789)	(3,778,971)
Impairment of cost method investment	2,501,324	--
Change in net assets of disposal group	--	(137,000)
Change in conversion liabilities	(242,086)	(60,718)
Bad debt recoveries	(200,015)	(759,950)
Liquidated damages	--	1,295,302
Loss on inventory valuation	309,263	319,900
Settlement of contingency	--	192,500

Changes in operating assets and liabilities:
Accounts receivable	25,669	1,751,434
Prepaid expenses	58,329	(49,962)
Deposits	904	(18,723)
Inventory	382,850	(1,004,189)
Deferred financing costs	--	(374,953)
Costs in excess of earnings	844,939	(844,939)
Deferred revenue	(43,750)	(1,083,654)
Accrued interest	1,541,484	1,817,368
Accrued interest – related party	176,181	244,862
Income tax payable	55,604	--
Accounts payable and accrued expenses	4,485,100	1,857,168
Net cash provided by operating activities	5,333,150	2,309,703

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures – related party	250,000	--
Repayments on convertible debentures	(3,100,000)	(1,150,000)
Repayment of convertible debentures – related party	(617,415)	(494,120)
Net cash used in financing activities	(3,467,415)	(1,644,120)

Net increase in cash	1,865,735	665,583
Cash at beginning of period	2,030,577	1,364,994
Cash at end of period	$3,896,312	$2,030,577

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. During 2012, several plants were licensed to use our technologies. During the year ended December 31, 2013 three customers each provided over 10% of our revenue; during the year ended December 31, 2012, three customers each provided over 10% of our revenue.

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

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The amendments in ASU 2013-04 to Topic 405, Liabilities, provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the update is fixed at the reporting date, except for obligations addressed with existing U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations. The amendment is effective retrospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In April 2013 the FASB issued ASU 2013-07, Liquidation Basis of Accounting. The amendments in ASU 2013-07 to Topic 205, Presentation of Financial Statements, clarify when an entity should apply the liquidation basis of accounting and provide principles for the recognition and measurement of associated assets and liabilities. In accordance with the amendments, the liquidation basis is used when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. The amendments in ASU 2013-07 are effective prospectively for entities that determine liquidation is imminent for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In July 2013 the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 to Topic 740, Income Taxes , clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company is currently evaluating the possible impact of ASU 2013-11, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2013, the Company had $3,896,312 in cash, and current liabilities exceeded current assets by $41,879,085.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to satisfy our obligations will depend on our success in obtaining or restructuring financing, our success in developing revenue sources, and our success in negotiating with the creditors. Management’s plans to resolve the Company’s working capital deficit include increasing revenue. There can be no assurances that the Company will be able to eliminate its working capital deficit and that the Company’s historical operating losses will not recur. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

All significant intercompany balances and transactions were eliminated in consolidation. The financial statements for the periods ended December 31, 2013 and 2012 have been consolidated to include the accounts of the Company and its subsidiaries.

COST METHOD OF ACCOUNTING FOR UNCONSOLIDATED SUBSIDIARIES

The Company accounts for its minority investment in ZeroPoint Clean Tech, Inc. under the cost method. Application of this method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write off some or all of the investments. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company’s management. These judgments include assessments of the likelihood of ZeroPoint to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in ZeroPoint’s industry as well as in the general economy.  During its yearly review process, the Company recognized an impairment loss of the $2,501,324 investment in ZeroPoint as the impairment was deemed other than temporary.  As a result, the investment has been written down to fair value and the impairment of cost method of investment loss has been recorded during the year ended December 31, 2013.

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

RECEIVABLES AND CREDIT CONCENTRATION

Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 90 days old are evaluated for delinquency. In addition, we consider historical bad debts and current economic trends in evaluating the allowance for bad debts. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. The carrying amount of accounts receivable has been reduced by a valuation allowance that has been set up in the amount $10,000 and $222,015 as of December 31, 2013 and 2012, respectively. The Company recognized $200,015 in bad debt recoveries due to a change in the estimated valuation allowance.  Management will continue to review the valuation allowance on a quarterly basis.

INVENTORIES

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company’s licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at December 31, 2013 and 2012 consist of the following:

	2013	2012

Equipment inventory	$1,145,533	$1,837,646

During both the year ended December 31, 2013 and the year ended December 31, 2012, the Company evaluated the inventory on its books and determined that a write-down to market was necessary.  As a result, the Company wrote down inventory by $309,263 in 2013 and by $319,900 in 2012, which was expensed under cost of goods sold as a loss on inventory valuation.

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

INTANGIBLE ASSETS

The Company accounts for its intangible assets pursuant to ASC 350-20-55-24, “Intangibles – Goodwill and Other”. Under ASC 350, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology. Intangibles with definite lives are subject to impairment testing in the event of certain indicators. Impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.  At December 31, 2013, the Company’s balance sheet included intangible assets with an aggregate carrying value of $24,381 as compared to $27,584 at December 31, 2012.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, “Earnings per Share,” whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the year ended December 31, 2013, we reported net losses and, in accordance with ASC 260, dilutive instruments were excluded from the net loss per share calculation for such periods. During the year ended 2012, we reported net income and accordingly included potentially dilutive instruments in the fully diluted net income per share calculation and the dilutive effect of convertible instruments were determined by application of the if-converted method.

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

Actual results may differ from previously estimated amounts, and such differences may be material to our condensed consolidated financial statements. We periodically review estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. The revisions to estimates or assumptions during the periods presented in the accompanying consolidated financial statements were not considered to be significant.

DEFERRED REVENUE

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s licensing support services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various clients that have been recorded as deferred revenue in the amount of $70,000 and $113,750 as of the years ended December 31, 2013 and 2012, respectively.

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Deferred finance costs represent costs paid to third parties in order to obtain long-term financing and have been reflected as other assets. Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature are reflected as a debt discount. These costs and discounts are amortized over the life of the related debt. Amortization expense related to these costs and discounts were $0 and $374,953 for the years ended December 31, 2013 and 2012, respectively and are included in other expense.

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

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the years ended December 31, 2013:

Embedded conversion liabilities as of December 31, 2013:
Level 1	$--
Level 2	--
Level 3	2,646,118
Total	$2,646,118

The following table reconciles, for the period ended December 31, 2013, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative as of December 31, 2011	$3,079,447
Present value of beneficial conversion features of new debentures	4,334
Accretion adjustments to fair value – beneficial conversion features	269,604
Reductions in fair value due to repayments/redemptions	(334,656)
Reductions in fair value due to conversion of principal	(78,041)
Balance of embedded derivatives at December 31, 2012	2,940,688
Present value of beneficial conversion features of new debentures	122,265
Accretion adjustments to fair value – beneficial conversion features	84,844
Reductions in fair value due to repayments/redemptions	(449,195)
Reductions in fair value due to principal conversions	(52,484)
Balance at December 31, 2013	$2,646,118

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

The Company maintains cash balances with financial institutions that at times may exceed the limits insured by the Federal Deposit Insurance Corporation. Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. One customer balance represents 29% of accounts receivable; one customer's revenue represented 26% of total revenue

NOTE 5	STOCKHOLDERS’ EQUITY

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into 0.025 shares of common stock. Upon the declaration of dividends on common stock, the holders would be entitled to cumulative dividend rights equal to that of the holders of the number of shares into which the Series B Preferred Shares are convertible, and have voting privileges of one vote to every one common share. At December 31, 2013 and 2012, there were 2,480,544 shares of Series B Preferred Stock issued and outstanding.

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

SERIES F PREFERRED STOCK

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock with a face value of $10 per preferred share. The Series F preferred shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the Series F preferred shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion Series F preferred shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 13, Guaranty Agreements, below). The Company accounted for the Series F preferred shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible Series F preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares.  The Company determined the value of the Series F preferred shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the year ended December 31, 2013, the Company recognized a reduction in conversion liability at present value of $101,103 for royalties paid under the agreement, and recorded an expense of $58,253 for the accretion to fair value at December 31, 2013, including the grant date value plus the accretion less redemptions of the conversion liability during the year. The liability for the conversion feature shall increase from its present value of $266,711 at December 31, 2013 to its estimated settlement value of $627,193 at June 10, 2020.

The only conditions under which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

STOCK OPTIONS

The Company accounts for stock and stock options issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company’s stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. The Company adopted the provisions of ASC 505, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 505, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Activity under the plan and issuances of options and/or warrants for the years ended December 31, 2013 and 2012 is as follows:

	Number of Shares	Wt. Avg. Exercise Price
Outstanding at December 31, 2011	99,663	$49.19
Granted at fair value	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at December 31, 2012	99,663	49.19

Granted at fair value	--	--
Forfeited	(62,540)	20.28
Expired	(16,123)	191.97
Outstanding at December 31, 2013	21,000	$20.00

The weighted average remaining life of the outstanding options at December 31, 2013, all of which are exercisable, is 2.24 years.

COMMON STOCK

During the year ended December 31, 2013 and 2012, the Company issued a total of 867,938,932 shares and 45,867,143 shares of common stock, respectively, upon conversion in period of $1,193,860 and $1,157,218, respectively, of principal and accrued interest due pursuant to the Company’s various convertible debentures (see Note 11, Debt Obligations, below).

NOTE 6	DISCONTINUED OPERATIONS

The Company recorded $0 and $137,000 in income during the years ended December 31, 2013 and 2012, respectively, in connection with a gain on extinguishment of obligations previously due in regards to discontinued operations.

NOTE 7	DEPOSITS

The Company has total deposits in the amount of $69,730 and $70,634 as of the years ending December 31, 2013 and 2012.

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

The Company’s intangible assets at December 31, 2013 and 2012, respectively, include the following:

	2013	2012
License fees	$150,000	$150,000
Patent	50,000	50,000
Website	45,076	45,076
Accumulated amortization	(220,695)	(217,492)
Intangible assets, net	$24,381	$27,584

Amortization of intangible assets was $3,202 and $24,631 for the twelve months ended December 31, 2013 and 2012 respectively. During its yearly review process for the year ended December 31, 2012, the Company wrote off $75,000 in licensing fees related to its formerly owned corn oil extraction systems that was deemed fully impaired.  Estimated amortization expense for future years is as follows:

2014	$3,202
2015	3,202
2016	3,202
2017	3,202
2018	3,202
Thereafter	8,371
Total	$24,381

NOTE 9	PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following:

	2013	2012
Furniture and fixtures	$9,311	$46,223
Machinery and equipment	9,855	75,634
Computer equipment	35,584	35,584
Processing equipment	--	--
Sub-total	54,750	157,441
Less accumulated depreciation	(54,750)	(157,441)
Total	$--	$--

The property, plant and equipment has been fully depreciated.  When the office in New York was closed, the furniture and other property were sold for $5,000.

NOTE 10	DEFERRED REVENUE

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s licensing support services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various clients that have been recorded as deferred revenue in the amount of $70,000 and $113,750 as of the years ended December 31, 2013 and 2012, respectively.

NOTE 11	DEBT OBLIGATIONS

The following is a summary of the Company’s financing arrangements as of December 31, 2013 and 2012:

	2013	2012
Current portion of long term debt:
Mortgages and other term notes	$21,743	$21,743
Current portion of notes payable	1,345,302	1,345,302
Total current portion of long term debt	1,367,045	1,367,045

Current portion of convertible debentures:
YA Global Investments, L.P., 6% interest, conversion at 90% of market	17,908,037	20,256,311
Andypolo, LP, 6% interest, conversion at 90% of market	3,618,109	4,280,025
Barry Liben, 6% interest, conversion at 90% of market	--	80,000
Better Half Bloodstock, Inc., 0% interest, conversion at 90% of market	50,000	15,000
Circle Strategic Allocation Fund, LP, 6% interest, conversion at 90% of market	161,370	270,656
Dakota Capital, 6% interest, conversion at 90% of market	115.447	---
EFG Bank, 6% interest, conversion at 90% of market	160,748	190,000
Epelbaum Revocable Trust, 6% interest, conversion at 90% of market	124,365	227,352
JMC Holdings, LP, 6% interest, conversion at 90% of market	191,319	226,137
Dr. Michael Kesselbrenner, 6% interest, conversions at 90% of market	15,652	18,500
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	3,269	4,000
Morano, LLC, 6% interest, no conversion discount	109,066	--
Park Place Capital, 6% interest, conversions at 90% of market	2,500	--
Susan Schneider, 6% interest, conversions at 90% of market	14,324	17,000
Stuttgart, LP, 6% interest, conversion at 90% of market	117,410	201,993
Westmount International Holdings Limited, 6% interest, conversion at 90% of market	60,000	--
Yorkville Advisors (GP), LLC, 6% interest, conversion at 90% of market	--	70,718
Acutus Capital, LLC, 6% interest, no conversion discount	--	540,000
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	2,440,119	2,833,731
Viridis Capital, LLC, 6% interest, conversion at 50% of market	100,000	--
Related Party Debenture, 6% interest, no conversion discount	156,750	273,550
Conversion liabilities	2,379,406	2,652,100
Total current portion of convertible debentures	27,727,891	32,261,099

Long term convertible debentures:
Gerova Asset Backed Holdings, LP, 2% interest, no conversion discount	175,000	175,000
Kubera Management, LLC, 0% interest, no conversion discount	--	17,500
Related Party Debenture, 6% interest, no conversion discount	--	--
Total long term convertible debentures	175,000	192,500

A total of $25,523,485 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements as of December 31, 2013 and the Company’s ability to meet such obligations:

Year	Amount
2014	$26,715,530
2015	--
2016	--
2017	--
2018	175.000
Thereafter	--
Total minimum payments due under current and long term obligations	$26,890,530

YA GLOBAL INVESTMENTS, L.P.

On June 17, 2010, the Company and its subsidiaries signed a series of agreements with YA Global Investments, L.P. (“YA Global”) to reduce convertible debt due from the Company to YA Global (the “YACO Agreements”). Certain indemnification events subsequently occurred, resulting in the Company recording an accrued expense of about $1.2 million during the year ended December 31, 2012. The Company entered into an Amended and Restated Management Agreement with YA Corn Oil on January 17, 2012, pursuant to which the foregoing amounts were reconciled, resulting in the payment to YA Global of such expense in the form of convertible debt. The Company's accrual is evaluated at the completion of each reporting period, and additional expense or income will be recognized in the future should an event come to pass which either justifies reduction or removal of the liquidated damages accrual, or otherwise gives rise to an actual or a potential, but determinable, expense.  An estimate of this amount cannot be made at this time.

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

On November 12, 2013, the Company and YA Global Investments, L.P., entered into an amended forbearance agreement pursuant in which the maturity date of the Company's outstanding debt to YA Global and its assignees was extended to December 31, 2014. The amendment further provided for a mandatory prepayment of $500,000 on or before December 15, 2013, cash payments by the Company of $250,000 per month for the first six months of 2014, $300,000 per month for the second six months of 2014 and the reimbursement of certain legal costs and expenses. The Company will also be required to pay an amount equal to twenty percent (20%) of all gross proceeds received from any defendant in any patent infringement litigation, whether now existing or hereafter arising, within one (1) Business Day of receipt.

The Company accounted for the A&R Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company’s common shares. During the year ended December 31, 2013, the Company paid $2,119,800 in cash towards the principal balance of the A&R Debenture.  During the year ended December 31, 2013, YA Global assigned $280,447 of its accrued interest due on the A&R Debenture to four of its equity-holders, which assignment reduced the accrued interest balance due to YA Global alone under the A&R Debenture as of December 31, 2013. The Company had determined the fair value of the A&R Debenture at December 31, 2012 to be $22,263,896 which represented the face value of the debenture plus the present value of the conversion feature. During the year ended December 31, 2013, the Company recognized a decrease in the in conversion liability relating to the A&R Debenture of $254,252 for assignments and/or repayments during the period and recorded an expense of $20,169 for the accretion of the present value of the conversion liability for the period. The carrying value of the A&R Debenture was $19,675,780 at December 31, 2013, including principal of $17,908,037 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $1,767,561 as of December 31, 2013. Interest expense of $1,153,897 for the A&R Debenture was accrued for the year ended December 31, 2013.

RELATED PARTY OBLIGATIONS

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate principal amount of $3,988,326 (the “MIF Debenture”) and convertible debentures payable to Viridis Capital, LLC in an aggregate principal amount of $518,308 (the “Viridis 2010 Debenture”). As discussed more fully in Note 17, Related Party Transactions, below, the Company entered into agreements with MIF and Viridis to amend and restate the terms of the MIF Debenture and Viridis 2010 Debenture effective September 30, 2011 to extend the maturity date to September 30, 2013; to eliminate and contribute $502,086 in accrued interest and $1,065,308 of principal; to reduce the applicable interest rate to 6% per annum; to eliminate MIF’s and Viridis’ right to convert amounts due at a discount to the market price of the Company’s common stock; and to reverse various non-cash assignments of debt involving related parties. The restated balances due to MIF and Viridis at September 30, 2011, were $3,017,061 and $237,939, respectively. No interest was payable to either MIF or Viridis after these amendments. MIF received 62,500 shares of Series D Preferred Stock in partial consideration of the contribution of principal and accrued interest and the various other modified terms of MIF’s agreements with the Company. On September 30, 2011, the Company issued $1,090,000 and $351,000 in convertible debt to Acutus Capital, LLC (“Acutus”) and family members of the Company’s chairman, respectively, for cash investments previously provided to the Company. The terms of these debentures provide for interest at 6% per annum, a maturity date of September 30, 2013, and the right to convert amounts due into Company common stock at 100% of the market price for the Company’s common stock at the time of conversion. The foregoing debentures are subject to conditions which limit the transfer of shares issued upon conversion to 5% of the average monthly volume for the Company’s common stock.  During year ended December 31, 2013, Minority Interest Fund (II), LLC assigned $150,000 of its convertible debt to Continental Equities and $200,000 of its convertible debt to Nicholas J. Morano, LLC.

As of April 1, 2013, the Company issued a $250,000 debenture to Viridis Capital, LLC (“Viridis” and the “Viridis Debenture”) in exchange for full satisfaction of expenses and costs that were incurred by Viridis in connection with its guaranty of the Company’s obligations (see Note 17, Related Party Transactions, below).  Viridis shall have the right, but not the obligation, to convert any portion of the Viridis Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 50% of the 20 day volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  $150,000 of the Viridis Debenture was paid during the year ended December 31, 2013. The Company accounted for the Viridis Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Viridis Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Viridis Debenture upon issuance to be $477,273 which represented the face value of the debenture of $250,000 plus the present value of the conversion feature. A $150,000 portion of the Viridis Debenture was assigned to a related party resulting in a $136,364 reduction of the fair value of the conversion liability for the period and accretion of $6,061 was recognized during the period.  The carrying value of the Viridis Debenture was $196,970 at December 31, 2013, including principal of $100,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $96,970 at December 31, 2013 to its estimated settlement value of $100,000 at June 30, 2014.  Interest expense of $4,208 for these obligations was accrued for the year ended December 31, 2013

OTHER CONVERTIBLE DEBENTURES

During the year ended December 31, 2011, YA Global assigned $4,391,643 in convertible debt to Andypolo, LP (“Andypolo” and the “Andypolo Debenture”). Andypolo shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Andypolo Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Andypolo Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Andypolo Debenture at December 31, 2012 to be $4,755,583 which represented the face value of the debenture of $4,280,025 plus the present value of the conversion feature. During the year ended December 31, 2013, the Company made payments against the Andypolo Debenture which resulted in a $73,546 reduction of the fair value of the conversion liability for the period. The carrying value of the Andypolo Debenture was $4,020,121 at December 31, 2013, including principal of $3,618,109 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $402,012 as of December 31, 2013.  Interest expense of $235,375 for these obligations was accrued for the year ended December 31, 2013.

During the year ended December 31, 2011, YA Global assigned $321,237 in convertible debt to Stuttgart, LP (“Stuttgart” and the “Stuttgart Debenture”). Stuttgart shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Stuttgart Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Stuttgart Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Stuttgart Debenture at December 31, 2012 to be $224,435 which represented the face value of the debenture of $201,993 plus the present value of the conversion feature. During the year ended December 31, 2013, the Company made payments against the Stuttgart Debenture which resulted in a $2,873 reduction of the fair value of the conversion liability for the period. During the year ended December 31, 2013, $59,400 in principal was converted into common stock, and the Company recognized a reduction in conversion liability at present value of $6,600 for the conversions. The carrying value of the Stuttgart Debenture was $130,379 at December 30, 2013, including principal of $117,410 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $12,969 at December 31, 2013. Interest expense of $7,750 for these obligations was accrued for the year ended December 31, 2013.

During the year ended December 31, 2011, YA Global assigned $263,498 in convertible debt to JMC Holdings, LP (“JMC” and the “JMC Debenture”). JMC shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the JMC Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMC Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the JMC Debenture at December 31, 2012 to be $205,986 which represented the face value of the debenture of $185,387 plus the present value of the conversion feature. During the year ended December 31, 2013, the Company made payments against the JMC Debenture which resulted in a $3,172 reduction of the fair value of the conversion liability for the period. The carrying value of the JMC Debenture was $174,270 at December 31, 2013, including principal of $156,843 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $17,427 at December 31, 2013. Interest expense of $10,204 for these obligations was accrued for the year ended December 31, 2013.

During the year ended December 31, 2011, YA Global assigned $70,266 in convertible debt to David Moran & Siobhan Hughes (“Moran-Hughes” and the “Moran-Hughes Debenture”). Moran-Hughes shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Moran-Hughes Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Moran-Hughes Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Moran-Hughes Debenture at December 31, 2012 to be $4,444 which represented the face value of the debenture of $4,000 plus the present value of the conversion feature. During the year ended December 31, 2013, the Company made payments against the Moran-Hughes Debenture which resulted in an $81 reduction of the fair value of the conversion liability for the period. The carrying value of the Moran-Hughes Debenture was $3,632 at December 31, 2013, including principal of $3,269 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $363 at December 31, 2013. Interest expense of $214 for these obligations was accrued for the year ended December 31, 2013.

During the year ended December 31, 2011, YA Global assigned $111,000 in convertible debt to Barry Liben (“Liben” and the “Liben Debenture”). Liben shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Liben Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Liben Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Liben Debenture at December 31, 2012 to be $90,055 which represented the face value of the debenture of $80,000 plus the present value of the conversion feature. During the year ended December 31, 2013, the Company made payments against the Liben Debenture which resulted in a $1,967 reduction of the fair value of the conversion liability for the period. During the year ended December 31, 2013, $74,000 in principal was converted into common stock, and the Company recognized a reduction in conversion liability at present value of $8,088 for the conversions. The balance of the Liben Debenture has been paid in full as of December 31, 2013. Interest expense of $1,493 for these obligations was accrued for the year ended December 31, 2013.

During the year ended December 31, 2011, YA Global assigned $341,550 in convertible debt to Circle Strategic Allocation Fund, LP (“Circle Strategic” and the “Circle Strategic Debenture”). Circle Strategic shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Circle Strategic Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Circle Strategic Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Circle Strategic Debenture at December 31, 2012 to be $300,729, which represents the face value of the debenture of $270,656 plus the present value of the conversion feature. During the year ended December 31, 2013, the Company made payments against the Circle Strategic Debenture which resulted in a $4,239 reduction of the fair value of the conversion liability for the period. During the year ended December 31, 2013, $71,256 in principal was converted into common stock, and the Company recognized a reduction in conversion liability at present value of $7,917 for the conversions. The carrying value of the Circle Strategic Debenture was $179,286 at December 31, 2013, including principal of $161,370 and the value of the conversion feature of $17,917 at December 31, 2013. Interest expense of $13,635 for these obligations was accrued for the year ended December 31, 2013.

During the year ended December 31, 2011, YA Global assigned $75,000 in convertible debt to EFG Bank (“EFG” and the “EFG Debenture”). EFG shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the EFG Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the EFG Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the EFG Debenture at December 31, 2012 to be $83,333 which represented the face value of the debenture of $75,000 plus the present value of the conversion feature. During the year ended December 31, 2013, the Company made payments against the EFG Debenture which resulted in a $1,282 reduction of the fair value of the conversion liability for the period. The carrying value of the EFG Debenture was $70,504 at September 30, 2013, including principal of $63,453 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $7,051 at December 31, 2013. Interest expense of $4,127 for these obligations was accrued for the year ended December 31, 2013.

During the year ended December 31, 2011, YA Global assigned an additional $115,000 in convertible debt to EFG Bank (“EFG” and the “EFG Debenture”). EFG shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the EFG Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the EFG Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the EFG Debenture at December 31, 2012 to be $127,778 which represented the face value of the debenture of $115,000 plus the present value of the conversion feature. During the year ended December 31, 2013, the Company made payments against the EFG Debenture which resulted in a $1,968 reduction of the fair value of the conversion liability for the period.  The carrying value of the EFG Debenture was $108,105 at December 31, 2013, including principal of $97,295 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $10,810 at December 31, 2013. Interest expense of $6,329 for these obligations was accrued for the year ended December 31, 2013.

During the year ended December 31, 2011, YA Global assigned $385,000 in convertible debt to Epelbaum Revocable Trust (“Epelbaum” and the “Epelbaum Debenture”). Epelbaum shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Epelbaum Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Epelbaum Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Epelbaum Debenture at December 31, 2012 to be $252,613 which represented the face value of the debenture of $227,352 plus the present value of the conversion feature. During the year ended December 31, 2013, the Company made payments against the Epelbaum Debenture which resulted in a $3,238 reduction of the fair value of the conversion liability for the period. During the year ended December 31, 2013, $74,691 in principal was converted into common stock. During the year ended December 31, 2013, the Company recognized a reduction in conversion liability at present value of $8,299 for the conversions. The carrying value of the Epelbaum Debenture was $138,089 at December 31, 2013, including principal of $124,365 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $13,724 at December 31, 2013. Interest expense of $8,489 for these obligations was accrued for the year ended December 31, 2013.

During the year ended December 31, 2011, YA Global assigned an additional $40,750 in convertible debt to JMC Holdings, LP (“JMC” and the “JMC Debenture”). JMC shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the JMC Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the JMC Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the JMC Debenture at December 31, 2012 to be $45,278 which represented the face value of the debenture of $40,750 plus the present value of the conversion feature. During the year ended December 31, 2013, the Company made payments against the JMC Debenture which resulted in a $697 reduction of the fair value of the conversion liability for the period. The carrying value of the JMC Debenture was $38,307 at December 31, 2013, including principal of $34,476 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $3,831 at December 31, 2013. Interest expense of $2,243for these obligations was accrued for the year ended December 31, 2013.

During the year ended December 31, 2011, YA Global assigned $18,500 in convertible debt to Dr. Michael Kesselbrenner TTEE Money Purchase Plan (“Kesselbrenner” and the “Kesselbrenner Debenture”). Kesselbrenner shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Kesselbrenner Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Kesselbrenner Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Kesselbrenner Debenture at December 31, 2012 to be $20,556 which represented the face value of the debenture of $18,500 plus the present value of the conversion feature. During the year ended December 31, 2013, the Company made payments against the Kesselbrenner Debenture which resulted in a $317 reduction of the fair value of the conversion liability for the period. The carrying value of the Kesselbrenner Debenture was $17,391 at December 31, 2013, including principal of $15,652 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $1,739 at December 31, 2013. Interest expense of $1,018 for these obligations was accrued for the year ended December 31, 2013.

During the year ended December 31, 2011, YA Global assigned $20,500 in convertible debt to Susan Schneider (“Schneider” and the “Schneider Debenture”). Schneider shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Schneider Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Schneider Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Schneider Debenture at December 31, 2012 to be $18,889 which represented the face value of the debenture of $17,000 plus the present value of the conversion feature. During the year ended December 31, 2013, the Company made payments against the Schneider Debenture which resulted in a $298 reduction of the fair value of the conversion liability for the period. The carrying value of the Schneider Debenture was $15,915 at December 31, 2013 including principal of $14,324 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $1,591 at December 31, 2013. Interest expense of $932 for these obligations was accrued for the year ended December 31, 2013.

During the year ended December 31, 2011, Cascade assigned $70,718 in convertible debt to Yorkville Advisors, LLC (“Yorkville” and the “Yorkville Debenture”). Yorkville shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Yorkville Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Yorkville Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Yorkville Debenture at December 31, 2012 to be $78,576 which represented the face value of the debenture of $70,718 plus the present value of the conversion feature. During the year ended December 31, 2013, the Company recognized a reduction in conversion liability at present value of $7,765 for the conversions. During the year ended December 31, 2013, the Company made payments against the Yorkville Debenture which resulted in a $93 reduction of the fair value of the conversion liability for the period. The Yorkville Debenture has been paid in full as of December 10, 2013. Interest expense of $527 for these obligations was accrued for the year ended December 31, 2013.

During the year ended December 31, 2012, YA Global assigned $15,000 in accrued interest to Better Half Bloodstock, Inc. (“Better Half” and the “Better Half Debenture”) and an additional $50,000 in accrued interest during the year ended December 31, 2013. Better Half shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Better Half Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Better Half Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Better Half Debenture at December 31, 2012 to be $16,667, including principal of $15,000 and the value of the conversion liability. During the year ended December 31, 2013, YA Global assigned an additional $50,000 in accrued interest to Better Half Bloodstock, Inc which resulted in an additional $5,493 in conversion liability at present value.  During the year ended December 31, 2013, the Company recorded an expense of $63 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $1,667 for the conversions related to the first assignment. The carrying value of the Better Half Debenture was $55,556 at December 31, 2013, including principal of $50,000 and the value of the conversion liability. The present value of the liability for the conversion feature for the new assignment has reached its estimated settlement value of $5,556 at December 31, 2013. Interest expense is not being incurred for this obligation.

During the year ended December 31, 2013, YA Global assigned $60,000 in accrued interest to Park Place Capital, LLC (“Park Place” and the “Park Place Debenture”). Park Place shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Park Place Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Park Place Debenture could result in the note principal being converted to a variable number of the Company’s common shares.  The assignment resulted in recognition of a $6,591 conversion liability at present value. During the year ended December 31, 2013, the Company recorded an expense of $76 for the accretion to fair value of the conversion liability for the period and recognized a reduction in conversion liability at present value of $6,591 for the conversions. During the year ended December 31, 2013, $55,000 in interest was converted into common stock. The carrying value of the Park Place Debenture was $2,709 at December 31, 2013, including principal of $2,500 and the value of the conversion liability. Interest expense is not being incurred for this obligation.

During the year ended December 31, 2013 YA Global assigned $115,447 in convertible debt and $115,447 in accrued interest to Dakota Capital Pty Limited atf Dakota SP Master Fund (“Dakota Capital” and the “Dakota Capital Debenture”). Dakota Capital shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Dakota Capital Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Dakota Capital Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Dakota Capital Debenture upon assignment to be $128,128 which represented the face value of the debenture of $115,447 plus the present value of the conversion feature. During the year ended December 31, 2013, the Company recorded an expense of $76 for the accretion to fair value of the conversion liability for the period. The carrying value of the Dakota Capital Debenture was $128,274 at December 31, 2013, including principal of $115,447 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $12,827 at December 31, 2013. Interest expense of $6,908 for these obligations was accrued for the year ended December 31, 2013.

During the year ended December 31, 2013 YA Global assigned $60,000 in convertible debt and $40,000 in accrued interest to Westmount International Holdings Limited (“Westmount” and the “Westmount Debenture”). Westmount shall have the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Company accounted for the Westmount Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Westmount Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The Company determined the value of the Westmount Debenture upon assignment to be $66,591 which represented the face value of the debenture of $60,000 plus the present value of the conversion feature. During the year ended December 31, 2013, the Company recorded an expense of $76 for the accretion to fair value of the conversion liability for the period. The carrying value of the Westmount Debenture was $66,667 at December 31, 2013, including principal of $60,000 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $6,667 at December 31, 2013. Interest expense of $2,101 for these obligations was accrued for the year ended December 31, 2013.

During the year ended December 31, 2012, the Company issued a convertible debenture in the principal amount of $17,500 (the “Consultant Debenture”) in payment for fees incurred to a consultant (“Consultant”).  Consultant shall have the right, but not the obligation, to convert any portion of the convertible debt into the Company’s common stock at a rate equal to 100% of the closing market price for the Company’s common stock for the day preceding the conversion date.  The Company accounted for the Consultant Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Consultant Debenture could result in the note principal being converted to a variable number of the Company’s common shares.   The balance of the Consultant Debenture was $17,500 at December 31, 2012. As of December 31, 2013, the balance on the Consultant Debenture had been paid in full. Interest expense of $43 for these obligations was accrued for the year ended December 31, 2013.

During the year ended December 31, 2012, the Company issued a convertible debenture in the principal amount of $175,000 to Gerova Asset Back Holdings, LP (“Gerova” and the “Gerova Debenture”) with a maturity date of December 31, 2018. In consideration if the debenture, Gerova delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company’s former guaranty agreement with Gerova. Gerova shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company’s common stock at a rate equal to 100% of the closing market price for the Company’s common stock for the day preceding the conversion date.  The balance of the Gerova Debenture was $175,000 at December 31, 2013. Interest expense of $3,500 for these obligations was accrued for the year ended December 31, 2013.

During the year ended December 31, 2012, Minority Interest Fund (II), LLC assigned $150,000 of its convertible debt to Magna Group, LLC (“Magna” and the “Magna Debenture”).  Magna shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at 100% of the market price for the Company’s common stock at the time of conversion.  The balance of the Magna Debenture was $125,000 at December 31, 2012.  As of December 31, 2013, the balance on the Consultant Debenture had been paid in full.  Interest expense of $1,207 for these obligations was accrued for the year ended December 31, 2013.

During the year ended December 31, 2013, Minority Interest Fund (II), LLC assigned $200,000 of its convertible debt to Nicholas J. Morano, LLC (“Morano” and the “Morano Debenture”).  Morano shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at 100% of the market price for the Company’s common stock at the time of conversion.  During the year ended December 31, 2013, $150,000 in principal was converted into common stock.  The balance of the Morano Debenture was $109,066 at December 31, 2013. Interest expense of $8,287 for these obligations was accrued for the year ended December 31, 2013.

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

NOTE 12	COMMITMENTS AND CONTINGENCIES

FACILITIES

The Company’s corporate headquarters are located in Alpharetta, Georgia. The Alpharetta lease is a one year term that terminated on January 31, 2014, at which time the lease was extended by another year. The monthly lease payment is $1,600.

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

These cases with Defendants Pacific Ethanol, Inc.; Guardian Energy, LLC; Western New York Energy, LLC; Little Sioux Corn Processors, LLLP; Southwest Iowa Renewable Energy, LLC; Aemetis, Inc.; and Aemetis Advanced Fuels Keyes, Inc. have all been consolidated as “Tag-Along” cases for pre-trial proceedings in the current MDL in the United States District Court, Southern District of Indiana.  On January 21, 2014, the Tag-Along Defendants Guardian Energy, LLC; Western New York Energy, LLC; Little Sioux Corn Processors, LLLP; Southwest Iowa Renewable Energy, LLC filed their Answers denying infringement.

On March 14, 2014, the Tag-Along Defendants stipulated that they adopted the claim construction arguments regarding the patents-in-suit made by the earlier MDL Defendants.  Discovery is ongoing with the Tag-Along Defendants.

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

On September 23, 2013, the above Defendants filed their oppositions (and cross-motions) asserting their non-infringement and invalidity positions regarding the ‘858, ‘516, ‘517, and ‘484 Patents.  On November 22, 2013, GS CleanTech filed its reply in support of infringement and opposition (and cross-motions) regarding invalidity of the ‘858, ‘516, ‘517, and ‘484 Patents.  On January 17, 2014, the above Defendants filed their reply in support of their motions for invalidity and their opposition to GS CleanTech’s motion for summary judgment of infringement.  On January 16, 2014, Defendants Iroquois, GEA Mechanical, Adkins, and Lincolnway filed separate replies in support of their various motions and oppositions regarding noninfringement and invalidity.  On January 16, 2014, Defendant Al-Corn filed its separate reply in support of its motion and opposition regarding noninfringement.  On February 18, 2014, GS CleanTech filed a surreply opposing Defendants’ Joint Motion for Summary Judgment of Invalidity and to Dismiss Plaintiff's Claim for Provisional Remedies and Damages for Willful Infringement.  On February 18, 2014, GS CleanTech also filed a surreply in support of its motions for summary judgment of infringement against Heartland Corn Products, Chippewa Valley Ethanol Company, LLLP, Lincolnway Energy LLC, Cardinal Ethanol, LLC, Blue Flint Ethanol, LLC, Big River Resources West Burlington, LLC, Big River Resources Galva, LLC, Al-Corn Clean Fuel, Lincolnland Agri-Energy, LLC, Adkins Energy, LLC, Ace Ethanol, LLC, Iroquois Bio-Energy Company, LLC, Bushmills Ethanol, Inc., and United Wisconsin Grain Producers, LLC.  Finally on February 18, 2014, GS CleanTech also filed its reply in support of its cross-motions of no invalidity under 35 U.S.C. § 112.

On October 23, 2013, GS CleanTech filed a motion for summary judgment of infringement of the ‘037 Patent against Defendants Big River Resources Galva, LLC, Big River Resources West Burlington, LLC, Blue Flint Ethanol, LLC, Cardinal Ethanol, LLC, Lincolnland Agri-Energy, LLC, and Lincolnway Energy LLC.  On December 31, 2013, Defendants Big River Resources Galva, LLC, Big River Resources West Burlington, LLC, Blue Flint Ethanol, LLC, Cardinal Ethanol, LLC, Flottweg Separation Tech., Inc., ICM, Inc., Lincolnland Agri-Energy, LLC, and Lincolnway Energy LLC filed a joint motion for summary judgment of invalidity and noninfringement of the ‘037 Patent.  On February 28, 2014, GS CleanTech filed its reply in support of its motion for summary judgment of infringement of the ‘037 Patent, its opposition to the ‘037 Defendants’ motion for summary judgment of invalidity of the ‘037 Patent, and its cross-motions for summary judgment of no invalidity under 35 U.S.C. § 112 and § 102(e).

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

OTHER MATTERS

The Company’s subsidiary, GS COES (Yorkville I), LLC, is a party to an action entitled Nosan, et at v. GS COES (Yorkville I), LLC, et. al., previously pending in Lenawee County, Michigan Circuit Court Case No. 11-4069-CK, an action by nineteen plaintiffs to recover on a guarantee by the subsidiary secured by a pledge of Net Cash Flow from corn oil production at two Michigan facilities, as credit support for a bridge loan arrangement under which a variety of lenders claim to be owed the aggregate principal amount of $1,734,579, plus interest for claimed breach of their subordinated loan to GS CleanTech Corporation. GreenShift Corporation and GS CleanTech Corporation are not parties to this action. On February 27, 2012, the Court issued an oral ruling that (a) Plaintiffs did not have a security interest, (b) the senior secured lender to GS COES has superior priority over Plaintiffs, and (c) no “net cash flow” exists and no future “net cash flow” will be produced as a result of the sale.  A motion to dismiss the case was granted on April 16, 2012 and, after reconsideration was denied, Plaintiffs filed an appeal with the Michigan Court of Appeals.  The parties have briefed the issues on appeal and oral argument is scheduled for April 2, 2014.  GS COES intends to continue to vigorously defend this action.  In the event of the reversal of the trial court’s ruling on appeal, we cannot evaluate the likelihood of an unfavorable outcome at this time.  In the event of an adverse judgment, damages could range from $2,500,000 to $3,500,000.

GreenShift Corporation, GS CleanTech Corporation, and (non-party) GS COES are parties to n Nosan, et al. v. GS CleanTech, GreenShift Corporation, YA Global Investments, LP, and Green Plains Commodities LLC, previously pending in the Lenawee County, Michigan Circuit Court as Case No. 11-4292-CK, a case filed by the same nineteen plaintiffs as a companion case to Case No. 11-4069-CK. The Plaintiffs filed this action after the Court denied their request to file an Amended Complaint against GS CleanTech Corporation, GreenShift Corporation, YA Global Investments, and Green Plains Commodities, LLC in Case No. 11-4069-CK. The Complaint alleges that GS CleanTech Corporation breached its obligation to repay the same $1,734,579 loan. The Complaint also alleges that the Defendants violated the Plaintiffs' claimed security interest and improperly sold the corn oil extraction equipment. In addition to the claims for breach of the notes, the Complaint includes claims for civil conspiracy, specific performance and declaratory judgment, contract implied in law/unjust enrichment, and conversion. Pursuant to the Asset Purchase Agreement entered into between GS COES and Green Plains Commodities, LLC, GS COES has agreed to assume the defense of Green Plains Commodities, LLC in this action. This case was dismissed by the trial court on July 2, 2012 based on the principles of res judicata and collateral estoppel, in light of the Court's ruling in case No. 11-4069-CK, and Plaintiffs filed an appeal with the Michigan Court of Appeals. The parties have briefed the issues on appeal and oral argument is scheduled for April 2, 2014. GS COES intends to continue to vigorously defend this action. At this stage, we cannot evaluate the likelihood of an unfavorable outcome. In the event of an adverse judgment, damages could range from $2,500,000 to $3,500,000.

GreenShift Corporation, GS CleanTech Corporation and GS COES (Yorkville I), LLC, are party to the matter captioned Dynalectric of Michigan II, Inc. v. Biofuels Industries Group, et al, Lenawee County, Michigan Circuit Court Case No. 09-3584-CK. This action was originally filed as a lien foreclosure and unjust enrichment claim by Dynalectric of Michigan II, Inc., which claims were resolved. GreenShift, as assignee of GS CleanTech, filed a counterclaim, cross-claim and third party complaint against various parties asserting a claim for money due in the amount of $1,442,082, plus interest, attorney fees and costs, and for foreclosure of its construction lien. Biofuels Industries Group then asserted counterclaims, cross-claims and third party complaints against GreenShift, GS CleanTech, GS COES, Kevin Kreisler and Viridis Capital, LLC claiming breach of contract for payment of legal fees of $239,000, plus interest, attorney fees, and costs; breach of corn oil supply contract for 10,000,000 gallons/year; breach of the Operating Agreement; gross negligence; and fraud; alleging damages in the amount of $239,000, plus an amount in excess of $25,000, plus attorney fees, interest and cost. In response, the Company and its subsidiaries has asserted additional claims against Biofuels Industries Group and third party complaints against three of the bridge lenders claiming lender liability and various other claims in excess of $25,000. On June 6, 2011 Biofuels Industries Group filed for Chapter 11 bankruptcy protection in the Southern District of Michigan, Eastern Division resulting in a stay of this litigation.  Following the bankruptcy sale of substantially all of BIG’s assets (excluding the causes of action against GreenShift, GS COES, Kreisler, Viridis, and GS CleanTech), a settlement agreement was reached regarding distribution of the proceeds in which GS CleanTech received $351,211.81 of the $2,000,000 sales proceeds, and the case was converted to a Chapter 7 bankruptcy.  After an agreement had been reached with the Chapter 7 Trustee to sell the estate’s claims against GreenShift, GS COES, Kreisler, Viridis, and GS CleanTech, the Chapter 7 Trustee instead claimed that a dispute exists concerning the scope of a security interest granted by BIG to Citizens Republic Bank (“CRB”), and that the security interest may attach to BIG’s claims against the Company and its affiliates.  CRB thereafter assigned its rights in the security interest to First Financial Group, LLC, which had agreed to advance the litigation fees and expenses of the Chapter 7 Trustee to pursue the counterclaims, cross-claims, and third party complaints against the Company and its affiliates.  The parties entered into a settlement agreement covering all the pending claims on December 17, 2013, pursuant to which the GreenShift entities agreed to pay the BIG bankruptcy trustee the sum of $125,000 in exchange for a release of all claims, subject to bankruptcy court approval.  The bankruptcy court approved the settlement on March 4, 2014, and the parties are in the process of concluding the settlement.

The Company’s former subsidiary GS Agrifuels Corp. is party to Max v. GS Agrifuels Corp., et al. now pending in the Supreme Court, New York County, in which the plaintiffs are asserting claims to money damages against the Company and other defendants, arising from a series of “Share Purchase Agreements” dated March 6, 2007, under which the individual plaintiffs sold their shares in a company called “Sustainable Systems, Inc” to GS Agrifuels Corporation.  In their Amended Complaint, plaintiffs asserted claims for breach of contract, fraud and negligent misrepresentation, and sought money damages on the amount of $6 million.  In a Decision and Order dated March 19, 2013, the Court granted in part the defendants’ motion to dismiss the Amended Complaint, and dismissed all but the breach of contract claims asserted against the Company and certain other corporate defendants.  The plaintiffs have filed a Notice of Appeal from the Decision and Order, and have indicated that they intend to perfect their appeal. On October 30, 2013, the defendants filed a motion for summary judgment dismissing the plaintiffs’ remaining claims for breach of contract.  The plaintiffs have opposed the motion for summary judgment, and the motion is scheduled for oral argument in May 2014.  There is no way to predict whether the motion for summary judgment will be granted and, if it is, whether the plaintiffs will take an appeal and be successful in the appellate court.  If the motion for summary judgment is denied, the case is likely to proceed to trial.  If the case proceeds to trial, we cannot offer any opinion as to the likelihood of a favorable outcome or, if the outcome is unfavorable, the amount or range of potential loss.  It is, however, our understanding that management intends to continue to vigorously defend and litigate the matter.

On June 28, 2010 JMJ Financials commenced an action entitled JMJ Financial v. GreenShift et. al., in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, State of Florida, alleging breach of contract and other causes of action for which the plaintiff seeks damages of about $300,000 plus costs. In January 2013 judgment in the amount of $600,026 was entered by default against GreenShift and its co-defendants.  The Company has agreed to pay $350,000 in full settlement and release of any obligations. The Company made payments totaling $189,583 during 2013, with eleven monthly remaining payments of $14,583 due through November 2014.  The settlement and release will be effective as long as the required payments are made timely or defaults due to late payment are cured within five days of the written notice of default has been sent. The Company is permitted two events of default under the terms of the settlement.

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

On October 10, 2013, Golden Technology Management, LLC, and other plaintiffs commenced an action entitled Golden Technology Management, LLC, et al. v. NextGen Acquisition, Inc. et al. in the Supreme Court of the State of New York, County of New York, alleging breach of contract and other causes of action against the Company in connection with the acquisition of NextGen Fuel, Inc. by a former indirect subsidiary.  Plaintiffs seek damages in excess of $5,200,000 plus prejudgment interest and costs.  The Company intends to vigorously defend this action. At this stage of the proceedings, we cannot evaluate the likelihood of an unfavorable outcome in excess of the amounts previously accrued.

On November 11, 2013, GreenShift paid $125,000 for full settlement of Overhead Door Company, et al v. Biofuel Industries Group dba Next Diesel Biodiesel.

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

NOTE 13	GUARANTY AGREEMENT

Viridis Capital, LLC (“Viridis”) is the majority shareholder of the Company and is solely owned by Kevin Kreisler, the Company’s founder, chairman and chief executive officer. Viridis has guaranteed all of the Company’s senior debt and has pledged all of its assets, including its shares of Company Series D Preferred Stock, to YA Global to secure the repayment by the Company of its obligations to YA Global (see Note 5, Stockholders’ Equity, above). Viridis has also guaranteed all amounts due to Cantrell Winsness Technologies, LLC in connection with the acquisition by the Company’s subsidiary of its patented and patent-pending extraction technologies (see Note 17, Related Party Transactions, below). The Company has separately agreed to indemnify and hold Viridis harmless from any and all losses, costs and expenses incurred by Viridis in connection with its guaranty of the Company’s obligations.

NOTE 14	SEGMENT INFORMATION

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

NOTE 15	MINORITY SHAREHOLDER OBLIGATIONS

The Company had accrued $204,630 as of December 31, 2011 in connection with the merger completed by its former subsidiary, GS AgriFuels, during 2008, and another $543,801 in connection with the conversion right of certain minority shareholders of an inactive subsidiary. During the year ended December 31, 2012, the Company recorded a gain of $204,630 upon extinguishment of that amount of this accrual leaving a balance of $543,801 at December 31, 2013.

NOTE 16	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:
	2013	2012
Cash paid during the year for the following:
Interest	$4,105	$11,201
Income taxes	59,139	--

Supplemental schedule of non-cash investing and financing activities:
Debentures converted into common stock	1,193,860	1,324,907
Reduction in value of conversion features of convertible debt from conversions	52,484	97,119
Forgiveness of affiliate receivable charged against paid-in capital	50,228	187,500

NOTE 17	RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2013, MIF forgave $5,793 of the amount due from the Company for no additional consideration. During the year ended December 31, 2012, MIF forgave $187,500 of the amount due from the Company for no additional consideration. Also during the year ended December 31, 2012, the Company’s chairman transferred approximately $146,000 in deferred salaries owed to him by the Company to Viridis Capital, LLC in the form of additional principal under a debenture held by Viridis. On the same date, all principal and interest owed to Viridis by the Company were assigned to MIF.  During the year ended December 31, 2012, various other related party employees waived an aggregate of $637,111 in deferred compensation from prior years.

Between January 1, 2008 and December 31, 2010, Viridis, MIF, Acutus, and management personnel provided the Company with the cash resources we needed for our overhead needs, including all legal expenses incurred in the prosecution of infringing use of our patented technologies. Viridis is owned by our chairman, MIF is owned by a family member of our chairman, and Acutus is owned by our chairman's attorney. In addition, Viridis has guaranteed all of the Company’s debt due to YA Global and all amounts due to Cantrell Winsness Technologies, LLC, in connection with the acquisition by the Company’s subsidiary of its patented and patent-pending extraction technologies (see Note 13, Guaranty Agreements, above). The Company has separately agreed to indemnify and hold Viridis and its affiliates harmless from any and all losses, costs and expenses incurred by Viridis and its affiliates in connection with its and their various investments with the Company as well as Viridis’ guarantees of Company’s obligations. During the year ended December 31, 2013, the Company paid an indemnification obligation to Viridis of $450,000, $250,000 of which was paid in the form of a debenture (see Note 11, Debt Obligations, above). These amounts are shown as other expense in the accompanying financial statements. The Company has agreed to indemnify and hold Viridis harmless from any and all losses, costs and expenses incurred by Viridis in connection with its guaranty of the Company’s obligations and its investments with the Company.

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock (“CWT Preferred Shares”) with a face value of $10 per preferred share (see Note 5, Shareholders’ Equity, above). The CWT Preferred Shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the CWT Preferred Shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion CWT Preferred Shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 13, Guaranty Agreement, above).

NOTE 18	INCOME TAXES

The Company adopted the provisions of ASC 740 Income Taxes. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and at December 31, 2008, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of December 31, 2013, no interest related to uncertain tax positions had been accrued. The Company provides for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The provision for income taxes for the years ended December 31, 2013 and December 31, 2012 consisted of the following:

	2013	2012
Current provision:
Federal	$43,948	$70,795
State	--	--
Total current provision	43,948	70,795

Deferred provision (benefit) for tax:
Federal	--	--
State	--	--
Total deferred provision (benefit) for tax	--	--

Total provision for tax	$43,948	$70,795

The Company’s total deferred taxes asset and valuation allowance as of December 31, 2013 and 2012 are as follows:

	2013	2012
NOL carryforwards	13,419,356	$12,494,171

Differences in financial statement and tax accounting for:
Allowance for doubtful accounts receivable	(70,650)	(235,500)
Property, equipment and intangible assets	--	--
Net deferred tax asset	13,348,706	12,258,671

Less valuation allowances	(13,348,706)	(12,258,671)
Total deferred tax asset, net of valuation allowance	$--	$--

In assessing whether the deferred tax assets are realizable, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, Management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The increase in valuation allowance for 2013 was $1,090,035.

NOTE 19	SUBSEQUENT EVENTS

On March 7, 2014, the Company filed a Preliminary Schedule 14C notifying its shareholders that the Board of Directors and the majority shareholder had adopted a resolution to amend the articles of incorporation so as to effect a reverse split of the Company’s common stock in a ratio of 1-for-100.  The Company anticipates that the reverse split will become effective in April 2014 when the amendment of the articles of incorporation will be filed with the Delaware Secretary of State.

ITEM 9	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2013.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of the company’s internal control over financial reporting, management identified the following material weakness in the company’s internal control over financial reporting as of December 31, 2013. Management determined that at December 31, 2013, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements. This material weakness resulted in the identification of adjustments during the financial statement close process that have been recorded in the financial statements.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2013, based on the Internal Control—Integrated Framework issued by COSO.

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

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Kevin Kreisler	40	Chairman of the Board
Edward Carroll	46	Director, Chief Executive Officer & Chief Financial Officer
David Winsness	45	Director, Chief Technology Officer
Greg Barlage	48	Director, Chief Operating Officer
Richard Krablin	68	Director, Executive Vice President

Kevin Kreisler is the founder and chairman of GreenShift Corporation. Mr. Kreisler has been responsible for devising the Company’s business plans, hiring the Company’s management and technologists, and directing the financing, acquisition, development and commercialization of the Company’s technologies. Mr. Kreisler served as the Company’s vice president from 1998 to 2000, president from 2000 to 2002, chief executive officer from 2002 to 2013 and has served as the Company’s chairman from 2005 to the present. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

Edward Carroll joined GreenShift as Chief Financial Officer in August 2007.  Since October 2013, Mr. Carroll has also served as GreenShift’s chief executive officer. Mr. Carroll has over 13 years in investment banking and corporate finance. Mr. Carroll has been credited with setting the current strategy of the company; he has been heavily involved in sales and product development.  Mr. Carroll is involved in all aspects of negotiating new contracts.  Mr. Carroll has experience executing mergers & acquisitions and large scale transactions to increase shareholder value.  Prior to joining GreenShift, Mr. Carroll worked at Daiwa Securities where he was an officer in the Mergers & Acquisitions group. Through this experience, he has developed an expertise in several industry sectors, including alternative fuels, energy, consumer products and general manufacturing. Mr. Carroll holds a Bachelor of Science in Finance with a Minor in Asian Studies from Saint John's University, and an MBA in Finance from the American Graduate School of International Management (Thunderbird). Mr. Carroll also has military experience as a former infantry officer in the United States Army.

David Winsness has been employed by GreenShift as chief technology officer since January 2007.  From 2005 until 2007 Mr. Winsness was the chief technology officer for one of GreenShift’s subsidiaries.  In those positions, Mr. Winsness has led the commercialization effort for technologies and has spearheaded the addition of over a dozen patented and patent pending technologies to GreenShift’s portfolio, many of which were developed and authored directly by Mr. Winsness, including GreenShift’s Corn Oil Extraction Technology. Mr. Winsness is a graduate of Clemson University (B.S., Mechanical Engineering) and he has spent his professional career as a process engineer in the chemical, food, pharmaceutical and power generation markets. Prior to accepting a position with GreenShift, Mr. Winsness served as chief technology officer and eventually chief executive officer of Vortex Dehydration Technology where he directed the research, development and commercialization of a technology that is now GreenShift’s Tornado Generator™.

Gregory Barlage has been employed by GreenShift as chief operating officer since January 2007.  From 2005 to 2007 Mr. Barlage was employed by GreenShift with responsibilities for marketing. From 1998 to 2005 Mr. Barlage was employed as Market Manager by Alfa Laval, a global leader in heat transfer, separation, and fluid handling solutions. There he was responsible for all capital equipment sales to the meat processing and vegetable oil processors in the U.S. In this position he effectively reformed the sales team to grow sales and innovate with new products and systems for these industries. Notably, Mr. Barlage lead the Alfa Laval team as it worked with GreenShift’s management in the commercialization of its proprietary corn oil extraction technology. Mr. Barlage has also worked on the engineering and installation of a commercial scale version of GreenShift’s Tornado Generator™ technology located in Joplin, Missouri, where it effectively processes and dehydrates poultry products into highly nutritional and shelf stable products. This system operates 24 hours per day, 5 days per week and also uses Alfa Laval heat transfer and centrifuge components in conjunction with the Tornado Generator™ to produce high quality animal fats, chicken broth and dehydrated poultry proteins. Mr. Barlage has a B.S. in Electrical Engineering from the University of Toledo, Toledo, Ohio, and an MBA from the University of St. Thomas, Minneapolis.

Richard Krablin joined GreenShift in 2003 as chief compliance officer.  Mr. Krablin currently serves as GreenShift’s executive vice president in charge of special projects. Dr. Krablin directs GreenShift’s environmental, health and safety programs and plays an integral role in GreenShift’s research and development activities and other special projects. Prior to joining GreenShift, Dr. Krablin served as Senior Vice President of Environment, Health and Safety for Horsehead Industries, Inc., a leading zinc recycler. Dr. Krablin administered Horsehead’s compliance as it extracted zinc from electric arc furnace dust, a hazardous waste produced by the steel industry. Prior to joining Horsehead, Dr. Krablin had a multi-tasked career with Atlantic Richfield Company (ARCO) where he directed the worldwide environmental affairs of the mining and mineral processing subsidiary and managed the legacies and Superfund sites of the former Anaconda Co. Dr. Krablin started his industry career with The Anaconda Co. in Montana. Dr. Krablin has a Ph.D. and M.S. in physics from Drexel University in Philadelphia and a B.S. in physics from Lafayette College, and is a graduate of the Stanford Executive Program for business leaders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2013, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

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

AUDIT COMMITTEE; COMPENSATION COMMITTEE; NOMINATING COMMITTEE

The Board of Directors does not have an audit or a nominating committee, due to the small number of directors. If nominations to the Board of Directors are proposed, all directors will be involved in the determination. The compensation committee is comprised of Richard Krablin and Gregory Barlage.  They are responsible for researching the industry to ensure that the Company is on par with industry levels of employee compensation.

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

The following table sets forth all compensation awarded to, earned by, or paid by GreenShift Corporation and its subsidiaries (or by third parties as compensation for services to GreenShift Corporation or its subsidiaries) to Kevin Kreisler, who was the Company’s Chief Executive Officer until October 18, 2013, Ed Carroll, the Company’s Chief Financial Officer and its Chief Executive Officer after October 18, 2013, David Winsness, the Company’s Chief Technology Officer, Greg Barlage, the Company’s Chief Operating Officer,  and Dr. Richard Krablin, the Company’s Executive Vice President, Special Projects.

Name	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation

Kevin Kreisler	2013	$250,000	--	--	--	--
	2012	250,000	--	--	--	--
	2011	219,250	--	--	--	--

Edward Carroll	2013	250,000	--	--	--	--
	2012	250,000	--	--	--	--
	2011	223,077	50,000	--	--	--

David Winsness	2013	250,000	--	--	--	--
	2012	250,000	--	--	--	--
	2011	153,846	--	--	--	--

Greg Barlage	2013	150,000	--	--	--	--
	2012	150,000	--	--	--	--
	2011	122,692	--	--	--	--

Richard Krablin	2013	150,000	--	--	--	--
	2012	150,000	--	--	--	--
	2011	133,769	--	--	--	--

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements effective March 20, 2008 with each of its officers. Each agreement provides for an annual salary listed above, periodic bonuses, four weeks of vacation and participation in any employee plans made available to all Company employees. The agreements terminate on March 20, 2018.

COMPENSATION OF DIRECTORS

None.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the voting stock beneficially owned by any person who, to our knowledge, owned beneficially more than 5% of any class of voting stock as well as by the members of our Board of Directors and by all officers and directors as a group.

Name and Address Of Beneficial Owner(1)	Common	% of Class	Series B Preferred	% of Class	Series D Preferred	% of Class	Percentage of Voting Power(4)

Kevin Kreisler(2)	149	<0.01%	--	--	800,000	92.75%	64.92%
Edward Carroll(3)	167	<0.01%	393,183	13.56%	--	--	--
David Winsness(3)	98	<0.01%	360,933	12.45%	--	--	--
Greg Barlage(3)	109	<0.01%	356,478	12.30%	--	--	--
Richard Krablin(3)	59	<0.01%	376,183	12.99%	--	--	--

Officers and Directors as a group (5 persons)	581	<0.01%	1,486,777	51.30%	800,000	92.75%	64.93%

(1)	The address of each shareholder is c/o GreenShift Corporation, 5950 Shiloh Road East, Suite N, Alpharetta, Georgia, 30005.

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

During the year ended December 31, 2013, MIF forgave $5,793 of the amount due from the Company for no additional consideration. During the year ended December 31, 2012, MIF forgave $187,500 of the amount due from the Company for no additional consideration. Also during the year ended December 31, 2012, the Company’s chairman transferred approximately $146,000 in deferred salaries owed to him by the Company to Viridis Capital, LLC in the form of additional principal under a debenture held by Viridis. On the same date, all principal and interest owed to Viridis by the Company were assigned to MIF.  During the year ended December 31, 2012, various other related party employees waived an aggregate of $637,111 in deferred compensation from prior years.

Between January 1, 2008 and December 31, 2010, Viridis, MIF, Acutus, and management personnel provided the Company with the cash resources we needed for our overhead needs, including all legal expenses incurred in the prosecution of infringing use of our patented technologies. Viridis is owned by our chairman, MIF is owned by a family member of our chairman, and Acutus is owned by our chairman's attorney. In addition, Viridis has guaranteed all of the Company’s debt due to YA Global and all amounts due to Cantrell Winsness Technologies, LLC, in connection with the acquisition by the Company’s subsidiary of its patented and patent-pending extraction technologies (see Note 13, Guaranty Agreements, above). The Company has separately agreed to indemnify and hold Viridis and its affiliates harmless from any and all losses, costs and expenses incurred by Viridis and its affiliates in connection with its and their various investments with the Company as well as Viridis’ guarantees of Company’s obligations. During the year ended December 31, 2013, the Company paid an indemnification obligation to Viridis of $450,000, $250,000 of which was paid in the form of a debenture (see Note 11, Debt Obligations, above). These amounts are shown as other expense in the accompanying financial statements. The Company has agreed to indemnify and hold Viridis harmless from any and all losses, costs and expenses incurred by Viridis in connection with its guaranty of the Company’s obligations and its investments with the Company.

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock (“CWT Preferred Shares”) with a face value of $10 per preferred share (see Note 5, Shareholders’ Equity, above). The CWT Preferred Shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the CWT Preferred Shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion CWT Preferred Shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 13, Guaranty Agreement, above).

DIRECTOR INDEPENDENCE

None of the members of our Board of Directors are independent, as “independent” is defined in the rules of the NYSE Amex.

PART IV

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

Fees for professional services provided by GreenShift’s independent auditors, Rosenberg, Rich, Baker Berman and Company for the years ended December 31, 2013 and 2012 are as follows:

Audit Fees

Rosenberg Rich Baker Berman & Co. billed $91,000 to the Company for professional services rendered for the audit of fiscal 2013 financial statements and review of the financial statements included in fiscal 2013 10-Q filings. Rosenberg Rich Baker Berman & Co. billed $69,515 to the Company for professional services rendered for the audit of fiscal 2012 financial statements and review of the financial statements included in fiscal 2012 10-Q filings.

Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company during fiscal 2013 for assurance and related services that are reasonably related to the performance of the 2012 audit or review of the quarterly financial statements. Rosenberg Rich Baker Berman & Co. billed $0 to the Company during fiscal 2012 for assurance and related services that are reasonably related to the performance of the 2011 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co. billed $50,000 to the Company during fiscal 2012 for professional services rendered for tax compliance, tax advice and tax planning. Rosenberg Rich Baker Berman & Co. billed $0 to the Company during fiscal 2013 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees.

Rosenberg Rich Baker Berman & Co. billed $6,190 to the Company in fiscal 2013 and $0 in fiscal 2012 for services not described above.

It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services must be pre-approved by the Board of Directors, acting in lieu of an audit committee. All of the services described above were approved by the Board of Directors.

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are exhibits filed as part of GreenShift’s Form 10K for the year ended December 31, 2013:

INDEX TO EXHIBITS

Exhibit Number	Description

3(a)	Certificate of Incorporation, as amended – filed as an Exhibit to the Registration Statement on Form SB-2 (File No. 333-116946) filed on June 29, 2004, and incorporated herein by reference

3(a)(1)	Certificate of Amendment of Certificate of Incorporation – filed as an Exhibit to the Current Report on Form 8-K filed on July 20, 2006, and incorporated herein by reference.

3(a)(2)	Certificate of Amendment of Certificate of Incorporation – filed as an Exhibit to the Current Report on Form 8-K filed on February 22, 2007, and incorporated herein by reference.

3(a)(3)	Certificate of Amendment of Certificate of Incorporation – filed as an Exhibit to the Current Report on Form 8-K filed on December 11, 2007 and incorporated herein by reference.

3(a)(4)	Certificate of Amendment of Certificate of Incorporation filed as an Exhibit to the Current Report on Form 8-K filed on February 13, 2008 and incorporated herein by reference.

3(a)(5)	Certificate of Amendment of Certificate of Incorporation filed as an Exhibit to the Current Report on Form 8-K filed on September 9, 2009 and incorporated herein by reference.

3(a)(6)	Certificate of Amendment of Certificate of Incorporation filed as an Exhibit to the Current Report on Form 8-K filed on April 5, 2010 and incorporated herein by reference.

3(a)(7)	Certificate of Amendment of Certificate of Incorporation filed as an Exhibit to the Current Report on Form 8-K filed on August 9, 2010 and incorporated herein by reference.

3(a)(8)	Corrected Certificate of Correction of Certificate of Amendment of Certificate of Incorporation filed in the State of Delaware on February 12, 2014.

3(b)	By-Laws - filed as an Exhibit to the Registration Statement on Form SB-2 (File No. 333-116946) filed on June 29, 2004, and incorporated herein by reference

10(a)	Agreement to Accept Collateral dated June 17, 2010 - filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated hereby by reference.

10(b)	Amended and Restated Secured Convertible Debenture dated July 31, 2010- filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated hereby by reference.

10(b)(1)	First Amendment to Amended and Restated Secured Convertible Debenture dated February 29, 2012.

10(c)
Amended Global Guaranty Agreement dated as of June 17, 2010 among Kevin Kreisler, Viridis Capital, LLC, GreenShift Corporation and YA Global Investments, L.P. - filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated hereby by reference.

10(d)	Employment Agreement dated March 20, 2008 with Kevin Kreisler - filed as an Exhibit to Quarterly Report on Form 10-Q for the period ended September 30, 2013 and incorporated hereby by reference.

10(e)	Employment Agreement dated March 20, 2008 with Edward Carroll - filed as an Exhibit to Quarterly Report on Form 10-Q for the period ended September 30, 2013 and incorporated hereby by reference.

10(f)
Amended and Restated Technology Acquisition Agreement dated January 1, 2010 among GS CleanTech Corporation, Cantrell Winsness Technologies, LLC, David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis- filed as an Exhibit to Quarterly  Report on Form 10-Q for the period ended September 30, 2013 and incorporated hereby by reference

14	Code of Ethics- filed as an Exhibit to Current Report on Form 8-K filed on November 12, 2013 and incorporated hereby by reference

31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

GREENSHIFT CORPORATION

By:	/s/	EDWARD CARROLL
EDWARD CARROLL
Chief Executive Officer, Chief Financial Officer &
Chief Accounting Officer
Date:		March 31, 2014

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	EDWARD CARROLL
EDWARD CARROLL, Director
Chief Executive Officer, Chief Financial Officer &
Chief Accounting Officer
Date:		March 31, 2014

By:	/s/	DAVID WINSNESS
DAVID WINSNESS, Director
Date:		March 31, 2014

By:	/s/	GREG BARLAGE
GREG BARLAGE, Director
Date:		March 31, 2014

By:	/s/	RICHARD KRABLIN
RICHARD KRABLIN, Director
Date:		March 31, 2014