Form 10-Q
period 2014-03-31
GREENSHIFT CORP
filed 2014-05-16
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of May 14, 2014, there were 32,264,810 shares of common stock outstanding.

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	3/31/2014	12/31/2013
ASSETS

Current Assets:
Cash	$3,631,750	$3,896,312
Accounts receivable, net of doubtful accounts	1,030,364	1,173,490
Inventories, net	1,145,533	1,145,533
Prepaid expenses and other assets	33,012	43,201
Total current assets	5,840,659	6,258,536

Other Assets:
Intangible assets, net	23,581	24,381
Deposits	69,730	69,730
Total other assets	93,311	94,111

TOTAL ASSETS	5,933,970	6,352,647

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	6,297,599	6,952,217
Accrued expenses	5,548,848	5,076,202
Accrued expenses – deferred employee compensation	518,043	518,043
Income tax payable	55,604	55,604
Accrued interest payable	6,011,772	5,708,966
Accrued interest payable – related party	156,328	115,811
Billings in excess	190,290	70,000
Notes payable	1,367,045	1,367,045
Current portion of convertible debentures, net	23,780,029	24,934,052
Convertible debentures – related party	2,795,354	2,793,839
Amounts due to minority shareholders	545,842	545,842
Total current liabilities	47,266,753	48,137,621

Long term Liabilities:
Liability for preferred stock – related party	751,080	764,256
Convertible debentures	175,000	175,000
Total long term liabilities	926,080	939,256

Total Liabilities	48,192,834	49,076,877

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectively	2,481	2,481
Series D: 862,262 and 862,262 shares issued and outstanding, respectively	862	862
Common stock: $0.0001 par value, 2,500,000,000 authorized and 24,424,116 and 9,319,049 issued and outstanding, respectively	2,442	932
Additional paid in capital	120,801,624	120,408,479
Accumulated deficit	(163,066,272)	(163,136,983)
Total stockholders’ equity (deficit)	(42,258,863)	(42,724,230)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,933,970	$6,352,647

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended
	3/31/2014	3/31/2013

Revenue	$3,729,044	$3,157,899
Costs of goods sold	1,620,938	1,179,546
Gross profit	2,108,107	1,978,353

Operating expenses:
Sales, general and administrative expenses	1,528,461	1,606,941
Research and development	186,714	68,642
Total operating expenses	1,715,175	1,675,583

Income (loss) from operations	392,932	302,770

Other Income (Expense):
Gain (loss) on extinguishment of debt	--	10,884
Miscellaneous income	74	10,624
Change in conversion liabilities	83,333	39,105
Change in conversion liabilities - related party	(15,500)	(14,865)
Interest expense	(349,611)	(404,513)
Interest expense – related party	(40,517)	(45,993)
Total other income (expense), net	(322,221)	(404,758)

Income (loss) before provision for income taxes	70,711	(101,988)

(Provision for)/benefit from income taxes	--	--

Net income (loss)	$70,711	$(101,988)

Weighted average common shares outstanding, basic	15,664,027	949,496
Weighted average common shares outstanding, diluted	178,042,065,122	949,496

Earnings (Loss) per Share:
Income (loss) from continuing operations – basic	$0.00	$(0.11)

Income (loss) from continuing operations – diluted	$0.00	$(0.11)

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREEE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended
	3/31/2014	3/31/2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$70,711	(101,988))

Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Amortization of intangibles	801	801
Loss (gain) on extinguishment of debt	--	(10,884)
Change in conversion liabilities	(67,833)	(24,240)
Bad debt expense	--	12,000

Changes in operating assets and liabilities:
Accounts receivable	110,672	(394,212)
Costs in excess of earnings	--	844,939
Accrued revenue	32,454	--
Prepaid expenses	10,188	51,195
Inventory	--	(37,983)
Deposits	--	702
Deferred revenue	120,290	--
Accrued interest	349,611	400,407
Accrued interest – related party	40,517	45,993
Accounts payable and accrued expenses	(181,972)	418,073
Net cash provided by (used in) operating activities	485,438	1,204,803

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible debentures	(750,000)	(650,000)
Repayment of convertible debentures – related party bridge	--	(165,000)
Net cash provided by (used in) financing activities	(750,000)	(815,000)

Net increase (decrease) in cash	(264,562)	389,803
Cash at beginning of period	3,896,312	2,030,577
Cash at end of period	$3,631,750	$2,420,380

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

REFERENCES TO THE COMPANY

In this Quarterly Report on Form 10-Q, the terms “we,” “our,” “us,” “GreenShift,” or the “Company” refer to GreenShift Corporation, and its subsidiaries on a consolidated basis. The term “GreenShift Corporation” refers to GreenShift Corporation on a standalone basis only, and not its subsidiaries.

The condensed balance sheet at December 31, 2013 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. Several plants were licensed to use our technologies during 2013. During the three months ended March 31, 2014 three customers each provided over 10% of our revenue; during the three months ended March 31, 2013, three customers each provided over 10% of our revenue (See Note 4 Significant Accounting Policies for Revenue Recognition policies).

NOTE 3	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2014, the Company had $3,631,750 in cash, and current liabilities exceeded current assets by $41,426,094. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to satisfy our obligations will depend on our success in obtaining financing, our success in developing revenue sources, and our success in negotiating with the creditors. Management’s plans to resolve the Company’s working capital deficit include increasing revenue. There can be no assurances that the Company will be able to eliminate its working capital deficit and that the Company’s historical operating losses will not recur. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, “Earnings per Share,” whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the three months ended March 31, 2013, we reported net loss, and accordingly dilutive instruments were excluded from the net loss per share calculation for such periods.  During the three months ended March 31, 2014, we reported net income and accordingly included potentially dilutive instruments in the fully diluted net income per share calculation and the dilutive effect of convertible instruments were determined by application of the if-converted method.

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

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended March 31, 2014:

Embedded conversion liabilities as of March 31, 2014:
Level 1	$--
Level 2	--
Level 3	2,522,117
Total conversion liabilities	$2,522,117

The following table reconciles, for the period ended March 31, 2014, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2013	$2,646,118

Present value of beneficial conversion features of new debentures	52,177
Accretion adjustments to fair value – beneficial conversion features	16,100
Reductions in fair value due to repayments/redemptions	(163,272)
Reductions in fair value due to principal conversions	(29,006)
Balance at March 31, 2014	$2,522,117

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

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company’s licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at March 31, 2014 and December 31, 2013 were $1,145,533 and $1,145,533, respectively.

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

NOTE 8	DEBT OBLIGATIONS

The following is a summary of the Company’s financing arrangements as of March 31, 2014:

3/31/2014
Current portion of long term debt:
Mortgages and other term notes	$21,743
Current portion of subsidiary notes payable	1,345,302
Total current portion of long term debt	$1,367,045

Current portion of convertible debentures:
YA Global Investments, L.P., 6% interest, conversion at 90% of market	$16,800,039
Andypolo, LP, 6% interest, conversion at 90% of market	3,495,766
Better Half Bloodstock, Inc., 0% interest, conversion at 90% of market	50,000
Circle Strategic Allocation Fund, LP, 6% interest, conversion at 90% of market	73,216
Dakota Capital, 6% interest, conversion at 90% of market	293,022
EFG Bank, 6% interest, conversion at 90% of market	155,313
Empire Equity, 6% interest, conversion at 90% of market	125,000
Epelbaum Revocable Trust, 6% interest, conversion at 90% of market	120,160
JMC Holdings, LP, 6% interest, conversion at 90% of market	184,850
Dr. Michael Kesselbrenner, 6% interest, conversions at 90% of market	15,123
May Davis, 6% interest, conversion at 90% of market	53,585
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	3,159
Morano, LLC, 6% interest, no conversion discount	79,394
Susan Schneider, 6% interest, conversions at 90% of market	13,839
Stuttgart, LP, 6% interest, conversion at 90% of market	113,440
Westmount International Holdings Limited, 6% interest, conversion at 90% of market	34,029
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	2,440,119
Viridis Capital, LLC, 6% interest, conversion at 50% of market	100,000
Related Party Debenture, 6% interest, no conversion discount	156,750
Conversion liabilities	2,268,582
Total current portion of convertible debentures	$26,575,383

Long term convertible debentures:
Gerova Asset Backed Holdings, LP, 2% interest, no conversion discount	175,000
Total long term convertible debentures	$175,000

A total of $24,481,801 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of March 31, 2014 and the Company’s ability to meet such obligations:

Year	Amount
2014	$25,673,846
2015	--
2016	--
2017	--
2018	175,000
Thereafter	--
Total minimum payments due under current and long term obligations	$25,848,846,

YA GLOBAL INVESTMENTS, L.P.

In 2012 the Company and its subsidiaries entered into a series of agreements with YA Global Investments, L.P. (“YA Global”) pursuant to which existing obligations from the Company to YA Global were replaced by an amended and restated convertible debenture in the amount of $33,308,023 (the “A&R Debenture”).  The A&R Debenture bears interest at the rate of 6% per annum and provides the holder with the right, but not the obligation, to convert any portion of the A&R Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date. A holder of the A&R Debenture will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the Company’s outstanding common shares. The A&R Debenture is additionally subject to ongoing compliance conditions, including the absence of change of control events and timely issuance of common shares upon conversion.

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
The Company accounted for the A&R Debenture in accordance with ASC 480, “Distinguishing Liabilities from Equity,” as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company’s common shares. During the three months ended March 31, 2014, the Company paid $750,000 in cash towards the principal balance of the A&R Debenture.  During the three months ended March 31, 2014, YA Global assigned $475,000 of its principal due on the A&R Debenture to three of its equity-holders, which assignment reduced the principal balance due to YA. The Company had determined the fair value of the A&R Debenture at December 31, 2013 to be $19,675,780 which represented the face value of the debenture plus the present value of the conversion feature. During the three months ended March 31, 2014, the Company recognized a decrease in the conversion liability relating to the A&R Debenture of $119,730 for assignments and/or repayments during the period. The carrying value of the A&R Debenture was $18,444,710 at March 31, 2014, including principal of $16,800,039 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $1,644,671 at March 31, 2014 to its estimated settlement value of $1,767,561 at December 31, 2014. Interest expense of $257,758 for the A&R Debenture was accrued for the three months ended March 31, 2014.

Included in the balance of the A&R Debenture is an accrual that the Company made in 2012 as a result of certain indemnification obligations that arose from the Company’s transactions with YA Global’s affiliate, YA Corn Oil.  The initial accrual was approximately $1.2 million. The Company's accrual is evaluated at the completion of each reporting period, and additional expense or income will be recognized in the future should an event come to pass which either justifies reduction or removal of the liquidated damages accrual, or otherwise gives rise to an actual or a potential, but determinable, expense.  An estimate of this amount cannot be made at this time.

ASSIGNEES OF YA GLOBAL INVESTMENTS, L.P.

From time to time since 2011, YA Global has subdivided the A&R Debenture (or its predecessor obligation) and assigned portions to individuals and entities that are equity-holders in YA Global.  As of March 31, 2014, fifteen assignees of YA Global held debentures with an aggregate balance of $4,730,499 (the “Assignee Debentures”).  The terms of the Assignee Debentures are substantially identical.  The Assignee Debentures bear interest at 6% per annum, except that debentures in the principal amount of $50,000 that were issued in exchange for assigned accrued interest do not bear interest. The holder of an Assignee Debenture has the right, but not the obligation, to convert any portion of the Assignee Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Assignee Debentures mature on December 31, 2014.

The Company accounted for the Assignee Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each Assignee Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the aggregate value of the Assignee Debentures at December 31, 2013 to be $5,149,206 which represented the aggregate face value of the debentures of $4,634,512 plus the present value of the conversion feature. During the three months ended March 31, 2014, the Company made payments against the Assignee Debentures which resulted in a $16,381 reduction of the fair value of the conversion liability for the period. The carrying value of the Assignee Debentures was $5,225,926 at March 31, 2014, including principal of $4,730,499 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $525,427 as of March 31, 2014.  Interest expense of $70,122 for these obligations was accrued for the three months ended March 31, 2014.

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

As of April 1, 2013, the Company issued a $250,000 debenture to Viridis Capital, LLC (“Viridis” and the “Viridis Debenture”) in exchange for full satisfaction of expenses and costs that were incurred by Viridis in connection with its guaranty of the Company’s obligations (see Note 12, Related Party Transactions, below).  Viridis shall have the right, but not the obligation, to convert any portion of the Viridis Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 50% of the 20 day volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  $150,000 of the Viridis Debenture was paid during the year ended December 31, 2013. The Company accounted for the Viridis Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Viridis Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Viridis Debenture upon issuance to be $477,273 which represented the face value of the debenture of $250,000 plus the present value of the conversion feature. A $150,000 portion of the Viridis Debenture was assigned to a related party resulting in a $136,364 reduction of the fair value of the conversion liability for the period and accretion of $6,061 was recognized during 2013.  The carrying value of the Viridis Debenture was $198,485 at March 31, 2014, including principal of $100,000 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $98,485 at December 31, 2013 to its estimated settlement value of $100,000 at June 30, 2014.  Interest expense of $1,479 for these obligations was accrued for the three months ended March 31, 2014.

OTHER DEBENTURES

During the year ended December 31, 2012, the Company incurred $175,000 in convertible debt to Gerova Asset Back Holdings, LP (“Gerova” and the “Gerova Debenture”). Gerova shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company’s common stock at a rate equal to 100% of the closing market price for the Company’s common stock for the day preceding the conversion date.  Gerova delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company’s former guaranty agreement with Gerova. The balance of the Gerova Debenture was $175,000 at March 31, 2014. Interest expense of $863 for these obligations was accrued for the three months ended March 31, 2014.

During the year ended December 31, 2013, Minority Interest Fund (II), LLC assigned $200,000 of its convertible debt to Nicholas J. Morano, LLC (“Morano” and the “Morano Debenture”).  Morano shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at 100% of the market price for the Company’s common stock at the time of conversion.  During the three months ended March 31, 2014, $29,672 in principal was converted into common stock.  The balance of the Morano Debenture was $79,394 at March 31, 2014. Interest expense of $1,439 for these obligations was accrued for the three months ended March 31, 2014.

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

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into 0.025 shares of common stock. Upon the declaration of dividends on common stock, the holders would be entitled to cumulative dividend rights equal to that of the holders of the number of shares into which the Series B Preferred Shares are convertible, and have voting privileges of one vote to every one common share. At March 31, 2014 and December 31, 2013, there were 2,480,544 shares of Series B Preferred Stock issued and outstanding.

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

SERIES F PREFERRED STOCK

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock with a face value of $10 per preferred share. The Series F preferred shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the Series F preferred shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion Series F preferred shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 9, Guaranty Agreements, above). The Company accounted for the Series F preferred shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible Series F preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares.  The Company determined the value of the Series F preferred shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the three months ended March 31, 2014, the Company recognized a reduction in conversion liability at present value of $27,161 for royalties paid under the agreement, and recorded an expense of $13,985 for the accretion to fair at March 31, 2014, including the grant date value plus the accretion less redemptions of the conversion liability during the year. The liability for the conversion feature shall increase from its present value of $253,535 at March 31, 2014 to its estimated settlement value of $727,193 at June 10, 2020.

The only conditions under which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

COMMON STOCK

The Company completed a 1 for 100 reverse stock split on March 15, 2014. This stock split became effective under applicable laws on April 15, 2014. All stock prices, share amounts, per share information, stock options and stock warrants in this report reflect the impact of the reverse stock split. Every hundred shares of issued and outstanding Company common stock was automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. All fractional shares resulting from the reverse split were rounded to a full share.

During the three months ended March 31, 2014 and 2013, the Company issued a total of 15,105,067 shares and 420,407 shares of common stock, respectively, upon conversion in period of $338,488 and $651,749, respectively, of principal and accrued interest due pursuant to the Company’s various convertible debentures (see Note 8, Debt Obligations, above).

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

GreenShift Corporation, GS CleanTech Corporation, and (non-party) GS COES are parties to an action entitled Nosan, et al. v. GS CleanTech, GreenShift Corporation, YA Global Investments, LP, and Green Plains Commodities LLC, previously pending in the Lenawee County, Michigan Circuit Court as Case No. 11-4292-CK, a case filed by the same nineteen plaintiffs as a companion case to Case No. 11-4069-CK. The Plaintiffs filed this action after the Court denied their request to file an Amended Complaint against GS CleanTech Corporation, GreenShift Corporation, YA Global Investments, and Green Plains Commodities, LLC in Case No. 11-4069-CK. The Complaint alleges that GS CleanTech Corporation breached its obligation to repay the same $1,734,579 loan. The Complaint also alleges that the Defendants violated the Plaintiffs' claimed security interest and improperly sold the corn oil extraction equipment. In addition to the claims for breach of the notes, the Complaint includes claims for civil conspiracy, specific performance and declaratory judgment, contract implied in law/unjust enrichment, and conversion. Pursuant to the Asset Purchase Agreement entered into between GS COES and Green Plains Commodities, LLC, GS COES has agreed to assume the defense of Green Plains Commodities, LLC in this action. This case was dismissed by the trial court on July 2, 2012 based on the principles of res judicata and collateral estoppel, in light of the Court's ruling in case No. 11-4069-CK, and Plaintiffs filed an appeal with the Michigan Court of Appeals. The case is now before the Michigan Court of Appeals and all parties are awaiting a decision after briefing and oral arguments. GS COES intends to continue to vigorously defend this action. At this stage, we cannot evaluate the likelihood of an unfavorable outcome. In the event of an adverse judgment, damages could range from $2,500,000 to $3,500,000.

GreenShift Corporation, GS CleanTech Corporation and GS COES (Yorkville I), LLC, was party to the matter captioned Dynalectric of Michigan II, Inc. v. Biofuels Industries Group, et al, Lenawee County, Michigan Circuit Court Case No. 09-3584-CK.  This case was consolidated with Case Nos. 09-3479-CK and 09-3321-CK, which also involved the collection of construction lien claimants (Overhead Door and Detroit Boiler) related to BIG. The parties entered into a settlement agreement covering all the pending claims on December 17, 2013, pursuant to which the GreenShift entities agreed to pay the BIG bankruptcy trustee the sum of $125,000 in exchange for a release of all claims, subject to bankruptcy court approval.  GreenShift paid the settlement amount in 2013. The bankruptcy court approved the settlement on March 4, 2014, and the parties are in the process of concluding the settlement.

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

On June 28, 2010 JMJ Financials commenced an action entitled JMJ Financial v. GreenShift et. al., in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, State of Florida, alleging breach of contract and other causes of action for which the plaintiff seeks damages of about $300,000 plus costs. In January 2013 judgment in the amount of $600,026 was entered by default against GreenShift and its co-defendants.  The Company has agreed to pay $350,000 in full settlement and release of any obligations. The Company made payments totaling $189,583 during 2013, with eight monthly remaining payments of $14,583 due through November 2014.  The settlement and release will be effective as long as the required payments are madetimely or defaults due to late payment are cured within five days of the written notice of default has been sent. The Company is permitted two events of default under the terms of the settlement.

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

Between January 1, 2008 and December 31, 2010, Viridis, MIF, Acutus, and management personnel provided the Company with the cash resources we needed for our overhead needs, including all legal expenses incurred in the prosecution of infringing use of our patented technologies. Viridis is owned by our chairman, MIF is owned by a family member of our chairman, and Acutus is owned by our chairman's attorney. In addition, Viridis has guaranteed all of the Company’s debt due to YA Global and all amounts due to Cantrell Winsness Technologies, LLC, in connection with the acquisition by the Company’s subsidiary of its patented and patent-pending extraction technologies (see Note 9, Guaranty Agreements, above). The Company has separately agreed to indemnify and hold Viridis and its affiliates harmless from any and all losses, costs and expenses incurred by Viridis and its affiliates in connection with its and their various investments with the Company as well as Viridis’ guarantees of Company’s obligations. During the year ended December 31, 2013, the Company paid an indemnification obligation to Viridis of $450,000, $250,000 of which was paid in the form of a debenture (see Note 8, Debt Obligations, above). These amounts are shown as other expense in the accompanying financial statements. The Company has agreed to indemnify and hold Viridis harmless from any and all losses, costs and expenses incurred by Viridis in connection with its guaranty of the Company’s obligations and its investments with the Company.

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

NOTE 13	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the three months ended March 31, 2014 and 2013:

	3/31/2014	3/31/2013
Cash paid for the following:
Interest	$--	$--
Total interest paid in cash	--	--

Supplemental disclosure of non-cash investing and financing activities:
Debentures converted into common stock	$338,488	$651,749
Reductions of conversion liabilities from debt conversions	56,167	56,847
Forgiveness of affiliate payable	--	5,793

NOTE 14	SUBSEQUENT EVENTS

Effective on April 25, 2014, the Company retired convertible debentures with an aggregate outstanding balance of $3,700,000, consisting of outstanding principal and interest of $3,609,206 and $90,794, respectively. The Company made a cash payment of $1,400,000 to retire the debentures.

The debt retirement is expected to reduce the Company’s annual interest charge by approximately $215,000 (6% interest per year on the $3,609,206 of principal being retired).

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

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” “may,” “could,” “should,” “will,” or similar expressions. Any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements contained herein reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors of our annual report on Form 10-K for the year ended December 31, 2013. Specifically, we may experience significant fluctuations in future operating results due to the uncertain results of pending patent litigation as well as a number of economic conditions, including, but not limited to, competition, the actions of third parties infringing our patents, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation or to the laws upon which our intellectual property rights are based, the timely completion of corn oil extraction projects by our licensees, the amount of corn oil recovered by our licensees, and other risk factors detailed in our reports filed with the SEC. Actual results may differ materially from projected results due, without limitation, to unforeseen developments.

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

We also maintain our strong commitment to continued innovation and have many additional patents pending outside of the ethanol industry.  We are conducting significant research and development in similar bio-products in other large industries where underutilized bio-components can be modified, improved or redesigned for higher value uses with valuable green credentials due to their bio based origins. We have bio-products in various stages of commercial development.

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

COMPONENTS OF REVENUES AND EXPENSES

Our revenues are derived from our technology licensing activities and the provision of related products and services. We issue royalty-bearing licenses to ethanol producers that use our patented and patent-pending technologies. In return, we receive ongoing royalty fees under our license agreements that are based on the market value of the corn oil produced by our licensees. Our license agreements also call for our provision of technical services to our licensees, which we provide to maximize the benefit of our technologies to our clients and, derivatively, us by way of increased royalty income. These services include design, procurement, integration and ongoing support services. During 2014 and 2013, some of our license agreements provided for royalties in the form of a discounted corn oil purchase price. In these cases, our royalty payments were equal to the gross profit realized upon sale of corn oil, or the difference between the market price of the corn oil produced and our discounted purchase price in each relevant license.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues for the three months ended March 31, 2014 were $3.7 million as compared to $3.2 million generated during the three months ended March 31, 2013. Revenue in future periods can be expected to increase as a result of our technology licensing activities, but will remain subject to variance in connection with a number of factors, including the rate at which our licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the three months ended March 31, 2014 were $1.6 million as compared to about $1.2 million for the same period last year. Gross profit for the three months ended March 31, 2014 was about $2.1 million as compared to about $2.0 million from the first quarter of 2013. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the three months ended March 31, 2014 and 2013 were about $1.7 million in each year. Operating expenses during 2014 included about $0.6 million in legal costs, incurred primarily in connection with our ongoing litigation for patent infringement and the completion of amended agreements with YA Global. By contrast, operating expenses during the first quarter of 2013 included about $0.8 million in professional fees incurred in connection with our ongoing litigation for patent infringement and completion of amended agreements with YA Global.

Other expense for the three months ended March 31, 2014 was about $0.3 million, as compared to other expense of about $0.4 million from 2013. The amount for 2014 included about $0.4 million in accrued interest as compared to about $0.5 million in accrued interest expense incurred in 2013, corresponding to a reduction of about 22% as a result of previously-disclosed debt reduction efforts. We additionally incurred about $375,000 in legal costs relating to the execution of amended agreements with YA Global during the first quarter 2013, 90% of which were recorded as deferred financing costs and were expensed ratably on a monthly basis over the remainder of 2013. Net income for three months ended March 31, 2014 was about $70,000 as compared to a net loss of about $100,000 during the same period in 2013.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to various lenders was about $25 million as of March 31, 2014, which amount included conversion liabilities of about $2.2 million. The change in value of these conversion liabilities during the first quarter of 2014 resulted in other income during the period of about $68,000.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity during 2014 was cash produced by our operations. During the three months ended March 31, 2014, we produced about $0.5 million in net cash in operating activities and used $750,000 in net cash in financing activities. During the three months ended March 31, 2013, we produced about $1.2 million in net cash in operating activities and used $815,000 in net cash in financing activities. Our cash balances at March 31, 2014 and December 31, 2013 were about $3.6 million and $3.9 million, respectively. The Company had a working capital deficit of about $41 million at March 31, 2014, about $27 million of which was attributable to current obligations convertible into Company common stock.

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

We owe about $22 million in debt to YA Global. During the three months ended March 31, 2014, we paid YA Global and its assignees a total of $750,000 in cash, and YA Global and its assignees collectively converted about $262,012 due under their debentures into shares of our common stock. On March 29, 2013, the Company and YA Global entered into an amended forbearance agreement pursuant to which the maturity date of the Company's outstanding debt to YA Global and its assignees was extended to December 31, 2014. The most recent amendment that occurred subsequent to the end of the first quarter further provides for cash payments by the Company of $217,500 per month until July 2014 when the payment increases to $261,000 per month and the reimbursement of certain legal costs and expenses. Repayment of the balance of these obligations in cash has been and remains an important objective for us, and we hope to complete a financing during 2014 to refinance and recapitalize all of our remaining convertible obligations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2014.

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

See Note 11 to the Consolidated Financial Statements for litigation events during the recent quarter.

ITEM 1A	RISK FACTORS

Our investors should consider the risks that could affect us and our business as set forth in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change from the risks set forth in that Report.

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

During the three months ended March 31, 2014, the Company issued a total of 15,105,067 shares to the Company’s various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $308,816. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity’s own account. There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of GreenShift’s Form 10-Q for the quarter ended March 31, 2014:

INDEX TO EXHIBITS

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

GREENSHIFT CORPORATION

By:	/s/	EDWARD CARROLL
EDWARD CARROLL
Chief Executive Officer &
Chief Financial and Accounting Officer
Date:		May 15, 2014