Form 10-Q
period 2014-06-30
GREENSHIFT CORP
filed 2014-08-13
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of August 14, 2014, there were 52,872,086 shares of common stock outstanding.

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	6/30/2014	12/31/2013
ASSETS

Current Assets:
Cash	$2,385,291	$3,896,312
Accounts receivable, net of doubtful accounts	1,357,268	1,173,490
Inventories, net	685,533	1,145,533
Prepaid expenses and other assets	44,579	43,201
Total current assets	4,472,671	6,258,536

Other Assets:
Intangible assets, net	22,780	24,381
Deposits	69,730	69,730
Total other assets	92,510	94,111

TOTAL ASSETS	4,565,181	6,352,647

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	6,743,328	6,952,217
Accrued expenses	5,628,892	5,076,202
Accrued expenses – deferred employee compensation	518,043	518,043
Income tax payable	55,604	55,604
Accrued interest payable	6,204,939	5,708,966
Accrued interest payable – related party	195,807	115,811
Deferred revenue	62,414	--
Billings in excess	--	70,000
Notes payable	1,367,045	1,367,045
Current portion of convertible debentures, net	18,740,694	24,934,052
Convertible debentures - related party	2,637,949	2,793,839
Amounts due to minority shareholders	545,842	545,842
Total current liabilities	42,700,558	48,137,621

Long term Liabilities:
Liability for preferred stock – related party	737,566	764,256
Convertible debentures	175,000	175,000
Total long term liabilities	912,566	939,256

Total Liabilities	43,613,124	49,076,877

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectively	2,481	2,481
Series D: 862,262 and 862,262 shares issued and outstanding, respectively	862	862
Common stock: $0.0001 par value, 2,500,000,000 authorized 40,917,469 and 9,319,049 shares issued and outstanding, respectively	4,090	932
Additional paid in capital	121,176,102	120,408,478
Accumulated deficit	(160,231,478)	(163,136,983)
Total stockholders’ equity (deficit)	(39,047,943)	(42,724,230)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,565,181	$6,352,647

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months Ended		Six Months Ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013

Revenue	$4,109,835	$4,742,941	$7, 838,879	$7,900,840
Costs of goods sold	1,589,259	2,454,161	3,210,196	3,633,707
Gross profit	2,520,576	2,288,780	4,628,683	4,267,133

Operating expenses:
Research and development	233,682	76,849	420,396	145,491
Sales, general and administrative expenses	2,045,033	1,881,746	3,573,494	3,488,687
Total operating expenses	2,278,715	1,958,595	3,993,890	3,634,178

Income from operations	241,861	330,185	634,793	632,955

Other Income (Expense):
Gain (loss) on extinguishment of debt	2,814,952	--	2,814,952	10,884
Other expense	--	(450,000)	--	(450,000)
Interest income	--	9,203	--	18,233
Miscellaneous income	3,981	9,487	4,055	11,081
Change in conversion liabilities	72,682	66,872	156,015	105,977)
Change in conversion liabilities - related party	39,160	(106,077)	23,660	(120,942)
Interest expense	(298,333)	(392,795)	(647,944)	(797,308)
Interest expense – related party	(39,479)	(45,873)	(79,996)	(91,866)
Total other income (expense), net	2,592,963	(909,183)	2,370,742	(1,313,941)

Income (loss) before provision for income taxes	2,834,824	(578,998)	2,905,535	(680,986)

(Provision for)/benefit from income taxes	(30)	(143,739)	(30)	(143,739)

Net income (loss)	$2,834,794	$(722,738)	$2,905,505	$(824,725)

Weighted average common shares outstanding, basic	47,517,598	1,495,677	23,406,066	1,215,832
Weighted average common shares outstanding, diluted	1,832,359,472	1,495,677	1,832,359,472	1,215,832

Earnings (Loss) per Share:
Net income (loss) per share – basic	$0.06	$(0.48)	$0.12	$(0.68)

Net income (loss) per share – diluted	$0.00	$(0.48)	$0.00	$(0.68)

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Six Months Ended
	6/30/2014	6/30/2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,905,505	(824,725)

Adjustments to reconcile net income loss) to net cash provided by (used in) operating activities:
Amortization of intangibles	1,601	1,601
Gain on extinguishment of debt	(2,814,952)	(10,884)
Change in conversion liabilities	(179,675)	14,965
Bad debt expense (recovery)	--	12,000

Changes in operating assets and liabilities:
Accounts receivable	(183,778)	(214,817)
Prepaid expenses	(1,378)	61,391
Inventory	460,000	834,850
Deposits	--	904
Deferred revenue	(7,586)	(113,750)
Accrued interest	647,944	779,586
Accrued interest – related party	79,996	91,866
Billings in excess	--	1,083,856
Income tax payable	--	84,600
Accounts payable and accrued expenses	443,802	1,523,499
Net cash provided by operating activities	1,351,479	3,324,944

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures – related party	--	250,000
Repayment of convertible debentures	(2,802,500)	(1,400,000)
Repayment of convertible debentures – related party bridge	(60,000)	(377,415)
Net cash provided by (used in) financing activities	(2,862,500)	(1,527,415)

Net increase (decrease) in cash	(1,511,021)	1,797,530
Cash at beginning of period	3,896,312	2,030,577
Cash at end of period	$2,385,291	$3,828,107

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

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

We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. Several plants were licensed to use our technologies during 2013. During the six months ended June 30, 2014 three customers each provided over 10% of our revenue or 53% of total revenue; during the six months ended June 30, 2013, three customers each provided over 10% of our revenue or 54% of total revenue (See Note 4 Significant Accounting Policies for Revenue Recognition policies).

NOTE 3	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2014, the Company had $2,385,291 in cash, and current liabilities exceeded current assets by $38,227,887. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to satisfy our obligations will depend on our success in obtaining financing, our success in developing revenue sources, and our success in negotiating with the creditors. Management’s plans to resolve the Company’s working capital deficit include increasing revenue. There can be no assurances that the Company will be able to eliminate its working capital deficit and that the Company’s historical operating losses will not recur. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, “Earnings per Share,” whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the three and six months ended June 30, 2014 , we reported net income and accordingly included potentially dilutive instruments in the fully diluted net income per share calculation. However, during the three months and six ended June 30, 2013, we reported net losses and, in accordance with ASC 260, dilutive instruments were excluded from the net loss per share calculation for such periods.

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

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the six months ended June 30, 2014:

Embedded conversion liabilities as of June 30, 2014:
Level 1	$--
Level 2	--
Level 3	2,010,853
Total	$2,010,853

The following table reconciles, for the period ended June 30, 2014, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2013	$2,646,118

Present value of beneficial conversion features of new debentures	134,563
Accretion adjustments to fair value – beneficial conversion features	32,299
Reductions in fair value due to repayments/redemptions	(346,537)
Gain on extinguishment related to conversion feature	(400,804)
Reductions in fair value due to principal conversions	(54,785)
Balance at June 30, 2014	$2,010,853

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

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company’s licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at June 30, 2014 and December 31, 2013 were $685,533 and $1,145,533, respectively.

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

NOTE 8	DEBT OBLIGATIONS

The following is a summary of the Company’s financing arrangements as of June 30, 2014:

6/30/2014
Current portion of long term debt:
Mortgages and other term notes	$21,743
Current portion of notes payable	1,345,302
Total current portion of long term debt	$1,367,045

Current portion of convertible debentures:
YA Global Investments, L.P., 6% interest, conversion at 90% of market	$15,393,660
Better Half Bloodstock, Inc., 0% interest, conversion at 90% of market	50,000
Circle Strategic Allocation Fund, LP, 6% interest, conversion at 90% of market	51,156
Dakota Capital Pty Limited, 6% interest, conversion at 90% of market	806,674
EFG Bank, 6% interest, conversion at 90% of market	149,301
Empire Equity, 6% interest, conversion at 90% of market	125,000
Epelbaum Revocable Trust, 6% interest, conversion at 90% of market	115,509
Highland Capital, 6% interest, conversion at 90% of market	110,000
JMC Holdings, LP, 6% interest, conversion at 90% of market	177,695
Dr. Michael Kesselbrenner, 6% interest, conversions at 90% of market	14,537
May Davis, 6% interest, conversion at 90% of market	26,671
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	3,036
Morano, LLC, 6% interest, no conversion discount	33,320
Susan Schneider, 6% interest, conversions at 90% of market	13,304
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	2,281,199
Viridis Capital, LLC, 6% interest, conversion at 50% of market	100,000
Related Party Debenture, 6% interest, no conversion discount	156,750
Conversion liabilities	1,770,832
Total convertible debentures	$21,378,643

Long term convertible debentures:
Gerova Asset Backed Holdings, LP, 2% interest, no conversion discount	175,000
Total long term convertible debentures	$175,000

A total of $19,782,811 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of June 30, 2014 and the Company’s ability to meet such obligations:

Year	Amount

2014	$20,974,856
2015	--
2016	--
2017	--
2018	175,000
Thereafter	--
Total minimum payments due under current and long term obligations	$21,149,856

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

The Company accounted for the A&R Debenture in accordance with ASC 480, “Distinguishing Liabilities from Equity,” as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company’s common shares. During the six months ended June 30, 2014, the Company paid $1,402,500 in cash towards the principal balance of the A&R Debenture. During the three months ended March 31, 2014, YA Global assigned $475,000 of its principal due on the A&R Debenture to three of its equity-holders, which assignment reduced the principal balance due to YA. The Company had determined the fair value of the A&R Debenture at December 31, 2013 to be $19,675,780 which represented the face value of the debenture plus the present value of the conversion feature. During the six months ended June 30, 2014, the Company recognized a decrease in the conversion liability relating to the A&R Debenture of $273,254 for assignments and/or repayments during the period and $6,090 from conversions of debt into common stock. The carrying value of the A&R Debenture was $16,882,060 at June 30, 2014, including principal of $15,393,660 and the value of the conversion liability. The liability for the conversion feature shall increase from its present value of $1,488,399 at June 30, 2014 to its estimated settlement value of $1,767,561 at December 31, 2014. Interest expense of $497,506 for the A&R Debenture was accrued for the six months ended June 30, 2014.

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

The Company accounted for the Assignee Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each Assignee Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the aggregate value of the Assignee Debentures at December 31, 2013 to be $5,149,206 which represented the aggregate face value of the debentures of $4,634,512 plus the present value of the conversion feature. During the six months ended June 30, 2014, the Company made payments against the Assignee Debentures which resulted in an $18,872 reduction of the fair value of the conversion liability for the period. In addition, the value was reduced by $400,804 for conversion features eliminated upon retirement of the related debentures (see below). The carrying value of the Assignee Debentures was $1,825,315 at June 30, 2014, including principal of $1,642,882 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $182,433 as of June 30, 2014.  Interest expense of $103,805 for these obligations was accrued for the six months ended June 30, 2014.

On April 25, 2014, the Company retired Assignee Debentures with an aggregate outstanding balance of $3,700,000, consisting of outstanding principal and interest of $3,609,206 and $90,794, respectively. The Company made a cash payment of $1,400,000 to retire the debentures. The debt retirement is expected to reduce the Company’s annual interest charge by approximately $215,000 (6% interest per year on the $3,609,206 of principal being retired).

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

As of April 1, 2013, the Company issued a $250,000 debenture to Viridis Capital, LLC (“Viridis” and the “Viridis Debenture”) in exchange for full satisfaction of expenses and costs that were incurred by Viridis in connection with its guaranty of the Company’s obligations (see Note 12, Related Party Transactions, below).  Viridis shall have the right, but not the obligation, to convert any portion of the Viridis Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 50% of the 20 day volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  $150,000 of the Viridis Debenture was paid during the year ended December 31, 2013. The Company accounted for the Viridis Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Viridis Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Viridis Debenture upon issuance to be $477,273 which represented the face value of the debenture of $250,000 plus the present value of the conversion feature. A $150,000 portion of the Viridis Debenture was assigned to a related party resulting in a $136,364 reduction of the fair value of the conversion liability for the period and accretion of $6,061 was recognized during 2013.  The carrying value of the Viridis Debenture was $200,000 at June 30, 2014, including principal of $100,000 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $100,000 at June 30, 2014.  Interest expense of $2,975 for these obligations was accrued for the six months ended June 30, 2014.

OTHER DEBENTURES

During the year ended December 31, 2012, the Company incurred $175,000 in convertible debt to Gerova Asset Back Holdings, LP (“Gerova” and the “Gerova Debenture”). Gerova shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company’s common stock at a rate equal to 100% of the closing market price for the Company’s common stock for the day preceding the conversion date.  Gerova delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company’s former guaranty agreement with Gerova. The balance of the Gerova Debenture was $175,000 at June 30, 2014. Interest expense of $1,736 for these obligations was accrued for the six months ended June 30, 2014.

During the year ended December 31, 2013, Minority Interest Fund (II), LLC assigned $200,000 of its convertible debt to Nicholas J. Morano, LLC (“Morano” and the “Morano Debenture”).  Morano shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at 100% of the market price for the Company’s common stock at the time of conversion.  During the six months ended June 30, 2014, $75,746 in principal was converted into common stock.  The balance of the Morano Debenture was $33,320 at June 30, 2014. Interest expense of $2,104 for these obligations was accrued for the six months ended June 30, 2014.

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

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into 0.025 shares of common stock. Upon the declaration of dividends on common stock, the holders would be entitled to cumulative dividend rights equal to that of the holders of the number of shares into which the Series B Preferred Shares are convertible, and have voting privileges of one vote to every one common share. At June 30, 2014 and December 31, 2012, there were 2,480,544 shares of Series B Preferred Stock issued and outstanding.

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

SERIES F PREFERRED STOCK

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock with a face value of $10 per preferred share. The Series F preferred shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the Series F preferred shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion Series F preferred shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 9, Guaranty Agreements, above). The Company accounted for the Series F preferred shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible Series F preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares.  The Company determined the value of the Series F preferred shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the six months ended June 30, 2014, the Company recognized a reduction in conversion liability at present value of $54,411 for royalties paid under the agreement, and recorded an expense of $27,721 for the accretion to fair value at June 30, 2014. The liability for the conversion feature shall increase from its present value of $240,021 at June 30, 2014 to its estimated settlement value of $560,528 at June 10, 2020.

The only conditions under which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

COMMON STOCK

The Company completed a 1 for 100 reverse stock split on April 11, 2014. This stock split became effective under applicable laws on April 15, 2014. All stock prices, share amounts, per share information, stock options and stock warrants in this report reflect the impact of the reverse stock split. Every hundred shares of issued and outstanding Company common stock was automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. All fractional shares resulting from the reverse split were rounded to a full share.

During the six months ended June 30, 2014 and 2013, the Company issued a total of 31,588,354 shares and 1,499,022 shares of common stock, respectively, upon conversion in period of $655,996 and $918,040, respectively, of principal and accrued interest due pursuant to the Company’s various convertible debentures (see Note 8, Debt Obligations, above).

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

On October 23, 2013, GS CleanTech filed a motion for summary judgment of infringement of the ‘037 Patent against Defendants Big River Resources Galva, LLC, Big River Resources West Burlington, LLC, Blue Flint Ethanol, LLC, Cardinal Ethanol, LLC, Lincolnland Agri-Energy, LLC, and Lincolnway Energy LLC.  On December 31, 2013, Defendants Big River Resources Galva, LLC, Big River Resources West Burlington, LLC, Blue Flint Ethanol, LLC, Cardinal Ethanol, LLC, Flottweg Separation Tech., Inc., ICM, Inc., Lincolnland Agri-Energy, LLC, and Lincolnway Energy LLC filed a joint motion for summary judgment of invalidity and noninfringement of the ‘037 Patent.  On February 28, 2014, GS CleanTech filed its reply in support of its motion for summary judgment of infringement of the ‘037 Patent, its opposition to the ‘037 Defendants’ motion for summary judgment of invalidity of the ‘037 Patent, and its cross-motions for summary judgment of no invalidity under 35 U.S.C. § 112 and § 102(e).  On April 14, 2014, Defendants filed their reply in support of their summary judgment of invalidity and opposition to CleanTech’s motion for summary judgment of infringement of the ‘037 patent.  On April 24, 2014 CleanTech filed a surreply in response.  The ‘037 Defendants responded to the surreply on April 30, 2014.

On March 18, 2014, CleanTech commenced an action against Pacific Ethanol Stockton LLC alleging infringement of the ‘858 patent in the United States District Court for the Eastern District of California, Case No. 2:14-cv-00711-JAM-EFB.  On March 18, 2014, CleanTech commenced an action against Pacific Ethanol Magic Valley LLC, ICM, Inc., and David Vander Griend alleging infringement of the ‘858, ‘516, ‘517, and ‘484 patents in the United States District Court for the District of Idaho, Case No. 4:14-cv-00108-BLW.  On April 4, 2014, these two new cases against were transferred to the multidistrict litigation as Tag-Along cases 1:14-cv-08019-LJM-DML (PE Stockton) and 1:14-cv-08020-LJM-DML (PE Magic Valley).

On June 4, 2014, Stockton answered the complaint and filed counterclaims alleging noninfringement, invalidity, and unenforceability of the patents-in-suit.  On May 29, 2014, Magic Valley and ICM answered the Complaint.  On June 2, 2014, David Vander Griend moved to dismiss the complaint based on lack of personal jurisdiction in Idaho.  CleanTech filed its opposition on June 19, 2014.  On July 22, 2014, the Court granted Vander Griend’s motion to dismiss and dismissed Vander Griend from the Magic Valley case.

On June 20, 2014, CleanTech filed an assented to motion to amend the complaint against Aemetis Inc and Aemetis Advanced Fuels Keyes, Inc. to add the ‘516, ‘517, ‘484, and ‘037 patents.  On June 25, 2014, the Court granted the motion to amend.  Aemetis answered the amended complaint on July 16, 2014.

Also on June 20, 2014, CleanTech filed a motion to amend the complaint against Guardian and to add the ‘037 patent and co-defendants ICM, Inc. and David Vander Griend.  Guardian filed its opposition on July 7, 2014.  CleanTech filed its reply in support on July 17, 2014.

On July 29, 2014, CleanTech filed motions to amend its complaints against (1) LSCP to add ICM; (2) WNYE to add the ‘037 patent and ICM; and (3) SIRE to add the ‘037 patent and ICM.

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

The Company is party to employment agreements with Kevin Kreisler, formerly the Company’s Chairman, Ed Carroll, the Company’s Chief Executive Officer and Chief Financial Officer, David Winsness, the Company’s Chief Technology Officer, Greg Barlage, the Company’s Chief Operating Officer, and Richard Krablin, the Company’s Vice President. Each agreement also included terms for reimbursement of expenses, periodic bonuses, four weeks’ vacation and participation in any employee benefits provided to all employees of GreenShift Corporation.

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

NOTE 13	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the six months ended June 30, 2014 and 2013:
	6/30/2014	6/30/2013

Cash paid for the following:
Interest	$--	$--
Taxes	30	59,139
Total	30	59,139
Non-Cash Investing and Financing Activities
Performance bonuses applied to convertible debentures	$--	$--
Debentures converted into common stock	608,968	825,228
Forgiveness of affiliate payable	--	--
Forgiveness of affiliate receivable charged against paid in capital	60,000	5,793

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

Our patented corn oil process taps into the back-end of existing dry mill corn ethanol plants to extract the inedible crude corn oil that is not recovered from the existing processed corn. This corn oil is a valuable feedstock for use as a replacement of fossil fuels as well as a valuable source of energy to livestock.

We believe that our corn oil extraction technologies are the quickest and best path for margin improvement for corn ethanol producers today. The current market value of corn oil recovered by our licensees is $2.00 to $3.00 per gallon, which is a significant premium to its value as a component of distillers grains where the corn oil ends up without use of our patented corn oil extraction processes. Our corn oil extraction technologies increase corn-to-biofuel yields while reducing the energy and greenhouse gas intensity of corn ethanol production for dry mill ethanol producers (see details below). These benefits correspond to increased ethanol producer income of between $0.05 and $0.25 per gallon of ethanol produced, and ethanol producer paybacks of extraction system costs of less than 1 year at current market prices. It has been well documented that a corn oil extraction system is one of the most profitable pieces of equipment installed in an ethanol plant today.  It is estimated that over 90% of the industry has installed a corn oil extraction system that is producing corn oil with, in our opinion, at least one claimed invention of the GreenShift patents.  Currently GreenShift has licensed an estimated 20% of the industry and expects to gain additional market share once the current patent litigation is finally adjudicated.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues for the three months ended June 30, 2014 were $4.1 million as compared to $4.7 million generated during the three months ended June 30, 2013. Revenue in future periods can be expected to increase as a result of our technology licensing activities, but will remain subject to variance in connection with a number of factors, including the rate at which our licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the three months ended June 30, 2014 were $1.6 million as compared to about $2.5 million for the same period last year. Gross profit for the three months ended June 30, 2014 was about $2.5 million as compared to about $2.3 million from the second quarter of 2013. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the three months ended June 30, 2014 and 2013 were about $2.3 million and $2.0 million, respectively. In both periods, the largest portion of operating expenses was legal costs incurred primarily in connection with our ongoing litigation for patent infringement and the completion of amended agreements with YA Global. Legal expenses totaled about $1.0 million during the second quarter of 2014 and $1.1 million during the second quarter of 2013.

Other income for the three months ended June 30, 2014 was about $2.6 million, as compared to other expense of about $0.9 million from 2013. The amount for 2014 included $2.8 million in gain on extinguishment of debt  as well as about $0.3 million in accrued interest as compared to about $0.4 million in accrued interest expense incurred in 2013, corresponding to a reduction of about  33% as a result of previously-disclosed debt reduction efforts.  Net income for three months ended June 30, 2014 was about $2.8 million as compared to net loss of about $0.7 million for the three months ended June 30, 2013.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to various lenders was about $20 million as of June 30, 2014, which amount included conversion liabilities of about $1.8 million. The change in value of these conversion liabilities during the second quarter of 2014 resulted in other income during the period of $111,842.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues for the six months ended June 30, 2014 were $7.8 million as compared to $7.9 million generated during the six months ended June 30, 2013. Revenue in future periods can be expected to increase as a result of our technology licensing activities, but will remain subject to variance in connection with a number of factors, including the rate at which our licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the six months ended June 30, 2014 were $3.2 million as compared to about $3.6 million for the same period last year. Gross profit for the six months ended June 30, 2014 was about $4.6 million as compared to about $4.3 million from the second six months of 2013. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the six months ended June 30, 2014 and 2013 were about $4.0 million and $3.6 million, respectively. Operating expenses during 2014 included about $1.7 million in legal costs, incurred primarily in connection with our ongoing litigation for patent infringement and the completion of amended agreements with YA Global. Operating expenses during 2013 included about $1.8 million in legal costs, incurred primarily in connection with our ongoing litigation for patent infringement and the completion of amended agreements with YA Global.

Other income for the six months ended June 30, 2014 was about $2.3 million, as compared to other expense of about $1.3 million from 2013. The amount for 2014 included $2.8 million in gain on extinguishment of debt as compared to $11,000 for 2013 as well as about $0.7 million in accrued interest as compared to about $0.9 million in accrued interest expense incurred in 2013, corresponding to a reduction of about 12% as a result of previously-disclosed debt reduction efforts. Net income for the six months ended June 30, 2014 was about $2.9 million as compared to net loss of about $0.8 million during the same period in 2013.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to various lenders was about $20 million as of June 30, 2014, which amount included conversion liabilities of about $1.8 million. The change in value of these conversion liabilities during the first six months of 2014 resulted in other income during the period of $179,675.

LIQUIDITY AND CAPITAL RESOURCES

Since the beginning of 2012, our primary source of liquidity has been cash produced by our operations. During the six months ended June 30, 2014, we produced about $1.4 million in net cash from operating activities, and used $2.9 million in net cash in financing activities by repaying loans in that amount. During the six months ended June 30, 2013, we produced about $3.3 million in net cash in operating activities and used $1.5 million in net cash in financing activities. Our cash balances at June 30, 2014 and December 31, 2013 were about $2.4 million and $3.9 million, respectively. The Company had a working capital deficit of about $38 million at June 30, 2014, about $21 million of which was attributable to current obligations convertible into Company common stock.  The working capital deficit at June 30, 2014 represented an improvement of $3.7 million since December 31, 2013.  The improvement was primarily attributable to the debt compromise with the YA Global assignees.

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

We owe about $17 million in debt to YA Global and its assignees. During the six months ended June 30, 2014, we paid YA Global and its assignees a total of about $2,802,500 in cash, and YA Global and its assignees collectively converted about $494,000 due under their debentures into shares of our common stock. On March 29, 2013, the Company and YA Global entered into an amended forbearance agreement pursuant to which the maturity date of the Company's outstanding debt to YA Global and its assignees was extended to December 31, 2014. The most recent amendment that occurred subsequent to the end of the first quarter further provides for cash payments by the Company of $217,500 per month until July 2014 when the payment increases to $261,000 per month and the reimbursement of certain legal costs and expenses. Repayment of the balance of these obligations in cash has been and remains an important objective for us, and we hope to complete a financing during 2014 to refinance and recapitalize all of our remaining convertible obligations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2014.

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

During the six months ended June 30, 2014, the Company issued a total of 31,588,354 shares to the Company’s various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $608,968. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity’s own account. There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

The following are exhibits filed as part of GreenShift’s Form 10-Q for the quarter ended June 30, 2014:

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

GREENSHIFT CORPORATION

By:	/s/	EDWARD CARROLL
EDWARD CARROLL
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer
Date:		August 14, 2014