Form 10-Q/A
period 2014-06-30
GREENSHIFT CORP
filed 2014-08-14
CIK 1269127

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

Amendment No. 1

This amendment is being filed in order to correct an error in Note 11 to the Consolidated Financial Statements.

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

The Company is party to employment agreements with Kevin Kreisler, the Company’s Chairman who was formerly its Chief Executive Officer, Ed Carroll, the Company’s Chief Executive Officer and Chief Financial Officer, David Winsness, the Company’s Chief Technology Officer, Greg Barlage, the Company’s Chief Operating Officer, and Richard Krablin, the Company’s Vice President. Each agreement also included terms for reimbursement of expenses, periodic bonuses, four weeks’ vacation and participation in any employee benefits provided to all employees of GreenShift Corporation.

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