Form 10-Q
period 2014-09-30
GREENSHIFT CORP
filed 2014-11-14
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of November 13, 2014, there were 110,468,282 shares of common stock outstanding.

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	9/30/2014	12/31/2013
ASSETS

Current Assets:
Cash	$2,810,318	$3,896,312
Accounts receivable, net of doubtful accounts	935,145	1,173,490
Inventories, net	685,533	1,145,533
Prepaid expenses and other assets	123,175	43,201
Total current assets	4,554,171	6,258,536

Other Assets:
Intangible assets, net	21,980	24,381
Deposits	69,730	69,730
Total other assets	91,710	94,111

TOTAL ASSETS	4,645,881	6,352,647

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	6,716,782	6,952,217
Accrued expenses	6,051,105	5,076,202
Accrued expenses – deferred employee compensation	518,043	518,043
Income tax payable	55,604	55,604
Accrued interest payable	6,478,196	5,708,966
Accrued interest payable – related party	233,825	115,811
Deferred revenue	1,425	70,000
Current portion of long term debt	1,367,045	1,367,045
Current portion of convertible debentures, net	17,739,095	24,934,052
Convertible debentures related parties, net	2,574,589	2,793,839
Amounts due to minority shareholders	545,842	545,842
Total current liabilities	42,281,551	48,137,621

Long term Liabilities:
Liability for preferred stock – related party	723,703	764,256
Convertible debentures	175,000	175,000
Total long term liabilities	898,703	939,256

Total Liabilities	43,180,254	49,076,877

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectively	2,481	2,481
Series D: 862,262 and 862,262 shares issued and outstanding, respectively	862	862
Common stock: $0.0001 par value, 2,500,000,000 authorized 79,829,366 and 9,319,049 shares issued and outstanding, respectively	7,982	932
Additional paid in capital	121,367,136	120,408,478
Accumulated deficit	(159,912,834)	(163,136,983)
Total stockholders’ equity (deficit)	(38,534,373)	(42,724,230)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,645,881	$6,352,647

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Three Months Ended		Nine months Ended
	9/30/2014	9/30/2013	9/30/2014	9/30/2013

Revenue	$3,038,561	$4,178,501	$10,877,440	$12,079,341
Total revenue	3,038,561	4,178,501	10,877,440	12,079,341

Costs of revenue	933,260	1,849,279	4,143,456	5,482,986
Gross profit	2,105,301	2,329,222	6,733,984	6,596,355

Operating expenses:
Research and development	150,698	190,617	571,094	336,108
Sales, general and administrative expenses	1,423,518	2,290,829	4,997,012	5,779,516
Total operating expenses	1,574,216	2,481,446	5,568,106	6,115,624

Income (loss) from operations	531,085	(152,224)	1,165,878	480,731

Other Income (Expense):
Gain (loss) on extinguishment of debt	--	--	2,814,952	10,884
Other expense	--	--	--	(450,000)
Interest income	--	--	--	18,233
Miscellaneous income	7,501	16,673	11,556	27,754
Change in conversion liabilities	87,033	68,212)	243,048	174,189
Change in conversion liabilities - related party	13,863	(18,025)	37,523	(138,967)
Interest expense	(282,821)	(386,656)	(930,765)	(1,183,964)
Interest expense – related party	(38,017)	(43,716)	(118,013)	(135,582)
Total other income (expense), net	(212,441)	(363,512)	2,058,301	(1,677,453)

Income (loss) before provision for income taxes	318,644	(515,736)	3,224,179	(1,196,722)

(Provision for)/benefit from income taxes	--	--	(30)	(143,739)

Net income (loss)	$318,644	$(515,736)	$3,224,149	$(1,340,461)

Weighted average common shares outstanding, basic	59,923,078	3,195,368	33,996,195	1,882,929
Weighted average common shares outstanding, diluted	1,832,359,472	3,195,368	1,832,359,472	1,882,929

Net income (loss) per share – basic	$0.01	$(0.16)	$0.09	$(0.71)
Net income (loss) per share – diluted	$0.00	$(0.16)	$0.00	$(0.71)

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Nine months Ended
	9/30/2014	9/30/2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,224,149	(1,340,461)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles	2,402	2,402
Gain on extinguishment of debt	(2,814,952)	(10,884)
Change in conversion liabilities	(280,572)	(35,222)
Bad debt expense (recovery)	--	(56,000)

Changes in operating assets and liabilities:
Accounts receivable	238,345	117,935
Prepaid expenses	(79,974)	85,186
Inventory	460,000	1,334,850
Deposits	--	904
Deferred revenue	(68,575)	(13,750)
Accrued interest	921,201	1,166,247
Accrued interest – related party	118,013	105,861
Costs in excess of billings	--	794,939
Income tax payable	--	84,600
Accounts payable and accrued expenses	839,469	2,306,817
Net cash provided by (used in) operating activities	2,559,506	4,543,424

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) convertible debentures – related party	(60,000)	250,000
Repayment of convertible debentures	(3,585,500)	(2,000,000)
Repayment of convertible debentures – related party bridge	--	(527,415)
Net cash provided by (used in) financing activities	(3,645,500)	(2,277,415)

Net increase (decrease) in cash	(1,085,994)	2,266,009
Cash at beginning of period	3,896,312	2,030,577
Cash at end of period	$2,810,318	$4,296,586

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

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

We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. During the nine months ended September 30, 2014 three customers each provided over 10% of our revenue and 51% of total revenue in the aggregate; during the nine months ended September 30, 2013, three customers each provided over 10% of our revenue and 54% of total revenue in the aggregate (See Note 4 Significant Accounting Policies for Revenue Recognition policies).

NOTE 3	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2014, the Company had $2,810,318 in cash, and current liabilities exceeded current assets by $37,727,380. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to satisfy our obligations will depend on our success in obtaining financing, our success in developing revenue sources, and our success in negotiating with the creditors. Management’s plans to resolve the Company’s working capital deficit by increasing revenue, reducing debt and exploring new financing options. There can be no assurances that the Company will be able to eliminate its working capital deficit and that the Company’s historical operating losses will not recur. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, “Earnings per Share,” whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the three and nine months ended September 30, 2014, we reported net income and accordingly included potentially dilutive instruments in the fully diluted net income per share calculation. However, during the three months and nine months ended September 30, 2013 we reported net losses and, in accordance with ASC 260, dilutive instruments were excluded from the net loss per share calculation for such periods.

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

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The following table presents the embedded derivative, the Company’s only financial liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and it’s level within the fair value hierarchy at September 30, 2014:

Embedded conversion liabilities as of September 30, 2014:
Level 1	$--
Level 2	--
Level 3	1,896,904
Total	$1,896,904

The following table reconciles, for the nine months ended September 30, 2014, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2013	$2,646,118

Present value of beneficial conversion features of new debentures	134,563
Accretion adjustments to fair value – beneficial conversion features	45,779
Reductions in fair value due to repayments/redemptions	(460,913)
Gain on extinguishment related to conversion feature	(400,804)
Reductions in fair value due to principal conversions	(67,839)
Balance at September 30, 2014	$1,896,904

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

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company’s licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at September 30, 2014 and December 31, 2013 were $685,533 and $1,145,533, respectively.

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

NOTE 8	DEBT OBLIGATIONS

The following is a summary of the Company’s financing arrangements as of September 30, 2014:

9/30/2014
Current portion of long term debt:
Mortgages and other term notes	$21,743
Current portion of notes payable	1,345,302
Total current portion of long term debt	$1,367,045

Current portion of convertible debentures:
YA Global Investments, L.P., 6% interest, conversion at 90% of market	$14,624,968
Better Half Bloodstock, Inc., 0% interest, conversion at 90% of market	50,000
Circle Strategic Allocation Fund, LP, 6% interest, conversion at 90% of market	48,639
Dakota Capital Pty Limited, 6% interest, conversion at 90% of market	736,332
EFG Bank, 6% interest, conversion at 90% of market	141,955
Empire Equity, 6% interest, conversion at 90% of market	125,000
Epelbaum Revocable Trust, 6% interest, conversion at 90% of market	109,826
Highland Capital, 6% interest, conversion at 90% of market	100,000
JMC Holdings, LP, 6% interest, conversion at 90% of market	168,952
Dr. Michael Kesselbrenner, 6% interest, conversions at 90% of market	13,822
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	2,887
Morano, LLC, 6% interest, no conversion discount	33,320
Susan Schneider, 6% interest, conversions at 90% of market	12,649
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	2,249,346
Viridis Capital, LLC, 6% interest, conversion at 50% of market	100,000
Related Party Debenture, 6% interest, no conversion discount	125,243
Conversion liabilities	1,670,745
Total convertible debentures	$20,313,684

Long term convertible debentures:
Gerova Asset Backed Holdings, LP, 2% interest, no conversion discount	175,000
Total long term convertible debentures	$175,000

A total of $18,817,939 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of September 30, 2014:

Year	Amount
2014	$20,009,984
2015	--
2016	--
2017	--
2018	175,000
Thereafter	--
Total minimum payments due under current and long term obligations	$20,184,984

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

On November 12, 2013, the Company and YA Global Investments, L.P., entered into an amended forbearance agreement pursuant in which the maturity date of the Company's outstanding debt to YA Global and its assignees was extended to December 31, 2014. The amendment further provided for a mandatory prepayment of $500,000 on or before December 15, 2013, cash payments by the Company of $250,000 per month for the first six months of 2014, $261,000 per month for the second six months of 2014 and the reimbursement of certain legal costs and expenses. The Company will also be required to pay an amount equal to twenty percent (20%) of all gross proceeds received from any defendant in any patent infringement litigation, whether now existing or hereafter arising, within one (1) Business Day of receipt.

The Company accounted for the A&R Debenture in accordance with ASC 480, “Distinguishing Liabilities from Equity,” as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company’s common shares. During the nine months ended September 30, 2014, the Company paid $2,185,500 in cash towards the principal balance of the A&R Debenture.  During the three months ended March 31, 2014, YA Global assigned $475,000 of its principal due on the A&R Debenture to three of its equity-holders, which assignment reduced the principal balance due to YA. The Company had determined the fair value of the A&R Debenture at December 31, 2013 to be $19,675,780 which represented the face value of the debenture plus the present value of the conversion feature. During the nine months ended September 30, 2014, the Company recognized a decrease in the conversion liability relating to the A&R Debenture of $357,418 for assignments and/or repayments during the period and $7,354 from conversions of debt into common stock. The carrying value of the A&R Debenture was $16,027,940 at September 30, 2014, including principal of $14,624,968 and the value of the conversion liability. The liability for the conversion feature of $1,402,972 at September 30, 2014 is equal to its estimated settlement value. Interest expense of $724,759 for the A&R Debenture was accrued for the nine months ended September 30, 2014.

In addition to the balance of the A&R Debenture is an accrual that the Company made in 2012 as a result of certain indemnification obligations that arose from the Company’s transactions with YA Global’s affiliate, YA Corn Oil.  The initial accrual was approximately $1.2 million. The Company's accrual is evaluated at the completion of each reporting period, and additional expense or income will be recognized in the future should an event come to pass which either justifies reduction or removal of the liquidated damages accrual, or otherwise gives rise to an actual or a potential, but determinable, expense.  An estimate of this amount cannot be made at this time.

ASSIGNEES OF YA GLOBAL INVESTMENTS, L.P.

From time to time since 2011, YA Global has subdivided the A&R Debenture (or its predecessor obligation) and assigned portions to individuals and entities that are equity-holders in YA Global.  As of September 30, 2014, thirteen assignees of YA Global held debentures with an aggregate balance of $1,510,062 (the “Assignee Debentures”).  The terms of the Assignee Debentures are substantially identical.  The Assignee Debentures bear interest at 6% per annum, except that debentures in the principal amount of $50,000 that were issued in exchange for assigned accrued interest do not bear interest. The holder of an Assignee Debenture has the right, but not the obligation, to convert any portion of the Assignee Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Assignee Debentures mature on December 31, 2014.

The Company accounted for the Assignee Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each Assignee Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the aggregate value of the Assignee Debentures at December 31, 2013 to be $5,149,206 which represented the aggregate face value of the debentures of $4,634,512 plus the present value of the conversion feature. During the nine months ended September 30, 2014, the Company made payments against the Assignee Debentures which resulted in a $21,741 reduction of the fair value of the conversion liability for the period. In addition, the value was reduced by $400,804 for conversion features eliminated upon retirement of the related debentures (see below) as well as a reduction of $60,485 due to conversions during the period. During the nine months ended September 30, 2014, a value of $136,111 was recognized for conversion features and accretion to fair value for new debentures assigned during the period. The carrying value of the Assignee Debentures was $1,677,836 at September 30, 2014, including principal of $1,510,062 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $167,774 as of September, 2014.  Interest expense of $183,737 for these obligations was accrued for the nine months ended September, 2014.

On April 25, 2014, the Company retired Assignee Debentures with an aggregate outstanding balance of $3,700,000, consisting of outstanding principal and interest of $3,609,206 and $90,794, respectively. The Company made cash payment of $1,400,000 to retire the debentures. The debt retirement is expected to reduce the Company’s annual interest charge by approximately $215,000 (6% interest per year on the $3,609,206 of principal being retired).

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

As of April 1, 2013, the Company issued a $250,000 debenture to Viridis Capital, LLC (“Viridis” and the “Viridis Debenture”) in exchange for full satisfaction of expenses and costs that were incurred by Viridis in connection with its guaranty of the Company’s obligations (see Note 12, Related Party Transactions, below).  Viridis shall have the right, but not the obligation, to convert any portion of the Viridis Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 50% of the 20 day volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  $150,000 of the Viridis Debenture was paid during the year ended December 31, 2013. The Company accounted for the Viridis Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Viridis Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Viridis Debenture upon issuance to be $477,273 which represented the face value of the debenture of $250,000 plus the present value of the conversion feature. A $150,000 portion of the Viridis Debenture was assigned to a related party resulting in a $136,364 reduction of the fair value of the conversion liability for the period and accretion of $6,061 was recognized during 2013.  The carrying value of the Viridis Debenture was $200,000 at September 30, 2014, including principal of $100,000 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $100,000 at September 30, 2014.  Interest expense of $8,696 for these obligations was accrued for the nine months ended September 30, 2014.

 OTHER DEBENTURES

During the year ended December 31, 2012, the Company incurred $175,000 in convertible debt to Gerova Asset Back Holdings, LP (“Gerova” and the “Gerova Debenture”). Gerova shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company’s common stock at a rate equal to 100% of the closing market price for the Company’s common stock for the day preceding the conversion date.  Gerova delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company’s former guaranty agreement with Gerova. The balance of the Gerova Debenture was $175,000 at September 30, 2014. Interest expense of $6,358 for these obligations was accrued for the nine months ended September 30, 2014.

During the year ended December 31, 2013, Minority Interest Fund (II), LLC assigned $200,000 of its convertible debt to Nicholas J. Morano, LLC (“Morano” and the “Morano Debenture”).  Morano shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at 100% of the market price for the Company’s common stock at the time of conversion.  During the nine months ended September 30, 2014, $75,746 in principal was converted into common stock.  The balance of the Morano Debenture was $33,320 at September 30, 2014. Interest expense of $10,895 for these obligations was accrued for the nine months ended September 30, 2014.

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

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into 0.025 shares of common stock. Upon the declaration of dividends on common stock, the holders would be entitled to cumulative dividend rights equal to that of the holders of the number of shares into which the Series B Preferred Shares are convertible, and have voting privileges of one vote to every one common share. At September 30, 2014 and December 31, 2013, there were 2,480,544 shares of Series B Preferred Stock issued and outstanding.

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

SERIES F PREFERRED STOCK

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock with a face value of $10 per preferred share. The Series F preferred shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the Series F preferred shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion Series F preferred shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 9, Guaranty Agreements, above). The Company accounted for the Series F preferred shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible Series F preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares.  The Company determined the value of the Series F preferred shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the nine months ended September 30, 2014, the Company recognized a reduction in conversion liability at present value of $81,754 for royalties paid under the agreement, and recorded an expense of $41,200 for the accretion to fair value at September 30, 2014. The liability for the conversion feature shall increase from its present value of $226,158 at September 30, 2014 to its estimated settlement value of $527,195 at June 10, 2020.

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

During the nine months ended September 30, 2014 and 2013, the Company issued a total of 70,501,501 shares and 4,445,111 shares of common stock, respectively, upon conversion in period of $837,869 and $1,116,041, respectively, of principal and accrued interest due pursuant to the Company’s various convertible debentures (see Note 9, Debt Obligations, above).

NOTE 11	COMMITMENTS AND CONTINGENCIES

INFRINGEMENT
Following issuance of patents relating to the Company’s corn oil extraction technologies by the U.S. Patent and Trademark Office (“PTO”) in October of 2009 and subsequently, GS CleanTech filed legal actions in the United States District Courts of jurisdiction, alleging infringement by various companies. Multiple lawsuits and counter suits by defendants and GS CleanTech resulted. In August of 2010, the United States Judicial Panel on Multidistrict Litigation ordered the consolidation and transfer of all pending suits in the U.S. District Court, Southern District of Indiana for pretrial proceedings (the "MDL Case").
In September of 2011, the Court issued a ruling with respect to claim construction. Motions for summary judgment were subsequently filed by various parties in 2012 and 2013.

On October 23, 2014 the District Court in Indiana ruled in favor of defendants on their motions for summary judgment alleging that the corn oil extraction patents that have been issued to GS CleanTech were invalid. The judge’s ruling in the MDL case is not final as there are additional issues in the case that are not resolved. The Company strongly disagrees with the Judge’s ruling, intends to mount a vigorous appeal and notes that all patents remain valid until the appeals process is exhausted.

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

The Company’s former subsidiary GS Agrifuels Corp. is party to Max v. GS Agrifuels Corp., et al. now pending in the Supreme Court, New York County, in which the plaintiffs are asserting claims to money damages against the Company and other defendants, arising from a series of “Share Purchase Agreements” dated March 6, 2007, under which the individual plaintiffs sold their shares in a company called “Sustainable Systems, Inc” to GS Agrifuels Corporation.  In their Amended Complaint, plaintiffs asserted claims for breach of contract, fraud and negligent misrepresentation, and sought money damages on the amount of $6 million.  In a Decision and Order dated March 19, 2013, the Court granted in part the defendants’ motion to dismiss the Amended Complaint, and dismissed all but the breach of contract claims asserted against the Company and certain other corporate defendants.  The plaintiffs have filed a Notice of Appeal from the Decision and Order, and have indicated that they intend to perfect their appeal. On October 30, 2013, the defendants filed a motion for summary judgment dismissing the plaintiffs’ remaining claims for breach of contract.  On August 6, 2014, the Court issued a Decision and Order granting the defendants motion to dismiss the Complaint, denying the defendant’s motion for summary judgment and dismissal of the plaintiff’s breach of contract claim, and denied the Plaintiff’s cross motion for discovery.  Subsequent settlement discussions are ongoing.  Management continues to vigorously defend its positions.  The eventual outcome of settlement discussions cannot at this time be predicted.

On June 28, 2010 JMJ Financial commenced an action entitled JMJ Financial v. GreenShift et. al., in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, State of Florida, alleging breach of contract and other causes of action for which the plaintiff seeks damages of about $300,000 plus costs. In January 2013 judgment in the amount of $600,026 was entered by default against GreenShift and its co-defendants.  The Company has agreed to pay $350,000 in full settlement and release of any obligations. The Company made payments totaling $189,583 during 2013, with eight monthly remaining payments of $14,583 due through November 2014.  The settlement and release will be effective as long as the required payments are made timely or defaults due to late payment are cured within five days of the written notice of default has been sent. The Company is permitted two events of default under the terms of the settlement.

On September 10, 2012, Long Side Ventures commenced an action entitled Long Side Ventures and Sunny Isles Ventures, LLC, LLC v. GreenShift et. al., in the United States District Court for the Southern District of New York, alleging breach of contract and other causes of action for which the plaintiff seeks damages of about $250,000 plus costs. As of September 24, 2014, a summary judgment in the amount of $10,067 plus 20% accrued interest (totaling $19,630.65) was granted to Long Side Ventures.

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

NOTE 13	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the nine months ended September 30, 2014 and 2013:

	9/30/2014	9/30/2013

Cash paid for the following:
Interest	$--	$--
Taxes	30	59,139
Total	30	59,139
Non-Cash Investing and Financing Activities
Debentures converted into common stock	837,869	909,978
Forgiveness of affiliate payable credited to paid in capital	60,000	5,793

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

OVERVIEW

GreenShift invents, develops, commercializes and licenses clean alternative technologies that facilitate the more efficient use of natural resources.  We have been very successful in patenting and commercializing the removal of corn oil from dry mill ethanol plants.  Our business model is once a technology is patented and commercialized; we license our technology for an ongoing royalty.  We thus generate revenue by licensing our technologies to end users, and by providing our licensees with support and engineering services, utilizing our expertise, know-how, technologies, and patent position.

Our patented corn oil process taps into the back-end of existing dry mill corn ethanol plants to extract the inedible crude corn oil that is not recovered from the existing processed corn. This corn oil is a valuable feedstock for use as a replacement of fossil fuels as well as a valuable source of energy to livestock.

We believe that our corn oil extraction technologies are the quickest and best path for margin improvement for corn ethanol producers today. The current market value of corn oil recovered by our licensees is $2.00 to $3.00 per gallon, which is a significant premium to its value as a component of distillers’ grains where the corn oil ends up without use of our patented corn oil extraction processes. Our corn oil extraction technologies increase corn-to-biofuel yields while reducing the energy and greenhouse gas intensity of corn ethanol production for dry mill ethanol producers (see details below). These benefits correspond to increased ethanol producer income of between $0.05 and $0.25 per gallon of ethanol produced, and ethanol producer paybacks of extraction system costs of less than 1 year at current market prices. It has been well documented that a corn oil extraction system is one of the most profitable pieces of equipment installed in an ethanol plant today.  It is estimated that over 90% of the industry has installed a corn oil extraction system that is producing corn oil with, in our opinion, at least one claimed invention of the GreenShift patents.  Currently GreenShift has licensed an estimated 20% of the industry and expects to gain additional market share once the current patent litigation is finally adjudicated.

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

We additionally expect to continue to incur substantial costs in connection with our ongoing litigation for infringement of our patented corn oil extraction technologies. These costs increased during 2013 and are expected to continue through 2014. These expenses may delay or otherwise adversely affect our ability to achieve our profitability and debt reduction goals.

On October 23, 2014 the United States District Court in Indiana, to which our patent enforcement actions had been assigned, entered summary judgment declaring that our principal corn oil extraction patents are invalid. The decision is not yet final, pending additional issues in the case.  We intend to appeal the decision at the appropriate time and believe that we will ultimately prevail. However, the decision may have an adverse impact on our licensing activities until we achieve a favorable result in the court of appeals.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues for the three months ended September 30, 2014 were $3.0 million as compared to $4.2 million generated during the three months ended September 30, 2013. Revenue in future periods can be expected to increase as a result of our technology licensing activities, but will remain subject to variance in connection with a number of factors, including the rate at which our licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the three months ended September 30, 2014 were about $900,000 as compared to about $1.8 million for the same period last year. Gross profit for the three months ended September 30, 2014 was about $2.1 million as compared to about $2.3 million from the third quarter of 2013. We expect to achieve increased economies of scale with respect to our costs of sales and increased gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the three months ended September 30, 2014 and 2013 were about $1.6 million and $2.5 million, respectively.  In both periods, the largest portion of operating expenses was legal costs incurred primarily in connection with our ongoing litigation for patent infringement and the completion of amended agreements with YA Global. Legal expenses totaled about $0.5 million during the third quarter of 2014 and $1.4 million during the third quarter of 2013.

Other expense for the three months ended September 30, 2014 was about $212,000, as compared to about $364,000 from 2013. The amount for 2014 included about $321,000 in accrued interest as compared to about $430,000 in accrued interest expense incurred in the third quarter of 2013.  Net income for three months ended September 30, 2014 was about $319,000 as compared to a net loss of about $516,000 for the three months ended September 30, 2013.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to various lenders was about $19 million as of September 30, 2014, which amount included conversion liabilities of about $1.7 million. The change in value of these conversion liabilities during the third quarter of 2014 resulted in other income during the period of about $100,000.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues for the nine months ended September 30, 2014 were $10.9 million as compared to $12.1 million generated during the nine months ended September 30, 2013. Revenue in future periods can be expected to increase as a result of our technology licensing activities, but will remain subject to variance in connection with a number of factors, including the rate at which our licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the nine months ended September 30, 2014 were $4.1 million as compared to about $5.5 million for the same period last year. Gross profit for the nine months ended September 30, 2014 was about $6.7 million as compared to about $6.6 million from the nine months ended September 30, 2013. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the nine months ended September 30, 2014 and 2013 were about $5.6 million and $6.1 million, respectively. Operating expenses during 2014 included about $2.0 million in legal costs, incurred primarily in connection with our ongoing litigation for patent infringement and the completion of amended agreements with YA Global. Operating expenses during 2013 included about $3.1 million in legal costs, incurred primarily in connection with our ongoing litigation for patent infringement and the completion of amended agreements with YA Global.

Other income for the nine months ended September 30, 2014 was about $2.0 million, as compared to other expense of about $1.7 million from 2013. The amount for 2014 included about $1.0 million in accrued interest as compared to about $1.3 million in accrued interest expense incurred in 2013, corresponding to a reduction of about 18% as a result of previously-disclosed debt reduction efforts. Other income for 2014 also included a $2.8 million gain realized on extinguishment of debt. Net income for the nine months ended September 30, 2014 was about $3.2 million as compared to net loss of about $1.3 million during the nine months ended September 30, 2013.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to various lenders was about $19 million as of September 30, 2014, which amount included conversion liabilities of about $1.7 million. The change in value of these conversion liabilities during the first nine months of 2014 resulted in other income during the period of about $280,000.

LIQUIDITY AND CAPITAL RESOURCES

Since the beginning of 2012, our primary source of liquidity has been cash produced by our operations. During the nine months ended September 30, 2014, we produced about $2.6 million in net cash from operating activities, and used $3.6 million in net cash in financing activities by repaying loans in that amount. During the nine months ended September 30, 2013, we produced about $4.5 million in net cash in operating activities and used $2.3 million in net cash in financing activities. Our cash balances at September 30, 2014 and December 31, 2013 were about $2.8 million and $3.9 million, respectively. The Company had a working capital deficit of about $38 million at September 30, 2014, about $20 million of which was attributable to current obligations convertible into Company common stock.  The working capital deficit at September 30, 2014 represented an improvement of $4.2 million since December 31, 2013.  The improvement was primarily attributable to the debt compromise with the YA Global assignees.

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

We owe about $16 million in debt to YA Global and its assignees. During the nine months ended September 30, 2014, we paid YA Global and its assignees a total of $3,585,500 in cash, and YA Global and its assignees collectively converted about $612,800 due under their debentures into shares of our common stock. On March 29, 2013, the Company and YA Global entered into an amended forbearance agreement pursuant to which the maturity date of the Company's outstanding debt to YA Global and its assignees was extended to December 31, 2014. The most recent amendment that occurred subsequent to the end of the first quarter further provides for cash payments by the Company of $261,000 per month and the reimbursement of certain legal costs and expenses. Repayment of the balance of these obligations in cash has been and remains an important objective for us, and we hope to complete a financing during 2014 to refinance and recapitalize all of our remaining convertible obligations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2014.

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

During the nine months ended September 30, 2014, the Company issued a total of 70,501,501 shares to the Company’s various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $837,869. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity’s own account. There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of GreenShift’s Form 10-Q for the quarter ended September 30, 2014:
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
GREENSHIFT CORPORATION

By:	/s/	EDWARD CARROLL
EDWARD CARROLL
Chief Executive Officer, Chief Financial Officer &
Chief Accounting Officer

Date:		November 14, 2014