Form 10-K
period 2014-12-31
GREENSHIFT CORP
filed 2015-04-07
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

As of June 28, 2014 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $427,733.

As of April 7, 2015, there were 1,874,638,210 shares of common stock outstanding.

GREENSHIFT CORPORATION
ANNUAL REPORT ON FORM 10K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains such “forward-looking statements”. We make certain forward-looking statements in this Annual Report on Form 10-K and in documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

-	the volatility and uncertainty of commodity prices;

-	operational disruptions at ethanol production facilities;

-	the costs and business risks associated with developing new technologies;

-	our ability to develop and commercialize our technologies;

-	the impact of new, emerging and competing technologies on our business;

-	the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes or other external factors over which they have no control;

-	the effects of mergers and consolidations in the biofuels industry and unexpected announcements or developments from others in the renewable fuels industry;

-	our reliance on key management personnel;

-	changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;

-	limitations and restrictions contained in the instruments and agreements governing our indebtedness;

-	our ability to raise additional capital and secure additional financing;

-	our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

-	other risks referenced from time to time in our filings with the SEC and those factors listed in this Annual Report on Form 10-K for the year ended December 31, 2014 under Item 1A, Risk Factors.

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

OVERVIEW

GreenShift Corporation (“we,” “our,” “us,” “GreenShift,” or the “Company”) develops and commercializes clean technologies that facilitate the more efficient use of natural resources. We primarily do so today in the U.S. ethanol industry, where we innovate and offer technologies that improve the profitability of licensed ethanol producers. We generate revenue by licensing our technologies to ethanol producers, and by providing our licensees with success-driven, value-added services and other solutions based upon our expertise, know-how, technologies, and patent position.

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

Our extraction technologies enable licensed ethanol producers to increase sales with a new co-product while decreasing production costs. Increasing profitability and diversifying cash flows decreases risk by partially insulating licensed producers from the commodity price volatility they face. These benefits collectively converge to provide our licensees with a significant competitive advantage as compared to producers that have not licensed our patented and patent-pending corn oil extraction technologies.

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

We believe that we have developed a core competency in technology research, development and commercialization, and that we have significant expertise and know-how in the design, integration and operation of systems based on our patented corn oil extraction processes and other technologies. Our expertise, know-how, technologies and patent position collectively comprise our primary competitive strength, and form the basis for the value-added solutions that we offer our clients.

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

COMPETITION

Our extraction technologies remove the oil at the back of ethanol production facilities, after production and removal of ethanol. Our view is that retrofitting the front end of the dry mill process introduces unnecessary risk. We believe that interrupting the flow of starch is not the answer; there are cheaper, intrinsically better ways of getting more out of starch that do not risk the host facility’s ability to produce ethanol. The cheaper, better, safer path is to intercept, streamline and upgrade the co-product flow at the back end – after the ethanol has been removed and sold.

Our preferred corn oil extraction system design uses components and equipment that have proven to maximize yield with less than 1% down time. A number of equipment suppliers offer different components and equipment to ethanol producers for use in a manner which we feel infringes our patented extraction technologies, while not having the capabilities and advantages of our preferred system design.

We have initiated several infringement actions involving suppliers and ethanol producers (see Note 11 to our Consolidated Financial Statements, Commitments and Contingencies, below). Executing a business model based on licensing requires us to invest in the protection of our intellectual property rights and the prosecution of infringement. We believe that litigation will be necessary, not to disrupt the availability of corn oil extraction technology, but rather to maximize its use by as many producers as possible on fair terms; to protect the competitive advantage of our licensees; to deter infringement; and, to ensure that we receive reasonable compensation for our proprietary technologies.

INTELLECTUAL PROPERTIES

GreenShift Corporation holds a number of patents, patent applications and trademarks. GreenShift and GreenShift -- Natural Solutions are registered trademarks of GreenShift Corporation. We protect our intellectual properties through a combination of patents, patent applications, license and distribution agreements, common law copyrights and trade secrets. We hold patents numbered 7,601,858; 7,608,729; 8,008,516; 8,008,517; 8,283,484, 8,168,037, 8,679,353 and pending patents numbered 14/080,071, 13/450,997, 13/185,841, and 11/908,891 related to corn oil extraction (the ‘997, ‘841, and ‘891 applications were allowed by the U.S. Patent and Trademark Office in December 2014). The first of our oil extraction patents does not expire until 2027. We have also filed a number of patent applications for other technologies.

In October 2014, the District Court in Indiana ruled in favor of the defendants in our pending patent infringement matter on their motions for summary judgment alleging that our corn oil extraction patents were invalid, including US Pat. Nos. 7,601,858 and 8,168,037. In December 2014, the U.S. Patent and Trademark Office allowed three new corn oil extraction patent applications (U.S. Patent Application Nos.: 11/908,891, 13/185,841 and 13/450,997). Each application was examined and considered patentable by a different patent examiner, after each had considered the summary judgment decision. We cannot speak to the significance of the conflicting determinations. However, under applicable standards, a patent is not invalid until and unless a final judgment of invalidity is rendered after all available appeals have been exhausted. We believe in our intellectual property rights and the system of checks and balances designed to protect those rights – both in the patent office and the courts, and we will appeal the summary judgment ruling at the appropriate time. Diversification is important to mitigate the risk that we may not prevail in our ongoing patent infringement litigation. To that end, we will continue to develop and license systems based on our core technologies, including our remaining patents both old and new.

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

EMPLOYEES

GreenShift Corporation currently has 10 full-time employees. In addition to its executive officers, GreenShift employs sales personnel, staff engineers, process managers, maintenance managers, administrative personnel and general facility technicians. There is no union representation for any of our employees.

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

Our debt with YA Global Investments, L.P., matured on December 31, 2014. We expect to enter into agreements with YA Global to restructure and extend the maturity of that debt during the second quarter 2015. The failure to do so or to raise capital to pay off the debt will result in an additional default of the loan covenants.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded income from operations of $768,362 for the year ended December 31, 2014. As of December 31, 2014, the Company had about $590,000 in cash, and current liabilities exceeded current assets by about $39 million, about $16 million of which is due to current obligations convertible into Company stock. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The resale of shares acquired by our lenders is likely to reduce the market price of our common stock. We may be required to amend our certificate of incorporation to again reverse split our common stock.

Our lenders own convertible debentures issued by the Company, which permit our lenders to acquire Company common stock and resell it to the public. At the current market price, our lenders could collectively convert their debentures into over 90% of our outstanding common stock. We implemented a 1-for-1000 reverse stock split in April 2014.  However, it is likely that resale of shares by our lenders will continue to reduce the market price for our common stock and cause substantial dilution. It is possible, therefore, that additional reverse stock splits will be required in the future.

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

As of December 31, 2014, our total debt and accrued interest was about $26 million, the substantial majority of which was due and payable during 2014. Our level of debt could have significant consequences to our shareholders, including the following:

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

Our ability to make scheduled payments of principal and interest, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors. Our business may not generate cash flow in the future sufficient to service our debt because of factors beyond our control, including but not limited to the liquidity of our ethanol producers. If we are unable to generate sufficient cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in an additional default on our debt obligations.

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

We will be quoted on the OTC Pink market for the immediate future.

We currently do not meet the eligibility requirements for listing on the OTCQB, NASDAQ Stock Market or the NYSE MKT. Until we meet those standards and are accepted into the OTCQB or NASDAQ Stock Market, or unless we are successful in securing a listing on the NYSE MKT or some other exchange, our common stock will be quoted only on the OTC Pink. Such a listing is considered less prestigious than an OTCQB, NASDAQ Stock Market or an exchange listing, and many brokerage firms will not recommend OTC Pink stocks to their clients. This situation may limit the liquidity of your shares.

Our common stock price may be volatile.

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price paid for shares, depending on many factors, most of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following: stock dilution, price and volume fluctuations in the overall stock market from time to time; significant volatility in the market price and trading volume of securities traded on the OTC Pink; and, actual or anticipated changes in our earnings or fluctuations in our operating results.

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

In October 2014, the District Court in Indiana ruled in favor of the defendants on their motions for summary judgment alleging that our corn oil extraction patents were invalid, including US Pat. Nos. 7,601,858 and 8,168,037. We do not believe the decision is supported in the law, and we intend to appeal the decision. Nevertheless, if we are unable to successfully appeal the summary judgment ruling or otherwise settle the infringement matter, it would have a significant negative impact on our ability to be a going concern.

We are a developing company with a history of net losses, and we may not achieve or maintain profitability.

We have had a history of operating losses, and may in the future incur operating losses which could be substantial. Although our current licenses may provide sufficient revenue to bring us to profitability, we may not be able to sustain or increase profitability thereafter, which could negatively affect the trading price of our common stock. As of December 31, 2014, we had net income of about $2.0 million, a stockholders’ deficit of about $40 million, and a working capital deficit of about $39 million, about $16 million of which is due to current obligations convertible into Company stock.

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

Our sole board member is also an employee of GreenShift Corporation. There is no audit committee of the board. This situation means that the Board will determine the direction of our company without the benefit of an objective perspective and without the contribution of insights from outside observers. This may limit the quality of the decisions that are made.

ITEM 2	DESCRIPTION OF PROPERTIES

The Company’s corporate headquarters are located in Alpharetta, Georgia. The Alpharetta lease had a one year term that terminated on January 2015, at which time the lease was extended by another year. The monthly lease payment is $1,600.

ITEM 3	LEGAL PROCEEDINGS

INFRINGEMENT

On October 13, 2009, the U.S. Patent and Trademark Office (“PTO”) issued U.S. Patent No. 7,601,858, titled "Method of Processing Ethanol Byproducts and Related Subsystems” (the ’858 Patent) to GS CleanTech Corporation, a wholly-owned subsidiary of GreenShift Corporation. On October 27, 2009, the PTO issued U.S. Patent No. 7,608,729, titled "Method of Freeing the Bound Oil Present in Whole Stillage and Thin Stillage” (the ’729 Patent) to GS CleanTech. Both the ‘858 Patent and the ‘729 Patent relate to the Company’s corn oil extraction technologies. GS CleanTech Corporation, our wholly-owned subsidiary, subsequently filed legal actions in multiple jurisdictions alleging infringement by various persons and entities. Multiple additional related suits and countersuits were filed. On May 6, 2010, we submitted a "Motion to Transfer Pursuant to 28 U.S.C. § 1407 for Consolidated Pretrial Proceedings" to the United States Judicial Panel on Multidistrict Litigation (the "Panel") located in Washington, D.C. In this motion, we moved the Panel to transfer and consolidate all pending suits involving infringement of our patents to one federal court for orderly and efficient review of all pre-trial matters. On August 6, 2010, the Panel ordered the consolidation and transfer of all pending suits in the U.S. District Court, Southern District of Indiana for pretrial proceedings (the "MDL Case").

In October 2014, the District Court in Indiana ruled in favor of the defendants in our pending patent infringement matter on their motions for summary judgment alleging that our corn oil extraction patents were invalid, including US Pat. Nos. 7,601,858 and 8,168,037. The summary judgment ruling was not final and there are additional issues in the MDL Case that can be expected to be resolved this year. We disagree with the court’s ruling and intend to mount a vigorous appeal at the appropriate time.

OTHER MATTERS

The Company is party to an action entitled Max v. GS AgriFuels Corp., et al. in the Supreme Court, New York County, in which the plaintiffs are asserting claims to money damages against the Company and other defendants, arising from a series of Share Purchase Agreements dated March 6, 2007, under which the individual plaintiffs sold their shares in Sustainable Systems, Inc., to GS AgriFuels Corporation, a former subsidiary of the Company. In their Amended Complaint, plaintiffs asserted claims for breach of contract, fraud and negligent misrepresentation, and sought money damages in the amount of $6 million. On March 19, 2013, the Court granted in part the defendants’ motion to dismiss the Amended Complaint, and dismissed all but the breach of contract claims asserted against the Company and certain other corporate defendants. The plaintiffs have filed a Notice of Appeal from that ruling, and had indicated that they intended to perfect their appeal. On October 30, 2013, the defendants filed a motion for summary judgment dismissing the plaintiffs’ remaining claims for breach of contract.  On August 6, 2014, the Court granted the defendants’ motion to dismiss the Complaint, denied the defendants’ motion for summary judgment and dismissal of the plaintiff’s breach of contract claim, and denied the plaintiffs’ cross motion for discovery. Subsequent to December 31, 2014, the Company entered into a settlement agreement pursuant to which the plaintiff is to receive $25,000 in cash and a convertible debenture in the amount of $300,000. In the event that the plaintiffs have not converted the debenture in full at the expiration of three years, the plaintiffs may request the remaining amount be paid in full at that time. The Company accrued $325,000 as of the year ended December 31, 2014.

On June 28, 2010, JMJ Financial commenced an action entitled JMJ Financial v. GreenShift et. al., in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, State of Florida, alleging breach of contract and other causes of action for which the plaintiff seeks damages of about $300,000 plus costs. In January 2013 judgment in the amount of $600,026 was entered by default against GreenShift and its co-defendants.  The Company agreed to pay $350,000 in full settlement and release of any obligations. The Company made payments totaling $189,583 during 2013, with eight monthly remaining payments of $14,583 due through November 2014.  This settlement has been paid in full as of December 31, 2014.

On September 10, 2012, Long Side Ventures commenced an action entitled Long Side Ventures and Sunny Isles Ventures, LLC, LLC v. GreenShift et. al., in the United States District Court for the Southern District of New York, alleging breach of contract and other causes of action for which the plaintiff seeks damages of about $250,000 plus costs. Subsequent to December 31, 2014, the Company entered into a settlement agreement pursuant to which the plaintiff is to receive $150,000 in cash and securities in the amount of $250,000. The Company accrued the entire $400,000 judgment on its books as of the year ended December 31, 2014. Upon the performance of the terms of the Settlement Agreement, the Action will be dismissed against the Company and the other defendants.

On October 10, 2013, Golden Technology Management, LLC, and other plaintiffs commenced an action entitled Golden Technology Management, LLC, et al. v. NextGen Acquisition, Inc. et al. in the Supreme Court of the State of New York, County of New York, alleging breach of contract and other causes of action against the Company in connection with the acquisition of NextGen Fuel, Inc. by a former subsidiary. Plaintiffs seek damages in excess of $5,200,000 plus prejudgment interest and costs.  The Company intends to vigorously defend this action. At this stage of the proceedings, we cannot evaluate the likelihood of an unfavorable outcome in excess of the amounts previously accrued.

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

GreenShift’s common stock trades on the OTC Pink under the symbol GERS. The following table sets forth, for the periods indicated, the range of high and low closing bid prices for GreenShift’s common stock as reported by the National Association of Securities Dealers composite. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low

2013 First Quarter	0.0081	0.0047
2013 Second Quarter	0.0021	0.0017
2013 Third Quarter	0.0004	0.0002
2013 Fourth Quarter	0.0002	0.0001

2014 First Quarter	0.0006	0.0004
2014 Second Quarter	0.0160	0.0130
2014 Third Quarter	0.0017	0.0013
2014 Fourth Quarter	0.0009	0.0006

Title of Class	Approximate Number of Holders of Record as of March 30, 2015
Common Stock, $0.0001 par		139

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

SALE OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during the fourth quarter of 2014.

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fourth quarter of 2014.

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

OVERVIEW

GreenShift develops and commercializes clean technologies that facilitate the more efficient use of natural resources. We primarily do so today in the U.S. ethanol industry, where we innovate and offer technologies that improve the profitability of licensed ethanol producers. We generate revenue by licensing our technologies to ethanol producers, and by providing our licensees with success-driven, value-added services and other solutions based upon our expertise, know-how, technologies, and patent position.

We believe that the first, best and most cost-effective way to achieve positive environmental change of any magnitude is to develop technology-driven economic incentives that motivate large groups of people and companies to make incremental environmental contributions that are collectively very significant – contributions that cumulate to catalyze disruptive environmental gains.

We invented, developed, and commercialized technologies that integrate into the back-end of existing dry mill corn ethanol plants to extract and recover a historically-overlooked natural resource – inedible crude corn oil, a valuable feedstock for use in the production of advanced carbon-neutral liquid fuels and other biomass-derived alternatives to fossil fuel-based products. We estimate that over 80% of the U.S. dry mill ethanol industry is producing corn oil using at least one of the inventions claimed in our issued extraction patents. That adoption rate corresponds to an estimated industry-wide output capable of offsetting more than about 20 million barrels of fossil fuel-derived crude oil per year, while saving trillions of cubic feet per year of natural gas, eliminating tens of millions of metric tons per year of greenhouse gas emissions, and infusing more than an estimated $1 billion per year of increased income into the corn ethanol industry – the foundation of North America’s renewable fuel production capability.

Those are globally-meaningful gains. And they are repeatable. To that end, we have developed a portfolio of new patented and patent-pending technologies capable of significantly expanding on our work to date in the ethanol industry. Those technologies involve new uses and products for extracted corn oil as well as other components of various ethanol process streams. We are also actively evaluating diversification opportunities, including applications of our technologies in other industries and potential acquisitions of companies with assets, customers, operations or other resources that are strategic to the commercialization of our technologies in targeted industries.

Diversification is important to mitigate the risk that we may not prevail in our ongoing patent infringement litigation. In October 2014, the District Court in Indiana ruled in favor of the defendants on their motions for summary judgment alleging that our corn oil extraction patents were invalid, including US Pat. Nos. 7,601,858 and 8,168,037. In December 2014, the U.S. Patent and Trademark Office allowed three new corn oil extraction patent applications (U.S. Patent Application Nos.: 11/908,891, 13/185,841 and 13/450,997). Each application was examined and considered patentable by a different patent examiner and after each had considered the summary judgment decision. We cannot speak to the significance of the conflicting determinations, however, under applicable standards, a patent is not invalid until and unless a final judgment of invalidity is rendered after all available appeals have been exhausted. We believe in our intellectual property rights and the system of checks and balances designed to protect those rights – both in the patent office and the courts, and we will appeal the summary judgment ruling at the appropriate time. Nevertheless, diversification of our revenue mix is key goal for 2015.

Plan of Operations

We will continue our work with our licensees to maximize the benefits and minimize the costs of recovering as much corn oil as possible, and we remain focused on winning new business and increasing our licensed penetration. To do so moving forward, we will continue to provide our licensees with exceptional services, the highest-performing systems available, and access to new technologies for further gains in licensee profitability and competitive advantage. We will also continue to expand our patent portfolio. We have many additional patents pending and we remain committed to developing new technologies to further enhance the profitability of our licensees. And, we will stay the course in our ongoing infringement litigation with a view towards enhancing and protecting the significant competitive advantage of our licensees.

Our financial performance for 2015 and beyond can be expected to be most significantly impacted by the rate at which our existing and new licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the costs incurred in our ongoing litigation for infringement of our patents. In addition, future results may be improved by the significant interest for our engineering and other services in connection with the design, construction, integration and modification of corn oil extraction systems and other new systems for existing and prospective licensees. We expect that these activities will contribute to revenue during 2015.

We additionally expect to continue to incur substantial costs in connection with our ongoing litigation for infringement of our patented corn oil extraction technologies. These costs decreased during 2014 and are expected to continue through 2015 in advance of trial. These expenses may delay or otherwise adversely affect our ability to achieve our profitability and debt reduction goals. We hope to eventually eliminate our litigation expense, but we must and will take all necessary steps to bring infringement of our patents to an end.

COMPONENTS OF REVENUES AND EXPENSES

Our revenues are derived from our technology licensing activities and the provision of related products and services. We issue royalty-bearing licenses to ethanol producers that use our patented and patent-pending technologies. In return, we receive ongoing royalty fees under our license agreements that are based on the market value of the corn oil produced by our licensees. Our license agreements also call for our provision of technical services to our licensees, which we provide to maximize the benefit of our technologies to our clients and, derivatively, us by way of increased royalty income. These services include design, procurement, integration and ongoing support services. During 2014 and 2013, some of our license agreements provided for royalties in the form of a discounted corn oil purchase price. In these cases, our royalty payments were equal to the gross profit realized upon sale of corn oil, or the difference between the market price of the corn oil produced and our discounted purchase price in each relevant license. On October 23, 2014, the District Court in Indiana ruled in favor of the defendants on their motions for summary judgment alleging that the corn oil extraction patents issued to our subsidiary, GS CleanTech Corporation, were invalid, including US Pat. Nos. 7,601,858 and 8,168,037. As noted above, we intend to appeal the summary judgment decision. While our existing license agreements include provisions which allow termination in the event of a final judgment of invalidity, the summary judgment is not a final judgment. Our revenues will be adversely affected to the extent that any licensee takes the position that termination is appropriate.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues for the year ended December 31, 2014 were $12.8 million as compared to $15.5 million generated during the year ended December 31, 2013. The decrease in revenue during 2014 as compared to 2013 was due to a decrease in event-driven engineering services revenue, the amount of corn oil produced and the royalties paid by our licensees, and commodity price fluctuation. Revenue in future periods will remain subject to variance in connection with a number of factors, including the rate at which our licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the year ended December 31, 2014 decreased to $4.6 million from about $6.8 million during 2013. We generated $8.2 million in gross profit for the year ended December 31, 2014 as compared to $8.7 million for the year ended December 31, 2013. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the years ended December 31, 2014 and December 31, 2013 were about $7.4 million and $11.1 million, respectively. Operating expenses during 2014 included $3.2 million in professional fees, of which about $1.0 million was accrued and not paid during the year, as well as about $729,000 in research and development costs. By contrast, operating expenses during 2013 included a $2.5 million loss on write-down of an investment and $4.6 million in professional fees, of which about $2.4 million was accrued and not paid during the year, as well as about $500,000 in research and development costs. Our legal costs during 2014 were incurred primarily in connection with our ongoing litigation for patent infringement. We produced about $768,000 in operating income during 2014 as compared to about $2.3 million operating loss in 2013.

Other income for the year ended December 31, 2014 was about $1.2 million, while other expenses for the year ended December 31, 2013 were $2.0 million. We realized a debt extinguishment gain of about $2.7 million in 2014 that was offset by about $1.3 million in interest expense and $745,000 in other expenses. These amounts compared to a debt extinguishment gain of about $132,000 and about $1.7 million in interest expense during 2013. We also incurred about $400,000 in legal costs relating to the execution of amended agreements with YA Global during the first quarter of 2013, 90% of which were recorded as deferred financing costs and were expensed ratably on a monthly basis over the year ended December 31, 2013.

Net income for the year ended December 31, 2014 was about $2.0 million. Net loss for the year ended December 31, 2013 was about $4.4 million.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for a change in value of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to various lenders was about $16 million as of December 31, 2014, and corresponded to conversion liabilities of about $1.4 million. The change in value of these conversion liabilities during the year ended December 31, 2014 resulted in other income during the period of about $500,000.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity during 2014 was cash produced by our operations. During the year ended December 31, 2014, we produced about $2.7 million in cash from our operating activities and we used about $6.0 million in our financing activities, primarily to repay debt to YA Global Investments, L.P. During the year ended December 31, 2013, we produced about $5.3 million in net cash in our operating activities and we used about $3.5 million in net cash in our financing activities, which was also mostly used to repay debt to YA Global. Our cash balances at December 31, 2014 and December 31, 2013 were about $590,000 and $3.9 million, respectively. The Company had a working capital deficit of about $39 million at December 31, 2014, about $26 million of which was attributable to current obligations convertible into Company common stock.

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

We owe about $18.5 million in debt to YA Global. We paid YA Global and their assignees a total of about $5.9 million in cash during the year ended December 31, 2014, and YA Global and its assignees collectively converted about $838,000 due under their debentures into shares of our common stock. Repayment of the balance of these obligations in cash has been and remains an important objective for us, and we hope to complete a financing during 2015 to refinance and recapitalize all of our remaining convertible obligations.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GreenShift Corporation

We have audited the accompanying balance sheets of GreenShift Corporation as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2014. GreenShift’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenShift Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in Note 2 to the financial statements, the Company had $587,021 in cash, and current liabilities exceeded current assets by $38,993,663 as of December 31, 2014. In addition, as discussed in Note 10 to the financial statements, the Company is in default of certain debentures for which it is negotiating a modification and extension with the creditors, and, as discussed in Note 11, a court issued partial summary judgment that the Company’s corn oil extraction patents are invalid. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Rosenberg Rich Baker Berman & Company

Somerset, NJ
April 6, 2015

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014

	12/31/2014	12/31/2013
ASSETS

Current Assets:
Cash	$587,021	$3,896,312
Accounts receivable, net of doubtful accounts	647,257	1,173,490
Inventories, net	691,896	1,145,533
Prepaid expenses and other assets	64,678	43,201
Total current assets	1,990,852	6,258,536

Other Assets:
Intangible assets, net	21,179	24,381
Deposits	69,730	69,730
Total other assets	90,909	94,111

TOTAL ASSETS	2,081,761	6,352,647

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	7,194,854	6,952,217
Accrued expenses	6,610,696	5,076,202
Accrued expenses – deferred employee compensation	518,043	518,043
Income tax payable	4,543	55,604
Accrued interest	6,734,434	5,708,966
Accrued interest – related party	273,317	115,811
Deferred revenue	--	70,000
Billings in excess of costs	32,365	--
Notes payable	1,367,045	1,367,045
Current portion of convertible debentures, net	15,062,191	24,934,052
Convertible debentures – related party	2,581,185	2,793,839
Amounts due to minority shareholders	545,842	545,842
Total current liabilities	40,924,515	48,137,621

Long term Liabilities:
Liability for preferred stock – related party	698,048	764,256
Convertible debentures	175,000	175,000
Total long term liabilities	873,048	939,256

Total Liabilities	41,797,563	49,076,877

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectively	2,481	2,481
Series D: 855,101 and 862,262 shares issued and outstanding, respectively	855	862
Common stock: $0.0001 par value, 20,000,000,000 authorized 1,227,083,363 and 9,319,066 shares issued and outstanding, respectively	122,706	93
Additional paid in capital	121,318,267	120,408,479
Accumulated deficit	(161,160,111)	(163,136,983)
Total stockholders’ equity (deficit)	(39,715,802)	(42,724,230)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,081,761	$6,352,647

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended
	12/31/2014	12/31/2013

Revenue	$12,761,326	$15,498,204
Total revenue	12,761,326	15,498,204

Cost of goods sold	4,589,576	6,472,416
Loss on inventory valuation	--	309,263
Gross profit	8,171,750	8,716,525

Operating expenses:
Sales, general and administrative expenses	6,675,051	8,262,203
Research and development	728,337	500,720
Impairment of cost method investment	--	2,501,324
Bad debt expense (recovery)	--	(200,015)
Total operating expenses	7,403,388	11,064,232

Income (loss) from operations	768,362	(2,347,707)

Other Income (Expense):
Gain on extinguishment of debt	2,725,028	132,789
Other expense	(745,000)	(731,455)
Miscellaneous income	13,320	50,558
Change in conversion liabilities	503,508	296,205)
Change in conversion liabilities- affiliate	63,178	(54,119)
Interest expense - affiliate	(157,506)	(176,181)
Interest expense	(1,187,171)	(1,559,201)
Total other income (expense), net	1,215,358	(2,041,404)

Income (loss) before provision for income taxes	1,983,721	(4,389,111)

Provision for income taxes	(6,848)	(43,948)
Income (loss) from continuing operations	1,976,873	(4,433,059)

Net income (loss)	$1,976,873	$(4,433,059)

Weighted average common shares outstanding, basic	80,092,649	3,327,735
Weighted average common shares outstanding, diluted	8,725,148,027	3,327,735

Earnings (Loss) per Share - Basic:
Income (loss) from continuing operations	$0.02	$(1.33)
Net income (loss) per share – basic	$0.02	$(1.33)

Earnings (Loss) per Share - Diluted:
Income (loss) from continuing operations	$0.00	$(1.33)
Net income (loss) per share – diluted	$0.00	$(1.33)

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

	Series B Preferred		Series D Preferred		Series E Preferred
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	2,480,544	$2,481	862,262	$862	--	--

Stock issued upon conversion of debentures	--	--	--	--	--	--
Stock issued for repayment of accounts payable	--	--	--	--	--	--
Change in conversion liabilities due to conversion of debt
Forgiveness of affiliate debt	--	--	--	--	--	--
Net income (loss)	--	--	--	--	--	--
Balance at December 31, 2013	2,480,544	$2,481	862,262	$862	--	--

Stock issued upon conversion of debentures	--	--	--	--	--	--
Conversion of Series D preferred stock to common	--	--	(7,161)	(7)	--	--
Change in conversion liabilities due to conversion of debt	--	--	--	--	--	--
Net income (loss)	--	--	--	--	--	--
Balance at December 31, 2014	2,480,544	$2,481	855,101	$855	--	--

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total Equity
Balance at December 31, 2012	639,660	$64	$119,206,897	$(158,703,924)	$(39,487,287)

Stock issued upon conversion of debentures	8,485,705	849	1,165642	--	1,166,491
Stock issued for repayment of accounts payable	193,684	19	27350	--	27,369
Change in conversion liabilities due to conversion of debt	--	--	52,484	--	52,484
Forgiveness of affiliate debt	--	--	(50,228)	--	(50,228)
Net income (loss)	--	--	--	(4,433,059)	(4,433,059)
Balance at December 31, 2013	9,319,049	$932	$120,408,478	$(163,136,983)	$(42,724,230)

Stock issued upon conversion of debentures	217,764,314	21,774	934,650	--	956,425
Conversion of Series D preferred stock to common	1,000,000,000	100,000	(99,993)	--	--
Change in conversion liabilities due to conversion of debt	--	--	75,131	--	75,131
Net income (loss)	--	--	--	1,976,873	1,976,873
Balance at December 31, 2014	1,227,083,363	$122,706	$121,318,266	$(161,160,111)	$(39,715,802)

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

	Year Ended
	12/31/2014	12/31/2013
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$1,976,873	(4,433,059)

Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Amortization of intangibles	3,202	3,202
Gain on extinguishment of debt	(2,725,028)	(132,789)
Impairment of cost method investment	--	2,501,324
Change in conversion liabilities	(566,686)	(242,086)
Bad debt recoveries	--	(200,015)
Loss on inventory valuation	--	309,263

Changes in operating assets and liabilities:
Accounts receivable	526,233	25,669
Prepaid expenses	(21,477)	58,329
Deposits	453,637	904
Inventory	--	382,850
Costs in excess of earnings	32,365	844,939
Deferred revenue	(70,000)	(43,750)
Accrued interest	1,177,440	1,541,484
Accrued interest – related party	157,506	176,181
Income tax payable	--	55,604
Accounts payable and accrued expenses	1,736,145	4,485,100
Net cash provided by operating activities	2,680,209	5,333,150

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures – related party	--	250,000
Repayments on convertible debentures	(5,929,500)	(3,100,000)
Repayment of convertible debentures – related party	(60,000)	(617,415)
Net cash used in financing activities	(5,989,500)	(3,467,415)

Net increase (decrease) in cash	(3,309,291)	1,865,735
Cash at beginning of period	3,896,312	2,030,577
Cash at end of period	$587,021	$3,896,312

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. During the year ended December 31, 2014 two customers each provided over 10% of our revenue and 46% of total revenue in the aggregate; during the year ended December 31, 2013, three customers each provided over 10% of our revenue and 54% of our total revenue in the aggregate(See Note 3 Significant Accounting Policies for Revenue Recognition policies).

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Component of an Entity.  The amendment defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale.  The amendment no longer precludes presentation as a discontinued operation if there are operations and cash flows of the component that have not been eliminated from the ongoing operations or if there is significant continuing involvement with a component after its disposal. The Company is currently evaluating the possible impact of ASU 2014-08, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

In June 2014, the FASB issues ASU 2014-09—Revenue from Contracts with Customers (Topic 606). This amendment replaces almost all existing revenue recognition guidance. FASB has provided delayed effective dates for its guidance. The Company is currently evaluating the possible impact of ASU 2014-08 which would occur in 2017, but does not anticipate that it will have a material impact on the Company's consolidated financial statements at this point in time.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718), Accounting for Share-Based Payments. The amendments in ASU 2014-12 to Topic 718, provides guidance on accounting for a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period as a performance condition under Accounting Standards Codification (ASC) 718, Compensation - Stock Compensation. The target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The Company is currently evaluating the possible impact of ASU 2014-12, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  Under this amendment, management is now required to determine every interim and annual period whether conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If management indicates that it is probable the entity will not be able to meet its obligations as they become due within the assessment period, then management must evaluate whether it is probable that plans to mitigate those factors will alleviate that substantial doubt. The Company is currently evaluating the possible impact of ASU 2014-15, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2014, the Company had $587,021 in cash, and current liabilities exceeded current assets by $38,933,663.  On that date, debentures in the aggregate principal amount of $13,725,878 matured, and these are now in default, as the Company negotiates a modification and extension with the creditors. In addition, in October 2014 the District Court in Indiana issued a partial summary judgment that our corn oil extraction patents are invalid; if we are unable to successfully appeal that ruling or otherwise settle the infringement matter, it would have a significant negative impact on our future cash flows.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to satisfy our obligations will depend on our success in obtaining financing, our success in preserving current revenue sources and developing new revenue sources, and our success in negotiating with the creditors. Management’s plans to resolve the Company’s working capital deficit by increasing revenue, reducing debt and exploring new financing options. There can be no assurances that the Company will be able to eliminate its working capital deficit and that the Company’s historical operating losses will not recur. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

All significant intercompany balances and transactions were eliminated in consolidation. The financial statements for the periods ended December 31, 2014 and 2013 have been consolidated to include the accounts of the Company and its subsidiaries.

COST METHOD OF ACCOUNTING FOR UNCONSOLIDATED SUBSIDIARIES

The Company accounts for its minority investment in ZeroPoint Clean Tech, Inc. under the cost method. Application of this method requires the Company to periodically review these investments in order to determine whether to maintain the current carrying value or to write off some or all of the investments. While the Company uses some objective measurements in its review, the review process involves a number of judgments on the part of the Company’s management. These judgments include assessments of the likelihood of ZeroPoint to obtain additional financing, to achieve future milestones, make sales and to compete effectively in its markets. In making these judgments the Company must also attempt to anticipate trends in ZeroPoint’s industry as well as in the general economy.  During its 2013 yearly review process, the Company recognized an impairment loss of the $2,501,324 investment in ZeroPoint as the impairment was deemed other than temporary.  As a result, the investment was written down to fair value ($0) and the impairment of cost method of investment loss was recorded during the year ended December 31, 2013.

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

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. The Company recognizes revenue from licensing of the Company’s corn oil extraction technologies when corn oil sales occur. Licensing royalties are recognized as earned by calculating the royalty as a percentage of gross corn oil sales by the ethanol plants. For the purposes of assessing royalties, the sale of corn oil is deemed to occur when shipped, which is when four basic criteria have been met: (i) persuasive evidence of a customer arrangement; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured, and (iv) product delivery has occurred, which is generally upon shipment to the buyer of the corn oil. To the extent revenues are generated from the Company’s licensing support services, the Company recognizes such revenues when the services are completed and billed. The Company provides process engineering services on fixed price contracts.  These services are generally provided over a short period of less than three months.  Revenue from fixed price contracts is recognized on a pro rata basis over the life of the contract as they are generally performed evenly over the contract period. The Company additionally performs under fixed-price contracts involving design, engineering, procurement, installation, and start-up of oil recovery and other production systems. Revenues and fees on these contracts are recognized using the percentage-of-completion method of accounting. During 2013 and 2014, our percentage-of-completion methods included the efforts-expended percentage-of-completion method and the cost-to-cost method. The efforts-expended method utilizes using measures such as task duration and completion. The efforts-expended approach is used in situations where it is more representative of progress on a contract than the cost-to-cost or the labor-hours method (see below). The Company also used the cost-to-cost method which is used to determine the percentage of completion of a project based on the actual costs incurred. Earnings are recognized periodically based upon our estimate of contract revenues and costs in providing the services required under the contract.  The percentage of completion method must be used in lieu of the completed contract method when all of the following are present:  reasonably reliable estimates can be made of revenue and costs; the construction contract specifies the parties’ rights as to the goods, consideration to be paid and received, and the resulting terms of payment or settlement; the contract purchaser has the ability and expectation to perform all contractual duties; and the contract contractor has the same ability and expectation to perform. Under the completed contract method income is recognized only when a contract is completed or substantially completed. The asset, “costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

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

RECEIVABLES AND CREDIT CONCENTRATION

Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 90 days old are evaluated for delinquency. In addition, we consider historical bad debts and current economic trends in evaluating the allowance for bad debts. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. The carrying amount of accounts receivable has been reduced by a valuation allowance that has been set up in the amount $10,000 as of December 31, 2014 and 2013, respectively. The Company recognized $200,015 in bad debt recoveries as of December 31, 2013 due to a change in the estimated valuation allowance.  Management will continue to review the valuation allowance on a quarterly basis.

INVENTORIES

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company’s licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at December 31, 2014 and 2013 consist of the following:

	2014	2013

Equipment inventory	$691,896	$1,145,533

During the year ended December 31, 2013, the Company evaluated the inventory on its books and determined that a write-down to market was necessary.  As a result, the Company wrote down inventory by $309,263 in 2013, which was expensed under cost of goods sold as a loss on inventory valuation.

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

INTANGIBLE ASSETS

The Company accounts for its intangible assets pursuant to ASC 350-20-55-24, “Intangibles – Goodwill and Other”. Under ASC 350, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology. Intangibles with definite lives are subject to impairment testing in the event of certain indicators. Impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.  At December 31, 2014, the Company’s balance sheet included intangible assets with an aggregate carrying value of $21,179 as compared to $24,381 at December 31, 2013.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, “Earnings per Share,” whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the year ended December 31, 2014, we reported net income and accordingly included potentially dilutive instruments in the fully diluted net income per share calculation and the dilutive effect of convertible instruments were determined by application of the if-converted method.  During the year ended 2013, we reported net losses and, in accordance with ASC 260, dilutive instruments were excluded from the net loss per share calculation for such periods as the effect would have been anti-dilutive.

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

Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. We periodically review estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. The revisions to estimates or assumptions during the periods presented in the accompanying consolidated financial statements were not considered to be significant.

DEFERRED REVENUE

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s licensing support services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various clients that have been recorded as deferred revenue in the amount of $0 and $70,000 as of the years ended December 31, 2014 and 2013, respectively.

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

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

For 2013, the fair value of the embedded conversion liabilities was determined using the present value model calculating fair value based on the conversion discount as well as the present value based on term and bond rate. During the year ended December 31, 2014 the following assumptions were used: (1) conversion discounts of 10% to 50%; (2) term of less than one year to 8 years and (3) bond rate of 10%.

For 2014, the fair value of the embedded conversion liabilities was determined using the present value model calculating fair value based on the conversion discount as well as the present value based on term and bond rate. During the year ended December 31, 2014 the following assumptions were used: (1) conversion discounts of 10%; (2) term of less than one year to 7 years and (3) bond rate of 10%.

Fluctuations in the conversion discount percentage have the greatest effect on the value of the conversion liabilities valuations during each reporting period. As the conversion discount percentage increases for each of the related conversion liabilities instruments, the change in the value of the conversion liabilities increases, therefore increasing the liabilities on the Company's balance sheet. The higher the conversion discount percentage, the higher the liability. A 10% change in the conversion discount percentage would result in more than a $725,000 change in our Level 3 fair value.

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the year ended December 31, 2014:

Embedded conversion liabilities as of December 31, 2014:
Level 1	$--
Level 2	--
Level 3	1,603,496
Total	$1,603,496

The following table reconciles, for the period ended December 31, 2014, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative as of December 31, 2012	$2,940,688
Present value of beneficial conversion features of new debentures	122,265
Accretion adjustments to fair value – beneficial conversion features	84,844
Reductions in fair value due to repayments/redemptions	(449,195)
Reductions in fair value due to conversion of principal	(52,484)
Balance of embedded derivatives at December 31, 2013	2,646,118
Present value of beneficial conversion features of new debentures	142,800
Accretion adjustments to fair value – beneficial conversion features	59,091
Reductions in fair value due to repayments/redemptions	(768,578)
Gain on extinguishment related to conversion features	(400,804)
Reductions in fair value due to principal conversions	(75,131)
Balance at December 31, 2014	$1,603,496

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

OBLIGATIONS RESULTING FROM JOINT AND SEVERAL LIABILITY ARRANGEMENTS

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The amendments in ASU 2013-04 to Topic 405, Liabilities, provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the update is fixed at the reporting date, except for obligations addressed with existing U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations. The amendment is effective retrospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The Company adopted this policy in 2014 resulting in an accrual of $400,000 (see Note 11, Commitments and Contingencies).

NOTE 4	CONCENTRATIONS

The Company maintains cash balances with financial institutions that at times may exceed the limits insured by the Federal Deposit Insurance Corporation. Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. One customer balance represents 58% of accounts receivable; one customer's revenue represented 30% of total revenue

NOTE 5	STOCKHOLDERS’ EQUITY

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into 0.025 shares of common stock. Upon the declaration of dividends on common stock, the holders would be entitled to cumulative dividend rights equal to that of the holders of the number of shares into which the Series B Preferred Shares are convertible, and have voting privileges of one vote to every one common share. At December 31, 2014 and 2013, there were 2,480,544 shares of Series B Preferred Stock issued and outstanding.

SERIES D PREFERRED STOCK

Shares of the Series D Preferred Stock (the “Series D Shares”) may be converted by the holder into Company common stock. The conversion ratio is such that the full 1,000,000 Series D Shares originally issued convert into Company common shares representing 80% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). The holder of Series D Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series D Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series D Shares will receive the dividend that would be payable if the Series D Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series D Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series D Shares had been converted into common shares. The Company has issued 800,000 Series D Shares to Viridis Capital, LLC, and 62,500 Series D Shares to Minority Interest Fund (II), LLC. However, Viridis and the Company are subject to an additional agreements which, if performed, provide for additional (but currently unissued) shares of the Company’s Series D Preferred Stock to be beneficially owned by Acutus Capital, LLC (124,875 shares) and Minority Interest Fund (II), LLC (41,034 additional shares). During the year ended December 31, 2014, 7,161 shares of Series D Preferred Stock were converted into 1 billion shares of Company common stock by Viridis Capital, LLC, the majority shareholder of the Company. The sole member of Viridis, Kevin Kreisler, is the Company’s chairman. At December 31, 2014 and 2013, there were 855,101 and 862,262, respectively, shares of Series D Preferred Stock issued and outstanding.

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

SERIES F PREFERRED STOCK

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock with a face value of $10 per preferred share. The Series F preferred shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the Series F preferred shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion Series F preferred shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 12, Guaranty Agreements, below). The Company accounted for the Series F preferred shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible Series F preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares.  The Company determined the value of the Series F preferred shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the year ended December 31, 2014, the Company recognized a reduction in conversion liability at present value of $120,626 for royalties paid under the agreement, and recorded an expense of $54,417 for the accretion to fair value at December 31, 2014. The liability for the conversion feature shall increase from its present value of $200,503 at December 31, 2014 to its estimated settlement value of $479,973 at June 10, 2020.

The only conditions under which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

STOCK OPTIONS

The Company accounts for stock and stock options issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company’s stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. The Company adopted the provisions of ASC 505, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 505, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Activity under the plan and issuances of options and/or warrants for the years ended December 31, 2014 and 2013 is as follows:

	Number of Shares	Wt. Avg. Exercise Price
Outstanding at December 31, 2012	99,663	$49.19
Granted at fair value	--	--
Forfeited	(62,540)	20.28
Expired	(16,123)	191.97
Outstanding at December 31, 2013	21,000	20.00

Granted at fair value	--	--
Forfeited	(14,000)	20.00
Expired	--	--
Outstanding at December 31, 2014	7,000	$20.00

The weighted average remaining life of the outstanding options at December 31, 2014, all of which are exercisable, is 1.25 years.

COMMON STOCK

During the years ended December 31, 2014 and 2013, the Company issued a total of 217,754,248 shares and 8,679,389 shares of common stock, respectively, upon conversion in period of $956,425 and $1,193,860, respectively, of principal and accrued interest due pursuant to the Company’s various convertible debentures (see Note 10, Debt Obligations, below).

NOTE 6	DEPOSITS

The Company has total deposits in the amount of $69,730 as of the years ending December 31, 2014 and 2013.

NOTE 7	GOODWILL AND INTANGIBLE ASSETS

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

The Company’s intangible assets at December 31, 2014 and 2013, respectively, include the following:

	2014	2013
License fees	$150,000	$150,000
Patent	50,000	50,000
Website	45,076	45,076
Accumulated amortization	(223,897)	(220,695)
Intangible assets, net	$21,179	$24,381

Amortization of intangible assets was $3,202 and $3,202 for the twelve months ended December 31, 2014 and 2013 respectively. During its yearly review process for the year ended December 31, 2013, the Company wrote off $75,000 in licensing fees related to its formerly owned corn oil extraction systems that was deemed fully impaired.  Estimated amortization expense for future years is as follows:

2015	$3,202
2016	3,202
2017	3,202
2018	3,202
2019	3,202
Thereafter	5,169
Total	$21,179

NOTE 8	PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following:

	2014	2013
Furniture and fixtures	$9,311	$9,311
Machinery and equipment	9,855	9,855
Computer equipment	35,584	35,584
Processing equipment	--	--
Sub-total	54,750	54,750
Less accumulated depreciation	(54,750)	(54,750)
Total	$--	$--

The property, plant and equipment has been fully depreciated.

NOTE 9	DEFERRED REVENUE

The Company has received deposits from its various clients that have been recorded as deferred revenue in the amount of $0 and $70,000 as of the years ended December 31, 2014 and 2013, respectively.

NOTE 10	DEBT OBLIGATIONS

The following is a summary of the Company’s financing arrangements as of December 31, 2014 and 2013:

	2014	2013
Current portion of long term debt:
Mortgages and other term notes	$21,743	$21,743
Current portion of notes payable	1,345,302	1,345,302
Total current portion of long term debt	1,367,045	1,367,045

Current portion of convertible debentures:
YA Global Investments, L.P., 6% interest, conversion at 90% of market	12,280,612	17,908,037
Andypolo, LP, 6% interest, conversion at 90% of market	--	3,618,109
Better Half Bloodstock, Inc., 0% interest, conversion at 90% of market	50,000	50,000
Circle Strategic Allocation Fund, LP, 6% interest, conversion at 90% of market	41,061	161,370
Dakota Capital, 6% interest, conversion at 90% of market	718,839	115.447
EFG Bank, 6% interest, conversion at 90% of market	119,839	160,748
Empire Equity, 6% interest, conversion at 90% of market	121,913	--
Epelbaum Revocable Trust, 6% interest, conversion at 90% of market	92,716	124,365
Highland Capital, 6% interest, conversion at 90% of market	79,265	--
JMC Holdings, LP, 6% interest, conversion at 90% of market	142,631	191,319
Dr. Michael Kesselbrenner, 6% interest, conversions at 90% of market	11,669	15,652
MayDavis, 6% interest, conversion at 90% of market	54,218	--
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	2,437	3,269
Morano, LLC, 6% interest, no conversion discount	33,320	109,066
Park Place Capital, 6% interest, conversions at 90% of market	--	2,500
Susan Schneider, 6% interest, conversions at 90% of market	10,678	14,324
Stuttgart, LP, 6% interest, conversion at 90% of market	--	117,410
Westmount International Holdings Limited, 6% interest, conversion at 90% of market	--	60,000
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	2,273,768	2,440,119
Viridis Capital, LLC, 6% interest, conversion at 50% of market	100,000	100,000
Related Party Debenture, 6% interest, no conversion discount	107,417	156,750
Conversion liabilities	1,402,994	2,379,406
Total current portion of convertible debentures	17,643,376	27,727,891

Long term convertible debentures:
Gerova Asset Backed Holdings, LP, 2% interest, no conversion discount	175,000	175,000
Kubera Management, LLC, 0% interest, no conversion discount	--	--
Related Party Debenture, 6% interest, no conversion discount	--	--
Total long term convertible debentures	$175,000	$175,000

A total of $16,415,383 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements as of December 31, 2014 and the Company’s ability to meet such obligations:

Year	Amount
2015	$17,607,427
2016	--
2017	--
2018	175,000
2019	--
Thereafter	--
Total minimum payments due under current and long term obligations	$17,782,427

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

On November 12, 2013, the Company and YA Global Investments, L.P., entered into an amended forbearance agreement pursuant in which the maturity date of the Company's outstanding debt to YA Global and its assignees was extended to December 31, 2014. The amendment further provided for a mandatory prepayment of $500,000 on or before December 15, 2013, cash payments by the Company of $250,000 per month for the first six months of 2014, $261,000 per month for the second six months of 2014 and the reimbursement of certain legal costs and expenses. The Company will also be required to pay an amount equal to twenty percent (20%) of all gross proceeds received from any defendant in any patent infringement litigation, whether now existing or hereafter arising, within one (1) Business Day of receipt. The debt due to YA Global matured on December 31, 2014. Management expects to enter into agreements with YA Global to restructure and extend the maturity of that debt during the second quarter 2015.

On December 22, 2014 GreenShift Corporation, its subsidiaries and affiliates, Viridis Capital, LLC and YA Global Investments, L.P. (“YA Global”) entered into a Sixth Amendment to Second Global  Forbearance Agreement (the “Amendment”).  The Amendment recites that on or about December 12, 2014 YA Global became aware of certain events that are cause for termination of the Forbearance Agreement and enforcement of YA Global's rights in the event of default under the Debenture. Subsequently, Viridis Capital, LLC, the controlling shareholder of GreenShift, took certain actions as a result of the discovery of the termination events, including removal of certain officers and directors of GreenShift. The Amendment states that, in order to facilitate ongoing negotiations between GreenShift and YA Global, YA Global, for itself and its assignees, has agreed to forbear from enforcing its rights and remedies as a result of the termination events until January 31, 2015, unless another termination event occurs. Since that time the parties have been carrying on negotiations aimed at restructuring the loan and extending the maturity date. Management believes that the restructuring and extension will be accomplished in the second quarter of 2015.

The Company accounted for the A&R Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company’s common shares. During the year ended December 31, 2014, the Company paid $4,529,500 in cash towards the principal balance of the A&R Debenture.  During the year ended December 31, 2014, YA Global assigned $1,300,000 of its principal due on the A&R Debenture to four of its equity-holders, which assignment reduced the principal balance due to YA The Company also purchased $686,041 in accrued interest from one of its assignees. The Company had determined the fair value of the A&R Debenture at December 31, 2013 to be $19,675,780 which represented the face value of the debenture plus the present value of the conversion feature. During the year ended December 31, 2014, the Company recognized a decrease in the conversion liability relating to the A&R Debenture of $617,576 for assignments and/or repayments during the period and $7,689 from conversions of debt into common stock as well as a reduction of $69,985 due to conversions during the period. The carrying value of the A&R Debenture was $13,423,090 at December 31, 2014, including principal of $13,423,090 and the value of the conversion liability. The liability for the conversion feature of $1,142,478 at December 31, 2014 is equal to its estimated settlement value. Interest expense of $935,510 for the A&R Debenture was accrued for the year ended December 31, 2014.

YA CORN OIL

In addition to the balance of the A&R Debenture is a promissory note that the Company made in 2012 as a result of certain indemnification obligations that arose from the Company’s transactions with YA Global’s affiliate, YA Corn Oil. The note amount is $1,295,302, accrues interest at 6% and matured on December 31, 2013. YA Corn Oil extended the due date to January 31, 2015. Management expects to enter into agreements with YA Corn Oil to restructure and extend the maturity of that debt during the second quarter 2015.

ASSIGNEES OF YA GLOBAL INVESTMENTS, L.P.

From time to time since 2011, YA Global has subdivided the A&R Debenture (or its predecessor obligation) and assigned portions to individuals and entities that are equity-holders in YA Global.  As of December 31, 2014, thirteen assignees of YA Global held debentures with an aggregate balance of $1,445,266 (the “Assignee Debentures”).  The terms of the Assignee Debentures are substantially identical.  The Assignee Debentures bear interest at 6% per annum, except that debentures in the principal amount of $50,000 that were issued in exchange for assigned accrued interest do not bear interest. The holder of an Assignee Debenture has the right, but not the obligation, to convert any portion of the Assignee Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Assignee Debentures matured on December 31, 2014.  The ongoing negotiations regarding a restructuring and extension of the A&R Debenture discussed above contemplate that identical modifications would be made to the Assignee Debentures.

The Company accounted for the Assignee Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each Assignee Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the aggregate value of the Assignee Debentures at December 31, 2013 to be $5,149,206 which represented the aggregate face value of the debentures of $4,634,512 plus the present value of the conversion feature. During the year ended December 31, 2014, the Company made payments against the Assignee Debentures which resulted in a $30,376 reduction of the fair value of the conversion liability for the period. In addition, the value was reduced by $400,804 for conversion features eliminated upon retirement of the related debentures (see below) as well as a reduction of $67,442 due to conversions during the period. During the year ended December 31, 2014, a value of $142,801 was recognized for conversion features and accretion to fair value for new debentures assigned during the period. The carrying value of the Assignee Debentures was $1,605,782 at December 31, 2014, including principal of $1,445,266 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $160,515 as of December 31, 2014.  Interest expense of $149,019 for these obligations was accrued for the year ended December 31, 2014.

On April 25, 2014, the Company retired Assignee Debentures with an aggregate outstanding balance of $3,714,183, consisting of outstanding principal and interest of $3,609,206 and $90,794, respectively. The Company made cash payment of $1,400,000 to retire the debentures, purchased $686,041 in accrued interest and recognized a gain on the extinguishment of debt of $2,314,148. The debt retirement is expected to reduce the Company’s annual interest charge by approximately $215,000 (6% interest per year on the $3,609,206 of principal being retired).

RELATED PARTY OBLIGATIONS

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate principal amount of $3,988,326 (the “MIF Debenture”) and convertible debentures payable to Viridis Capital, LLC in an aggregate principal amount of $518,308 (the “Viridis 2010 Debenture”). As discussed more fully in Note 17, Related Party Transactions, below, the Company entered into agreements with MIF and Viridis to amend and restate the terms of the MIF Debenture and Viridis 2010 Debenture effective September 30, 2011 to extend the maturity date to September 30, 2013; to eliminate and contribute $502,086 in accrued interest and $1,065,308 of principal; to reduce the applicable interest rate to 6% per annum; to eliminate MIF’s and Viridis’ right to convert amounts due at a discount to the market price of the Company’s common stock; and to reverse various non-cash assignments of debt involving related parties. The restated balances due to MIF and Viridis at September 30, 2011, were $3,017,061 and $237,939, respectively. No interest was payable to either MIF or Viridis after these amendments. MIF received 62,500 shares of Series D Preferred Stock in partial consideration of the contribution of principal and accrued interest and the various other modified terms of MIF’s agreements with the Company. On September 30, 2011, the Company issued $1,090,000 and $351,000 in convertible debt to Acutus Capital, LLC (“Acutus”) and family members of the Company’s chairman, respectively, for cash investments previously provided to the Company. The terms of these debentures provide for interest at 6% per annum, a maturity date of September 30, 2013, and the right to convert amounts due into Company common stock at 100% of the market price for the Company’s common stock at the time of conversion. The foregoing debentures are subject to conditions which limit the transfer of shares issued upon conversion to 5% of the average monthly volume for the Company’s common stock. During the year ended December 31, 2014, $70,812 in principal was converted into common stock. As of December 31, 2014, the balance of the MIF Debenture was $2,273,768.

As of April 1, 2013, the Company issued a $250,000 debenture to Viridis Capital, LLC (“Viridis” and the “Viridis Debenture”) in exchange for full satisfaction of expenses and costs that were incurred by Viridis in connection with its guaranty of the Company’s obligations (see Note 12, Related Party Transactions, below).  Viridis shall have the right, but not the obligation, to convert any portion of the Viridis Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 50% of the 20 day volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  $150,000 of the Viridis Debenture was paid during the year ended December 31, 2013. The Company accounted for the Viridis Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Viridis Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Viridis Debenture upon issuance to be $477,273 which represented the face value of the debenture of $250,000 plus the present value of the conversion feature. A $150,000 portion of the Viridis Debenture was assigned to a related party resulting in a $136,364 reduction of the fair value of the conversion liability for the period and accretion of $3,030 and $6,061 was recognized during 2014 and 2013, respectively.  The carrying value of the Viridis Debenture was $200,000 at December 31, 2014, including principal of $100,000 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $100,000 at December 31, 2014.  Interest expense of $6,000 for these obligations was accrued for the year ended December 31, 2014.

OTHER DEBENTURES

During the year ended December 31, 2012, the Company incurred $175,000 in convertible debt to Gerova Asset Back Holdings, LP (“Gerova” and the “Gerova Debenture”). Gerova shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company’s common stock at a rate equal to 100% of the closing market price for the Company’s common stock for the day preceding the conversion date.  The Gerova Debenture matures December 31, 2018. Gerova delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company’s former guaranty agreement with Gerova. The balance of the Gerova Debenture was $175,000 at December 31, 2014. Interest expense of $3,500 for these obligations was accrued for the year ended December 31, 2014.

During the year ended December 31, 2013, Minority Interest Fund (II), LLC assigned $200,000 of its convertible debt to Nicholas J. Morano, LLC (“Morano” and the “Morano Debenture”).  Morano shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at 100% of the market price for the Company’s common stock at the time of conversion.  During the year ended December 31, 2014, $75,746 in principal was converted into common stock.  The balance of the Morano Debenture was $33,320 at December 31, 2014. Interest expense of $3,112 for these obligations was accrued for the year ended December 31, 2014.

NOTE 11	COMMITMENTS AND CONTINGENCIES

FACILITIES

The Company’s corporate headquarters are located in Alpharetta, Georgia. The Alpharetta lease is a one year term that terminated on January 31, 2015, at which time the lease was extended by another year. The monthly lease payment is $1,600.

INFRINGEMENT

On October 13, 2009, the U.S. Patent and Trademark Office (“PTO”) issued U.S. Patent No. 7,601,858, titled "Method of Processing Ethanol Byproducts and Related Subsystems” (the ’858 Patent) to GS CleanTech Corporation, a wholly-owned subsidiary of GreenShift Corporation. On October 27, 2009, the PTO issued U.S. Patent No. 7,608,729, titled "Method of Freeing the Bound Oil Present in Whole Stillage and Thin Stillage” (the ’729 Patent) to GS CleanTech. Both the ‘858 Patent and the ‘729 Patent relate to the Company’s corn oil extraction technologies. GS CleanTech Corporation, our wholly-owned subsidiary, subsequently filed legal actions in multiple jurisdictions alleging infringement by various persons and entities. Multiple additional related suits and countersuits were filed. On May 6, 2010, we submitted a "Motion to Transfer Pursuant to 28 U.S.C. § 1407 for Consolidated Pretrial Proceedings" to the United States Judicial Panel on Multidistrict Litigation (the "Panel") located in Washington, D.C. In this motion, we moved the Panel to transfer and consolidate all pending suits involving infringement of our patents to one federal court for orderly and efficient review of all pre-trial matters. On August 6, 2010, the Panel ordered the consolidation and transfer of all pending suits in the U.S. District Court, Southern District of Indiana for pretrial proceedings (the "MDL Case").

In October 2014, the District Court in Indiana ruled in favor of the defendants in our pending patent infringement matter on their motions for summary judgment alleging that our corn oil extraction patents were invalid, including US Pat. Nos. 7,601,858 and 8,168,037. The summary judgment ruling was not final and there are additional issues in the MDL Case that can be expected to be resolved this year. We disagree with the court’s ruling and intend to mount a vigorous appeal at the appropriate time.

OTHER MATTERS

The Company is party to an action entitled Max v. GS AgriFuels Corp., et al. in the Supreme Court, New York County, in which the plaintiffs are asserting claims to money damages against the Company and other defendants, arising from a series of Share Purchase Agreements dated March 6, 2007, under which the individual plaintiffs sold their shares in Sustainable Systems, Inc., to GS AgriFuels Corporation, a former subsidiary of the Company. In their Amended Complaint, plaintiffs asserted claims for breach of contract, fraud and negligent misrepresentation, and sought money damages in the amount of $6 million. On March 19, 2013, the Court granted in part the defendants’ motion to dismiss the Amended Complaint, and dismissed all but the breach of contract claims asserted against the Company and certain other corporate defendants. The plaintiffs have filed a Notice of Appeal from that ruling, and had indicated that they intended to perfect their appeal. On October 30, 2013, the defendants filed a motion for summary judgment dismissing the plaintiffs’ remaining claims for breach of contract.  On August 6, 2014, the Court granted the defendants’ motion to dismiss the Complaint, denied the defendants’ motion for summary judgment and dismissal of the plaintiff’s breach of contract claim, and denied the plaintiffs’ cross motion for discovery. Subsequent to December 31, 2014, the Company entered into a settlement agreement pursuant to which the plaintiff is to receive $25,000 in cash and a convertible debenture in the amount of $300,000. In the event that the plaintiffs have not converted the debenture in full at the expiration of three years, the plaintiffs may request the remaining amount be paid in full at that time. The Company accrued $325,000 as of the year ended December 31, 2014.

On June 28, 2010, JMJ Financial commenced an action entitled JMJ Financial v. GreenShift et. al., in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, State of Florida, alleging breach of contract and other causes of action for which the plaintiff seeks damages of about $300,000 plus costs. In January 2013 judgment in the amount of $600,026 was entered by default against GreenShift and its co-defendants.  The Company agreed to pay $350,000 in full settlement and release of any obligations. The Company made payments totaling $189,583 during 2013, with eight monthly remaining payments of $14,583 due through November 2014.  This settlement has been paid in full as of December 31, 2014.

On September 10, 2012, Long Side Ventures commenced an action entitled Long Side Ventures and Sunny Isles Ventures, LLC, LLC v. GreenShift et. al., in the United States District Court for the Southern District of New York, alleging breach of contract and other causes of action for which the plaintiff seeks damages of about $250,000 plus costs. Subsequent to December 31, 2014, the Company entered into a settlement agreement pursuant to which the plaintiff is to receive $150,000 in cash and securities in the amount of $250,000. The Company accrued the entire $400,000 judgment on its books as of the year ended December 31, 2014. Upon the performance of the terms of the Settlement Agreement, the Action will be dismissed against the Company and the other defendants.

On October 10, 2013, Golden Technology Management, LLC, and other plaintiffs commenced an action entitled Golden Technology Management, LLC, et al. v. NextGen Acquisition, Inc. et al. in the Supreme Court of the State of New York, County of New York, alleging breach of contract and other causes of action against the Company in connection with the acquisition of NextGen Fuel, Inc. by a former subsidiary. Plaintiffs seek damages in excess of $5,200,000 plus prejudgment interest and costs.  The Company intends to vigorously defend this action. At this stage of the proceedings, we cannot evaluate the likelihood of an unfavorable outcome in excess of the amounts previously accrued.

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

The Company is party to an employment agreement with Kevin Kreisler, the Company’s Chairman and Chief Executive Officer, which agreement includes terms for reimbursement of expenses, periodic bonuses, four weeks’ vacation and participation in any employee benefits provided to all employees of GreenShift Corporation. On December 12, 2014, Viridis Capital, LLC, the holder of a majority of the voting power in the Registrant, executed and delivered a written consent that removed four directors from their positions as members of the Company's Board of Directors.  Kevin Kreisler remains as the sole member of the Board of Directors. Subsequently, and on the same day, the Company's board of directors appointed Kevin Kreisler as chief executive officer and chief financial officer, and removed the Company's remaining officers.

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

NOTE 12	GUARANTY AGREEMENT

Viridis Capital, LLC (“Viridis”) is the majority shareholder of the Company and is solely owned by Kevin Kreisler, the Company’s founder, chairman and chief executive officer. Viridis has guaranteed all of the Company’s senior debt and has pledged all of its assets, including its shares of Company Series D Preferred Stock, to YA Global to secure the repayment by the Company of its obligations to YA Global (see Note 5, Stockholders’ Equity, above). Viridis has also guaranteed all amounts due to Cantrell Winsness Technologies, LLC in connection with the acquisition by the Company’s subsidiary of its patented and patent-pending extraction technologies (see Note 16, Related Party Transactions, below). The Company has separately agreed to indemnify and hold Viridis harmless from any and all losses, costs and expenses incurred by Viridis in connection with its guaranty of the Company’s obligations.

NOTE 13	SEGMENT INFORMATION

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

NOTE 14	MINORITY SHAREHOLDER OBLIGATIONS

The Company had accrued $204,630 as of December 31, 2011 in connection with the merger completed by its former subsidiary, GS AgriFuels, during 2008, and another $545,842 in connection with the conversion right of certain minority shareholders of an inactive subsidiary. During the year ended December 31, 2013, the Company recorded a gain of $204,630 upon extinguishment of that amount of this accrual leaving a balance of $545,842 at December 31, 2013 and 2014.

NOTE 15	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:

	2014	2013
Cash paid during the year for the following:
Interest	$--	$4,105
Income taxes	57,782	59,139

Supplemental schedule of non-cash investing and financing activities:
Debentures converted into common stock	909,396	1,193,860
Reduction in value of conversion features of convertible debt from conversions	75,131	52,484
Forgiveness of affiliate receivable charged against paid-in capital	--	50,228

NOTE 16	RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 10, Debt Obligations, above). The managing member of MIF is a relative of the Company’s chairman. During the year ended December 31, 2013, MIF forgave $5,793 of the amount due from the Company for no additional consideration.

Viridis Capital LLC (“Viridis”) is party to certain convertible debentures issued by the Company (see Note 10, Debt Obligations, above). The managing member of Viridis is the Company’s chairman, Kevin Kreisler.

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock (“CWT Preferred Shares”) with a face value of $10 per preferred share (see Note 5, Shareholders’ Equity, above). The CWT Preferred Shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the CWT Preferred Shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion CWT Preferred Shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 12, Guaranty Agreement, above).

NOTE 17	INCOME TAXES

The Company adopted the provisions of ASC 740 Income Taxes. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and through December 31, 2014, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of December 31, 2014, no interest related to uncertain tax positions had been accrued. The Company provides for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The provision for income taxes for the years ended December 31, 2014 and December 31, 2013 consisted of the following:

	2014	2013
Current provision:
Federal	$14,367	$43,948
State	--	--
Total current provision	14,367	43,948

Deferred provision (benefit) for tax:
Federal	--	--
State	--	--
Total deferred provision (benefit) for tax	--	--

Total provision for tax	$6,848	$43,948

The Company’s total deferred tax asset and valuation allowance as of December 31, 2014 and 2013 are as follows:

	2014	2013
NOL carryforwards	$12,227,203	$13,419,356

Differences in financial statement and tax accounting for:
Allowance for doubtful accounts receivable	--	(70,650)
Property, equipment and intangible assets	--	--
Net deferred tax asset	12,227,203	13,348,706

Less valuation allowances	(12,227,203)	(13,348,706)
Total deferred tax asset, net of valuation allowance	$--	$--

In assessing whether the deferred tax assets are realizable, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, Management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The decrease in valuation allowance for 2014 was $1,121,503.

The Company had federal and state net operating tax loss carry-forwards of $40,750,000 as of December 31, 2014.  The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2022.

In 2014, the Company evaluated its tax positions for years which remain subject to examination by major tax jurisdictions, in accordance with the requirements of ASC 740 and as a result concluded no adjustment was necessary. The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Company's evaluation of uncertain tax positions was performed for the tax years ended December 31, 2011 and forward, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2014.

NOTE 18	SUBSEQUENT EVENTS

Between January 1, 2015 and March 31, 2015 the Company issued 647,556,096 shares of common stock upon the conversion of debt.  As of March 31, 2015, there were 1,874,638,210 shares of common stock outstanding.  The new shares were issued in separate transactions with investors, each of which exercised its right to convert derivative securities issued by the Company in prior periods.  The issuances were exempt from registration under Section 5 of the Securities Act by reason of Section 4(2) of said Act, as the investors were sophisticated, were given access to information about the Company, and had taken the securities for investment. There were no underwriters.

ITEM 9	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2014.

There have been no changes in the company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management has conducted, with the participation of the Chief Executive Officer and the Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting. The assessment was conducted using the criteria in Internal Control—Integrated Framework (1992) issued by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of the company’s internal control over financial reporting, management identified the following material weakness in the company’s internal control over financial reporting as of December 31, 2014. Management determined that at December 31, 2014, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements. This material weakness resulted in the identification of adjustments during the financial statement close process that have been recorded in the financial statements.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2014, based on the Internal Control—Integrated Framework issued by COSO.

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

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Kevin Kreisler	42	Chairman of the Board, Chief Executive Officer & Chief Financial Officer

Kevin Kreisler is the founder and chairman of GreenShift Corporation. Mr. Kreisler has been responsible for devising the Company’s strategic direction and the development and commercialization of its technologies. Mr. Kreisler served as the Company’s vice president from 1998 to 2000, president from 2000 to 2002, chief executive officer from 2002 to 2013 and from 2014 to the present. Mr. Kreisler has also served as the Company’s chairman from 2005 to the present. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2014, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

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

The following table sets forth all compensation awarded to, earned by, or paid by GreenShift Corporation and its subsidiaries (or by third parties as compensation for services to GreenShift Corporation or its subsidiaries) to its present and former executive officers.

Name	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation

Kevin Kreisler	2014	$250,000	--	--	--	--
	2013	250,000	--	--	--	--
	2012	250,000	--	--	--	--

Edward Carroll	2014	279,327	37,500	--	--	--
	2013	250,000	--	--	--	--
	2012	250,000	--	--	--	--

David Winsness	2014	266,346	37,500	--	--	--
	2013	250,000	--	--	--	--
	2012	250,000	--	--	--	--

Greg Barlage	2014	166,730	22,500	--	--	--
	2013	150,000	--	--	--	--
	2012	150,000	--	--	--	--

Richard Krablin	2014	159,807	25,000	--	--	--
	2013	150,000	--	--	--	--
	2012	150,000	--	--	--	--

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements effective March 20, 2008 with its chief executive officer, Kevin Kreisler. The agreement provides for an annual salary, periodic bonuses, four weeks of vacation and participation in any employee plans made available to all Company employees. The agreement terminates on March 20, 2018.

COMPENSATION OF DIRECTORS

None.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the voting stock beneficially owned by any person who, to our knowledge, owned beneficially more than 5% of any class of voting stock as well as by the members of our Board of Directors and by all officers and directors as a group.

Name and Address Of Beneficial Owner(1)	Common	% of Class	Series B Preferred	% of Class	Series D Preferred	% of Class	Percentage of Voting Power(4)

Kevin Kreisler(2)(4)	1,000,000,149	52.3%	--	--	792,839	92.75%	74.15%
Edward Carroll(3)	167	<0.01%	393,183	13.56%	--	--	--
David Winsness(3)	98	<0.01%	360,933	12.45%	--	--	--
Greg Barlage(3)	109	<0.01%	356,478	12.30%	--	--	--
Richard Krablin(3)	59	<0.01%	376,183	12.99%	--	--	--

Officers and Directors as a group (1 person)	1,000,000,149	52.3%	--	--	792,839	92.75%	74.15%

(1)	The address of each shareholder is c/o GreenShift Corporation, 5950 Shiloh Road East, Suite N, Alpharetta, Georgia, 30005.

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

(4)
The Company is subject to agreements pursuant to which Acutus Capital, LLC would receive 124,875 Series D Shares and Minority Interest Fund (II), LLC (“MIF”) would receive an additional 41,034 Series D Shares (for a total of 103,534 Series D Shares held by MIF).  Such amounts correspond to an additional 165,909 Series D Shares which have not to date been issued.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 10, Debt Obligations, above). The managing member of MIF is a relative of the Company’s chairman. During the year ended December 31, 2013, MIF forgave $5,793 of the amount due from the Company for no additional consideration.

Viridis Capital LLC (“Viridis”) is party to certain convertible debentures issued by the Company (see Note 10, Debt Obligations, above). The managing member of Viridis is the Company’s chairman, Kevin Kreisler.

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock (“CWT Preferred Shares”) with a face value of $10 per preferred share (see Note 5, Shareholders’ Equity, above). The CWT Preferred Shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the CWT Preferred Shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion CWT Preferred Shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 12, Guaranty Agreement, above).

DIRECTOR INDEPENDENCE

None of the members of our Board of Directors are independent, as “independent” is defined in the rules of the NYSE MKT.

PART IV

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

Fees for professional services provided by GreenShift’s independent auditors, Rosenberg, Rich, Baker Berman and Company for the years ended December 31, 2014 and 2013 are as follows:

Audit Fees

Rosenberg Rich Baker Berman & Co. billed $90,000 to the Company for professional services rendered for the audit of fiscal 2014 financial statements and review of the financial statements included in fiscal 2014 10-Q filings. Rosenberg Rich Baker Berman & Co. billed $91,000 to the Company for professional services rendered for the audit of fiscal 2013 financial statements and review of the financial statements included in fiscal 2013 10-Q filings.

Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company during fiscal 2014 for assurance and related services that are reasonably related to the performance of the 2014 audit or review of the quarterly financial statements. Rosenberg Rich Baker Berman & Co. billed $0 to the Company during fiscal 2013 for assurance and related services that are reasonably related to the performance of the 2013 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co. billed $25,000 to the Company during fiscal 2014 for professional services rendered for tax compliance, tax advice and tax planning. Rosenberg Rich Baker Berman & Co. billed $50,000 to the Company during fiscal 2013 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees.

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in fiscal 2014 and $6,190 in fiscal 2013 for services not described above.

It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services must be pre-approved by the Board of Directors, acting in lieu of an audit committee. All of the services described above were approved by the Board of Directors.

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are exhibits filed as part of GreenShift’s Form 10K for the year ended December 31, 2014:

INDEX TO EXHIBITS

Exhibit Number	Description

3(a)	Certificate of Incorporation, as amended – filed as an Exhibit to the Registration Statement on Form SB-2 (File No. 333-116946) filed on June 29, 2004, and incorporated herein by reference

3(a)(1)	Certificate of Amendment of Certificate of Incorporation – filed as an Exhibit to the Current Report on Form 8-K filed on July 20, 2006, and incorporated herein by reference.

3(a)(2)	Certificate of Amendment of Certificate of Incorporation – filed as an Exhibit to the Current Report on Form 8-K filed on February 22, 2007, and incorporated herein by reference.

3(a)(3)	Certificate of Amendment of Certificate of Incorporation – filed as an Exhibit to the Current Report on Form 8-K filed on December 11, 2007 and incorporated herein by reference.

3(a)(4)	Certificate of Amendment of Certificate of Incorporation filed as an Exhibit to the Current Report on Form 8-K filed on February 13, 2008 and incorporated herein by reference.

3(a)(5)	Certificate of Amendment of Certificate of Incorporation filed as an Exhibit to the Current Report on Form 8-K filed on September 9, 2009 and incorporated herein by reference.

3(a)(6)	Certificate of Amendment of Certificate of Incorporation filed as an Exhibit to the Current Report on Form 8-K filed on April 5, 2010 and incorporated herein by reference.

3(a)(7)	Certificate of Amendment of Certificate of Incorporation filed as an Exhibit to the Current Report on Form 8-K filed on August 9, 2010 and incorporated herein by reference.

3(a)(8)	Corrected Certificate of Correction of Certificate of Amendment of Certificate of Incorporation filed in the State of Delaware on February 12, 2014 and incorporated hereby by reference.

3(b)	By-Laws - filed as an Exhibit to the Registration Statement on Form SB-2 (File No. 333-116946) filed on June 29, 2004, and incorporated herein by reference

10(a)	Agreement to Accept Collateral dated June 17, 2010 - filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated hereby by reference.

10(b)	Amended and Restated Secured Convertible Debenture dated July 31, 2010- filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated hereby by reference.

10(b)(1)	First Amendment to Amended and Restated Secured Convertible Debenture dated February 29, 2012 and incorporated hereby by reference.

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

GREENSHIFT CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chairman, Chief Executive Officer, Chief Financial Officer &
Chief Accounting Officer
Date:		April 7, 2015

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chairman, Chief Executive Officer, Chief Financial Officer &
Chief Accounting Officer
Date:		April 7, 2015