Form 10-Q
period 2015-03-31
GREENSHIFT CORP
filed 2015-05-15
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of May 14, 2015, there were 1,652,102,654 shares of common stock outstanding.

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	3/31/2015	12/31/2014
ASSETS

Current Assets:
Cash	$127,811	$587,021
Accounts receivable, net of doubtful accounts	267,424	647,257
Inventories, net	691,896	691,896
Prepaid expenses and other assets	111,233	64,678
Total current assets	1,198,363	1,990,852

Other Assets:
Intangible assets, net	20,379	21,179
Deposits	69,730	69,730
Total other assets	90,109	90,909

TOTAL ASSETS	1,288,472	2,081,761

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	7,270,989	7,194,854
Accrued expenses	6,674,767	6,535,148
Accrued expenses – deferred employee compensation	510,243	518,043
Income tax payable	4,543	4,543
Accrued interest payable	6,955,228	6,734,434
Accrued interest payable – related party	279,237	273,317
Deferred revenue	44,550	--
Billings in excess	93,479	32,365
Notes payable	1,367,045	1,367,045
Current portion of convertible debentures, net	14,792,876	15,062,191
Convertible debentures – related party	2,554,035	2,581,185
Amounts due to minority shareholders	545,842	545,842
Total current liabilities	41,092,648	40,848,967

Long term Liabilities:
Liability for preferred stock – related party	710,881	698,048
Convertible debentures	175,000	175,000
Total long term liabilities	885,881	873,048

Total Liabilities	41,978,529	41,722,015

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectively	2,481	2,481
Series D: 855,101 and 855,101shares issued and outstanding, respectively	855	855
Common stock: $0.0001 par value, 2,500,000,000 authorized and 1,874,639,549 and 1,227,083,263 issued and outstanding, respectively	187,463	122,706
Additional paid in capital	121,397,624	121,318,267
Accumulated deficit	(162,278,480)	(161,084,563)
Total stockholders’ equity (deficit)	(40,690,057)	(39,640,254)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,288,472	$2,081,761

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months Ended
	3/31/2015	3/31/2014

Revenue	$912,804	$3,729,044
Costs of goods sold	277,663	1,620,938
Gross profit	635,141	2,108,107

Operating expenses:
Sales, general and administrative expenses	1,183,041	1,528,461
Research and development	320,590	186,714
Total operating expenses	1,503,631	1,715,175

Income (loss) from operations	(868,490)	392,932

Other Income (Expense):
Gain (loss) on extinguishment of debt	15,248	--
Miscellaneous income	--	74
Change in conversion liabilities	11,110	83,333
Change in conversion liabilities - related party	(12,833)	(15,500)
Interest expense	(222.932)	(349,611)
Interest expense – related party	(40,472)	(40,517)
Total other income (expense), net	(249,879)	(322,221)

Income (loss) before provision for income taxes	(1,118,369)	70,711

(Provision for)/benefit from income taxes	--	--
Net income (loss)	$(1,118,369)	$70,711

Weighted average common shares outstanding, basic	1,555,234,991	15,664,027
Weighted average common shares outstanding, diluted	1,555,234,991	178,042,065,122

Earnings (Loss) per Share:
Income (loss) from continuing operations – basic	$0.00	$0.00

Income (loss) from continuing operations – diluted	$0.00	$0.00

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months Ended
	3/31/2015	3/31/2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,118,369)	70,711

Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Amortization of intangibles	801	801
Loss (gain) on extinguishment of debt	(15,248)	--
Change in conversion liabilities	1,723	(67,833)

Changes in operating assets and liabilities:
Accounts receivable	379,833	110,672
Accrued revenue	--	32,454
Prepaid expenses	(46,555)	10,188
Billings in excess	61,114	--
Deferred revenue	44,550	120,290
Accrued interest	222,932	349,611
Accrued interest – related party	6,472	40,517
Accounts payable and accrued expenses	132,406	(181,972)
Net cash provided by (used in) operating activities	(330,341)	485,438

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible debentures	(128,869)	(750,000)
Net cash provided by (used in) financing activities	(128,869)	(750,000)

Net increase (decrease) in cash	(459,210)	(264,562)
Cash at beginning of period	587,021	3,896,312
Cash at end of period	$127,811	$3,631,750

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

REFERENCES TO THE COMPANY

In this Quarterly Report on Form 10-Q, the terms “we,” “our,” “us,” “GreenShift,” or the “Company” refer to GreenShift Corporation, and its subsidiaries on a consolidated basis. The term “GreenShift Corporation” refers to GreenShift Corporation on a standalone basis only, and not its subsidiaries.

The condensed balance sheet at December 31, 2014 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. During the three months ended March 31, 2015, four customers each provided over 10% of our revenue, including two customers that accounted for more than 50% of sales (See Note 4 Significant Accounting Policies for Revenue Recognition policies).  During the three months ended March 31, 2014, three customers each provided over 10% of our revenue.

NOTE 3	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2015, the Company had $127,811 in cash, and current liabilities exceeded current assets by $39,894,285. As of December 31, 2014, debentures in the aggregate principal amount of $13,483,466 matured, and these are now in default, as the Company negotiates a modification and extension with the creditors. In addition, in October 2014 the District Court in Indiana issued a partial summary judgment that our corn oil extraction patents are invalid; if we are unable to successfully appeal that ruling or otherwise settle the infringement matter, it would have a significant negative impact on our future cash flows.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to satisfy our obligations will depend on our success in obtaining financing, our success in preserving current revenue sources and developing new revenue sources, and our success in negotiating with the creditors. Management plans to resolve the Company’s working capital deficit by increasing revenue, reducing debt and exploring new financing options. There can be no assurances that the Company will be able to eliminate its working capital deficit and that the Company’s historical operating losses will not recur. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. The Company recognizes revenue from licensing of the Company’s corn oil extraction technologies when corn oil sales occur. Licensing royalties are recognized as earned by calculating the royalty as a percentage of gross corn oil sales by the ethanol plants. For the purposes of assessing royalties, the sale of corn oil is deemed to occur when shipped, which is when four basic criteria have been met: (i) persuasive evidence of a customer arrangement; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured, and (iv) product delivery has occurred, which is generally upon shipment to the buyer of the corn oil. To the extent revenues are generated from the Company’s licensing support services, the Company recognizes such revenues when the services are completed and billed. The Company provides process engineering services on fixed price contracts.  These services are generally provided over a short period of less than three months.  Revenue from fixed price contracts is recognized on a pro rata basis over the life of the contract as they are generally performed evenly over the contract period. The Company additionally performs under fixed-price contracts involving design, engineering, procurement, installation, and start-up of oil recovery and other production systems. Revenues and fees on these contracts are recognized using the percentage-of-completion method of accounting. During 2015 and 2014, our percentage-of-completion methods included the efforts-expended percentage-of-completion method and the cost-to-cost method. The efforts-expended method utilizes using measures such as task duration and completion. The efforts-expended approach is used in situations where it is more representative of progress on a contract than the cost-to-cost or the labor-hours method (see below). The Company also used the cost-to-cost method which is used to determine the percentage of completion of a project based on the actual costs incurred. Earnings are recognized periodically based upon our estimate of contract revenues and costs in providing the services required under the contract.  The percentage of completion method must be used in lieu of the completed contract method when all of the following are present:  reasonably reliable estimates can be made of revenue and costs; the construction contract specifies the parties’ rights as to the goods, consideration to be paid and received, and the resulting terms of payment or settlement; the contract purchaser has the ability and expectation to perform all contractual duties; and the contract contractor has the same ability and expectation to perform. Under the completed contract method income is recognized only when a contract is completed or substantially completed. The asset, “costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, “Earnings per Share,” whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the three months ended March 31, 2015, we reported net loss, and accordingly dilutive instruments were excluded from the net loss per share calculation for such periods.  During the three months ended March 31, 2014, we reported net income and accordingly included potentially dilutive instruments in the fully diluted net income per share calculation and the dilutive effect of convertible instruments were determined by application of the if-converted method.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about [the] entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the possible impact of ASU 2014-15, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

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

For 2014, the fair value of the embedded conversion liabilities was determined using the present value model calculating fair value based on the conversion discount as well as the present value based on term and bond rate. During the three months ended March 31, 2014 the following assumptions were used: (1) conversion discounts of 10% to 50%; (2) term of less than one year to 8 years and (3) bond rate of 10%.

For 2015, the fair value of the embedded conversion liabilities was determined using the present value model calculating fair value based on the conversion discount as well as the present value based on term and bond rate. During the three months ended March 31, 2015 the following assumptions were used: (1) conversion discounts of 10%; (2) term of less than one year to 7 years and (3) bond rate of 10%.

Fluctuations in the conversion discount percentage have the greatest effect on the value of the conversion liabilities valuations during each reporting period. As the conversion discount percentage increases for each of the related conversion liabilities instruments, the change in the value of the conversion liabilities increases, therefore increasing the liabilities on the Company's balance sheet. The higher the conversion discount percentage, the higher the liability. A 10% change in the conversion discount percentage would result in more than a $1,424,885 change in our Level 3 fair value.

The following table presents the embedded derivatives, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets, on a recurring basis and their level within the fair value hierarchy during the three months ended March 31, 2015:

Embedded conversion liabilities as of March 31, 2015:
Level 1	$--
Level 2	--
Level 3	1,589,427
Total conversion liabilities	$1,589,427

The following table reconciles, for the period ended March 31, 2015, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2014	$1,603,496

Present value of beneficial conversion features of new debentures	--
Accretion adjustments to fair value – beneficial conversion features	12,830
Reductions in fair value due to repayments/redemptions	(11,106)
Reductions in fair value due to principal conversions	(15,793)
Balance at March 31, 2015	$1,589,427

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

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company’s licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at March 31, 2015 and December 31, 2014 were $691,896.

NOTE 7	DEBT OBLIGATIONS

The following is a summary of the Company’s financing arrangements as of March 31, 2015:
3/31/2015
Current portion of long term debt:
Mortgages and other term notes	$21,743
Current portion of notes payable	1,345,302
Total current portion of long term debt	$1,367,045

Current portion of convertible debentures:
YA Global Investments, L.P., 6% interest, conversion at 90% of market	$12,159,471
Better Half Bloodstock, Inc., 0% interest, conversion at 90% of market	50,000
Circle Strategic Allocation Fund, LP, 6% interest, conversion at 90% of market	40,737
Dakota Capital, 6% interest, conversion at 90% of market	714,870
EFG Bank, 6% interest, conversion at 90% of market	118,895
Empire Equity, 6% interest, conversion at 90% of market	121,913
Epelbaum Revocable Trust, 6% interest, conversion at 90% of market	91,985
Highland Capital, 6% interest, conversion at 90% of market	19,500
JMC Holdings, LP, 6% interest, conversion at 90% of market	141,506
Dr. Michael Kesselbrenner, 6% interest, conversions at 90% of market	11,577
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	2,418
Morano, LLC, 6% interest, no conversion discount	33,320
Susan Schneider, 6% interest, conversions at 90% of market	10,594
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	2,257,118
Viridis Capital, LLC, 6% interest, conversion at 50% of market	100,000
Related Party Debenture, 6% interest, no conversion discount	96,917
Conversion liabilities	1,376,091
Total current portion of convertible debentures	$17,346,911

Long term convertible debentures:
Gerova Asset Backed Holdings, LP, 2% interest, no conversion discount	175,000
Total long term convertible debentures	$175,000

A total of $16,145,821 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of March 31, 2015 and the Company’s ability to meet such obligations:

Year	Amount
2015	$17,337,866
2016	--
2017	--
2018	175,000
2019	--
Thereafter	--
Total minimum payments due under current and long term obligations	$17,512,866

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

The Company accounted for the A&R Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company’s common shares. During the year ended December 31, 2014, the Company paid $4,529,500 in cash towards the principal balance of the A&R Debenture.  During the year ended December 31, 2014, YA Global assigned $1,300,000 of its principal due on the A&R Debenture to four of its equity-holders, which assignment reduced the principal balance due to YA The Company also purchased $686,041 in accrued interest from one of its assignees. The Company had determined the fair value of the A&R Debenture at December 31, 2014 to be $19,675,780 which represented the face value of the debenture plus the present value of the conversion feature. During the three months ended March 31, 2015, the Company recognized a decrease in the conversion liability relating to the A&R Debenture of $10,742 for assignments and/or repayments during the period and $2,687 from conversions of debt into common stock. The carrying value of the A&R Debenture was $13,288,520 at March 31, 2015, including principal of $12,159,471 and the value of the conversion liability. The liability for the conversion feature of $1,129,049 at March 31, 2015 is equal to its estimated settlement value. Interest expense of $181,201 for the A&R Debenture was accrued for the three months ended March 31, 2015.

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

ASSIGNEES OF YA GLOBAL INVESTMENTS, L.P.

From time to time since 2011, YA Global has subdivided the A&R Debenture (or its predecessor obligation) and assigned portions to individuals and entities that are equity-holders in YA Global.  As of March 31, 2015, twelve assignees of YA Global held debentures with an aggregate balance of $1,323,995 (the “Assignee Debentures”).  The terms of the Assignee Debentures are substantially identical.  The Assignee Debentures bear interest at 6% per annum, except that debentures in the principal amount of $50,000 that were issued in exchange for assigned accrued interest do not bear interest. The holder of an Assignee Debenture has the right, but not the obligation, to convert any portion of the Assignee Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Assignee Debentures matured on December 31, 2014.  The ongoing negotiations regarding a restructuring and extension of the A&R Debenture discussed above contemplate that identical modifications would be made to the Assignee Debentures.

The Company accounted for the Assignee Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each Assignee Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the aggregate value of the Assignee Debentures at December 31, 2013 to be $5,149,206 which represented the aggregate face value of the debentures of $4,634,512 plus the present value of the conversion feature. During the three months ended March 31, 2015, the Company made payments against the Assignee Debentures which resulted in a $369 reduction of the fair value of the conversion liability for the period as well as a reduction of $13,106 due to conversions during the period. The carrying value of the Assignee Debentures was $1,471,037 at March 31, 2015, including principal of $1,323,995 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $147,042 as of March 31, 2015.  Interest expense of $19,281 for these obligations was accrued for the three months ended March 31, 2015.

RELATED PARTY OBLIGATIONS

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate principal amount of $3,988,326 (the “MIF Debenture”) and convertible debentures payable to Viridis Capital, LLC in an aggregate principal amount of $518,308 (the “Viridis 2010 Debenture”). As discussed more fully in Note 17, Related Party Transactions, below, the Company entered into agreements with MIF and Viridis to amend and restate the terms of the MIF Debenture and Viridis 2010 Debenture effective September 30, 2011 to extend the maturity date to September 30, 2013; to eliminate and contribute $502,086 in accrued interest and $1,065,308 of principal; to reduce the applicable interest rate to 6% per annum; to eliminate MIF’s and Viridis’ right to convert amounts due at a discount to the market price of the Company’s common stock; and to reverse various non-cash assignments of debt involving related parties. The restated balances due to MIF and Viridis at September 30, 2011, were $3,017,061 and $237,939, respectively. No interest was payable to either MIF or Viridis after these amendments. MIF received 62,500 shares of Series D Preferred Stock in partial consideration of the contribution of principal and accrued interest and the various other modified terms of MIF’s agreements with the Company. On September 30, 2011, the Company issued $1,090,000 and $351,000 in convertible debt to Acutus Capital, LLC (“Acutus”) and family members of the Company’s chairman, respectively, for cash investments previously provided to the Company. The terms of these debentures provide for interest at 6% per annum, a maturity date of September 30, 2013, and the right to convert amounts due into Company common stock at 100% of the market price for the Company’s common stock at the time of conversion. The foregoing debentures are subject to conditions which limit the transfer of shares issued upon conversion to 5% of the average monthly volume for the Company’s common stock. During the three months ended March 31, 2015, $16,650 in principal was converted into common stock. As of March 31, 2015, the balance of the MIF Debenture was $2,257,118.

As of April 1, 2013, the Company issued a $250,000 debenture to Viridis Capital, LLC (“Viridis” and the “Viridis Debenture”) in exchange for full satisfaction of expenses and costs that were incurred by Viridis in connection with its guaranty of the Company’s obligations (see Note 11, Related Party Transactions, below).  Viridis shall have the right, but not the obligation, to convert any portion of the Viridis Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 50% of the 20 day volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  $150,000 of the Viridis Debenture was paid during the year ended December 31, 2014. The Company accounted for the Viridis Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Viridis Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Viridis Debenture upon issuance to be $477,273 which represented the face value of the debenture of $250,000 plus the present value of the conversion feature. A $150,000 portion of the Viridis Debenture was assigned to a related party resulting in a $136,364 reduction of the fair value of the conversion liability for the period and accretion of $6,061 was recognized during 2013.  The carrying value of the Viridis Debenture was $200,000 at March 31, 2015, including principal of $100,000 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $100,000 at March 31, 2015.  Interest expense of $1,479 for these obligations was accrued for the three months ended March 31, 2015.

OTHER DEBENTURES

During the year ended December 31, 2012, the Company incurred $175,000 in convertible debt to Gerova Asset Back Holdings, LP (“Gerova” and the “Gerova Debenture”). Gerova shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company’s common stock at a rate equal to 100% of the closing market price for the Company’s common stock for the day preceding the conversion date.  Gerova delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company’s former guaranty agreement with Gerova. The debenture matures on December 31, 2018. The balance of the Gerova Debenture was $175,000 at March 31, 2015. Interest expense of $863 for these obligations was accrued for the three months ended March 31, 2015.

During the year ended December 31, 2014, Minority Interest Fund (II), LLC assigned $200,000 of its convertible debt to Nicholas J. Morano, LLC (“Morano” and the “Morano Debenture”).  Morano shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at 100% of the market price for the Company’s common stock at the time of conversion.  The balance of the Morano Debenture was $33,320 at March 31, 2015. Interest expense of $493 for these obligations was accrued for the three months ended March 31, 2015.

NOTE 8	GUARANTY AGREEMENT

Viridis Capital, LLC (“Viridis”) is the majority shareholder of the Company and is solely owned by Kevin Kreisler, the Company’s founder and chairman. Viridis has guaranteed all of the Company’s senior debt and has pledged all of its assets, including its shares of Company Series D Preferred Stock, to YA Global to secure the repayment by the Company of its obligations to YA Global (see Note 9, Stockholders’ Equity, below). Viridis has also guaranteed all amounts due to Cantrell Winsness Technologies, LLC in connection with the acquisition by the Company’s subsidiary of its patented and patent-pending extraction technologies (see Note 11, Related Party Transactions, below). The Company has separately agreed to indemnify and hold Viridis harmless from any and all losses, costs and expenses incurred by Viridis in connection with its guaranty of the Company’s obligations.

NOTE 9	STOCKHOLDERS’ EQUITY

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into 0.025 shares of common stock. Upon the declaration of dividends on common stock, the holders would be entitled to cumulative dividend rights equal to that of the holders of the number of shares into which the Series B Preferred Shares are convertible, and have voting privileges of one vote to every one common share. At March 31, 2015 and December 31, 2014, there were 2,480,544 shares of Series B Preferred Stock issued and outstanding.

SERIES D PREFERRED STOCK

Shares of the Series D Preferred Stock (the “Series D Shares”) may be converted by the holder into Company common stock. The conversion ratio is such that the full 1,000,000 Series D Shares originally issued convert into Company common shares representing 80% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). The holder of Series D Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series D Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series D Shares will receive the dividend that would be payable if the Series D Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series D Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series D Shares had been converted into common shares. The Company has issued 800,000 Series D Shares to Viridis Capital, LLC, and 62,500 Series D Shares to Minority Interest Fund (II), LLC. However, Viridis and the Company are subject to an additional agreements which, if performed, provide for additional (but currently unissued) shares of the Company’s Series D Preferred Stock to be beneficially owned by Acutus Capital, LLC (124,875 shares) and Minority Interest Fund (II), LLC (41,034 additional shares). During the year ended December 31, 2014, 7,161 shares of Series D Preferred Stock were converted into 1 billion shares of Company common stock by Viridis Capital, LLC, the majority shareholder of the Company. The sole member of Viridis, Kevin Kreisler, is the Company’s chairman. At March 31, 2015 and December 31, 2014, there were 855,101 shares of Series D Preferred Stock issued and outstanding.

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

SERIES F PREFERRED STOCK

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock with a face value of $10 per preferred share. The Series F preferred shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the Series F preferred shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion Series F preferred shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 8, Guaranty Agreements, above). The Company accounted for the Series F preferred shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible Series F preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares.  The Company determined the value of the Series F preferred shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the three months ended March 31, 2015, the Company recorded an expense of $12,833 for the accretion to fair value at March 31, 2015, including the grant date value plus the accretion less redemptions of the conversion liability during the year. The liability for the conversion feature shall increase from its present value of $213,336 at March 31, 2015 to its estimated settlement value of $479,973 at June 10, 2020.

The only conditions under which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

COMMON STOCK

During the three months ended March 31, 2015 and 2014, the Company issued a total of 647,556,096 shares and 15,105,067 shares of common stock, respectively, upon conversion in period of $128,321 and $338,488, respectively, of principal and accrued interest due pursuant to the Company’s various convertible debentures (see Note 7, Debt Obligations, above).

NOTE 10	COMMITMENTS AND CONTINGENCIES

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

NOTE 11	RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 7, Debt Obligations, above). The managing member of MIF is a relative of the Company’s chairman.

Viridis Capital LLC (“Viridis”) is party to certain convertible debentures issued by the Company (see Note 7, Debt Obligations, above). The managing member of Viridis is the Company’s chairman, Kevin Kreisler.

NOTE 12	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the three months ended March 31, 2015 and 2014:

	3/31/2014	3/31/2014
Cash paid for the following:
Interest	$--	$--
Total interest paid in cash	--	--

Supplemental disclosure of non-cash investing and financing activities:
Debentures converted into common stock	$128,321	$338,488
Reductions of conversion liabilities from debt conversions	15,793	56,167
Forgiveness of affiliate payable	--	--

NOTE 13	SUBSEQUENT EVENTS

On May 1, 2015 the Company issued 7,161 shares of Series D Preferred Stock to Viridis Capital, LLC, and Viridis Capital, LLC surrendered one billion shares of the Company's common stock to the Company.

On April 1, 2015, the Company reached a settlement in the Max v. GS AgriFuels Corp. case (see Note 10, Commitments and Contingencies).

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

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” “may,” “could,” “should,” “will,” or similar expressions. Any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements contained herein reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors of our annual report on Form 10-K for the year ended December 31, 2014. Specifically, we may experience significant fluctuations in future operating results due to the uncertain results of pending patent litigation as well as a number of economic conditions, including, but not limited to, competition, the actions of third parties infringing our patents, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation or to the laws upon which our intellectual property rights are based, the timely completion of corn oil extraction projects by our licensees, the amount of corn oil recovered by our licensees, and other risk factors detailed in our reports filed with the SEC. Actual results may differ materially from projected results due, without limitation, to unforeseen developments.

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

Plan of Operations

We will continue our work with our licensees to maximize the benefits and minimize the costs of recovering as much corn oil as possible, and we remain focused on winning new business and increasing our licensed penetration. To do so moving forward, we will continue to provide our licensees with exceptional services, the highest-performing systems available, and access to new technologies for further gains in licensee profitability and competitive advantage. We will also continue to expand our patent portfolio. We have many additional patents pending and we remain committed to developing new technologies to further enhance the profitability of our licensees. And, we will stay the course in our ongoing infringement litigation with a view towards enhancing and protecting the significant competitive advantage of our licensees

Our financial performance for 2015 and beyond can be expected to be most significantly impacted by the rate at which our existing and new licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the costs incurred in our ongoing litigation for infringement of our patents. In addition, future results may be improved by the significant interest for our engineering and other services in connection with the design, construction, integration and modification of corn oil extraction systems and other new systems for existing and prospective licensees. We expect that these activities will contribute to revenue during 2015.

We additionally expect to continue to incur substantial costs in connection with our ongoing litigation for infringement of our patented corn oil extraction technologies. These costs decreased during 2014 but are expected to continue through 2015 in advance of trial. These expenses may delay or otherwise adversely affect our ability to achieve our profitability and debt reduction goals. We hope to eventually eliminate our litigation expense, but we must and will take all necessary steps to bring infringement of our patents to an end.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues for the three months ended March 31, 2015 were approximately $900,000 as compared to about $3.7 million generated during the three months ended March 31, 2014. The decrease in revenue during 2015 as compared to 2014 was due to a decrease in event-driven engineering services revenue, the amount of corn oil produced and the royalties paid by our licensees, and commodity price fluctuation. Revenue in future periods will remain subject to variance in connection with a number of factors, including the rate at which our licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the three months ended March 31, 2015 decreased to approximately $300,000 from about $1.6 million during 2014. We generated approximately $600,000 in gross profit for the three months ended March 31, 2015 as compared to $2.1 million for the three months ended March 31, 2014. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the three months ended March 31, 2015 and 2014 were about $1.5 million and $1.7 million, respectively. Operating expenses during 2015 included approximately $600,000 in professional fees, of which approximately $200,000 was accrued and not paid during the three months, as well as about $321,000 in research and development costs. By contrast, operating expenses during 2014 included about $600,000 in professional fees as well as about $187,000 in research and development costs. Our legal costs during 2015 were incurred primarily in connection with our ongoing litigation for patent infringement. We produced about $868,000 in operating loss during 2015 as compared to about $392,000 in operating income in 2014.

Other expense, net of other income, for the three months ended March 31, 2015 was approximately $250,000, while other expenses, net, for the three months ended March 31, 2014 was approximately $320,000. The amount for 2015 included about $260,000 in accrued interest as compared to about $390,000 in accrued interest expense incurred in 2014.

Net loss for three months ended March 31, 2015 was about $1.1 million as compared to net income of approximately $70,000 during the same period in 2014.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. The principal amount on our convertible debentures due to various lenders was about $16 million as of March 31, 2015, which amount included conversion liabilities of about $1.4 million. The change in value of these conversion liabilities during the first quarter of 2015 resulted in other expense during the period of about $1,700.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity during 2014 was cash produced by our operations. During the three months ended March 31, 2015, due to the reduction in revenue, our operating activities used about $330,000 in net cash. We also used about $100,000 to repay convertible debentures. As a result, we recorded a net decrease of approximately $459,000 in our cash position. In contrast, during the three months ended March 31, 2014, when we recorded net income, our operations produced about $0.5 million in net cash, which partially enabled us to used $750,000 to repay convertible debentures.

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

We owe about $13.5 million in debt to YA Global. We paid YA Global and their assignees a total of about $100,000 in cash during the three months ended March 31, 2015 and YA Global and its assignees collectively converted about $101,000 due under their debentures into shares of our common stock. Repayment of the balance of these obligations in cash has been and remains an important objective for us, and we hope to complete a financing during 2015 to refinance and recapitalize all of our remaining convertible obligations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2015.

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

See Note 10 to the Consolidated Financial Statements for litigation events during the recent quarter.

ITEM 1A	RISK FACTORS

Our investors should consider the risks that could affect us and our business as set forth in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change from the risks set forth in that Report.

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

During the three months ended March 31, 2015, the Company issued a total of 647,556,096 shares to the Company’s various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $128,321. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity’s own account. There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of GreenShift’s Form 10-Q for the quarter ended March 31, 2015:

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

GREENSHIFT CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chairman, Chief Executive Officer, Chief Financial Officer &
Chief Accounting Officer
Date:		May 15, 2014