Form 10-Q
period 2015-06-30
GREENSHIFT CORP
filed 2015-09-18
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of September 17, 2015, there were 30,370,547 shares of common stock outstanding.

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2015 AND DECEMBER 31, 2014
  (Unaudited)

	6/30/2015	12/31/2014
ASSETS

Current Assets:
Cash	$158,934	$587,021
Accounts receivable, net of doubtful accounts	490,683	647,257
Inventories, net	691,896	691,896
Due from affiliate	132,362	--
Prepaid expenses and other assets	83,471	64,678
Total current assets	1,557,346	1,990,852

Other Assets:
Intangible assets, net	19,578	21,179
Minority investment in subsidiary	3,733,132	--
Deposits	69,730	69,730
Total other assets	3,822,440	90,909

TOTAL ASSETS	5,379,786	2,081,761

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	8,532,025	7,194,854
Accrued expenses	7,165,437	6,610,696
Accrued expenses – deferred employee compensation	510,243	518,043
Income tax payable	4,543	4,543
Accrued interest payable	7,182,654	6,734,434
Accrued interest payable – related party	302,290	273,317
Deferred revenue	44,550	--
Billings in excess	13,887	32,365
Notes payable	1,367,045	1,367,045
Current portion of convertible debentures, net	14,639,027	15,062,191
Convertible debentures - related party	2,311,179	2,581,185
Amounts due to minority shareholders	545,842	545,842
Total current liabilities	42,618,722	40,924,515

Long term Liabilities:
Liability for preferred stock – related party	706,576	698,048
Convertible debentures	429,041	175,000
Total long term liabilities	1,135,617	873,048

Total Liabilities	43,754,339	41,797,563

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized: Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectivelySeries D: 862,262 and 855,101 shares issued and outstanding, respectively	862	855
Common stock: $0.0001 par value, 2,500,000,000 authorized 18,847,034 and 12,270,833 shares issued and outstanding, respectively	1,885	1,227
Additional paid in capital	125,902,978	121,439,746
Accumulated deficit	(164,282,759)	(161,160,111)
Total stockholders’ equity (deficit)	(38,374,553)	(39,715,802)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,379,786	$2,081,761

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Three Months Ended		Six Months Ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014

Revenue	$1,149,559	$4,109,835	$2,062,363	$7,838,879
Costs of goods sold	439,064	1,589,259	716,727	3,210,196
Gross profit	710,495	2,520,576	1,345,636	4,628,683

Operating expenses:
Research and development	(146,429)	233,682	174,161	420,396
Sales, general and administrative expenses	1,763,533	2,045,033	2,946,574	3,573,494
Total operating expenses	1,617,104	2,278,715	3,120,735	3,993,890

Income (loss) from operations	(906,609)	241,861	(1,775,099)	634,793

Other Income (Expense):
Gain on extinguishment of debt	6,350	2,814,952	21,598	2,814,952
Other expense	(560,000)	--	(560,000)	--
Miscellaneous income	--	3,981	--	4,055
Equity loss from investee	(270,543)	--	(270,543)	--
Change in conversion liabilities	(8,691)	72,682	2,419	156,015
Change in conversion liabilities - related party	4,305	39,160	(8,528)	23,660
Interest expense	(232,855)	(298,333)	(455,787)	(647,944)
Interest expense – related party	(36,236)	(39,479)	(76,708)	(79,996)
Total other income (expense), net	(1,097,670)	2,592,963	(1,347,549)	2,370,742

Income (loss) before provision for income taxes	(2,004,279)	2,834,824	(3,122,648)	2,905,535

(Provision for)/benefit from income taxes	--	(30)	--	(30)

Net income (loss)	$(2,004,279)	$2,834,794	$(3,122,648)	$2,905,505

Weighted average common shares outstanding, basic	15,552,350	475,175	17,507,302	234,061
Weighted average common shares outstanding, diluted	15,552,350	18,323,595	17,507,302	18,323,595

Earnings (Loss) per Share:
Net income (loss) per share – basic	$(0.13)	$5.97	$(0.18)	$12.41

Net income (loss) per share – diluted	$(0.13)	$0.15	$(0.18)	$0.16

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Six Months Ended
	6/30/2015	6/30/2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,122,648)	2,905,505

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles	1,601	1,601
Gain on extinguishment of debt	21,598	(2,814,952)
Change in conversion liabilities	6,109	(179,675)
Expenses incurred by issuance of debentures	5,244	--

Changes in operating assets and liabilities:
Accounts receivable	156,574	(183,778)
Prepaid expenses	(18,793)	(1,378)
Inventory	--	460,000
Deposits	--	--
Deferred revenue	44,550	(7,586)
Accrued interest	450,543	647,944
Accrued interest – related party	42,708	79,996
Billings in excess	(18,478)	--
Accounts payable and accrued expenses	2,024,969	443,802
Net cash provided by operating activities	(449,218)	1,351,479

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of debenture from settlement of contingency	250,000	--
Repayment of convertible debentures	(228,869)	(2,802,500)
Repayment of convertible debentures – related party bridge	--	(60,000)
Net cash provided by (used in) financing activities	21,131	(2,862,500)

Net increase (decrease) in cash	(428,087)	(1,511,021)
Cash at beginning of period	587,021	3,896,312
Cash at end of period	$158,934	$2,385,291

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

The balance sheet at December 31, 2014 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. During the six months ended June 30, 2015, four customers each provided over 10% of our revenue, including one customer that accounted for more than 50% of sales (See Note 4 Significant Accounting Policies for Revenue Recognition policies).  During the six months ended June 30, 2014, three customers each provided over 10% of our revenue.

NOTE 3 GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2015, the Company had $158,934 in cash, and current liabilities exceeded current assets by $41,061,377. As of December 31, 2014, debentures in the aggregate principal amount of $13,344,990 matured, and these are now in default, as the Company negotiates a modification and extension with the creditors. In addition, in October 2014 the District Court in Indiana issued a partial summary judgment that our corn oil extraction patents are invalid; if we are unable to successfully appeal that ruling or otherwise settle the infringement matter, it would have a significant negative impact on our future cash flows.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, “Earnings per Share,” whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the three months and six ended June 30, 2015, we reported net losses and, in accordance with ASC 260, dilutive instruments were excluded from the net loss per share calculation for such periods. However, during the three and six months ended June 30, 2014, we reported net income and accordingly included potentially dilutive instruments in the fully diluted net income per share calculation.

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

EQUITY INVESTMENTS

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. The Company’s share of its equity method investee’s earnings or losses is included in other income in the accompanying Consolidated Statements of Operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which modifies how all entities recognize revenue and various other revenue accounting standards for specialized transactions and industries. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company is currently evaluating the possible impact of ASU 2014-15, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU No. 2015-02. The amendments of ASU No. 2015-02 were issued in an effort to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity's voting rights; or (3) the exposure to a majority of the legal entity's economic benefits. ASU No. 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The guidance in ASU No. 2015-02 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the possible impact of ASU 2014-15, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

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

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

For 2014, the fair value of the embedded conversion liabilities was determined using the present value model calculating fair value based on the conversion discount as well as the present value based on term and bond rate. During the six months ended June 30, 2014 the following assumptions were used: (1) conversion discounts of 10% to 50%; (2) term of less than one year to 8 years and (3) bond rate of 10%.

For 2015, the fair value of the embedded conversion liabilities was determined using the present value model calculating fair value based on the conversion discount as well as the present value based on term and bond rate. During the six months ended June 30, 2015 the following assumptions were used: (1) conversion discounts of 10%; (2) term of less than one year to 7 years and (3) bond rate of 10%.

Fluctuations in the conversion discount percentage have the greatest effect on the value of the conversion liabilities valuations during each reporting period. As the conversion discount percentage increases for each of the related conversion liabilities instruments, the change in the value of the conversion liabilities increases, therefore increasing the liabilities on the Company's balance sheet. The higher the conversion discount percentage, the higher the liability. A 10% change in the conversion discount percentage would result in more than a $1,511,531 change in our Level 3 fair value.

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the six months ended June 30, 2015:

Embedded conversion liabilities as of June 30, 2015:
Level 1	$--
Level 2	--
Level 3	1,488,215
Total	$1,488,215

The following table reconciles, for the period ended June 30, 2015, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2014	$1,603,496

Present value of beneficial conversion features of new debentures	151,100
Accretion adjustments to fair value – beneficial conversion features	27,737
Reductions in fair value due to repayments/redemptions	(172,728)
Reduction upon extinguishment related to conversion feature-related party	(100,000)
Reductions in fair value due to principal conversions	(21,390)
Balance at June 30, 2015	$1,488,215

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

NOTE 6 INVENTORIES

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company’s licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at June 30, 2015 and December 31, 2014 were $691,896.

NOTE 7 DEBT OBLIGATIONS

The following is a summary of the Company’s financing arrangements as of June 30, 2014:

6/30/2015
Current portion of long term debt:
Mortgages and other term notes	$21,743
Current portion of notes payable	1,345,302
Total current portion of long term debt	$1,367,045

Current portion of convertible debentures:
YA Global Investments, L.P., 6% interest, conversion at 90% of market	$10,855,919
Better Half Bloodstock, Inc., 0% interest, conversion at 90% of market	50,000
Circle Strategic Allocation Fund, LP, 6% interest, conversion at 90% of market	40,413
Dakota Capital Pty Limited, 6% interest, conversion at 90% of market	714,870
EFG Bank, 6% interest, conversion at 90% of market	117,948
Empire Equity, 6% interest, conversion at 90% of market	113,768
Epelbaum Revocable Trust, 6% interest, conversion at 90% of market	91,252
Highland Capital, 6% interest, conversion at 90% of market	5,600
JMC Holdings, LP, 6% interest, conversion at 90% of market	140,380
Dr. Michael Kesselbrenner, 6% interest, conversions at 90% of market	11,484
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	2,399
Morano, LLC, 6% interest, no conversion discount	33,320
Mountainville LTD., 6% interest, conversion at 90% of market	1,190,446
Susan Schneider, 6% interest, conversions at 90% of market	10,510
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	2,229,762
Related Party Debenture, 6% interest, no conversion discount	81,417
Conversion liabilities	1,260,718
Total convertible debentures	$16,950,206

Long term convertible debentures:
Gerova Asset Backed Holdings, LP, 2% interest, no conversion discount	175,000
Long Side Ventures, 6% interest, conversion at 90% of market	254,041
Total long term convertible debentures	$429,041

A total of $16,100,063 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of June 30, 2015 and the Company’s ability to meet such obligations:

Year	Amount
2015	$17,056,534
2016	--
2017	--
2018	410,574
2019	--
Thereafter	--
Total minimum payments due under current and long term obligations	$17,467,108

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

On November 12, 2013, the Company and YA Global Investments, L.P., entered into an amended forbearance agreement pursuant in which the maturity date of the Company's outstanding debt to YA Global and its assignees was extended to December 31, 2014. The amendment further provided for a mandatory prepayment of $500,000 on or before December 15, 2013, cash payments by the Company of $250,000 per month for the first six months of 2014, $261,000 per month for the second six months of 2014 and the reimbursement of certain legal costs and expenses. The Company will also be required to pay an amount equal to twenty percent (20%) of all gross proceeds received from any defendant in any patent infringement litigation, whether now existing or hereafter arising, within one (1) Business Day of receipt. The debt due to YA Global matured on December 31, 2014. Management expects to enter into agreements with YA Global to restructure and extend the maturity of that debt during 2015.

On December 22, 2014 GreenShift Corporation, its subsidiaries and affiliates, Viridis Capital, LLC and YA Global Investments, L.P. (“YA Global”) entered into a Sixth Amendment to Second Global  Forbearance Agreement (the “Amendment”).  The Amendment recites that on or about December 12, 2014 YA Global became aware of certain events that are cause for termination of the Forbearance Agreement and enforcement of YA Global's rights in the event of default under the Debenture. Subsequently, Viridis Capital, LLC, the controlling shareholder of GreenShift, took certain actions as a result of the discovery of the termination events, including removal of certain officers and directors of GreenShift. The Amendment states that, in order to facilitate ongoing negotiations between GreenShift and YA Global, YA Global, for itself and its assignees, has agreed to forbear from enforcing its rights and remedies as a result of the termination events until January 31, 2015, unless another termination event occurs. Since that time the parties have been carrying on negotiations aimed at restructuring the loan and extending the maturity date. Management believes that the restructuring and extension will be accomplished in 2015.

The Company accounted for the A&R Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company’s common shares. During the year ended December 31, 2014, the Company paid $4,529,500 in cash towards the principal balance of the A&R Debenture.  During the year ended December 31, 2014, YA Global assigned $1,300,000 of its principal due on the A&R Debenture to four of its equity-holders, which assignment reduced the principal balance due to YA The Company also purchased $686,041 in accrued interest from one of its assignees. The Company had determined the fair value of the A&R Debenture at December 31, 2014 to be $19,675,780 which represented the face value of the debenture plus the present value of the conversion feature. During the six months ended June 30, 2015, the Company recognized a decrease in the conversion liability relating to the A&R Debenture of $143,048 for assignments and/or repayments during the period and $1,805 from conversions of debt into common stock. The carrying value of the A&R Debenture was $11,840,115 at June 30, 2015, including principal of $10,855,919 and the value of the conversion liability. The liability for the conversion feature of $984,196 at June 30, 2015 is equal to its estimated settlement value. Interest expense of $352,231 for the A&R Debenture was accrued for the six months ended June 30, 2015.

YA CORN OIL

In addition to the balance of the A&R Debenture is a promissory note that the Company made in 2012 as a result of certain indemnification obligations that arose from the Company’s transactions with YA Global’s affiliate, YA Corn Oil.  The note amount is $1,295,302, accrues interest at 6% and matured on December 31, 2013. YA Corn Oil extended the due date to January 31, 2015. Management expects to enter into agreements with YA Corn Oil to restructure and extend the maturity of that debt in 2015.

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

The Company accounted for the Assignee Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each Assignee Debentures could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the aggregate value of the Assignee Debentures at December 31, 2013 to be $5,149,206 which represented the aggregate face value of the debentures of $4,634,512 plus the present value of the conversion feature. During the six months ended June 30, 2015, YA Global assigned $1,200,000 to an additional assignee, which resulted in $151,100 in new liabilities. During the six months ended June 30, 2015, the Company made payments against the Assignee Debentures which resulted in a $1,799 reduction of the fair value of the conversion liability for the period, $1,516 in accretion as well as a reduction of $15,528 due to conversions during the period. The carrying value of the Assignee Debentures was $2,765,593 at June 30, 2015, including principal of $2,489,071 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $276,522 as of June 30, 2015.  Interest expense of $50,128 for these obligations was accrued for the six months ended June 30, 2015.

RELATED PARTY OBLIGATIONS

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate principal amount of $3,988,326 (the “MIF Debenture”) and convertible debentures payable to Viridis Capital, LLC in an aggregate principal amount of $518,308 (the “Viridis 2010 Debenture”). As discussed more fully in Note 17, Related Party Transactions, below, the Company entered into agreements with MIF and Viridis to amend and restate the terms of the MIF Debenture and Viridis 2010 Debenture effective September 30, 2011 to extend the maturity date to September 30, 2013; to eliminate and contribute $502,086 in accrued interest and $1,065,308 of principal; to reduce the applicable interest rate to 6% per annum; to eliminate MIF’s and Viridis’ right to convert amounts due at a discount to the market price of the Company’s common stock; and to reverse various non-cash assignments of debt involving related parties. The restated balances due to MIF and Viridis at September 30, 2011, were $3,017,061 and $237,939, respectively. No interest was payable to either MIF or Viridis after these amendments. MIF received 62,500 shares of Series D Preferred Stock in partial consideration of the contribution of principal and accrued interest and the various other modified terms of MIF’s agreements with the Company. During the six months ended June 30, 2015, $44,006 in principal was converted into common stock. As of June 30, 2015, the balance of the MIF Debenture was $2,229,762.

As of April 1, 2013, the Company issued a $250,000 debenture to Viridis Capital, LLC (“Viridis” and the “Viridis Debenture”) in exchange for full satisfaction of expenses and costs that were incurred by Viridis in connection with its guaranty of the Company’s obligations (see Note 11, Related Party Transactions, below).  Viridis shall have the right, but not the obligation, to convert any portion of the Viridis Debenture into the Company’s common stock at a rate equal to the lesser of (a) $1.00 or (b) 50% of the 20 day volume weighted average price of the Company’s common stock during the 20 consecutive trading days immediately preceding the conversion date.  $150,000 of the Viridis Debenture was paid during the year ended December 31, 2014. The Company accounted for the Viridis Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Viridis Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The Company determined the value of the Viridis Debenture upon issuance to be $477,273 which represented the face value of the debenture of $250,000 plus the present value of the conversion feature. A $150,000 portion of the Viridis Debenture was assigned to a related party resulting in a $136,364 reduction of the fair value of the conversion liability for the period and accretion of $6,061 was recognized during 2013.  The Viridis Debenture was written off and cancelled during the quarter ended June 30, 2015. The carrying value of the Viridis Debenture was $0 at June 30, 2015, due to the write-off of the debt and accrued interest. Interest expense of $2,975 for these obligations was accrued for the six months ended June 30, 2015.

OTHER DEBENTURES

During the year ended December 31, 2012, the Company incurred $175,000 in convertible debt to Gerova Asset Back Holdings, LP (“Gerova” and the “Gerova Debenture”). Gerova shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company’s common stock at a rate equal to 100% of the closing market price for the Company’s common stock for the day preceding the conversion date.  Gerova delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company’s former guaranty agreement with Gerova. The debenture matures on December 31, 2018. The balance of the Gerova Debenture was $175,000 at June 30, 2015. Interest expense of $1,736 for these obligations was accrued for the six months ended June 30, 2015.

During the year ended December 31, 2014, Minority Interest Fund (II), LLC assigned $200,000 of its convertible debt to Nicholas J. Morano, LLC (“Morano” and the “Morano Debenture”).  Morano shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at 100% of the market price for the Company’s common stock at the time of conversion.  The balance of the Morano Debenture was $33,320 at June 30, 2015. Interest expense of $991 for these obligations was accrued for the six months ended June 30, 2015.

The Company issued a debenture in the amount of $250,000 to Long Side Ventures (“LSV”) under the terms of the settlement agreement pursuant to which the plaintiff is to receive $150,000 in cash and a debenture in the amount issued during the six months ended June 30, 2015. LSV shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company’s common stock at a rate equal to 90% of the lowest closing bid price for the Company’s common stock for twenty days preceding the conversion date.  The debenture matures on December 31, 2018. During the six months ended June 30, 2015, the Company recorded $554 in accretion as well as a reduction of $1,370  due to conversions during the period. The carrying value of the Assignee Debentures was $254,041 at June 30, 2015, including principal of $235,574 and the value of the conversion liability. The present value of the liability for the conversion feature was $18,467 as of June 30, 2015. Interest expense of $7,042 for these obligations was accrued for the six months ended June 30, 2015.

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

NOTE 9 STOCKHOLDERS’ EQUITY

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into 0.025 shares of common stock. Upon the declaration of dividends on common stock, the holders would be entitled to cumulative dividend rights equal to that of the holders of the number of shares into which the Series B Preferred Shares are convertible, and have voting privileges of one vote to every one common share. At June 30, 2015 and December 31, 2014, there were 2,480,544 shares of Series B Preferred Stock issued and outstanding.

SERIES D PREFERRED STOCK

Shares of the Series D Preferred Stock (the “Series D Shares”) may be converted by the holder into Company common stock. The conversion ratio is such that the full 1,000,000 Series D Shares originally issued convert into Company common shares representing 80% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). The holder of Series D Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series D Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series D Shares will receive the dividend that would be payable if the Series D Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series D Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series D Shares had been converted into common shares. The Company has issued 800,000 Series D Shares to Viridis Capital, LLC, and 62,500 Series D Shares to Minority Interest Fund (II), LLC. However, Viridis and the Company are subject to an additional agreements which, if performed, provide for additional (but currently unissued) shares of the Company’s Series D Preferred Stock to be beneficially owned by Acutus Capital, LLC (124,875 shares) and Minority Interest Fund (II), LLC (41,034 additional shares). During the year ended December 31, 2014, 7,161 shares of Series D Preferred Stock were converted into 1 billion shares of Company common stock by Viridis Capital, LLC, the majority shareholder of the Company. During the six months ended June 30, 2015, the aforementioned 7,161 shares were surrendered and cancelled. The sole member of Viridis, Kevin Kreisler, is the Company’s chairman. At June 30, 2015 and December 31, 2014, there were 862,262 and 855,101 shares, respectively, of Series D Preferred Stock issued and outstanding.

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

SERIES F PREFERRED STOCK

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement (“TAA”) with Cantrell Winsness Technologies, LLC (“CWT”), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the “Sellers”) pursuant to which the parties amended and restated the method of calculating the purchase price for the Company’s corn oil extraction technology (the “Technology”). The TAA provides for the payment by the Company of royalties in connection with the Company’s corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock with a face value of $10 per preferred share. The Series F preferred shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the Series F preferred shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion Series F preferred shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company’s obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 8, Guaranty Agreements, above). The Company accounted for the Series F preferred shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible Series F preferred shares could result in the preferred shares being converted to a variable number of the Company’s common shares.  The Company determined the value of the Series F preferred shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $497,545. During the six months ended June 30, 2015, the Company recorded an increase of $8,528 for the accretion to fair value at June 30, 2015, including the grant date value plus the accretion less redemptions of the conversion liability during the year. The liability for the conversion feature shall increase from its present value of $209,031 at June 30, 2015 to its estimated settlement value of $466,362 at June 10, 2020. The Company is party to an agreement which contemplates execution of an amendment to the TAA during 2015. If finalized and executed, the anticipated amendment would result in the cancellation of the Company’s Series F Shares and any obligations pertaining thereto.

The only conditions under which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

COMMON STOCK

The Company completed a 1 for 100 reverse stock split on June 29, 2015. All stock prices, share amounts, per share information, stock options and stock warrants in this report reflect the impact of the reverse stock split applied retroactively. Every hundred shares of issued and outstanding Company common stock was automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. All fractional shares resulting from the reverse split were rounded to a full share.

During the six months ended June 30, 2015 and 2014, the Company issued a total of 16,575,787 shares and 315,884 shares of common stock, respectively, upon conversion in period of $224,079 and $655,996, respectively, of principal and accrued interest due pursuant to the Company’s various convertible debentures (see Note 7, Debt Obligations, above).

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

On September 10, 2012, Long Side Ventures commenced an action entitled Long Side Ventures and Sunny Isles Ventures, LLC, LLC v. GreenShift et. al., in the United States District Court for the Southern District of New York, alleging breach of contract and other causes of action for which the plaintiff seeks damages of about $250,000 plus costs. Subsequent to December 31, 2014, the Company entered into a settlement agreement pursuant to which the plaintiff is to receive $150,000 in cash and securities in the amount of $250,000. The Company accrued the entire $400,000 judgment on its books as of the year ended December 31, 2014. During the six months ended June 30, 2014, the Company issued a debenture to Long Side Ventures in the amount of $250,000 (see Note 7 Debt Obligations). Upon the performance of the terms of the Settlement Agreement, the Action will be dismissed against the Company and the other defendants.

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

Viridis Capital LLC (“Viridis”) was party to a $100,000 convertible debenture issued by the Company, which debt was written off and cancelled during the quarter ended June 30, 2015 (see Note 7, Debt Obligations, above). The Company also accrued $560,000 in indemnification expenses associated with certain tax liabilities incurred in connection with guaranteed Company obligations. The managing member of Viridis is the Company’s chairman, Kevin Kreisler.

The Company developed an intellectual property portfolio involving production of carbon-neutral alternatives for fossil fuel derived products (“Bioproducts Portfolio”) in concert with various third parties (see Note 12, Investment In Joint Venture Under The Equity Method). The Company entered into a license agreement with the associated joint venture company (“LLC”) granting use rights in connection with the Bioproducts Portfolio. Under the associated agreements, an unaffiliated member has agreed to provide LLC up to $3 million to fund the continuing development of the Bioproducts Portfolio. As of the six months ended June 30, 2015, $385,487 of that amount had been received.

NOTE 12 INVESTMENT IN JOINT VENTURE UNDER THE EQUITY METHOD

The Company’s wholly-owned subsidiary, GS CleanTech Corporation, is the owner of 100% of the issued and outstanding membership units of Genarex LLC (“GX”), an entity which in turn holds 36.75% of the issued and outstanding membership units of Genarex FD LLC (“LLC”). LLC was formed in 2015 for the purpose of continuing the development and commercialization of an intellectual property portfolio involving production of carbon-neutral alternatives for fossil fuel derived products (“Bioproducts Portfolio”), which had previously been developed in concert with various third parties. ASC 810 requires the Company to evaluate non-consolidated entities periodically and as circumstances change to determine if an implied controlling interest exists. The Company has evaluated this equity investment and concluded that this is a variable interest entity and the Company is not the primary beneficiary. LLC’s fiscal year end is December 31. Under the associated agreements, an unaffiliated member has agreed to provide LLC up to $3 million to fund the continuing development of the Bioproducts Portfolio. As of the six months ended June 30, 2015, $385,487 of that amount had been received. The members also assigned their respective interests in the Bioproducts Portfolio to LLC. GX’s contribution was valued at $4 million, however, the relevant agreements provide for GX to receive a preferential distribution until it receives approximately $3 million, at which point GX’s interest will decrease from 36.75% to 24.50%. The Company engaged two separate third party valuation firms, the first to complete a fairness opinion in respect of the foregoing, and the second to perform a valuation of GX’s interest in LLC using the fair value method as defined by FASB ASC 805-10-20. Under this method, fair value is defined as “the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.” Using the income approach, the valuation company used the discounted cash flow method to develop low, mid and high cash projections for LLC’s potential business model by estimating the expected cash flows derived from production of LLC’s products on a commercial scale. As of June 30 2015, the Company had funded $515,849 towards operations and research and development of LLC, of which $385,487 has been reimbursed under the relevant joint venture agreements. The following presents unaudited summary financial information for LLC. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company. The investment balance carried on the Company’s balance sheet amounts to $3,733,132 as of June 30, 2015. The Company’s share of the net loss from LLC for the six months ended June 30, 2015 was $270,543.

6/30/2015
Current assets	$3,000
Intangible assets, net	3,857,143
Current liabilities	209,827
Members’ equity	3,650,316

6/30/2015
Net sales	$--

Operating expenses	593,313
Amortization expense	142,857
Net (loss)	(736,171)

NOTE 13 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the six months ended June 30, 2015 and 2014:

	6/30/2015	6/30/2014

Cash paid for the following:
Interest	$--	$--
Taxes	--	30
Total	--	30
Non-Cash Investing and Financing Activities
Debentures converted into common stock	224,079	608,968
Forgiveness of affiliate receivable charged against paid in capital	--	60,000

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues for the three months ended June 30, 2015 were $1.1 million as compared to $4.1 million generated during the three months ended June 30, 2014. The decrease in revenue during 2015 as compared to 2014 was due to a decrease in event-driven engineering services revenue, the amount of corn oil produced and the royalties paid by our licensees, and commodity price fluctuation. Revenue in future periods will remain subject to variance in connection with a number of factors, including the rate at which our licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the three months ended June 30, 2015 were about $400,000 as compared to about $1.6 million for the same period last year. Gross profit for the three months ended June 30, 2015 was about $700,000 as compared to about $2.5 million from the second quarter of 2014. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the three months ended June 30, 2015 and 2014 were about $1.6 million and $2.3 million, respectively. Operating expenses during 2015 included approximately $1.2 million in professional fees, of which approximately $1.2 million was accrued and not paid during the three months. By contrast, operating expenses during 2014 included about $1.0 million in professional fees as well as about $230,000 in research and development costs. Our legal costs during 2015 were incurred primarily in connection with our ongoing litigation for patent infringement. We realized an operating loss of about $900,000 during 2015 as compared to about $240,000 in operating income in 2014.

Other expense, net of other income, for the three months ended June 30, 2015 was approximately $1.1 million, while other income, net, for the three months ended June 30, 2014 was approximately $2.6 million. The amount for 2015 included $6,350 in gain on extinguishment of debt as well as about $270,000 in accrued interest and $560,000 in other costs as compared to $2.8 million in gain on extinguishment of debt as well as about $340,000 in accrued interest expense incurred in 2014.

Net loss for three months ended June 30, 2015 was about $2.0 million as compared to net income of about $2.8 million for the three months ended June 30, 2014.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. Our convertible debentures due to various lenders were about $17.3 million as of June 30, 2015, which amount included principal of about $16.1 million and conversion liabilities of about $1.2 million. The change in value of these conversion liabilities during the second quarter of 2015 resulted in other expense during the period of $4,386.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues for the six months ended June 30, 2015 were $2.1 million as compared to $7.8 million generated during the six months ended June 30, 2014. The decrease in revenue during 2015 as compared to 2014 was due to a decrease in event-driven engineering services revenue, the amount of corn oil produced and the royalties paid by our licensees, and commodity price fluctuation. Revenue in future periods will remain subject to variance in connection with a number of factors, including the rate at which our licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the six months ended June 30, 2015 were $700,000 as compared to about $3.2 million for the same period last year. Gross profit for the six months ended June 30, 2015 was about $1.3 million as compared to about $4.6 million from the first six months of 2014. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the six months ended June 30, 2015 and 2014 were about $3.1 million and $4.0 million, respectively. Operating expenses during 2015 included about $1.7 million in professional fees, of which approximately $1.3 million was accrued and not paid during the six months, as well as about $174,000 in research and development costs which was reduced by costs incurred less reimbursed costs that were funded by a third party. By contrast, operating expenses during 2014 included about $1.8 million in professional fees as well as about $420,000 in research and development costs. Our legal costs during 2015 were incurred primarily in connection with our ongoing litigation for patent infringement. We realized an operating loss of about $1.8 million during 2015 as compared to about $635,000 in operating income in 2014.

Other expense, net, for the six months ended June 30, 2015 was about $1.3 million, as compared to other income, net, of about $2.4 million in 2014. The amount for 2015 included approximately $22,000 in gain on extinguishment of debt and $560,000 in other expense as compared to $2.8 million for 2014 as well as about $530,000 in accrued interest as compared to about $730,000 in accrued interest expense incurred in 2014.

Net loss for the six months ended June 30, 2015 was approximately $3.1 million as compared to net income of about $2.9 million during the same period in 2014.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. Our convertible debentures due to various lenders were about $17.3 million as of June 30, 2015, which amount included principal of about $16.1 million and conversion liabilities of about $1.2 million. The change in value of these conversion liabilities during the first six months of 2015 resulted in other expense during the period of $6,109.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity during 2014 was cash produced by our operations. Our operating activities used about $468,000 in net cash during the six months ended June 30, 2015. As a result, we recorded a net decrease of approximately $428,000 in our cash position. In contrast, during the six months ended June 30, 2014, our operations produced about $1.4 million in net cash, which partially enabled us to use $2.9 million to repay convertible debentures.

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

We owe about $13.3 million in debt to YA Global and its assignees. We paid YA Global and their assignees a total of about $228,869 in cash during the six months ended June 30, 2014 and YA Global and its assignees collectively converted about $139,647 due under their debentures into shares of our common stock. Repayment of the balance of these obligations in cash has been and remains an important objective for us, and we hope to complete a financing during 2015 to refinance and recapitalize all of our remaining convertible obligations.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2015.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2015, the Company issued a total of 16,575,787 shares to the Company’s various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $224,079. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity’s own account. There were no underwriters.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

The following are exhibits filed as part of GreenShift’s Form 10-Q for the quarter ended June 30, 2015:

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

GREENSHIFT CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chief Executive Officer, Chief Financial Officer &
Chief Accounting Officer

Date:		September 18, 2015