Form 10-Q/A
period 2015-06-30
GREENSHIFT CORP
filed 2015-11-24
CIK 1269127

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
(Registrant's telephone number)

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

Amendment No. 1
This Amendment No. 1 on Form 10Q/A, which amends and restates items identified below with respect to the Form 10Q, filed by GreenShift Corporation with the Securities and Exchange Commission on September 17, 2015 has been filed in order to include restated Consolidated Financial Statements, as described in Note 14 to the Consolidated Financial Statements, and to include the following modifications to the Notes to Consolidated Financial Statements:
Note 5, "Fair Value Instruments" was updated to restate the schedule of conversion liabilities;

Note 9, "Stockholders' Equity" was updated to restate the estimated settlement value of conversion liabilities at June 30, 2015;

Note 12 "Investment in Joint Venture under the Equity Method" was updated to reflect the reduction in GSCT's portion of investee loss;

Note 13 ""Supplemental Disclosure of Cash Flow Information" was updated to reflect a non-cash financing item; and,

Note 14 "Restatement" was added to outline the corrections that were made to the financial statements.
None of the other disclosures in this Report have been amended or updated. Please refer to recent filings made with the SEC for additional information.

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

	(Unaudited) Restated
	6/30/2015	12/31/2014
ASSETS

Current Assets:
Cash	$158,934	$587,021
Accounts receivable, net of doubtful accounts	490,683	647,257
Inventories, net	691,896	691,896
Due from affiliate	46,708	--
Prepaid expenses and other assets	83,471	64,678
Total current assets	1,471,691	1,990,852

Other Assets:
Intangible assets, net	19,578	21,179
Minority investment in subsidiary	3,842,204	--
Deposits	69,730	69,730
Total other assets	3,931,512	90,909

TOTAL ASSETS	5,403,203	2,081,761

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	8,532,025	7,194,854
Accrued expenses	7,165,437	6,610,696
Accrued expenses – deferred employee compensation	510,243	518,043
Income tax payable	4,543	4,543
Accrued interest payable	7,182,654	6,734,434
Accrued interest payable – related party	302,290	273,317
Deferred revenue	44,550	--
Billings in excess	13,887	32,365
Notes payable	1,367,045	1,367,045
Current portion of convertible debentures, net	14,639,027	15,062,191
Convertible debentures - related party	2,311,179	2,581,185
Amounts due to minority shareholders	545,842	545,842
Total current liabilities	42,618,722	40,924,515

Long term Liabilities:
Liability for preferred stock – related party	740,854	698,048
Convertible debentures	429,041	175,000
Total long term liabilities	1,169,895	873,048

Total Liabilities	43,788,617	41,797,563

Commitments and Contingencies

Stockholders' Equity (Deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectively	2,481	2,481
Series D: 862,262 and 855,101 shares issued and outstanding, respectively	862	855
Common stock: $0.0001 par value, 2,500,000,000 authorized 18,847,034 and 12,270,833 shares issued and outstanding, respectively	1,885	1,227
Additional paid in capital	126,114,118	121,439,746
Accumulated deficit	(164,504,760)	(161,160,111)
Total stockholders' equity (deficit)	(38,385,414)	(39,715,802)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,403,203	$2,081,761

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Three Months Ended		Six Months Ended
	Restated		Restated
	6/30/2015	6/30/2014	6/30/2015	6/30/2014

Revenue	$1,149,559	$4,109,835	$2,062,363	$7,838,879
Costs of goods sold	439,064	1,589,259	716,727	3,210,196
Gross profit	710,495	2,520,576	1,345,636	4,628,683

Operating expenses:
Research and development	(51,783)	233,682	268,807	420,396
Sales, general and administrative expenses	1,965,682	2,045,033	3,148,723	3,573,494
Total operating expenses	1,913,899	2,278,715	3,417,530	3,993,890

Income (loss) from operations	(1,203,404)	241,861	(2,071,894)	634,793

Other Income (Expense):
Gain on extinguishment of debt	6,350	2,814,952	21,598	2,814,952
Other expense	(560,000)	--	(560,000)	--
Miscellaneous income	--	3,981	--	4,055
Equity loss from investee	(161,471)	--	(161,471)	--
Change in conversion liabilities	(8,691)	72,682	2,419	156,015
Change in conversion liabilities - related party	(29,972)	39,160	(42,806)	23,660
Interest expense	(232,855)	(298,333)	(455,787)	(647,944)
Interest expense – related party	(36,236)	(39,479)	(76,708)	(79,996)
Total other income (expense), net	(1,022,875)	2,592,963	(1,272,755)	2,370,742

Income (loss) before provision for income taxes	(2,226,279)	2,834,824	(3,344,649)	2,905,535

(Provision for)/benefit from income taxes	--	(30)	--	(30)

Net income (loss)	$(2,226,279)	$2,834,794	$(3,344,649)	$2,905,505

Weighted average common shares outstanding, basic	15,552,350	475,175	17,507,302	234,061
Weighted average common shares outstanding, diluted	15,552,350	18,323,595	17,507,302	18,323,595

Earnings (Loss) per Share:
Net income (loss) per share – basic	$(0.14)	$5.97	$(0.19)	$12.41

Net income (loss) per share – diluted	$(0.14)	$0.15	$(0.19)	$0.16

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Six Months Ended
	6/30/2015	6/30/2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,344,649)	2,905,505

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles	1,601	1,601
Gain on extinguishment of debt	(21,598)	(2,814,952)
Change in conversion liabilities	40,387	(179,675)
Equity losses from investee	161,471	--
Expenses incurred by issuance of debentures	5,244	--

Changes in operating assets and liabilities:
Accounts receivable	156,574	(183,778)
Prepaid expenses	(18,793)	(1,378)
Inventory	--	460,000
Due from affiliate	(46,708)	--
Deposits	--	--
Deferred revenue	44,550	(7,586)
Accrued interest	450,543	647,944
Accrued interest – related party	42,708	79,996
Billings in excess	(18,478)	--
Accounts payable and accrued expenses	2,347,928	443,802
Net cash provided by operating activities	(199,218)	1,351,479

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible debentures	(228,869)	(2,802,500)
Repayment of convertible debentures – related party bridge	--	(60,000)
Net cash provided by (used in) financing activities	(228,869)	(2,862,500)

Net increase (decrease) in cash	(428,087)	(1,511,021)
Cash at beginning of period	587,021	3,896,312
Cash at end of period	$158,934	$2,385,291
The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2015, the Company had $158,934 in cash, and current liabilities exceeded current assets by $41,147,032. As of December 31, 2014, debentures in the aggregate principal amount of $13,344,990 matured, and these are now in default, as the Company negotiates a modification and extension with the creditors. In addition, in October 2014 the District Court in Indiana issued a partial summary judgment that our corn oil extraction patents are invalid; if we are unable to successfully appeal that ruling or otherwise settle the infringement matter, it would have a significant negative impact on our future cash flows.

These matters raise substantial doubt about the Company's ability to continue as a going concern. Our ability to satisfy our obligations will depend on our success in obtaining financing, our success in preserving current revenue sources and developing new revenue sources, and our success in negotiating with the creditors. Management plans to resolve the Company's working capital deficit by increasing revenue, reducing debt and exploring new financing options. There can be no assurances that the Company will be able to eliminate its working capital deficit and that the Company's historical operating losses will not recur. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

NOTE 4	SIGNIFICANT ACCOUNTING POLICIES

SEGMENT INFORMATION

We determined our reporting units in accordance with FASB ASC 280, "Segment Reporting" ("ASC 280"). We evaluate a reporting unit by first identifying its operating segments under ASC 280. We then evaluate each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, we evaluate those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, we determine if the segments are economically similar and, if so, the operating segments are aggregated. We have one operating segment and reporting unit. We operate in one reportable business segment; we provide technologies and related products and services to U.S.-based ethanol producers. We are organized and operated as one business. We exclusively sell our technologies, products and services to ethanol producers that have entered into license agreements with the Company. No sales of any kind occur, and no costs of sales of any kind are incurred, in the absence of a license agreement. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. We do not operate any material separate lines of business or separate business entities with respect to our technologies, products and services. The Company does not accumulate discrete financial information according to the nature or structure of any specific technology, product and/or service provided to the Company's licensees. Instead, management reviews its business as a single operating segment, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed in the aggregate. Discrete financial information is not available by more than one operating segment, and disaggregation of our operating results would be impracticable.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. The Company recognizes revenue from licensing of the Company's corn oil extraction technologies when corn oil sales occur. Licensing royalties are recognized as earned by calculating the royalty as a percentage of gross corn oil sales by the ethanol plants. For the purposes of assessing royalties, the sale of corn oil is deemed to occur when shipped, which is when four basic criteria have been met: (i) persuasive evidence of a customer arrangement; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured, and (iv) product delivery has occurred, which is generally upon shipment to the buyer of the corn oil. Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services, or when assets received in such exchange are readily convertible to cash or claim to cash, or when such goods or services are transferred. When an income item is earned, the related revenue item is recognized and any deferred revenue is reduced. To the extent revenues are generated from the Company's licensing support services, the Company recognizes such revenues when the services are completed and billed. The Company provides process engineering services on fixed price contracts.  These services are generally provided over a short period of less than three months.  Revenue from fixed price contracts is recognized on a pro rata basis over the life of the contract as they are generally performed evenly over the contract period. The Company additionally performs under fixed-price contracts involving design, engineering, procurement, installation, and start-up of oil recovery and other production systems. Revenues and fees on these contracts are recognized using the percentage-of-completion method of accounting, and specifically the efforts-expended percentage-of-completion method using measures such as task duration and completion. The efforts-expended approach is used in situations where it is more representative of progress on a contract than the cost-to-cost or the labor-hours methods. The asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, "Earnings per Share," whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the three months and six ended June 30, 2015, we reported net losses and, in accordance with ASC 260, dilutive instruments were excluded from the net loss per share calculation for such periods. However, during the three and six months ended June 30, 2014, we reported net income and accordingly included potentially dilutive instruments in the fully diluted net income per share calculation.

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

EQUITY INVESTMENTS

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. The Company's share of its equity method investee's earnings or losses is included in other income in the accompanying Consolidated Statements of Operations.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This update provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if "conditions or events raise substantial doubt about [the] entity's ability to continue as a going concern." The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the possible impact of ASU 2014-15, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

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
The following table presents the embedded derivative, the Company's only financial assets measured and recorded at fair value on the Company's Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the six months ended June 30, 2015:

Embedded conversion liabilities as of June 30, 2015:
Level 1	$--
Level 2	--
Level 3	1,522,493
Total	$1,522,493

The following table reconciles, for the period ended June 30, 2015, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2014	$1,603,496

Present value of beneficial conversion features of new debentures	151,100
Accretion adjustments to fair value – beneficial conversion features	27,737
Reductions in fair value due to repayments/redemptions	(138,450)
Reduction upon extinguishment related to conversion feature-related party	(100,000)
Reductions in fair value due to principal conversions	(21,390)
Balance at June 30, 2015	$1,522,493

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes the initial expense for the conversion liability which is added to the carrying value of the debenture or the liability for preferred stock. The Company also recognizes expense for accretion of the conversion liability to fair value over the term of the note. The Company has adopted ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture and/or convertible preferred share could result in the note principal and/or preferred shares being converted to a variable number of the Company's common shares.

NOTE 6	INVENTORIES

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company's licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at June 30, 2015 and December 31, 2014 were $691,896.

NOTE 7	DEBT OBLIGATIONS

The following is a summary of the Company's financing arrangements as of June 30, 2014:
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

A total of $16,100,063 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) as of June 30, 2015 and the Company's ability to meet such obligations:
Year	Amount
2015	$17,056,534
2016	--
2017	--
2018	410,574
2019	--
Thereafter	--
Total minimum payments due under current and long term obligations	$17,467,108

YA GLOBAL INVESTMENTS, L.P.

In 2012 the Company and its subsidiaries entered into a series of agreements with YA Global Investments, L.P. ("YA Global") pursuant to which existing obligations from the Company to YA Global were replaced by an amended and restated convertible debenture in the amount of $33,308,023 (the "A&R Debenture").  The A&R Debenture bears interest at the rate of 6% per annum and provides the holder with the right, but not the obligation, to convert any portion of the A&R Debenture into the Company's common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company's common stock during the 20 consecutive trading days immediately preceding the conversion date. A holder of the A&R Debenture will not be permitted, however, to convert into a number of shares that would cause it to own more than 4.99% of the Company's outstanding common shares. The A&R Debenture is additionally subject to ongoing compliance conditions, including the absence of change of control events and timely issuance of common shares upon conversion.

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

On December 22, 2014 GreenShift Corporation, its subsidiaries and affiliates, Viridis Capital, LLC and YA Global Investments, L.P. ("YA Global") entered into a Sixth Amendment to Second Global  Forbearance Agreement (the "Amendment").  The Amendment recites that on or about December 12, 2014 YA Global became aware of certain events that are cause for termination of the Forbearance Agreement and enforcement of YA Global's rights in the event of default under the Debenture. Subsequently, Viridis Capital, LLC, the controlling shareholder of GreenShift, took certain actions as a result of the discovery of the termination events, including removal of certain officers and directors of GreenShift. The Amendment states that, in order to facilitate ongoing negotiations between GreenShift and YA Global, YA Global, for itself and its assignees, has agreed to forbear from enforcing its rights and remedies as a result of the termination events until January 31, 2015, unless another termination event occurs. Since that time the parties have been carrying on negotiations aimed at restructuring the loan and extending the maturity date. Management believes that the restructuring and extension will be accomplished in 2015.

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

YA CORN OIL

In addition to the balance of the A&R Debenture is a promissory note that the Company made in 2012 as a result of certain indemnification obligations that arose from the Company's transactions with YA Global's affiliate, YA Corn Oil.  The note amount is $1,295,302, accrues interest at 6% and matured on December 31, 2013. YA Corn Oil extended the due date to January 31, 2015. Management expects to enter into agreements with YA Corn Oil to restructure and extend the maturity of that debt in 2015.

ASSIGNEES OF YA GLOBAL INVESTMENTS, L.P.

From time to time since 2011, YA Global has subdivided the A&R Debenture (or its predecessor obligation) and assigned portions to individuals and entities that are equity-holders in YA Global.  As of March 31, 2015, twelve assignees of YA Global held debentures with an aggregate balance of $1,323,995 (the "Assignee Debentures").  The terms of the Assignee Debentures are substantially identical.  The Assignee Debentures bear interest at 6% per annum, except that debentures in the principal amount of $50,000 that were issued in exchange for assigned accrued interest do not bear interest. The holder of an Assignee Debenture has the right, but not the obligation, to convert any portion of the Assignee Debenture into the Company's common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company's common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Assignee Debentures matured on December 31, 2014.  The ongoing negotiations regarding a restructuring and extension of the A&R Debenture discussed above contemplate that identical modifications would be made to the Assignee Debentures.

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

RELATED PARTY OBLIGATIONS

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC ("MIF") in an aggregate principal amount of $3,988,326 (the "MIF Debenture") and convertible debentures payable to Viridis Capital, LLC in an aggregate principal amount of $518,308 (the "Viridis 2010 Debenture"). As discussed more fully in Note 17, Related Party Transactions, below, the Company entered into agreements with MIF and Viridis to amend and restate the terms of the MIF Debenture and Viridis 2010 Debenture effective September 30, 2011 to extend the maturity date to September 30, 2013; to eliminate and contribute $502,086 in accrued interest and $1,065,308 of principal; to reduce the applicable interest rate to 6% per annum; to eliminate MIF's and Viridis' right to convert amounts due at a discount to the market price of the Company's common stock; and to reverse various non-cash assignments of debt involving related parties. The restated balances due to MIF and Viridis at September 30, 2011, were $3,017,061 and $237,939, respectively. No interest was payable to either MIF or Viridis after these amendments. MIF received 62,500 shares of Series D Preferred Stock in partial consideration of the contribution of principal and accrued interest and the various other modified terms of MIF's agreements with the Company. During the six months ended June 30, 2015, $44,006 in principal was converted into common stock. As of June 30, 2015, the balance of the MIF Debenture was $2,229,762.

As of April 1, 2013, the Company issued a $250,000 debenture to Viridis Capital, LLC ("Viridis" and the "Viridis Debenture") in exchange for full satisfaction of expenses and costs that were incurred by Viridis in connection with its guaranty of the Company's obligations (see Note 11, Related Party Transactions, below).  Viridis shall have the right, but not the obligation, to convert any portion of the Viridis Debenture into the Company's common stock at a rate equal to the lesser of (a) $1.00 or (b) 50% of the 20 day volume weighted average price of the Company's common stock during the 20 consecutive trading days immediately preceding the conversion date.  $150,000 of the Viridis Debenture was paid during the year ended December 31, 2014. The Company accounted for the Viridis Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Viridis Debenture could result in the note principal being converted to a variable number of the Company's common shares. The Company determined the value of the Viridis Debenture upon issuance to be $477,273 which represented the face value of the debenture of $250,000 plus the present value of the conversion feature. A $150,000 portion of the Viridis Debenture was assigned to a related party resulting in a $136,364 reduction of the fair value of the conversion liability for the period and accretion of $6,061 was recognized during 2013.  The Viridis Debenture was written off and cancelled during the quarter ended June 30, 2015. The carrying value of the Viridis Debenture was $0 at June 30, 2015, due to the write-off of the debt and accrued interest. Interest expense of $2,975 for these obligations was accrued for the six months ended June 30, 2015.

OTHER DEBENTURES
During the year ended December 31, 2012, the Company incurred $175,000 in convertible debt to Gerova Asset Back Holdings, LP ("Gerova" and the "Gerova Debenture"). Gerova shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company's common stock at a rate equal to 100% of the closing market price for the Company's common stock for the day preceding the conversion date.  Gerova delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company's former guaranty agreement with Gerova. The debenture matures on December 31, 2018. The balance of the Gerova Debenture was $175,000 at June 30, 2015. Interest expense of $1,736 for these obligations was accrued for the six months ended June 30, 2015.

During the year ended December 31, 2014, Minority Interest Fund (II), LLC assigned $200,000 of its convertible debt to Nicholas J. Morano, LLC ("Morano" and the "Morano Debenture").  Morano shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company's common stock at 100% of the market price for the Company's common stock at the time of conversion.  The balance of the Morano Debenture was $33,320 at June 30, 2015. Interest expense of $991 for these obligations was accrued for the six months ended June 30, 2015.

The Company issued a debenture in the amount of $250,000 to Long Side Ventures ("LSV") under the terms of the settlement agreement pursuant to which the plaintiff is to receive $150,000 in cash and a debenture in the amount issued during the six months ended June 30, 2015. LSV shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company's common stock at a rate equal to 90% of the lowest closing bid price for the Company's common stock for twenty days preceding the conversion date.  The debenture matures on December 31, 2018. During the six months ended June 30, 2015, the Company recorded $554 in accretion as well as a reduction of $1,370 due to conversions during the period. The carrying value of the Assignee Debentures was $254,041 at June 30, 2015, including principal of $235,574 and the value of the conversion liability. The present value of the liability for the conversion feature was $18,467 as of June 30, 2015. Interest expense of $7,042 for these obligations was accrued for the six months ended June 30, 2015.

NOTE 8	GUARANTY AGREEMENT

Viridis Capital, LLC ("Viridis") is the majority shareholder of the Company and is solely owned by Kevin Kreisler, the Company's founder and chairman. Viridis has guaranteed all of the Company's senior debt and has pledged all of its assets, including its shares of Company Series D Preferred Stock, to YA Global to secure the repayment by the Company of its obligations to YA Global (see Note 9, Stockholders' Equity, below). Viridis has also guaranteed all amounts due to Cantrell Winsness Technologies, LLC in connection with the acquisition by the Company's subsidiary of its patented and patent-pending extraction technologies (see Note 11, Related Party Transactions, below). The Company has separately agreed to indemnify and hold Viridis harmless from any and all losses, costs and expenses incurred by Viridis in connection with its guaranty of the Company's obligations.

NOTE 9	STOCKHOLDERS' EQUITY

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

SERIES D PREFERRED STOCK

Shares of the Series D Preferred Stock (the "Series D Shares") may be converted by the holder into Company common stock. The conversion ratio is such that the full 1,000,000 Series D Shares originally issued convert into Company common shares representing 80% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). The holder of Series D Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series D Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series D Shares will receive the dividend that would be payable if the Series D Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series D Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series D Shares had been converted into common shares. The Company has issued 800,000 Series D Shares to Viridis Capital, LLC, and 62,500 Series D Shares to Minority Interest Fund (II), LLC. However, Viridis and the Company are subject to an additional agreements which, if performed, provide for additional (but currently unissued) shares of the Company's Series D Preferred Stock to be beneficially owned by Acutus Capital, LLC (124,875 shares) and Minority Interest Fund (II), LLC (41,034 additional shares). During the year ended December 31, 2014, 7,161 shares of Series D Preferred Stock were converted into 1 billion shares of Company common stock by Viridis Capital, LLC, the majority shareholder of the Company. During the six months ended June 30, 2015, the aforementioned 7,161 shares were surrendered and cancelled. The sole member of Viridis, Kevin Kreisler, is the Company's chairman. At June 30, 2015 and December 31, 2014, there were 862,262 and 855,101 shares, respectively, of Series D Preferred Stock issued and outstanding.

ASC 480, Distinguishing Liabilities from Equity, sets forth the requirements for determination of whether a financial instrument contains an embedded derivative that must be bifurcated from the host contract, therefore the Company evaluated whether the conversion feature for Series D Preferred Stock would require such treatment; one of the exceptions to bifurcation of the embedded conversion feature is that the conversion feature as a standalone instrument would be classified in stockholders' equity. Management has determined that the conversion option would not be classified as a liability as a standalone instrument, therefore it meets the exception for bifurcation of the embedded derivative under ASC 815, Derivatives and Hedging. ASC 815 addresses whether an instrument that is not under the scope of ASC 480 would be classified as liability or equity; one of the factors that would require liability classification is if the Company does not have sufficient authorized shares to effect the conversion. If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company. The majority of the Company's outstanding shares of Series D Preferred Stock are owned by Viridis Capital, LLC, an entity controlled by Kevin Kreisler, the chairman of the Company. If all the Series D shares held by Viridis Capital were converted and exceeded the number of authorized common shares, there would be no contingent factors or events that a third party could bring up that would prevent Mr. Kreisler from authorizing the additional shares. There would be no need to have to go to anyone outside the Company for approval since Mr. Kreisler, through Viridis Capital, is the Company's majority shareholder. As a result, the share settlement is controlled by the Company and with ASC 815. The Company assessed all other factors in ASC 815 to determine how the conversion feature would be classified.

SERIES F PREFERRED STOCK

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement ("TAA") with Cantrell Winsness Technologies, LLC ("CWT"), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the "Sellers") pursuant to which the parties amended and restated the method of calculating the purchase price for the Company's corn oil extraction technology (the "Technology"). The TAA provides for the payment by the Company of royalties in connection with the Company's corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock with a face value of $10 per preferred share. The Series F preferred shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the Series F preferred shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion Series F preferred shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company's obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 8, Guaranty Agreements, above). The Company accounted for the Series F preferred shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible Series F preferred shares could result in the preferred shares being converted to a variable number of the Company's common shares.  The Company determined the value of the Series F preferred shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $497,545. During the six months ended June 30, 2015, the Company recorded an increase of $12,833 for the accretion to fair value and $17,139 for redemption reversals. The liability for the conversion feature shall increase from its present value of $243,309 at June 30, 2015 to its estimated settlement value of $500,640 at June 10, 2020. The Company is party to an agreement which contemplates execution of an amendment to the TAA during 2015. If finalized and executed, the anticipated amendment would result in the cancellation of the Company's Series F Shares and any obligations pertaining thereto.

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

During the six months ended June 30, 2015 and 2014, the Company issued a total of 16,575,787 shares and 315,884 shares of common stock, respectively, upon conversion in period of $224,079 and $655,996, respectively, of principal and accrued interest due pursuant to the Company's various convertible debentures (see Note 7, Debt Obligations, above).

NOTE 10	COMMITMENTS AND CONTINGENCIES

INFRINGEMENT

On October 13, 2009, the U.S. Patent and Trademark Office ("PTO") issued U.S. Patent No. 7,601,858, titled "Method of Processing Ethanol Byproducts and Related Subsystems" (the '858 Patent) to GS CleanTech Corporation, a wholly-owned subsidiary of GreenShift Corporation. On October 27, 2009, the PTO issued U.S. Patent No. 7,608,729, titled "Method of Freeing the Bound Oil Present in Whole Stillage and Thin Stillage" (the '729 Patent) to GS CleanTech. Both the '858 Patent and the '729 Patent relate to the Company's corn oil extraction technologies. GS CleanTech Corporation, our wholly-owned subsidiary, subsequently filed legal actions in multiple jurisdictions alleging infringement by various persons and entities. Multiple additional related suits and countersuits were filed. On May 6, 2010, we submitted a "Motion to Transfer Pursuant to 28 U.S.C. § 1407 for Consolidated Pretrial Proceedings" to the United States Judicial Panel on Multidistrict Litigation (the "Panel") located in Washington, D.C. In this motion, we moved the Panel to transfer and consolidate all pending suits involving infringement of our patents to one federal court for orderly and efficient review of all pre-trial matters. On August 6, 2010, the Panel ordered the consolidation and transfer of all pending suits in the U.S. District Court, Southern District of Indiana for pretrial proceedings (the "MDL Case").

In October 2014, the District Court in Indiana ruled in favor of the defendants in our pending patent infringement matter on their motions for summary judgment alleging that our corn oil extraction patents were invalid, including US Pat. Nos. 7,601,858 and 8,168,037. The summary judgment ruling was not final and there are additional issues in the MDL Case that can be expected to be resolved this year. We disagree with the court's ruling and intend to mount a vigorous appeal at the appropriate time.

OTHER MATTERS

The Company is party to an action entitled Max v. GS AgriFuels Corp., et al. in the Supreme Court, New York County, in which the plaintiffs are asserting claims to money damages against the Company and other defendants, arising from a series of Share Purchase Agreements dated March 6, 2007, under which the individual plaintiffs sold their shares in Sustainable Systems, Inc., to GS AgriFuels Corporation, a former subsidiary of the Company. In their Amended Complaint, plaintiffs asserted claims for breach of contract, fraud and negligent misrepresentation, and sought money damages in the amount of $6 million. On March 19, 2013, the Court granted in part the defendants' motion to dismiss the Amended Complaint, and dismissed all but the breach of contract claims asserted against the Company and certain other corporate defendants. The plaintiffs have filed a Notice of Appeal from that ruling, and had indicated that they intended to perfect their appeal. On October 30, 2013, the defendants filed a motion for summary judgment dismissing the plaintiffs' remaining claims for breach of contract.  On August 6, 2014, the Court granted the defendants' motion to dismiss the Complaint, denied the defendants' motion for summary judgment and dismissal of the plaintiff's breach of contract claim, and denied the plaintiffs' cross motion for discovery. Subsequent to December 31, 2014, the Company entered into a settlement agreement pursuant to which the plaintiff is to receive $25,000 in cash and a convertible debenture in the amount of $300,000. In the event that the plaintiffs have not converted the debenture in full at the expiration of three years, the plaintiffs may request the remaining amount be paid in full at that time. The Company accrued $325,000 as of the year ended December 31, 2014.

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

The Company is party to an employment agreement with Kevin Kreisler, the Company's Chairman and Chief Executive Officer, which agreement includes terms for reimbursement of expenses, periodic bonuses, four weeks' vacation and participation in any employee benefits provided to all employees of GreenShift Corporation.

The Company's Articles of Incorporation provide that the Company shall indemnify its officers, directors, employees and agents to the full extent permitted by Delaware law. The Company's Bylaws include provisions to indemnify its officers and directors and other persons against expenses (including attorney's fees, judgments, fines and amounts paid for settlement) incurred in connection with actions or proceedings brought against them by reason of their serving or having served as officers, directors or in other capacities.  The Company does not, however, indemnify them in actions in which it is determined that they have not acted in good faith or have acted unlawfully. The Company is further subject to various indemnification agreements with various parties pursuant to which the Company has agreed to indemnify and hold such parties harmless from and against expenses and costs incurred (including attorney's fees, judgments, fines and amounts paid for settlement) in connection with the provision by such parties of certain financial accommodations to the Company. Such parties indemnified by the Company include YA Global Investments, L.P., YA Corn Oil Systems, LLC, Viridis Capital, LLC, Minority Interest Fund (II), LLC, Acutus Capital, LLC, and various family members of the Company's chairman that have provided the Company with cash investments.

NOTE 11	RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC ("MIF") is party to certain convertible debentures issued by the Company (see Note 7, Debt Obligations, above). The managing member of MIF is a relative of the Company's chairman.

Viridis Capital LLC ("Viridis") was party to a $100,000 convertible debenture issued by the Company, which debt was written off and cancelled during the quarter ended June 30, 2015 (see Note 7, Debt Obligations, above). The Company also accrued $560,000 in indemnification expenses associated with certain tax liabilities incurred in connection with guaranteed Company obligations. The managing member of Viridis is the Company's chairman, Kevin Kreisler.

The Company developed an intellectual property portfolio involving production of carbon-neutral alternatives for fossil fuel derived products ("Bioproducts Portfolio") in concert with various third parties (see Note 12, Investment In Joint Venture Under The Equity Method). The Company entered into a license agreement with the associated joint venture company ("LLC") granting use rights in connection with the Bioproducts Portfolio. Under the associated agreements, an unaffiliated member has agreed to provide LLC up to $3 million to fund the continuing development of the Bioproducts Portfolio. As of the six months ended June 30, 2015, $385,487 of that amount had been received.

NOTE 12	INVESTMENT IN JOINT VENTURE UNDER THE EQUITY METHOD

The Company's wholly-owned subsidiary, GS CleanTech Corporation, is the owner of 100% of the issued and outstanding membership units of Genarex LLC ("GX"), an entity which in turn holds 36.75% of the issued and outstanding membership units of Genarex FD LLC ("LLC"). LLC was formed in 2015 for the purpose of continuing the development and commercialization of an intellectual property portfolio involving production of carbon-neutral alternatives for fossil fuel derived products ("Bioproducts Portfolio"), which had previously been developed in concert with various third parties. ASC 810 requires the Company to evaluate non-consolidated entities periodically and as circumstances change to determine if an implied controlling interest exists. The Company has evaluated this equity investment and concluded that this is a variable interest entity and the Company is not the primary beneficiary. LLC's fiscal year end is December 31. Under the associated agreements, an unaffiliated member has agreed to provide LLC up to $3 million to fund the continuing development of the Bioproducts Portfolio. As of the six months ended June 30, 2015, $385,487 of that amount had been received. The members also assigned their respective interests in the Bioproducts Portfolio to LLC. GX's contribution was valued at $4 million, however, the relevant agreements provide for GX to receive a preferential distribution until it receives approximately $3 million, at which point GX's interest will decrease from 36.75% to 24.50%. The Company engaged two separate third party valuation firms, the first to complete a fairness opinion in respect of the foregoing, and the second to perform a valuation of GX's interest in LLC using the fair value method as defined by FASB ASC 805-10-20. Under this method, fair value is defined as "the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date." Using the income approach, the valuation company used the discounted cash flow method to develop low, mid and high cash projections for LLC's potential business model by estimating the expected cash flows derived from production of LLC's products on a commercial scale. As of June 30 2015, the Company had funded $515,849 towards operations and research and development of LLC, of which $469,141 has been reimbursed under the relevant joint venture agreements. The following presents unaudited summary financial information for LLC. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company. The investment balance carried on the Company's balance sheet amounts to $3,842,204 as of June 30, 2015. The Company's share of the net loss from LLC for the six months ended June 30, 2015 was $161,471.

Summarized financial information for LLC (unaudited):
6/30/2015
Current assets	$3,000
Intangible assets, net	3,904,762
Current liabilities	135,043
Members' equity	3,772,719

6/30/2015
Net sales	$--

Operating expenses	640,933
Amortization expense	95,238
Net (loss)	(736,171)

NOTE 13	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the six months ended June 30, 2015 and 2014:
	6/30/2015	6/30/2014

Cash paid for the following:
Interest	$--	$--
Taxes	--	30
Total	--	30
Non-Cash Investing and Financing Activities
Debentures converted into common stock	224,079	608,968
Debenture issued in settlement of contingent liability	250,000	--
Forgiveness of affiliate receivable charged against paid in capital	--	60,000

NOTE 14	RESTATEMENT

The Company has restated its financial statements for the six months ended June 30, 2015 to include certain corrections that were not previously included in an electronic version originally filed on September 17, 2015. The table below summarizes the impact of the restatement described above:

	Three Months Ended		Six Months Ended
	As Reported	Restated	As Reported	Restated
	6/30/2015	6/30/2015	6/30/2015	6/30/2015

Excerpt from 2015 Consolidated Balance Sheets:
Due from affiliate			$132,362	$46,708
Investment			3,733,132	3,842,204
Liability for preferred stock – related party			706,576	740,854
Additional paid in capital			125,902,978	126,114,118
Accumulated Deficit			(164,282,759)	(164,504,760)

Excerpt from 2015 Statement of Operations:
Research and development	(146,429)	(51,783)	174,161	268,807
Sales, general and administrative expenses	1,763,533	1,965,682	2,946,574	3,148,723
Change in conversion liabilities - related party	4,305	(29,972)	(8,528)	(42,806)

Earnings (Loss) per Share:
Net income (loss) per share – basic	$(0.13)	$(0.14)	$(0.18)	$(0.19)

Net income (loss) per share – diluted	$(0.13)	$(0.14)	$(0.18)	$(0.19)

Excerpt from 2015 Consolidated Statement of Cash Flows:

Equity loss from investee			--	161,471
Change in conversion liabilities - related party			6,109	40,387
Due from affiliate			--	(46,708)
Issuance of debenture from settlement of contingency			250,000	--

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This report contains "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target," "may," "could," "should," "will," or similar expressions. Any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements contained herein reflect management's judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors of our annual report on Form 10-K for the year ended December 31, 2014. Specifically, we may experience significant fluctuations in future operating results due to the uncertain results of pending patent litigation as well as a number of economic conditions, including, but not limited to, competition, the actions of third parties infringing our patents, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation or to the laws upon which our intellectual property rights are based, the timely completion of corn oil extraction projects by our licensees, the amount of corn oil recovered by our licensees, and other risk factors detailed in our reports filed with the SEC. Actual results may differ materially from projected results due, without limitation, to unforeseen developments.

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

We invented, developed, and commercialized technologies that integrate into the back-end of existing dry mill corn ethanol plants to extract and recover a historically-overlooked natural resource – inedible crude corn oil, a valuable feedstock for use in the production of advanced carbon-neutral liquid fuels and other biomass-derived alternatives to fossil fuel-based products. We estimate that over 80% of the U.S. dry mill ethanol industry is producing corn oil using at least one of the inventions claimed in our issued extraction patents. That adoption rate corresponds to an estimated industry-wide output capable of offsetting more than about 20 million barrels of fossil fuel-derived crude oil per year, while saving trillions of cubic feet per year of natural gas, eliminating tens of millions of metric tons per year of greenhouse gas emissions, and infusing more than an estimated $1 billion per year of increased income into the corn ethanol industry – the foundation of North America's renewable fuel production capability.

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

Operating expenses for the three months ended June 30, 2015 and 2014 were about $1.9 million and $2.3 million, respectively. Operating expenses during 2015 included approximately $1.2 million in professional fees, of which approximately $1.2 million was accrued and not paid during the three months. By contrast, operating expenses during 2014 included about $1.0 million in professional fees as well as about $230,000 in research and development costs. Our legal costs during 2015 were incurred primarily in connection with our ongoing litigation for patent infringement. We realized an operating loss of about $1.2 million during 2015 as compared to about $240,000 in operating income in 2014.

Other expense, net of other income, for the three months ended June 30, 2015 was approximately $1.0 million, while other income, net, for the three months ended June 30, 2014 was approximately $2.6 million. The amount for 2015 included $6,350 in gain on extinguishment of debt as well as about $270,000 in accrued interest and $560,000 in other costs as compared to $2.8 million in gain on extinguishment of debt as well as about $340,000 in accrued interest expense incurred in 2014.

Net loss for three months ended June 30, 2015 was about $2.2 million as compared to net income of about $2.8 million for the three months ended June 30, 2014.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. Our convertible debentures due to various lenders were about $17.3 million as of June 30, 2015, which amount included principal of about $16.1 million and conversion liabilities of about $1.2 million. The change in value of these conversion liabilities during the second quarter of 2015 resulted in other expense during the period of $38,663.

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

Operating expenses for the six months ended June 30, 2015 and 2014 were about $3.4 million and $4.0 million, respectively. Operating expenses during 2015 included about $1.7 million in professional fees, of which approximately $1.3 million was accrued and not paid during the six months, as well as about $174,000 in research and development costs which was reduced by costs incurred less reimbursed costs that were funded by a third party. By contrast, operating expenses during 2014 included about $1.8 million in professional fees as well as about $420,000 in research and development costs. Our legal costs during 2015 were incurred primarily in connection with our ongoing litigation for patent infringement. We realized an operating loss of about $1.8 million during 2015 as compared to about $635,000 in operating income in 2014.

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

Net loss for the six months ended June 30, 2015 was approximately $3.3 million as compared to net income of about $2.9 million during the same period in 2014.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. Our convertible debentures due to various lenders were about $17.3 million as of June 30, 2015, which amount included principal of about $16.1 million and conversion liabilities of about $1.2 million. The change in value of these conversion liabilities during the first six months of 2015 resulted in other expense during the period of $40,387.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity during 2014 was cash produced by our operations. Our operating activities used about $200,000 in net cash and our financing activities used about $228,000 (from repayment of debentures) during the six months ended June 30, 2015. As a result, we recorded a net decrease of approximately $428,000 in our cash position. In contrast, during the six months ended June 30, 2014, our operations produced about $1.4 million in net cash, which partially enabled us to use $2.9 million to repay convertible debentures.

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

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company's financial reporting requirements. As a result, Management concluded that the Company's disclosure controls and procedures were not effective at June 30, 2015.

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

Although we have attempted to discuss meaningful factors, our investors need to be aware that other factors and risks may become important in the future. New risks may emerge at any time. We cannot predict such risks or estimate the extent to which they may affect our operations and financial performance. Investors should carefully consider the discussion of risks and the other information included in this Quarterly Report on Form 10-Q, including the Cautionary Information Regarding Forward-Looking Information provided above in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2015, the Company issued a total of 16,575,787 shares to the Company's various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $224,079. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity's own account. There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of GreenShift's Form 10-Q for the quarter ended June 30, 2015:

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

GREENSHIFT CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chairman, Chief Executive Officer, Chief Financial Officer &
Chief Accounting Officer
Date:		November 23, 2015