Form 10-Q
period 2015-09-30
GREENSHIFT CORP
filed 2015-11-24
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of November 20, 2015, there were 57,021,234 shares of common stock outstanding.

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	9/30/2015	12/31/2014
ASSETS

Current Assets:
Cash	$159,250	$587,021
Accounts receivable, net of doubtful accounts	379,090	647,257
Inventories, net	691,896	691,896
Due from affiliate	99,282	--
Prepaid expenses and other assets	78,340	64,678
Total current assets	1,407,858	1,990,852

Other Assets:
Intangible assets, net	18,777	21,179
Minority investment in subsidiary	3,602,787	--
Deposits	89,730	69,730
Total other assets	3,711,294	90,909

TOTAL ASSETS	5,119,152	2,081,761

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	9,327,774	7,194,854
Accrued expenses	7,228,778	6,610,696
Accrued expenses – deferred employee compensation	510,243	518,043
Income tax payable	4,543	4,543
Accrued interest payable	7,406,569	6,734,434
Accrued interest payable – related party	337,041	273,317
Deferred revenue	44,550	--
Billings in excess	8,639	32,365
Notes payable	1,367,045	1,367,045
Current portion of convertible debentures, net	14,615,625	15,062,191
Convertible debentures - related party	2,283,789	2,581,185
Amounts due to minority shareholders	545,842	545,842
Total current liabilities	43,680,439	40,924,515

Long term Liabilities:
Liability for preferred stock – related party	753,865	698,048
Convertible debentures	426,734	175,000
Total long term liabilities	1,180,599	873,048

Total Liabilities	44,861,038	41,797,563

Stockholders' Equity (Deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectively	2,481	2,481
Series D: 862,262 and 855,101 shares issued and outstanding, respectively	862	855
Common stock: $0.0001 par value, 2,500,000,000 authorized 37,020,924 and 12,270,833 shares issued and outstanding, respectively	3,700	1,227
Additional paid in capital	126,153,438	121,439,746
Accumulated deficit	(165,902,366)	(161,160,111)
Total stockholders' equity (deficit)	(39,741,885)	(39,715,802)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,119,152	$2,081,761

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Three Months Ended		Nine Months Ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014

Revenue	$1,134,772	$3,038,561	$3,197,135	$10,877,440
Total revenue	1,134,772	3,038,561	3,197,135	10,877,440

Costs of revenue	452,255	933,260	1,168,982	4,143,456
Gross profit	682,517	2,105,301	2,028,153	6,733,984

Operating expenses:
Research and development	52,632	150,698	321,439	571,094
Sales, general and administrative expenses	1,533,280	1,423,518	4,682,002	4,997,012
Total operating expenses	1,585,912	1,574,216	5,003,441	5,568,106

Income (loss) from operations	(1,903,395)	531,085	(2,975,288)	1,165,878

Other Income (Expense):
Gain (loss) on extinguishment of debt	5,280	--	26,878	2,814,952
Other expense	--	--	(560,000)	--
Miscellaneous income	14,730	7,501	14,730	11,556
Equity loss from investee	(239,417)	--	(400,888)	--
Change in conversion liabilities	670	87,033	3,089	243,048
Change in conversion liabilities - related party	(13,012)	13,863	(55,818)	37,523
Interest expense	(227,711)	(282,821)	(683,498)	(930,765)
Interest expense – related party	(34,752)	(38,017)	(111,460)	(118,013)
Total other income (expense), net	(494,212)	(212,441)	(1,766,967)	2,058,301

Income (loss) before provision for income taxes	(1,397,607)	318,644	(4,742,255)	3,224,179

(Provision for)/benefit from income taxes	--	--	--	(30)

Net income (loss)	$(1, 397,607)	$318,644	$(4,742,255)	$3,224,149

Weighted average common shares outstanding, basic	25,699,222	599,231	20,267,949	339,962
Weighted average common shares outstanding, diluted	25,699,222	18,323,595	20,267,949	18,323,595

Net income (loss) per share – basic	$(0.05)	$0.53	$(0.23)	$9.48
Net income (loss) per share – diluted	$(0.05)	$0.02	$(0.23)	$0.18

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Nine months Ended
	9/30/2015	9/30/2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,742,255)	3,224,149

Adjustments to reconcile net income ( loss) to net cash provided by (used in) operating activities:
Amortization of intangibles	2,402	2,402
Gain on extinguishment of debt	(26,878)	(2,814,952)
Change in conversion liabilities	52,729	(280,572)
Equity losses from investee	400,888	--
Expenses incurred by issuance of debentures	5,244	--

Changes in operating assets and liabilities:
Accounts receivable	268,357	238,345
Prepaid expenses	(13,662)	(79,974)
Inventory	--	460,000
Due from affiliate	(99, 092)	--
Deposits	(20,000)	--
Deferred revenue	44,550	(68,575)
Accrued interest	678,254	921,201
Accrued interest – related party	77,460	118,013
Costs in excess of billings	(23,726)	--
Accounts payable and accrued expenses	3,206,827	839,469
Net cash provided by (used in) operating activities	(188,902)	2,559,506

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) convertible debentures – related party	--	(60,000)
Repayment of convertible debentures	(238,869)	(3,585,500)
Net cash provided by (used in) financing activities	(238,869)	(3,645,500)

Net increase (decrease) in cash	(427,771)	(1,085,994)
Cash at beginning of period	587,021	3,896,312
Cash at end of period	$159,250	$2,810,318

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

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

We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. During the nine months ended September 30, 2015 five customers each provided over 10% of our revenue, including one customer that accounted for more than 25% of sales (See Note 4 Significant Accounting Policies for Revenue Recognition policies). During the nine months ended September 30, 2014, three customers each provided over 10% of our revenue.

NOTE 3	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2015, the Company had $159,250 in cash, and current liabilities exceeded current assets by $42,272,581. As of December 31, 2014, debentures in the aggregate principal amount of $13,323,905 matured, and these are now in default, as the Company negotiates a modification and extension with the creditors. In addition, in October 2014 the District Court in Indiana issued a partial summary judgment that our corn oil extraction patents are invalid; if we are unable to successfully appeal that ruling or otherwise settle the infringement matter, it would have a significant negative impact on our future cash flows.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, "Earnings per Share," whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the three months and nine ended September 30, 2015, we reported net losses and, in accordance with ASC 260, dilutive instruments were excluded from the net loss per share calculation for such periods. However, during the three and nine months ended September 30, 2014, we reported net income and accordingly included potentially dilutive instruments in the fully diluted net income per share calculation.

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

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

For 2014, the fair value of the embedded conversion liabilities was determined using the present value model calculating fair value based on the conversion discount as well as the present value based on term and bond rate. During the nine months ended September 30, 2014 the following assumptions were used: (1) conversion discounts of 10% to 50%; (2) term of less than one year to 8 years and (3) bond rate of 10%.
For 2015, the fair value of the embedded conversion liabilities was determined using the present value model calculating fair value based on the conversion discount as well as the present value based on term and bond rate. During the nine months ended September 30, 2015 the following assumptions were used: (1) conversion discounts of 10%; (2) term of less than one year to 7 years and (3) bond rate of 10%.

Fluctuations in the conversion discount percentage have the greatest effect on the value of the conversion liabilities valuations during each reporting period. As the conversion discount percentage increases for each of the related conversion liabilities instruments, the change in the value of the conversion liabilities increases, therefore increasing the liabilities on the Company's balance sheet. The higher the conversion discount percentage, the higher the liability. A 10% change in the conversion discount percentage would result in more than a $1,388,685 change in our Level 3 fair value.
The following table presents the embedded derivative, the Company's only financial liabilities measured and recorded at fair value on the Company's Consolidated Balance Sheets on a recurring basis and it's level within the fair value hierarchy at September 30, 2015:

Embedded conversion liabilities as of September 30, 2015:
Level 1	$--
Level 2	--
Level 3	1,533,529
Total	$1,533,529

The following table reconciles, for the nine months ended September 30, 2014, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2014	$1,603,496

Present value of beneficial conversion features of new debentures	149,641
Accretion adjustments to fair value – beneficial conversion features	42,799
Reductions in fair value due to repayments/redemptions	(139,711)
Reduction upon extinguishment related to conversion feature-related party	(100,000)
Reductions in fair value due to principal conversions	(22,696)
Balance at September 30, 2015	$1,533,529

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

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company's licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at September 30, 2015 and December 31, 2014 were $691,896.

NOTE 7	DEBT OBLIGATIONS

The following is a summary of the Company's financing arrangements as of September 30, 2015:

9/30/2015
Current portion of long term debt:
Mortgages and other term notes	$21,743
Current portion of notes payable	1,345,302
Total current portion of long term debt	$1,367,045

Current portion of convertible debentures:
YA Global Investments, L.P., 6% interest, conversion at 90% of market	$10,850,519
Better Half Bloodstock, Inc., 0% interest, conversion at 90% of market	50,000
Circle Strategic Allocation Fund, LP, 6% interest, conversion at 90% of market	40,413
Dakota Capital Pty Limited, 6% interest, conversion at 90% of market	714,870
EFG Bank, 6% interest, conversion at 90% of market	117,948
Empire Equity, 6% interest, conversion at 90% of market	113,768
Epelbaum Revocable Trust, 6% interest, conversion at 90% of market	91,252
Highland Capital, 6% interest, conversion at 90% of market	1,400
JMC Holdings, LP, 6% interest, conversion at 90% of market	140,380
Dr. Michael Kesselbrenner, 6% interest, conversions at 90% of market	--
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	2,399
Morano, LLC, 6% interest, no conversion discount	33,320
Mountainville LTD., 6% interest, conversion at 90% of market	1,190,446
Susan Schneider, 6% interest, conversions at 90% of market	10,510
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	2,211,661
Related Party Debenture, 6% interest, no conversion discount	72,128
Conversion liabilities	1,258,400
Total convertible debentures	$16,899,414

Long term convertible debentures:
Gerova Asset Backed Holdings, LP, 2% interest, no conversion discount	175,000
Long Side Ventures, 6% interest, conversion at 90% of market	251,734
Total long term convertible debentures	$426,734

A total of $16,048,939 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) as of September 30, 2015:

Year	Amount
2015	$17,008,059
2016	--
2017	--
2018	--
2019	407,925
Thereafter	--
Total minimum payments due under current and long term obligations	$17,415,984

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

The Company accounted for the A&R Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the A&R Debenture could result in the note principal being converted to a variable number of the Company's common shares. During the year ended December 31, 2014, the Company paid $4,529,500 in cash towards the principal balance of the A&R Debenture.  During the year ended December 31, 2014, YA Global assigned $1,300,000 of its principal due on the A&R Debenture to four of its equity-holders, which assignment reduced the principal balance due to YA. The Company also purchased $686,041 in accrued interest from one of its assignees. The Company had determined the fair value of the A&R Debenture at December 31, 2014 to be $19,675,780 which represented the face value of the debenture plus the present value of the conversion feature. During the nine months ended September 30, 2015, the Company recognized a decrease in the conversion liability relating to the A&R Debenture of $153,776 for assignments and/or repayments during the period and $5,085 from conversions of debt into common stock. The carrying value of the A&R Debenture was $11,834,136 at September 30, 2015, including principal of $10,850,519 and the value of the conversion liability. The liability for the conversion feature of $983,617 at September 30, 2015 is equal to its estimated settlement value. Interest expense of $516,389 for the A&R Debenture was accrued for the nine months ended September 30, 2015.

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

ASSIGNEES OF YA GLOBAL INVESTMENTS, L.P.

From time to time since 2011, YA Global has subdivided the A&R Debenture (or its predecessor obligation) and assigned portions to individuals and entities that are equity-holders in YA Global.  As of September 30, 2015, fourteen assignees of YA Global held debentures with an aggregate balance of $2,473,386 (the "Assignee Debentures").  The terms of the Assignee Debentures are substantially identical.  The Assignee Debentures bear interest at 6% per annum, except that debentures in the principal amount of $50,000 that were issued in exchange for assigned accrued interest do not bear interest. The holder of an Assignee Debenture has the right, but not the obligation, to convert any portion of the Assignee Debenture into the Company's common stock at a rate equal to the lesser of (a) $1.00 or (b) 90% of the lowest daily volume weighted average price of the Company's common stock during the 20 consecutive trading days immediately preceding the conversion date.  The Assignee Debentures matured on December 31, 2014.  The ongoing negotiations regarding a restructuring and extension of the A&R Debenture discussed above contemplate that identical modifications would be made to the Assignee Debentures.

The Company accounted for the Assignee Debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each Assignee Debentures could result in the note principal being converted to a variable number of the Company's common shares. The Company determined the aggregate value of the Assignee Debentures at December 31, 2013 to be $5,149,206 which represented the aggregate face value of the debentures of $4,634,512 plus the present value of the conversion feature. During the nine months ended September 30, 2015, YA Global assigned $1,200,000 to an additional assignee, which resulted in $151,100 in new liabilities. During the nine months ended September 30, 2015, the Company made payments against the Assignee Debentures which resulted in a $3,075 reduction of the fair value of the conversion liability for the period, $1,516 in accretion as well as a reduction of $15,990 due to conversions during the period. The carrying value of the Assignee Debentures was $2,748,169 at September 30, 2015, including principal of $2,473,386 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $274,783 as of September 30, 2015.  Interest expense of $86,984 for these obligations was accrued for the nine months ended September 30, 2015.

RELATED PARTY OBLIGATIONS

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC ("MIF") in an aggregate principal amount of $3,988,326 (the "MIF Debenture") and convertible debentures payable to Viridis Capital, LLC in an aggregate principal amount of $518,308 (the "Viridis 2010 Debenture"). As discussed more fully in Note 11, Related Party Transactions, below, the Company entered into agreements with MIF and Viridis to amend and restate the terms of the MIF Debenture and Viridis 2010 Debenture effective September 30, 2011 to extend the maturity date to September 30, 2013; to eliminate and contribute $502,086 in accrued interest and $1,065,308 of principal; to reduce the applicable interest rate to 6% per annum; to eliminate MIF's and Viridis' right to convert amounts due at a discount to the market price of the Company's common stock; and to reverse various non-cash assignments of debt involving related parties. The restated balances due to MIF and Viridis at September 30, 2011, were $3,017,061 and $237,939, respectively. No interest was payable to either MIF or Viridis after these amendments. MIF received 62,500 shares of Series D Preferred Stock in partial consideration of the contribution of principal and accrued interest and the various other modified terms of MIF's agreements with the Company. During the nine months ended September 30, 2015, $62,106 in principal was converted into common stock. As of September 30, 2015, the balance of the MIF Debenture was $2,211,661.  On November 13, 2015, the Company also entered into agreements with MIF to amend the debenture hereby allowing MIF to the convert amounts due into the Company's common stock provided that the resulting conversion shares correspond to no more than 9.9% of the Company's issued and outstanding common shares.

As of April 1, 2013, the Company issued a $250,000 debenture to Viridis Capital, LLC ("Viridis" and the "Viridis Debenture") in exchange for full satisfaction of expenses and costs that were incurred by Viridis in connection with its guaranty of the Company's obligations (see Note 11, Related Party Transactions, below).  Viridis shall have the right, but not the obligation, to convert any portion of the Viridis Debenture into the Company's common stock at a rate equal to the lesser of (a) $1.00 or (b) 50% of the 20 day volume weighted average price of the Company's common stock during the 20 consecutive trading days immediately preceding the conversion date.  $150,000 of the Viridis Debenture was paid during the year ended December 31, 2014. The Company accounted for the Viridis Debenture in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the Viridis Debenture could result in the note principal being converted to a variable number of the Company's common shares. The Company determined the value of the Viridis Debenture upon issuance to be $477,273 which represented the face value of the debenture of $250,000 plus the present value of the conversion feature. A $150,000 portion of the Viridis Debenture was assigned to a related party resulting in a $136,364 reduction of the fair value of the conversion liability for the period and accretion of $6,061 was recognized during 2013.  The Viridis Debenture was written off and cancelled during the quarter ended June 30, 2015. The carrying value of the Viridis Debenture was $0 at June 30, 2015, due to the write-off of the debt and accrued interest. Interest expense of $2,975 for these obligations was accrued for the nine months ended September 30, 2015.

OTHER DEBENTURES
During the year ended December 31, 2012, the Company incurred $175,000 in convertible debt to Gerova Asset Back Holdings, LP ("Gerova" and the "Gerova Debenture"). Gerova shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company's common stock at a rate equal to 100% of the closing market price for the Company's common stock for the day preceding the conversion date.  Gerova delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company's former guaranty agreement with Gerova. The debenture matures on December 31, 2018. The balance of the Gerova Debenture was $175,000 at September 30, 2015. Interest expense of $2,618 for these obligations was accrued for the nine months ended September 30, 2015.

During the year ended December 31, 2014, Minority Interest Fund (II), LLC assigned $200,000 of its convertible debt to Nicholas J. Morano, LLC ("Morano" and the "Morano Debenture").  Morano shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company's common stock at 100% of the market price for the Company's common stock at the time of conversion.  The balance of the Morano Debenture was $33,320 at September 30, 2015. Interest expense of $1,495 for these obligations was accrued for the nine months ended September 30, 2015.

The Company issued a debenture in the amount of $250,000 to Long Side Ventures ("LSV") under the terms of the settlement agreement pursuant to which the plaintiff is to receive $150,000 in cash and a debenture in the amount issued during the nine months ended September 30, 2015. LSV shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company's common stock at a rate equal to 90% of the lowest closing bid price for the Company's common stock for twenty days preceding the conversion date.  The debenture matures on December 31, 2018. During the nine months ended September 30, 2015, the Company recorded $1,147 in accretion as well as a reduction of $1,621 due to conversions during the period. The carrying value of the LSV  Debenture was $251,734 at September 30, 2015, including principal of $232,925 and the value of the conversion liability. The present value of the liability for the conversion feature was $18,809 as of September 30, 2015. Interest expense of $10,601 for these obligations was accrued for the nine months ended September 30, 2015.

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

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into 0.025 shares of common stock. Upon the declaration of dividends on common stock, the holders would be entitled to cumulative dividend rights equal to that of the holders of the number of shares into which the Series B Preferred Shares are convertible, and have voting privileges of one vote to every one common share. At September 30, 2015 and December 31, 2014, there were 2,480,544 shares of Series B Preferred Stock issued and outstanding.

SERIES D PREFERRED STOCK

Shares of the Series D Preferred Stock (the "Series D Shares") may be converted by the holder into Company common stock. The conversion ratio is such that the full 1,000,000 Series D Shares originally issued convert into Company common shares representing 80% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). The holder of Series D Shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series D Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series D Shares will receive the dividend that would be payable if the Series D Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series D Shares will receive a preferential distribution of $0.001 per share, and will share in the distribution as if the Series D Shares had been converted into common shares. The Company has issued 800,000 Series D Shares to Viridis Capital, LLC, and 62,500 Series D Shares to Minority Interest Fund (II), LLC. However, Viridis and the Company are subject to an additional agreements which, if performed, provide for additional (but currently unissued) shares of the Company's Series D Preferred Stock to be beneficially owned by Acutus Capital, LLC (124,875 shares) and Minority Interest Fund (II), LLC (41,034 additional shares). During the year ended December 31, 2014, 7,161 shares of Series D Preferred Stock were converted into 10 million shares of Company common stock by Viridis Capital, LLC, the majority shareholder of the Company. During the nine months ended September 30, 2015, the aforementioned 7,161 shares were surrendered and cancelled. The sole member of Viridis, Kevin Kreisler, is the Company's chairman. At September 30, 2015 and December 31, 2014, there were 862,262 and 855,101 shares, respectively, of Series D Preferred Stock issued and outstanding.

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

SERIES F PREFERRED STOCK

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement ("TAA") with Cantrell Winsness Technologies, LLC ("CWT"), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the "Sellers") pursuant to which the parties amended and restated the method of calculating the purchase price for the Company's corn oil extraction technology (the "Technology"). The TAA provides for the payment by the Company of royalties in connection with the Company's corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock with a face value of $10 per preferred share. The Series F preferred shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the Series F preferred shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion Series F preferred shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company's obligations under the TAA are guaranteed by Viridis Capital, LLC, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis Capital (see Note 8, Guaranty Agreements, above). The Company accounted for the Series F preferred shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible Series F preferred shares could result in the preferred shares being converted to a variable number of the Company's common shares.  The Company determined the value of the Series F preferred shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $497,545. During the nine months ended September 30, 2015, the Company recorded an increase of $38,679 for the accretion to fair value at September 30, 2015, and an increase of $17,139 for refunded royalty redemptions of the conversion liability during the year. The liability for the conversion feature shall increase from its present value of $256,320 at September 30, 2015 to its estimated settlement value of $500,639 at June 10, 2020. The Company is party to an agreement which contemplates execution of an amendment to the TAA during 2015. If finalized and executed, the anticipated amendment would result in the cancellation of the Company's Series F Shares and any obligations pertaining thereto.

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

During the nine months ended September 30, 2015 and 2014, the Company issued a total of 34,741,502 shares and 705,015 shares of common stock, respectively, upon conversion in period of $267,032 and $837,869, respectively, of principal and accrued interest due pursuant to the Company's various convertible debentures (see Note 7, Debt Obligations, above).

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

A bench trial on Defendants' inequitable conduct claim was held from October 5 to October 15, 2015 in the Southern District of Indiana.  The matter was taken under advisement by the Court and a ruling will likely issue within the next few months.

Adkins Energy's breach of contract claim was transferred back to the Northern District of Illinois for trial.  A jury trial is scheduled to begin on February 29, 2016.

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

Minority Interest Fund (II), LLC ("MIF") is party to certain convertible debentures issued by the Company (see Note 7, Debt Obligations, above). On November 13, 2015, the Company entered into agreements with MIF to amend the debenture thereby allowing MIF to convert amounts due into the Company's common stock provided that the resulting conversion shares correspond to no more than 9.9% of the Company's issued and outstanding common shares. The managing member of MIF is a relative of the Company's chairman.

Viridis Capital LLC ("Viridis") was party to a $100,000 convertible debenture issued by the Company, which debt was written off and cancelled during the quarter ended June 30, 2015 (see Note 7, Debt Obligations, above). The Company also accrued $560,000 in indemnification expenses associated with certain tax liabilities incurred in connection with guaranteed Company obligations. On November 13, 2015, the Company also entered into agreements with MIF to amend the debenture hereby allowing MIF to the convert amounts due into the Company's common stock provided that the resulting conversion shares correspond to no more than 9.9% of the Company's issued and outstanding common shares. The managing member of Viridis is the Company's chairman, Kevin Kreisler.

Approximately 81% of the Company's research and development expenses as of September 30, 2015, were incurred and paid in connection with the Company's development of new intellectual properties in concert with affiliates of the Company and its chairman. The Company developed an intellectual property portfolio involving production of carbon-neutral alternatives for fossil fuel derived products ("Bioproducts Portfolio") in concert with various third parties (see Note 12, Investment In Joint Venture Under The Equity Method). The Company entered into a license agreement with the associated joint venture company ("LLC") granting use rights in connection with the Bioproducts Portfolio. Under the associated agreements, an unaffiliated member has agreed to provide LLC up to $3 million to fund the continuing development of the Bioproducts Portfolio. As of the nine months ended September 30, 2015, $933,723 of that amount had been received.

NOTE 12	INVESTMENT IN JOINT VENTURE UNDER THE EQUITY METHOD

The Company's wholly-owned subsidiary, GS CleanTech Corporation, is the owner of 100% of the issued and outstanding membership units of Genarex LLC ("GX"), an entity that in turn holds 36.75% of the issued and outstanding membership units of Genarex FD LLC ("LLC"). LLC was formed in 2015 for the purpose of continuing the development and commercialization of an intellectual property portfolio involving production of carbon-neutral alternatives for fossil fuel derived products ("Bioproducts Portfolio"), which had previously been developed by GX in concert with various third parties. ASC 810 requires the Company to evaluate non-consolidated entities periodically and as circumstances change to determine if an implied controlling interest exists. The Company has evaluated this equity investment and concluded that LLC is a variable interest entity and the Company is not the primary beneficiary. LLC's fiscal year end is December 31. Under the associated agreements, an unaffiliated member of LLC has agreed to provide LLC up to $3 million to fund the continuing development of the Bioproducts Portfolio. As of September 30, 2015, $933,723 of that amount had been received. The members also assigned their respective interests in the Bioproducts Portfolio to LLC. GX's contribution was valued at $4 million, however, the relevant agreements provide for GX to receive a preferential distribution until it receives approximately $3 million, at which point GX's interest will decrease from 36.75% to 24.50%. The Company engaged two separate third party valuation firms, the first to complete a fairness opinion in respect of the foregoing, and the second to perform a valuation of GX's interest in LLC using the fair value method as defined by FASB ASC 805-10-20. Under this method, fair value is defined as "the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date." Using the income approach, the valuation company used the discounted cash flow method to develop low, mid and high cash projections for LLC's potential business model by estimating the expected cash flows derived from production of LLC's products on a commercial scale. As of September 30 2015, the Company had funded $722,139 towards operations and research and development of LLC, of which $553,668 has been reimbursed under the relevant joint venture agreements. The following presents unaudited summary financial information for LLC. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company. The investment balance carried on the Company's balance sheet amounts to $3,602,787 as of September 30, 2015. The Company's share of the net loss from LLC for the nine months ended September 30, 2015 was $400,888.

SUMMARIZED FINANCIAL DATA FOR LLC (unaudited):

9/30/2015
Current assets	$3,871
Intangible assets, net	3,714,286
Current liabilities	171,080
Members' equity	3,547,077

9/30/2015
Net sales	$--

Operating expenses	1,101,932
Amortization expense	285,714
Net (loss)	(1,387,646)

NOTE 13	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the nine months ended September 30, 2015 and 2014:

	9/30/2015	9/30/2014

Cash paid for the following:
Interest	$--	$--
Taxes	30	30
Total	30	30
Non-Cash Investing and Financing Activities
Debentures converted into common stock	267,032	837,869
Issuance of convertible debenture in settlement of contingent liability	250,000	--
Forgiveness of affiliate payable credited to paid in capital	--	60,000

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

Plan of Operations

We will continue our work with our licensees to maximize the benefits and minimize the costs of recovering as much corn oil as possible, and we remain focused on winning new business and increasing our licensed penetration. To do so moving forward, we will continue to provide our licensees with exceptional services, the highest-performing systems available, and access to new technologies for further gains in licensee profitability and competitive advantage. We will also continue to expand our patent portfolio. We have many additional patents pending and we remain committed to developing new technologies to further enhance the profitability of our licensees. And, we will stay the course in our ongoing infringement litigation with a view towards enhancing and protecting the significant competitive advantage of our licensees

Our financial performance for 2015 and beyond can be expected to be most significantly impacted by the rate at which our existing and new licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the costs incurred in our ongoing litigation for infringement of our patents. In addition, future results may be improved by the significant interest in our engineering and other services in connection with the design, construction, integration and modification of corn oil extraction systems and other new systems for existing and prospective licensees. We expect that these activities will contribute to revenue during 2015.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues for the three months ended September 30, 2015 were $1.1 million as compared to $3.0 million generated during the three months ended September 30, 2014. The decrease in revenue during 2015 as compared to 2014 was due to a decrease in event-driven engineering services revenue, the amount of corn oil produced and the royalties paid by our licensees, and commodity price fluctuation. Revenue in future periods will remain subject to variance in connection with a number of factors, including the rate at which our licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the three months ended September 30, 2015 were about $452,000 as compared to about $933,000 for the same period last year. Gross profit for the three months ended September 30, 2015 was about $682,000 as compared to about $2.1 million from the third quarter of 2014. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the three months ended September 30, 2015 and 2014 were about $1.6 million and $1.6 million, respectively. Operating expenses during 2015 included approximately $0.9 million in professional fees, of which approximately $0.8 million was accrued and not paid during the three months. By contrast, operating expenses during 2014 included about $1.2 million in professional fees as well as about $151,000 in research and development costs. Our legal costs during 2015 were incurred primarily in connection with our ongoing litigation for patent infringement. We realized an operating loss of about $900,000 during 2015 as compared to about $531,000 in operating income in 2014.

Other expense, net of other income, for the three months ended September 30, 2015 was approximately $494,000, while other income, net, for the three months ended September 30, 2014 was approximately $212,000. The amount for 2015 included $5,280 in gain on extinguishment of debt as well as about $260,000 in accrued interest as compared to $0 in gain on extinguishment of debt as well as about $320,000 in accrued interest expense incurred in 2014.

Net loss for three months ended September 30, 2015 was about $1.4 million as compared to net income of about $319,000 for the three months ended September 30, 2014.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. Our convertible debentures due to various lenders were about $17.5 million as of September 30, 2015, which amount included principal of about $16.0 million and conversion liabilities of about $1.3 million. The change in value of these conversion liabilities during the third quarter of 2015 resulted in other expense during the period of $12,342.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues for the nine months ended September 30, 2015 were $3.2 million as compared to $10.9 million generated during the nine months ended September 30, 2014. The decrease in revenue during 2015 as compared to 2014 was due to a decrease in event-driven engineering services revenue, the amount of corn oil produced and the royalties paid by our licensees, and commodity price fluctuation. Revenue in future periods will remain subject to variance in connection with a number of factors, including the rate at which our licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the nine months ended September 30, 2015 were $1.2 million as compared to about $4.1 million for the same period last year. Gross profit for the nine months ended September 30, 2015 was about $2.0 million as compared to about $6.7 million from the first nine months of 2014. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the nine months ended September 30, 2015 and 2014 were about $5.0 million and $5.6 million, respectively. Operating expenses during 2015 included about $2.7 million in professional fees, of which approximately $2.1 million was accrued and not paid during the nine months, as well as about $321,000 in research and development costs which was reduced by costs incurred less reimbursed costs that were funded by a third party. By contrast, operating expenses during 2014 included about $1.7 million in professional fees as well as about $571,000 in research and development costs. Our legal costs during 2015 were incurred primarily in connection with our ongoing litigation for patent infringement. We realized an operating loss of about $3.0 million during 2015 as compared to about $1.2 million in operating income in 2014.

Other expense, net, for the nine months ended September 30, 2015 was about $1.8 million, as compared to other income, net, of about $2.1 million in 2014. The amount for 2015 included approximately $27,000 in gain on extinguishment of debt and $560,000 in other expense as compared to approximately $2.8 million for 2014 as well as about $800,000 in accrued interest as compared to about $1.0 million in accrued interest expense incurred in 2014.

Net loss for the nine months ended September 30, 2015 was approximately $4.7 million as compared to net income of about $3.2 million during the same period in 2014.

Conversion Liabilities

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion features is calculated at the time of issuance and we record a conversion liability for the calculated value. We recognize additional interest expense for the conversion liability which is added to the principal of the debenture for financial reporting purposes (without an actual increase in the amount we owe to the relevant lender). We also recognize interest expense for accretion of the conversion liability to fair value over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss is usually material to our results. Our convertible debentures due to various lenders were about $17.5 million as of September 30, 2015, which amount included principal of about $16.0 million and conversion liabilities of about $1.4   million. The change in value of these conversion liabilities during the first nine months of 2015 resulted in other expense during the period of $52,729.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity during 2015 was cash produced by our operations. Our operating activities used about $189,000 and our financing activities used about $239,000 in net cash (from repayment of debentures) during the nine months ended September 30, 2015. As a result, we recorded a net decrease of approximately $428,000 in our cash position. In contrast, during the nine months ended September 30, 2014, our operations produced about $2.6 million in net cash, which partially enabled us to use $3.6 million to repay convertible debentures.

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

We owe about $13.3 million in debt to YA Global and its assignees. We paid YA Global and their assignees a total of $238,869 in cash during the nine months ended September 30, 2015 and YA Global and its assignees collectively converted about $149,247 due under their debentures into shares of our common stock. Repayment of the balance of these obligations in cash has been and remains an important objective for us, and we hope to complete a financing during 2016 to refinance and recapitalize all of our remaining convertible obligations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company's financial reporting requirements. As a result, Management concluded that the Company's disclosure controls and procedures were not effective at September 30, 2015.

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

During the nine months ended September 30, 2015, the Company issued a total of 34,741,502 shares to the Company's various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $263,718. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity's own account. There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of GreenShift's Form 10-Q for the quarter ended September 30, 2015:

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

*The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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