Form 10-K
period 2015-12-31
GREENSHIFT CORP
filed 2016-04-22
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

As of June 28, 2015 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $427,733.

As of April 22, 2016, there were 204,745,625 shares of common stock outstanding.

GREENSHIFT CORPORATION
ANNUAL REPORT ON FORM 10K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This report contains such "forward-looking statements". We make certain forward-looking statements in this Annual Report on Form 10-K and in documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" or similar expressions. These statements reflect our management's judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

-	the volatility and uncertainty of commodity prices;

-	operational disruptions at ethanol production facilities;

-	the costs and business risks associated with developing new technologies;

-	our ability to develop and commercialize our technologies;

-	the impact of new, emerging and competing technologies on our business;

-	the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes or other external factors over which they have no control;

-	the effects of mergers and consolidations in the biofuels industry and unexpected announcements or developments from others in the renewable fuels industry;

-	our reliance on key management personnel;

-	changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;

-	limitations and restrictions contained in the instruments and agreements governing our indebtedness;

-	our ability to raise additional capital and secure additional financing;

-	our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

-	other risks referenced from time to time in our filings with the SEC and those factors listed in this Annual Report on Form 10-K for the year ended December 31, 2015 under Item 1A, Risk Factors.

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

OVERVIEW

GreenShift Corporation ("we," "our," "us," "GreenShift," or the "Company") develops and commercializes clean technologies that facilitate the more efficient use of natural resources. We primarily do so today in the U.S. ethanol industry, where we innovate and offer technologies that improve the profitability of licensed ethanol producers. We generate revenue by licensing our technologies to ethanol producers, and by providing our licensees with success-driven, value-added services and other solutions based upon our expertise, know-how, technologies, and patent position.

OUR TECHNOLOGIES

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

Our patented and patent-pending extraction technologies bolt-on to the back end of the dry mill ethanol production process, where they intercept the flow of the whole stillage at various points downstream of the distillation equipment and before final dewatering. We condition the stillage, extract the oil, and return the flow back to the production process of the host ethanol producer. The extracted oil is then stored and shipped for refining. We are developing additional technologies with a view towards separation and extraction of additional valuable co-products from the de-oiled portion of the flow after oil extraction.

The corn oil recoverable from the ethanol production process with our technologies was historically not recovered. It was instead sold with distillers grain for comparatively low value. Today, our patented and patent-pending corn oil extraction technologies are widely accepted as a competitively necessary addition to the dry mill ethanol production process. Approximately eighty percent of the ethanol facilities in the United States extract corn oil.

Systems based on our technologies readily integrate into the ethanol production process, and can be operated by existing staff for negligible incremental operating cost to ethanol producers. Further, use of our patented and patent-pending extraction processes will reduce the amount of energy consumed by host ethanol plants that produce dried distillers grain due to three factors: the improved heat transfer efficiency during dewatering as a result of the insulating characteristics of the extracted oil; the increased drying efficiency resulting from a lower mass flow through the rotary dryers; and the improved flow characteristics of distillers grain after corn oil removal, resulting in reduced drying time.

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

COMPETITION

Our extraction technologies remove the oil at the back of ethanol production facilities, after production and removal of ethanol. Our view is that retrofitting the front end of the dry mill process introduces unnecessary risk. We believe that interrupting the flow of starch is not the answer; there are cheaper, intrinsically better ways of getting more out of starch that do not risk the host facility's ability to produce ethanol. The cheaper, better, safer path is to intercept, streamline and upgrade the co-product flow at the back end – after the ethanol has been removed and sold.

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

We have initiated several infringement actions involving suppliers and ethanol producers (see Note 10 to our Consolidated Financial Statements, Commitments and Contingencies, below). Executing a business model based on licensing requires us to invest in the protection of our intellectual property rights and the prosecution of infringement. We believe that litigation will be necessary, not to disrupt the availability of corn oil extraction technology, but rather to maximize its use by as many producers as possible on fair terms; to protect the competitive advantage of our licensees; to deter infringement; and, to ensure that we receive reasonable compensation for our proprietary technologies.

INTELLECTUAL PROPERTIES

GreenShift Corporation holds a number of patents, patent applications and trademarks. GreenShift and GreenShift -- Natural Solutions are registered trademarks of GreenShift Corporation. We protect our intellectual properties through a combination of patents, patent applications, license and distribution agreements, common law copyrights and trade secrets. We hold patents numbered 7,601,858, 7,608,729, 8,008,516, 8,008,517, 8,283,484, 8,168,037, 8,679,353, 9,212,334, 9,108,140, 9,012,668 and pending patent numbered 14/080,071 related to corn oil extraction. The first of our oil extraction patents does not expire until 2027. We have also filed a number of patent applications for other technologies.

In October 2014, the District Court in Indiana ruled in favor of the defendants in our pending patent infringement matter on their motions for summary judgment alleging that our corn oil extraction patents were invalid, including US Pat. Nos. 7,601,858 and 8,168,037. In December 2014, the U.S. Patent and Trademark Office allowed three new corn oil extraction patents (U.S. Patent Nos.: 9,108,140, 9,012,668 and 9,212,334). Each patent was examined and considered patentable by a different patent examiner, after each had considered the summary judgment decision. We cannot speak to the significance of the conflicting determinations. However, under applicable standards, a patent is not invalid until and unless a final judgment of invalidity is rendered after all available appeals have been exhausted. We believe in our intellectual property rights and the system of checks and balances designed to protect those rights – both in the patent office and the courts, and we will appeal the summary judgment ruling once the ruling is ripe for appeal, which we expect to occur during 2016. Diversification is important to mitigate the risk that we may not prevail in our ongoing patent infringement litigation. To that end, we will continue to develop and license systems based on our core technologies, including our remaining patents both old and new.

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

CONTINGENCIES

Under GreenShift's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $2,500. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence with a $5,000,000 umbrella.  We also carry professional liability, pollution, auto and worker's compensation insurances.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a loss from operations of $294,155 for the year ended December 31, 2015. As of December 31, 2015, the Company had $1,877,991 in cash, and current liabilities exceeded current assets by about $11.5 million, which included derivative liabilities of $7,148,016 and $4,343,696 in convertible debentures, net of discount. None of these items are required to be serviced out of the Company's regular cash flows. The $2.5 million paid by the Company's parent, Bitzio, Inc. ("Bitzio"), to the Company was drawn from a loan of $2.9 million made to Bitzio by TCA Global Credit Master Fund, LP ("TCA"). The loan was made on December 31, 2015, pursuant to a Senior Secured Revolving Credit Facility Agreement (the "Credit Agreement"), under which TCA may lend to Bitzio up to $5.0 million. The Company and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement dated December 31, 2015, in favor of TCA. In the Guaranty Agreement, the Company and each of its subsidiaries guaranteed payment of all amounts due to TCA under the Credit Agreement. By separate agreements, the Company and each subsidiary pledged all of its assets to secure the guaranty to TCA. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The resale of shares acquired by our lenders is likely to reduce the market price of our common stock. We may be required to amend our certificate of incorporation to again reverse split our common stock.

Our lenders own convertible debentures issued by the Company, which permit our lenders to acquire Company common stock and resell it to the public. At the current market price, our lenders could collectively convert their debentures into over 90% of our outstanding common stock. It is likely that resale of shares by our lenders will continue to reduce the market price for our common stock and cause substantial dilution. It is possible, therefore, that reverse stock splits will be required in the future.

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

As of December 31, 2015, our total debt and accrued interest was about $10.3 million. Our level of debt could have significant consequences to our shareholders, including the following:

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

Our common stock is listed for quotation on the OTC market. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ Global Market or the NASDAQ Capital Market. Because our common stock does not trade on a stock exchange or on the NASDAQ Global Market or the NASDAQ Capital Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a "penny stock." SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

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

Continued volatility in capital markets reduces availability of capital for the ethanol industry. Volatility in the commodities market could affect our licensees' cash position and ability to access lines of credit. Our financial results are dependent on the ability of our licensees to profitably operate their businesses and overall commodity market conditions.

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

Distillers grains compete with other protein-based animal feed products. The price of distillers grains may decrease when the prices of competing feed products decrease, as they are based in part on the prices of the commodities from which these products are derived. Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains. The price ethanol producers may receive for distillers grain may not rise as corn prices rise, thereby lowering the contribution of distillers grain to an ethanol producer's profits.

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

In October 2014, the District Court in Indiana ruled in favor of the defendants on their motions for partial summary judgment alleging that our corn oil extraction patents were invalid, including US Pat. Nos. 7,601,858 and 8,168,037. We do not believe the decision is supported in the law, and we intend to appeal the decision. Nevertheless, if we are unable to successfully appeal the summary judgment ruling or otherwise settle the infringement matter, it would have a significant negative impact on our ability to be a going concern.

We are a developing company with a history of net losses, and we may not achieve or maintain profitability.

We have had a history of operating losses, and may in the future incur operating losses which could be substantial. Although our current licenses may provide sufficient revenue to bring us to profitability, we may not be able to sustain or increase profitability thereafter, which could negatively affect the trading price of our common stock. During 2015, we had an operating loss of about $294,000. At December 31, 2015, we had a stockholders' deficit of about $8.4 million, and a working capital deficit of about $11.5 million, including $8.8 million of current obligations convertible into Company stock.

Future demand for ethanol is uncertain and may be affected by changes to federal mandates, public perception and consumer acceptance, any of which could negatively affect demand for ethanol.

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The mandate level for renewable fuels is constantly under review. Each year the US Environmental Protection Agency must set mandated use levels for renewable fuels under the Renewable Fuel Standard ("RFS") that is part of the Energy Policy Act of 2005. We believe the RFS is a significant component of national energy policy that reduces dependence on foreign oil by the United States. The oil and gas industry, however, applies constant pressure to reduce or eliminate the mandates, in order to preserve its fuel market share. Our licensees and our license revenue could be adversely impacted if EPA reduces the renewable fuel mandates.

Our business is affected by the regulation of greenhouse gases ("GHG") and climate change. New climate change regulations could impede the ability of our licensees to successfully operate their businesses and, in turn, adversely affect our revenues.

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

Our success will depend on our ability to successfully prosecute our current patent litigation and to obtain and/or maintain and enforce patent and other intellectual property protection for our technologies. We have obtained or developed rights to patents and patent applications in the United States and on a case by case basis internationally, and may, in the future, seek rights from third parties to other patent applications or patented technology. There can be no assurance, however, that patents will issue from the patent applications filed or to be filed or that the scope of any claims granted in any patent will provide us with proprietary protection. If the scope of the claim granted in a patent is not sufficient to afford us with protection against competitors with similar technology, our investment in the patented technology may provide us limited or no competitive advantage.

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

The Company's corporate headquarters are located in Alpharetta, Georgia. The Alpharetta lease had a one year term that terminated on January 2016, at which time the lease was extended by another year. The monthly lease payment is $1,664.

ITEM 3	LEGAL PROCEEDINGS

INFRINGEMENT

On October 13, 2009, the U.S. Patent and Trademark Office ("PTO") issued U.S. Patent No. 7,601,858, titled "Method of Processing Ethanol Byproducts and Related Subsystems" (the '858 Patent) to GS CleanTech Corporation, a wholly-owned subsidiary of GreenShift Corporation. On October 27, 2009, the PTO issued U.S. Patent No. 7,608,729, titled "Method of Freeing the Bound Oil Present in Whole Stillage and Thin Stillage" (the '729 Patent) to GS CleanTech. Both the '858 Patent and the '729 Patent relate to the Company's corn oil extraction technologies. GS CleanTech Corporation, our wholly-owned subsidiary, subsequently filed legal actions in multiple jurisdictions alleging infringement by various persons and entities. Multiple additional related suits and countersuits were filed. On May 6, 2010, we submitted a "Motion to Transfer Pursuant to 28 U.S.C. § 1407 for Consolidated Pretrial Proceedings" to the United States Judicial Panel on Multidistrict Litigation (the "Panel") located in Washington, D.C. In this motion, we moved the Panel to transfer and consolidate all pending suits involving infringement of our patents to one federal court for orderly and efficient review of all pre-trial matters. On August 6, 2010, the Panel ordered the consolidation and transfer of all pending suits in the U.S. District Court, Southern District of Indiana for pretrial proceedings (the "MDL Case"). In October 2014, the District Court in Indiana ruled in favor of the defendants in our pending patent infringement matter on their motions for summary judgment alleging that our corn oil extraction patents were invalid, including US Pat. Nos. 7,601,858 and 8,168,037. The summary judgment ruling was not final and there are additional issues in the MDL Case that can be expected to be resolved this year. We disagree with the court's ruling and intend to mount a vigorous appeal at the appropriate time. A bench trial on Defendants' inequitable conduct claim was held from October 5 to October 15, 2015 in the Southern District of Indiana.  The matter was taken under advisement by the Court and a ruling will likely issue during 2016.

OTHER MATTERS

The Company is party to an action entitled Max v. GS AgriFuels Corp., et al. in the Supreme Court, New York County, in which the plaintiffs are asserting claims to money damages against the Company and other defendants, arising from a series of Share Purchase Agreements dated March 6, 2007, under which the individual plaintiffs sold their shares in Sustainable Systems, Inc., to GS AgriFuels Corporation, a former subsidiary of the Company. In their Amended Complaint, plaintiffs asserted claims for breach of contract, fraud and negligent misrepresentation, and sought money damages in the amount of $6 million. On March 19, 2013, the Court granted in part the defendants' motion to dismiss the Amended Complaint, and dismissed all but the breach of contract claims asserted against the Company and certain other corporate defendants.  On April 1, 2015, the Company entered into a settlement agreement pursuant to which the plaintiff s are to receive $25,000 in cash and a convertible debenture in the amount of $300,000. In the event that the plaintiffs have not converted the debenture in full at the expiration of three years, the plaintiffs may request the remaining amount be paid in full at that time.  While the settlement agreement has not yet been implemented by the payment of the specified cash and the issuance of the specified debenture, the action has been marked "disposed" by the court.

On September 10, 2012, Long Side Ventures commenced an action entitled Long Side Ventures and Sunny Isles Ventures, LLC, LLC v. GreenShift et. al., in the United States District Court for the Southern District of New York, alleging breach of contract and other causes of action for which the plaintiff seeks damages of about $250,000 plus costs.  On February 24, 2015, the Company entered into a settlement agreement pursuant to which the plaintiff is to receive $150,000 in cash and securities in the amount of $250,000. The Company accrued the entire $400,000 judgment on its books as of the year ended December 31, 2014. During the six months ended June 30, 2015, the Company issued a debenture to Long Side Ventures in the amount of $250,000 (see Note 7, Debt Obligations).  The Company has already paid the entire $150,000 due in cash under the settlement agreement. Nevertheless, there is a current dispute with the plaintiffs as to whether the Company and the other defendants have performed their obligations under the settlement agreement, and whether the plaintiffs have the right to declare a default under the settlement agreement. The Company has taken the position that it has fully performed and intends to vigorously contest any alleged default. Upon the performance of the terms of the Settlement Agreement, the Action will be dismissed against the Company and the other defendants.

On October 10, 2013, Golden Technology Management, LLC, and other plaintiffs commenced an action entitled Golden Technology Management, LLC, et al. v. NextGen Acquisition, Inc. et al. in the Supreme Court of the State of New York, County of New York, alleging breach of contract and other causes of action against the Company in connection with the acquisition of NextGen Fuel, Inc. by a former subsidiary. Plaintiffs seek damages in excess of $5,200,000 plus prejudgment interest and costs.   On December 22, 2014, the court granted summary judgment as to the former subsidiary's liability for payment of the sum of $3.2 million, plus prejudgment interest and costs. The plaintiffs' have asserted a claim for alter ego liability for that amount against the Company and the other defendants.  The litigation is proceeding and the Company intends to vigorously defend this action. At this stage of the proceedings, we cannot evaluate the likelihood of an unfavorable outcome in excess of the amounts previously accrued.

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

GreenShift's common stock trades on the OTC Pink under the symbol GERS. The following table sets forth, for the periods indicated, the range of high and low closing bid prices for GreenShift's common stock as reported by the National Association of Securities Dealers composite. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low

2014 First Quarter	0.0006	0.0004
2014 Second Quarter	0.0160	0.0130
2014 Third Quarter	0.0017	0.0013
2014 Fourth Quarter	0.0009	0.0006

2015 First Quarter	0.0002	0.0001
2015 Second Quarter	0.0012	0.0012
2015 Third Quarter	0.0034	0.0029
2015 Fourth Quarter	0.0009	0.0006

Title of Class	Approximate Number of Holders of Record as of March 30, 2016

Common Stock, $0.0001 par		139

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

SALE OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during the fourth quarter of 2015, except that on December 31, 2015 the Company issued 100,000 shares of the Company's Series G Preferred Stock to Bitzio, Inc. ("Bitzio"), in exchange for $2,500,000 in cash, and 700,000 shares of the Company's Series G Preferred Stock to Bitzio in exchange for Bitzio's beneficial ownership interest in 987,144 shares of the Company's Series D Preferred Stock.

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fourth quarter of 2015.

ITEM 6	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

Those are globally-meaningful gains, and they are repeatable. To that end, we have developed a portfolio of new patented and patent-pending technologies capable of significantly expanding on our work to date in the ethanol industry. Those technologies involve new uses and products for extracted corn oil as well as other components of various ethanol process streams. We are also actively evaluating diversification opportunities, including applications of our technologies in other industries and potential acquisitions of companies with assets, customers, operations or other resources that are strategic to the commercialization of our technologies in targeted industries.

Diversification is important to mitigate the risk that we may not prevail in our ongoing patent infringement litigation. In October 2014, the District Court in Indiana ruled in favor of the defendants on their motions for summary judgment alleging that our corn oil extraction patents were invalid, including US Pat. Nos. 7,601,858 and 8,168,037. In December 2014, the U.S. Patent and Trademark Office allowed three new corn oil extraction patents (U.S. Patent Nos.: 9,108,140, 9,012,668 and 9,212,334). Each patent was examined and considered patentable by a different patent examiner and after each had considered the summary judgment decision. We cannot speak to the significance of the conflicting determinations, however, under applicable standards, a patent is not invalid until and unless a final judgment of invalidity is rendered after all available appeals have been exhausted. We believe in our intellectual property rights and the system of checks and balances designed to protect those rights – both in the patent office and the courts, and we will appeal the summary judgment ruling at the appropriate time. Nevertheless, diversification of our revenue mix is our key goal for 2016.

Plan of Operations

We will continue our work with our licensees to maximize the benefits and minimize the costs of recovering as much corn oil as possible, and we remain focused on winning new business and increasing our licensed penetration. To do so moving forward, we will continue to provide our licensees with exceptional services, the highest-performing systems available, and access to new technologies for further gains in licensee profitability and competitive advantage. We will also continue to expand our patent portfolio. We have many additional patents pending and we remain committed to developing new technologies to further enhance the profitability of our licensees. And we will stay the course in our ongoing infringement litigation with a view towards enhancing and protecting the competitive advantage of our licensees.

Effective as of December 31, 2015, and as is disclosed more fully in the footnotes to the accompanying consolidated financial statements, the Company entered into a series of agreements providing for an aggregate of $26,720,059 in debt extinguishment for amounts that had been due, payable and accrued as of December 31, 2015, in exchange for contingent participation payments involving use of the Company's extraction technologies. Notably, part of the extinguishment was due to the elimination of the majority of the Company's previously outstanding convertible debt to YA Global, corresponding to a significantly reduced potential for dilution upon conversion. Further, looking forward, those agreements additionally corresponded to a reduction in the Company's continuing costs of sales (due to a reduction of royalties payable), legal expenses (by amending the Company's agreement with its patent counsel to a straight contingency arrangement), and interest expense (by eliminating debt due to YA Global); which amounts corresponded to about $5.9 million and $3.5 million of the Company's expenses during the years ended December 31, 2014 and December 31, 2015, respectively.

Our financial performance for 2016 and beyond can be expected to be most significantly impacted by the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the costs incurred in our ongoing litigation for infringement of our patents. In addition, future results may be improved by the significant interest in our engineering and other services in connection with the design, construction, integration and modification of corn oil extraction systems and other new systems for existing and prospective licensees. We expect that these activities will contribute to revenue during 2016.

We additionally expect to continue to incur substantial costs in connection with our ongoing litigation for infringement of our patented corn oil extraction technologies. While these costs decreased during 2015 and are expected to continue through 2016 in advance of trial. These expenses may delay or otherwise adversely affect our ability to achieve our profitability and debt reduction goals. We hope to eventually eliminate our litigation expense, but we must and will take all necessary steps to bring infringement of our patents to an end.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues for the year ended December 31, 2015, were $9.5 million as compared to $12.8 million generated during the year ended December 31, 2014. The decrease in revenue during 2015 as compared to 2014 was due to a decrease in event-driven engineering services revenue, the amount of corn oil produced and royalties paid by our licensees, and commodity price fluctuation. Revenue in future periods will remain subject to variance in connection with a number of factors, including the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the year ended December 31, 2015, decreased to $3.2 million from about $4.6 million during 2014. We generated $6.3 million in gross profit for the year ended December 31, 2015, as compared to $8.2 million for the year ended December 31, 2014. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the years ended December 31, 2015, and December 31, 2014, were about $6.5 million and $7.4 million, respectively. Operating expenses during 2015 included $5.0 million in professional fees, of which about $3.0 million was accrued and not paid during the year, as well as about $359,000 in research and development costs. By contrast, operating expenses during 2014 included about $3.2 million in professional fees, of which about $1.0 million was accrued and not paid during the year, as well as about $729,000 in research and development costs. Our legal costs during 2015 were incurred primarily in connection with our ongoing litigation for patent infringement. We produced about $298,000 in operating loss during 2015 as compared to about $768,000 operating income in 2014.

Other income for the year ended December 31, 2015, was about $16.2 million, while other income for the year ended December 31, 2014 was $180,000. We realized a debt extinguishment gain of about $22.1 million in 2015 that was offset by about $5.2 million in interest expense and about $1 million in indemnification expenses. These amounts compared to a debt extinguishment gain of about $2.7 million that was offset by about $2.2 million in interest expense and $745,000 in other expense during 2014. Net income for the years ended December 31, 2015, and December 31, 2014, was about $15.8 million and about $941,000, respectively.

DERIVATIVES

We accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss will usually be material to our results. The principal amount on our convertible debentures was $8.8 million as of December 31, 2015, and the unamortized note discount was $4.5 million. For the year ended December 31, 2015, a gain for the change in fair value of the derivative of about $1 million was recognized for these debentures.  The total derivative liability as of December 31, 2015, was $7,148,016.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity during 2015 was cash produced by our operations. During the year ended December 31, 2015, we produced about $2.4 million in cash from our operating activities, and used about $271,000 in our investing activities, as well as about $796,000 in our financing activities, primarily to repay debt to YA Global Investments, L.P. ("YA Global"). During the year ended December 31, 2014, we produced about $2.7 million in net cash in our operating activities and we used about $6.0 million in net cash in our financing activities, which was also mostly used to repay debt to YA Global. Our cash balances at December 31, 2015, and December 31, 2014, were about $1.9 million and $590,000, respectively. The Company had a working capital deficit of about $11.4 million at December 31, 2015, all of which was attributable to current obligations convertible into Company common stock, including application of discounts and the associated derivative liabilities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GreenShift Corporation

We have audited the accompanying balance sheets of GreenShift Corporation as of December 31, 2015 and 2014, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2015. GreenShift's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenShift Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in Note 2 to the financial statements, the Company has incurred operating losses, and current liabilities exceeded current assets by approximately $11.4 million as of December 31, 2015. In addition, the Company has guaranteed significant debt of its parent company. These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 3 to the financial statements, the Company adopted a policy for accounting for its embedded derivative instruments in accordance with ASC 815, Derivatives and Hedging, to conform to the accounting basis utilized for such instruments by its parent company. The financial statements have been retrospectively adjusted to reflect this accounting change. Our opinion is not modified with respect to that matter.
As discussed in Note 18 to the financial statements, certain errors resulting in understatement of amounts previously reported for interest expense and additional paid-in capital as of and for the year ended December 31, 2014, were discovered by management of the Company during the current year. Accordingly, amounts reported for these items have been restated in the 2014 financial statements now presented, and an adjustment has been made to retained deficit as of December 31, 2014, to correct the error. Our opinion is not modified with respect to that matter.

/s/ Rosenberg Rich Baker Berman & Company
Somerset, New Jersey
April 21, 2016

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015

	12/31/2015	(Restated) 12/31/2014
ASSETS

Current Assets:
Cash	$1,877,991	$587,021
Accounts receivable, net of doubtful accounts	309,196	647,257
Deposits, current	400,000	--
Inventories, net	455,000	691,896
Due from affiliates	271,264	--
Loans receivable	160,500	--
Prepaid expenses and other current assets	19,919	64,678
Total current assets	3,493,870	1,990,852

Other Assets:
Intangible assets, net	17,977	21,179
Minority investment in subsidiary	3,360,355	--
Costs in excess of billings	9,107	--
Deposits	69,730	69,730
Total other assets	3,457,169	90,909

TOTAL ASSETS	6,951,039	2,081,761

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	1,103,936	7,194,854
Accrued expenses	464,925	6,610,696
Accrued expenses – deferred employee compensation	510,243	518,043
Income tax payable	151,020	4,543
Accrued interest	695,935	6,734,434
Accrued interest – related party	371,238	273,317
Billings in excess of costs	--	32,365
Notes payable	--	1,367,045
Current portion of convertible debentures, net	2,366,426	13,759,198
Current portion of convertible debentures, net– related party	1,977,270	2,481,185
Derivative liabilities	7,148,016	1,402,994
Amounts due to minority shareholders	158,284	545,842
Total current liabilities	14,947,293	40,924,515

Long term Liabilities:
Liability for preferred stock – related party	--	698,048
Convertible debentures	400,586	175,000
Total long term liabilities	400,586	873,048

Total Liabilities	15,347,879	41,797,563

Commitments and Contingencies

Stockholders' Equity (Deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectively	2,481	2,481
Series D: 0 and 855,101 shares issued and outstanding, respectively	--	855
Series G: 800,000 and 0 shares issued and outstanding, respectively	800	--
Common stock: $0.0001 par value, 2,500,000,000 authorized; 117,683,309 and 12,270,834 shares issued and outstanding, respectively	11,801	1,227
Additional paid in capital	137,975,673	122,475,526
Accumulated deficit	(146,387,595)	(162,195,891)
Total stockholders' equity (deficit)	(8,396,840)	(39,715,802)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,951,039	$2,081,761

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Year Ended
	12/31/2015	(Restated) 12/31/2014

Revenue	$9,466,988	$12,761,326

Cost of goods sold	2,940,418	4,589,576
Loss on inventory valuation	236,896	--
Gross profit	6,289,674	8,171,750

Operating expenses:
Sales, general and administrative expenses	6,183,890	6,675,051
Research and development	358,939	728,337
Bad debt expense (recovery)	41,000	--
Total operating expenses	6,583,829	7,403,388

Income (loss) from operations	(294,155)	768,362

Other Income (Expense):
Gain on extinguishment of debt	22,113,998	2,725,028
Other expense	(1,038,101)	(745,000)
Miscellaneous income	14,729	13,320
Equity loss from investee	(643,320)	--
Change in fair value of derivative instruments	1,244,918	503,508
Change in fair value of derivative instruments – affiliate	(204,444)	63,178
Interest expense - affiliate	(145,656)	(157,506)
Interest expense	(5,093,194)	(2,222,951)
Total other income (expense), net	16,248,928	179,578

Income before provision for income taxes	15,954,773	947,941

Provision for income taxes	(146,477)	(6,848)
Income from continuing operations	15,808,296	941,093

Net income	$15,808,296	$941,093

Weighted average common shares outstanding, basic	31,105,585	800,926
Weighted average common shares outstanding, diluted	9,909,499,969	87,251,480

Earnings per Share - Basic:
Income from continuing operations	$0.51	$1.18
Net income per share – basic	$0.51	$1.18

Earnings per Share - Diluted:
Income from continuing operations	$0.00	$0.02
Net income per share – diluted	$0.00	$0.02

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014 (RESTATED)

	Series B Preferred		Series D Preferred		Series G Preferred
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	2,480,544	$2,481	862,262	$862	--	--

Stock issued upon conversion of debentures	--	--	--	--	--	--
Conversion of Series D preferred stock to common	--	--	(7,161)	(7)	--	--
Change in conversion liabilities due to conversion of debt	--	--	--	--	--	--
Net income (loss)	--	--	--	--	--	--
Balance at December 31, 2014 (Restated)	2,480,544	$2,481	855,101	$855	--	--

Stock issued upon conversion of debentures	--	--	--	--	--	--
Cancellation of Series D conversion to common			7,161	7	--	--
Exchange of Series D for Series G preferred stock	--	--	(862,262)	(862)	800,000	800
Stock issued for repayment of accounts payable	--	--	--	--	--	--
Change in conversion liabilities due to conversion of debt	--	--	--	--	--	--
Investment in joint venture	--	--	--	--	--	--
Forgiveness of affiliate debt	--	--	--	--	--	--
Net income (loss)	--	--	--	--	--	--
Balance at December 31, 2015	2,480,544	$2,481	--	--	800,000	800

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014 (RESTATED)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2013	93,190	$9	$120,409,402	$(163,136,984)	$(42,724,230)

Stock issued upon conversion of debentures	2,177,643	218	956,206	--	956,425
Conversion of Series D preferred stock to common	10,000,000	1,000	(993)	--	--
Recognition of intrinsic value of beneficial conversion feature	--	--	1,035,780	--	1,035,780
Change in conversion liabilities due to conversion of debt	--	--	75,131	--	75,131
Net income	--	--	--	941,093	941,093
Balance at December 31, 2014 (Restated)	12,270,833	$1,227	$122,475,526	$(162,195,891)	$(39,715,802)

Stock issued upon conversion of debentures	105,971,936	10,600	334,368	--	344,968
Cancellation of Series D preferred stock conversion to common	(10,000,000)	(1,000)	993	--	--
Exchange of Series D for Series G preferred stock	--	--	2,500,062	--	2,500,000
Stock issued for repayment of accounts payable	9,440,539	974	4,690		5,664
Recognition of intrinsic value of beneficial conversion feature	--	--	1,737,909	--	1,737,909
Change in derivative liabilities due to conversion of debt	--	--	30,963	--	30,963
Investment in joint venture	--	--	4,000,000		4,000,000
Forgiveness of affiliate debt	--	--	6,891,162	--	6,891,162
Net income	--	--	--	15,808,296	15,808,296
Balance at December 31, 2015	117,683,309	$11,801	$137,975,673	$(146,387,595)	$(8,396,840)

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014

	Year Ended
	12/31/2015	(Restated) 12/31/2014
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$15,808,296	941,093

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangibles	3,202	3,202
Gain on extinguishment of debt	(22,113,998)	(2,725,028)
Interest from derivative conversion features	2,484,632	--
Recognition of intrinsic value of beneficial conversion feature	1,737,909	1,035,780
Change in fair value of derivatives	(1,040,475)	(566,686)
Expenses incurred by issuance of debentures	5,244	--
Equity losses from investee	643,320	--
Loss on inventory valuation	236,896	--
Bad debt expense	41,000	--

Changes in operating assets and liabilities:
Accounts receivable	297,061	526,233
Prepaid expenses	44,758	(21,477)
Deposits	(400,000)	453,637
Loan receivable	(160,500)	--
Costs in excess of earnings	(41,472)	32,365
Deferred revenue	--	(70,000)
Accrued interest	865,410	1,177,440
Accrued interest – related party	111,656	157,506
Income tax payable	150,000	--
Accounts payable and accrued expenses	3,685,473	1,736,144
Net cash provided by operating activities	2, 358,412	2,680,209

CASH FLOW FROM INVESTING ACTIVITIES
Loans to affiliates	(271,074)	--
Net cash provided by investing activities	(271,074)	--

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from investment by parent company	2,500,000	--
Repayments on convertible debentures	(3,296,369)	(5,929,500)
Repayment of convertible debentures – related party	--	(60,000)
Net cash used in financing activities	(796,369)	(5,989,500)

Net increase (decrease) in cash	1,290,970	(3,309,291)
Cash at beginning of period	587,021	3,896,312
Cash at end of period	$1,877,991	$587,021

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

REFERENCES TO THE COMPANY

References to "we," "our," "us," "GreenShift" or the "Company" in the consolidated financial statements and in these notes to the consolidated financial statements refer to GreenShift Corporation, a Delaware corporation, and its subsidiaries.

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and entities which we control. All significant intercompany balances and transactions have been eliminated on a consolidated basis for reporting purposes.

DESCRIPTION OF THE BUSINESS

We develop and commercialize clean technologies that facilitate the more efficient use of natural resources. We are focused on doing so today in the U.S. and international ethanol industry, where we innovate and offer technologies that improve the profitability of licensed ethanol producers. We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. During the year ended December 31, 2015 four customers each provided over 10% of our revenue and 67% of total revenue in the aggregate; during the year ended December 31, 2014, two customers each provided over 10% of our revenue and 46% of total revenue in the aggregate (see Note 3, Significant Accounting Policies for Revenue Recognition policies).

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

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718), Accounting for Share-Based Payments. The amendments in ASU 2014-12 to Topic 718, provides guidance on accounting for a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period as a performance condition under Accounting Standards Codification (ASC) 718, Compensation - Stock Compensation. The target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The Company is currently evaluating the possible impact of ASU 2014-12, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.  Under this amendment, management is now required to determine every interim and annual period whether conditions or events exist that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued. If management indicates that it is probable the entity will not be able to meet its obligations as they become due within the assessment period, then management must evaluate whether it is probable that plans to mitigate those factors will alleviate that substantial doubt. The Company is currently evaluating the possible impact of ASU 2014-15, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

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

In July 2015, the FASB issued ASU-2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments of ASU NO. 2015-11 were issued in an effort to change the measurement principle for inventory from the lower of cost or market to lower of cost and the net realizable value. The guidance in ASU NO. 2015-11 is effective for periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the possible impact of ASU 2015-11, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a loss from operations of $294,155 for the year ended December 31, 2015. As of December 31, 2015, the Company had $1.9 million in cash, and current liabilities exceeded current assets by about $11.5 million, which included derivative liabilities of $7.1 million and $8.8 million in convertible debentures, or $4.3 million net of a $4.5 million note discount, for a total of about $11.5 million. None of these items are required to be serviced out of the Company's regular cash flows.

The $2.5 million paid by the Company's parent, Bitzio, Inc. ("Bitzio"), to the Company was drawn from a loan of $2.9 million made to Bitzio by TCA Global Credit Master Fund, LP ("TCA"). The loan was made on December 31, 2015, pursuant to a Senior Secured Revolving Credit Facility Agreement (the "Credit Agreement"), under which TCA may lend to Bitzio up to $5.0 million. The Company and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement dated December 31, 2015, in favor of TCA. In the Guaranty Agreement, the Company and each of its subsidiaries guaranteed payment of all amounts due to TCA under the Credit Agreement. By separate agreements, the Company and each subsidiary pledged all of its assets to secure the guaranty to TCA.

These matters raise substantial doubt about the Company's ability to continue as a going concern. Our ability to satisfy our obligations will depend on our success in obtaining financing, our success in preserving current revenue sources and developing new revenue sources, and our success in negotiating with the creditors. Management's plans to resolve the Company's working capital deficit by increasing revenue, reducing debt and exploring new financing options. There can be no assurances that the Company will be able to eliminate its working capital deficit and that the Company's historical operating losses will not recur. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

All significant intercompany balances and transactions were eliminated in consolidation. The financial statements for the periods ended December 31, 2015 and 2014 have been consolidated to include the accounts of the Company and its subsidiaries.

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

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. The Company recognizes revenue from licensing of the Company's corn oil extraction technologies when corn oil sales occur. Licensing royalties are recognized as earned by calculating the royalty as a percentage of gross corn oil sales by the ethanol plants. For the purposes of assessing royalties, the sale of corn oil is deemed to occur when shipped, which is when four basic criteria have been met: (i) persuasive evidence of a customer arrangement; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured, and (iv) product delivery has occurred, which is generally upon shipment to the buyer of the corn oil. To the extent revenues are generated from the Company's licensing support services, the Company recognizes such revenues when the services are completed and billed. The Company provides process engineering services on fixed price contracts.  These services are generally provided over a short period of less than three months.  Revenue from fixed price contracts is recognized on a pro rata basis over the life of the contract as they are generally performed evenly over the contract period. The Company additionally performs under fixed-price contracts involving design, engineering, procurement, installation, and start-up of oil recovery and other production systems. Revenues and fees on these contracts are recognized using the percentage-of-completion method of accounting. During 2014 and 2015, our percentage-of-completion methods included the efforts-expended percentage-of-completion method and the cost-to-cost method. The efforts-expended method utilizes using measures such as task duration and completion. The efforts-expended approach is used in situations where it is more representative of progress on a contract than the cost-to-cost or the labor-hours method (see below). The Company also used the cost-to-cost method which is used to determine the percentage of completion of a project based on the actual costs incurred. Earnings are recognized periodically based upon our estimate of contract revenues and costs in providing the services required under the contract.  The percentage of completion method must be used in lieu of the completed contract method when all of the following are present:  reasonably reliable estimates can be made of revenue and costs; the construction contract specifies the parties' rights as to the goods, consideration to be paid and received, and the resulting terms of payment or settlement; the contract purchaser has the ability and expectation to perform all contractual duties; and the contract contractor has the same ability and expectation to perform. Under the completed contract method income is recognized only when a contract is completed or substantially completed. The asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

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

RECEIVABLES AND CREDIT CONCENTRATION

Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 90 days old are evaluated for delinquency. In addition, we consider historical bad debts and current economic trends in evaluating the allowance for bad debts. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the oldest unpaid invoices. The carrying amount of accounts receivable has been reduced by a valuation allowance that has been set up in the amount $51,000 and $10,000 as of December 31, 2015 and 2014, respectively. Management will continue to review the valuation allowance on a quarterly basis.

INVENTORIES

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company's licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at December 31, 2015 and 2014 consist of the following:

	2015	2014

Equipment inventory	$455,000	$691,896

During the year ended December 31, 2015, the Company evaluated the inventory on its books and determined that a write-down to market was necessary.  As a result, the Company wrote down inventory by $236,896 in 2015, which was expensed under cost of goods sold as a loss on inventory valuation.

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

INTANGIBLE ASSETS

The Company accounts for its intangible assets pursuant to ASC 350-20-55-24, "Intangibles – Goodwill and Other". Under ASC 350, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology. Intangibles with definite lives are subject to impairment testing in the event of certain indicators. Impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, "Earnings per Share," whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the year ended December 31, 2015 and 2014, we reported net income and accordingly included potentially dilutive instruments in the fully diluted net income per share calculation and the dilutive effect of convertible instruments were determined by application of the if-converted method.

The following is a reconciliation of weighted common shares outstanding used in the calculation of basic and diluted net income per common share:

	Year Ended 12/31/2015	Year Ended 12/31/2014

Net income	$15,808,296	$941,093
Adjustments for dilutive shares:
Interest savings	1,454,647	1,092,029
Reversal of derivative gains	(1,040,475)	(566,686)
Net income - adjusted	16,222,468	1,466,436
Weighted average shares used for basic net income per common share	31,105,585	800,926
Incremental diluted shares	9,878,394,383	86,450,554
Weighted average shares used for diluted net income per common share	9,909,499,969	87,251,480
Net income per common share:
Basic	$0.51	$1.18
Diluted	$0.00	$0.02

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

DEFERRED REVENUE

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company's licensing support services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various clients that have been recorded as deferred revenue in the amount of $0 as of the years ended December 31, 2015 and 2014.

DEFERRED FINANCING CHARGES AND DEBT DISCOUNTS

Costs incurred with parties who are providing the actual long-term financing, which generally include the value of warrants or the fair value of an embedded derivative conversion feature are reflected as a debt discount. These discounts are amortized over the life of the related debt.

DERIVATIVE FINANCIAL INSTRUMENTS

Certain of the Company's debt and equity instruments include embedded derivatives that require bifurcation from the host contract under the provisions of ASC 815-40, Derivatives and Hedging. Under the provisions of these statements, the Company records the related derivative liabilities at fair value and records the accounting gain or loss resulting from the change in fair values at the end of each reporting period. Change in the derivatives instruments resulted in gain of $1,040,474 for the year ended December 31, 2015.

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

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1
quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2
inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3
unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

For 2014, the fair value of the embedded derivative liabilities was determined using the present value model calculating fair value based on the conversion discount as well as the present value based on term and bond rate. During the year ended December 31, 2015 the following assumptions were used: (1) conversion discounts of 10% to 50%; (2) term of less than one year to 8 years and (3) bond rate of 10%.

For 2015, the fair value of most embedded derivative liabilities was determined using the present value model calculating fair value based on the conversion discount as well as the present value based on term and bond rate. During the year ended December 31, 2015 the following assumptions were used: (1) conversion discounts of 10%; (2) term of less than one year to 7 years and (3) bond rate of 10%. The Company also used the Black Scholes methodology with a weighted probability calculation for conversion features with a reset provision utilizing the following assumptions: (1) conversion discounts of 40% to 50%; (2) term of two years; (3) the US Treasury rate for two year maturities and (4) 296% volatility. At December 31, 2015, the Company valued the conversion features using the following assumptions: dividend yield of zero, years to maturity of 2.0 years, Discount rate of 0.14 percent, and annualized volatility of 296%.

During the years ended December 31, 2014 and 2015, the change in the fair value of the derivative resulted in an accounting gain of $566,686 and $1,040,474, respectively. As of December 31, 2015, the fair value of the derivative liabilities was $7,148,016.

Fluctuations in the conversion discount percentage and/or volatility have the greatest effect on the value of the derivative liabilities valuations during each reporting period. As the conversion discount percentage increases for each of the related conversion liabilities instruments, the change in the value of the conversion liabilities increases, therefore increasing the liabilities on the Company's balance sheet. The higher the conversion discount percentage, the higher the liability. A 10% change in the conversion discount percentage would result in more than a $2,088,439 change in our Level 3 fair value.

The following table presents the embedded derivatives, the Company's only financial assets measured and recorded at fair value on the Company's Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the year ended December 31, 2015:

Embedded derivative liabilities as of December 31, 2015
Level 1	$--
Level 2	--
Level 3	7,148,016
Total	$7,148,016

The following table reconciles, for the period ended December 31, 2015, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative as of December 31, 2013	$2,646,118
Present value of beneficial conversion features of new debentures	142,800
Accretion adjustments to fair value – beneficial conversion features	59,091
Reductions in fair value due to repayments/redemptions	(768,578)
Gain on extinguishment related to conversion features	(400,804)
Reductions in fair value due to principal conversions	(75,131)
Balance of embedded derivatives at December 31, 2014	1,603,496
Present value of beneficial conversion features of new debentures	7,781,439
Accretion adjustments to fair value – beneficial conversion features	55,160
Reductions in fair value due to repayments/redemptions	(1,892,441)
Gain on extinguishment related to conversion features	(368,674)
Reductions in fair value due to principal conversions	(30,964)
Balance at December 31, 2015	$7,148,016

We accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a note discount and derivative liability for the calculated value. We recognize interest expense for the excess value over the face value of the debt and for the accretion of the note discount over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss will usually be material to our results.

The Company has retrospectively adjusted its financial statements for the year ended December 31, 2014, to reflect a change in accounting principle in order to conform to Bitzio's accounting methodology on their consolidated financial statements. The Company has accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The table below summarizes the impact of the change described above on financial information previously reported on the Company's Forms 10-K for the period ended December 31, 2014:

	Original	Adjustments	As Adjusted
Balance Sheet for Year Ended 12/31/14:

Current portion of debentures, net	$15,062,191	$(1,302,994)	$13,759,198
Current portion of debentures, net, related parties	2,581,185	(100,000)	2,481,185
Derivative liabilities	--	1,402,994	1,402,994

Income Statement for Year Ended 12/31/14:

Change in conversion liabilities	503,508	(503,508)	--
Change in conversion liabilities, related parties	63,178	(63,178)	--
Change in fair value of derivative	--	503,508	503,508
Change in fair value of derivative, related parties	--	63,178	63,178

Cash Flow for Year Ended 12/31/14:

Change in conversion liabilities	(566,686)	566,686	--
Change in fair value of derivative	--	(566,686)	(566,686)

STOCK BASED COMPENSATION

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock is measured on the date of stock issuance or the date an option/warrant is granted as appropriate under ASC 718 "Compensation – Stock Compensation". The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective July 1, 2006, the Company adopted the provisions of ASC 718, which establishes accounting for equity instruments exchanged for employee services. Under the provisions ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

NOTE 4	CONCENTRATIONS

The Company maintains cash balances with financial institutions that at times may exceed the limits insured by the Federal Deposit Insurance Corporation. Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Four customer balances each exceeded 10% of accounts receivable; one customer's revenue represented 58% of total revenue.

NOTE 5	STOCKHOLDERS' EQUITY

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into 0.025 shares of common stock. Holders of Series B Shares are entitled to vote and participate in dividends on an as-converted basis. At December 31, 2015 and 2014, there were 2,480,544 shares of Series B Preferred Stock issued and outstanding.

SERIES D PREFERRED STOCK

Shares of the Series D Preferred Stock (the "Series D Shares") were convertible by the holder into Company common stock. The conversion ratio was such that the full 1,000,000 Series D Shares originally issued could convert into Company common shares representing 80% of the fully diluted outstanding common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). The holder of Series D Shares could cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series D Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declared a dividend payable to Company common shareholders, the holders of Series D Shares will receive the dividend that would be payable if the Series D Shares were converted into Company common shares prior to the dividend. In the event of a liquidation of the Company, the holders of Series D Shares would receive a preferential distribution of $0.001 per share, and would share in the distribution as if the Series D Shares had been converted into common shares. The Company issued 800,000 Series D Shares to Viridis Capital LLC ("Viridis"), and 62,500 Series D Shares to Minority Interest Fund (II) LLC ("MIF"). While the Company additionally entered into an agreement on September 30, 2011, to issue an additional 124,875 Series D Shares to Acutus Capital LLC ("AC") in exchange for the elimination of debt, the associated shares were never issued. On December 31, 2015, MIF and AC assigned their respective beneficial ownership interests in the Series D Shares to EXO Opportunity Fund LLC ("EXO"). EXO, in turn, assigned the corresponding beneficial interests to Bitzio, Inc. ("Bitzio") in exchange for 200,000 shares of Bitzio Series E Preferred Stock. On the same date, FLUX Carbon Corporation, an entity owned by Kevin Kreisler, the Company's chairman, transferred its ownership interest in Viridis to Bitzio, Inc. ("Bitzio"). As a result of the foregoing transactions, on December 31, 2015, Bitzio was the beneficial owner of 862,500 Series D Shares, as well as AC's 2011 contractual right to receive an additional 124,875 Series D Shares, all of which was exchanged for 700,000 shares of the Company's Series G Preferred Stock. In connection with the foregoing transactions, the Company filed a Certificate of Elimination of the Series D Preferred Stock.

SERIES F PREFERRED STOCK

Effective January 1, 2010, GS CleanTech Corporation, a wholly-owned subsidiary of the Company, executed an Amended and Restated Technology Acquisition Agreement ("TAA") with Cantrell Winsness Technologies, LLC ("CWT"), David F. Cantrell, David Winsness, Gregory P. Barlage and John W. Davis (the "Sellers") pursuant to which the parties amended and restated the method of calculating the purchase price for the Company's corn oil extraction technology (the "Technology"). The TAA provides for the payment by the Company of royalties in connection with the Company's corn oil extraction technologies, the reduction of those royalties as the Sellers receive payment, and a mechanism for conversion of accrued or prepaid royalties into Company common stock. To achieve this latter mechanism, the Company agreed to issue to the Sellers a one-time prepayment in the form of 1,000,000 shares of redeemable Series F Preferred Stock with a face value of $10 per preferred share. The Series F preferred shares are redeemable at face value and a rate equal to the amount royalties paid or prepaid under the TAA. In addition, the Sellers have the right to convert the Series F preferred shares to pay or prepay royalties at a rate equal to the cash proceeds received by the Sellers upon sale of the common shares issued upon conversion Series F preferred shares. The TAA provides for the payment to the Sellers of an initial royalty fee equal to the lesser of $0.10 per gallon or a percentage of net cash flows, both of which are reduced ratably to $0.025 per gallon upon payment, prepayment or conversion as described above. The Company's obligations under the TAA are guaranteed by Viridis, which guarantee was subordinated by the Sellers to the rights of YA Global under its guaranty agreement with Viridis (see Note 11, Guaranty Agreements, below). The Company accounted for the Series F preferred shares in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible Series F preferred shares could result in the preferred shares being converted to a variable number of the Company's common shares.  The Company determined the value of the Series F preferred shares at the grant date to be $925,926 which represented the estimated value of the preferred shares based on common shares into which they could be converted at the grant date, which included the present value of the conversion feature, which was determined to be $428,381. During the year ended December 31, 2014, the Company recognized a reduction in conversion liability at present value of $120,626 for royalties paid under the agreement, and recorded an expense of $54,417 for the accretion to fair value at December 31, 2014. The liability for the conversion feature was settled at year-end (see below).

On December 31, 2015, CWT and the Company entered into an amended agreement pursuant to which CWT agreed to accept 20% of the Company's net cash receipts deriving from use of the Technology, after payment of all litigation costs and expenses (including attorneys' fees and expenses) and a debenture for $400,000 (see Note 9, Debt Obligations), in exchange for all amounts accrued under the TAA and CWT's interest in the Series F Preferred Stock. No royalty amount shall accrue or be due and payable under the amended agreement until the earlier to occur of the date on which all such litigation costs and expenses have been paid on a current basis, the date on which the Company has successfully appealed the October 2014 ruling in the Company's pending infringement litigation, and all applicable appeal periods in connection therewith have expired, or the date on which the Company has entered into new license agreements for the Technology corresponding to an additional $1,000,000 in annualized revenue. Accordingly, the Company intends to eliminate authorization for its Series F Preferred Stock during 2016.

SERIES G PREFERRED STOCK

On December 31, 2015, GreenShift filed with the Delaware Secretary of State a Certificate of Designation of Series G Preferred Stock, designating 800,000 shares of preferred stock as Series G Preferred Stock. The Series G shares may be converted by the holder into Company common stock. The conversion ratio is such that the full 800,000 Series G shares convert into GreenShift common shares representing 80% of the fully diluted common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). The holder of Series G shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series G Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders, the holders of Series G shares will receive the dividend that would be payable if the Series G shares were converted into GreenShift common shares prior to the dividend. In the event of a liquidation of GreenShift, the holders of 800,000 Series G shares will receive a preferential distribution equal to 80% of the net assets available for distribution to the shareholders. On December 31, 2015, GreenShift issued 700,000 shares of Series G Preferred Stock to a wholly-owned subsidiary of Bitzio in exchange for 862,500 shares of GreenShift's Series D Preferred Stock, as well as the contractual right to receive an additional 124,875 Series D Shares. On the same date, Bitzio purchased an additional 100,000 Series G Shares in exchange for $2,500,000 in cash. The Series G Preferred Stock were recorded at stated value due to the fact that the transactions were between entities under common control.

ASC 480, Distinguishing Liabilities from Equity, sets forth the requirements for determination of whether a financial instrument contains an embedded derivative that must be bifurcated from the host contract, therefore the Company evaluated whether the conversion feature for Series G Preferred Stock would require such treatment; one of the exceptions to bifurcation of the embedded conversion feature is that the conversion feature as a standalone instrument would be classified in stockholders' equity. Management has determined that the conversion option would not be classified as a liability as a standalone instrument, therefore it meets the exception for bifurcation of the embedded derivative under ASC 815, Derivatives and Hedging. ASC 815 addresses whether an instrument that is not under the scope of ASC 480 would be classified as liability or equity; one of the factors that would require liability classification is if the Company does not have sufficient authorized shares to effect the conversion. If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company. The majority of the Company's outstanding shares of Series G Preferred Stock are owned by Bitzio, Inc. The majority shareholder of Bitzio, Inc., is FLUX Carbon Corporation ("FCC"), an entity owned by Kevin Kreisler, the chairman of the Company. If all the Series G shares held by Bitzio were converted and exceeded the number of authorized common shares, there would be no contingent factors or events that a third party could bring up that would prevent Mr. Kreisler from causing the Company to authorize the additional shares. There would be no need to go to anyone outside the Company for approval since Mr. Kreisler, through FCC, controls the Company's majority shareholder. As a result, the share settlement is controlled by the Company and with ASC 815. The Company assessed all other factors in ASC 815 to determine how the conversion feature would be classified. The only conditions under which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

STOCK OPTIONS

The Company accounts for stock and stock options issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the options issued under the Black-Scholes Pricing Model. The Company has adopted the provisions of ASC 718, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).  Activity under the plan and issuances of options and/or warrants for the years ended December 31, 2015 and 2014 is as follows:

	Number of Shares	Wt. Avg. Exercise Price
Outstanding at December 31, 2013	21,000	$20.00
Granted at fair value	--	--
Forfeited	(14,000)	20.00
Expired	--	--
Outstanding at December 31, 2014	7,000	20.00

Granted at fair value	--	--
Forfeited	--	--
Expired	--	--
Outstanding at December 31, 2015	7,000	$20.00

The weighted average remaining life of the outstanding options at December 31, 2015, all of which are exercisable, is 0.25 years.

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

During the years ended December 31, 2015 and 2014, the Company issued a total of 105,963,349 shares and 2,177,543 shares of common stock, respectively, upon conversion in period of $337,291 and $956,425, respectively, of principal and accrued interest due pursuant to the Company's various convertible debentures (see Note 9, Debt Obligations, below).

NOTE 6	DEPOSITS

The Company has total deposits in the amount of $469,730 and $69,730, respectively as of December 31, 2015 and 2014.  For the year ended December 31, 2015, of this amount $400,000 has been classified under current assets. This amount will be used to settle an additional $2,939,300 in principal and interest due from GreenShift to various assignees of YAGI ("YAGI Assignees") during the first quarter of 2016 as the YAGI Assignees had until March 31, 2016 to accept the relevant settlement terms. (See Note 19, Subsequent Events).

NOTE 7	GOODWILL AND INTANGIBLE ASSETS

The Company accounts for its intangible assets pursuant to ASC 350-20-55-24, "Intangibles – Goodwill and Other". Under ASC 350, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology. Intangibles with definite lives are subject to impairment testing in the event of certain indicators. Impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

The Company's intangible assets at December 31, 2015 and 2014, respectively, include the following:

	2015	2014
License fees	$150,000	$150,000
Patent	50,000	50,000
Website	45,076	45,076
Accumulated amortization	(227,099)	(223,897)
Intangible assets, net	$17,977	$21,179

Amortization of intangible assets was $3,202 and $3,202 for the twelve months ended December 31, 2015 and 2014 respectively. Estimated amortization expense for future years is as follows:

2016	$3,202
2017	3,202
2018	3,202
2019	3,202
2020	3,202
Thereafter	1,967
Total	$17,977

NOTE 8	PROPERTY AND EQUIPMENT

Property, plant and equipment consisted of the following:

	2015	2014
Furniture and fixtures	$9,311	$9,311
Machinery and equipment	9,855	9,855
Computer equipment	35,584	35,584
Processing equipment	--	--
Sub-total	54,750	54,750
Less accumulated depreciation	(54,750)	(54,750)
Total	$--	$--

The property, plant and equipment has been fully depreciated.

NOTE 9	DEBT OBLIGATIONS

The following is a summary of the Company's financing arrangements as of December 31, 2015 and 2014:

	2015	2014
Current portion of long term debt:
Mortgages and other term notes	$--	$21,743
Current portion of notes payable	--	1,345,302
Total current portion of long term debt	$--	$1,367,045

Current portion of convertible debentures:
YA Global Investments, L.P., 6% interest, conversion at 90% of market	$--	$12,280,612
Better Half Bloodstock, Inc., 0% interest, conversion at 90% of market	50,000	50,000
Circle Strategic Allocation Fund, LP, 6% interest, conversion at 90% of market	--	41,061
Dakota Capital, 6% interest, conversion at 90% of market	549,723	718,839
EFG Bank, 6% interest, conversion at 90% of market	117,948	119,839
Empire Equity, 6% interest, conversion at 90% of market	113,768	121,913
Epelbaum Revocable Trust, 6% interest, conversion at 90% of market	91,252	92,716
EXO Opportunity Fund, LLC, 6% interest, conversion at 90% of market	4,500,000	--
Highland Capital, 6% interest, conversion at 90% of market	--	79,265
JMC Holdings, LP, 6% interest, conversion at 90% of market	140,380	142,631
Dr. Michael Kesselbrenner, 6% interest, conversions at 90% of market	--	11,669
MayDavis, 6% interest, conversion at 90% of market	--	54,218
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	2,399	2,437
Morano, LLC, 6% interest, no conversion discount	--	33,320
Susan Schneider, 6% interest, conversions at 90% of market	10,510	10,678
Mountainville Ltd., 6% interest, conversions at 90% of market	1,190,446	--
TRK Management LLC, 6% interest, no conversion discount	100,000	--
Cantrell Winsness Technologies, LLC, 2% interest, conversion $.001 per share	400,000	--
Minority Interest Fund (II), LLC, 6% interest, conversion at 90% of market	1,517,830	2,273,768
Viridis Capital, LLC, 6% interest, conversion at 50% of market	--	100,000
Related Party Debenture, 6% interest, no conversion discount	59,440	107,417
Note discount	(4,500,000)	--
Derivative liabilities	7,148,016	1,402,994
Total current portion of convertible debentures	$11,491,712	$17,643,376

Long term convertible debentures:
Gerova Asset Backed Holdings, LP, 2% interest, no conversion discount	$175,000	$175,000
Long Side Ventures, 6% interest, conversion at 90% of market	225,586	--
Total long term convertible debentures	$400,586	$175,000

A total of $8,844,282 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements as of December 31, 2015 and the Company's ability to meet such obligations:

Year	Amount
2016	$3,918,696
2017	4,625,000
2018	700,586
2019	--
2020	--
Thereafter	--
Total minimum payments due under current and long term obligations	$9,244,282

YA GLOBAL INVESTMENTS, L.P.

On December 31, 2015, YA Global Investments, LP ("YA Global") and GreenShift entered into a Settlement Agreement pursuant to which YAGI split its outstanding debt into two debentures, a $14,196,897 debenture and a $5,000,000 debenture; and then accepted, in satisfaction of $14,196,897 of principal and interest accrued on debentures previously issued by GreenShift, a cash payment of $2,000,000, and the execution of a participation agreement by GreenShift and its affiliates.  The $5 million debenture was assigned to EXO Opportunity Fund LLC ("EXO") on the same date. The participation agreement provides that, for an indefinite term, GreenShift and its subsidiaries will pay to YA Global an amount equal to 15% of all payments received by the Company from any new licensees issued in connection with its intellectual properties, including any amounts awarded in the Company's pending and future infringement matters, net of any legal fees and expenses incurred in obtaining the settlement or award. The balance due to YA Global, including all convertible debt, was paid and satisfied in full as a result of the foregoing transactions.

On the same date, GreenShift deposited $400,000 in cash into escrow in anticipation of settling an additional $2,939,000 in principal and interest due from GreenShift to various assignees of YAGI ("YAGI Assignees"). The relevant agreement provided that the YAGI Assignees had until March 31, 2016, to accept their respective share of the settlement amount. All but three of the assignees, corresponding to about $25,000 in debt, accepted the settlement terms as of such date; in turn corresponding to a total of an additional $2,914,000 in debt elimination during the first quarter 2016 (see Note 19, Subsequent Events, below).

The terms of the $5 million debenture assigned to EXO and the $25,000 balance due to the YA Global assignees noted above are nearly identical. Each debenture bears interest at 6% per annum, and each holder has the right, but not the obligation, to convert any portion of the debenture into GreenShift's common stock at a rate equal to 90% of the lowest daily volume weighted average price of GreenShift's common stock during the 20 consecutive trading days immediately preceding the conversion date. The debentures mature on December 31, 2017. The debentures also contain a "buy-in" provision in regards to potential cash-settled portion of any conversion.

GreenShift accounted for the foregoing debentures in accordance with ASC 815, Derivatives and Hedging, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of GreenShift's common shares.

GreenShift determined the aggregate value of the YAGI Assignee debentures at December 31, 2014, to be $1,605,782 which represented the aggregate face value of the debentures of $1,445,266 plus the present value of the conversion feature. During the year ended December 31, 2015, GreenShift made payments against the YAGI Assignee debentures which resulted in a $25,227 reduction of the fair value of the conversion liability for the period. In addition, the value was reduced by $400,804 for conversion features eliminated upon retirement of the related debentures (see below) as well as a reduction of $16,655 due to conversions during the period. During the year ended December 31, 2015, a value of $16,655 was recognized for conversion features and accretion to fair value for new debentures assigned during the period. The carrying value of the YAGI Assignee debentures was $2,518,167 as of December 31, 2015, including principal of $2,266,426 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $251,760 as of December 31, 2015. Interest expense of $122,156 for these obligations was accrued for the year ended December 31, 2015.

The Company is prohibited under its loan agreements from issuing common shares at prices lower than those afforded to EXO in the absence of EXO's prior consent. The EXO Debenture provides for adjustments to the conversion price to the extent that the Company issues equity at a lower price in the future. As a result, in any such event, EXO would have the right to receive common shares upon conversion of the EXO Debenture at rates equal to the relevant lower rates. A note discount of $5,000,000 and a derivative liability of $7,484,632 were recorded at the time of the assignment. The Company accounted for the EXO Debenture in accordance with 815-40, Derivatives and Hedging, as the conversion feature embedded in the EXO Debenture could result in the note principal being converted to a variable number of the Company's common shares. The balance of the EXO Debenture (including the related note discount) was $4,500,000 at December 31, 2015. At December 31, 2015, the Company valued the conversion features using a Black-Scholes model with a weighted probability calculation of the conversion price reset feature and the following assumptions: dividend yield of zero, years to maturity of 2.0 years, Discount rate of 0.14 percent, and annualized volatility of 296%. During the year ended December 31, 2015, the change in the fair value of the derivative resulted in an accounting gain of $248,463. As of December 31, 2015, the fair value of the derivative liability was $6,736,169.

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC ("MIF") in an aggregate principal amount of $3,988,326 (the "MIF Debenture") and convertible debentures payable to Viridis Capital LLC in an aggregate principal amount of $518,308 (the "Viridis 2010 Debenture"). Effective October 1, 2015, MIF assigned $557,500 of its convertible debt to EXO (the "EXO Debenture"). As of December 31, 2015, MIF assigned $100,000 of its balance to TKR Management LLC. During the year ended December 31, 2014, $95,390 and $70,812 in principal was converted into common stock as of December 31, 2015 and 2014, respectively. As of December 31, 2015, the balances of the EXO, TKR, MIF and Viridis Debentures were $0, $100,000, $1,517,830, and $0, respectively.

During the year ended December 31, 2015, the Company issued a $400,000 convertible debt to Cantrell Winsness Technologies, LLC ("CWT" and the "CWT Debenture") in exchange for all amounts accrued under the technology agreement and CWT's interest in the Series F Preferred Stock. CWT shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company's common stock at $0.001 per share.  The CWT Debenture matures December 31, 2018. The balance of the CWT Debenture was $400,000 at December 31, 2015.

During the year ended December 31, 2012, the Company incurred $175,000 in convertible debt to Gerova Asset Back Holdings, LP ("Gerova" and the "Gerova Debenture"). Gerova shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company's common stock at a rate equal to 100% of the closing market price for the Company's common stock for the day preceding the conversion date.  The Gerova Debenture matures December 31, 2018. Gerova delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company's former guaranty agreement with Gerova. The balance of the Gerova Debenture was $175,000 at December 31, 2015. Interest expense of $3,500 for these obligations was accrued for the year ended December 31, 2015.

During the year ended December 31, 2013, Minority Interest Fund (II), LLC assigned $200,000 of its convertible debt to Nicholas J. Morano, LLC ("Morano" and the "Morano Debenture").  Morano shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company's common stock at 100% of the market price for the Company's common stock at the time of conversion.  During the year ended December 31, 2014, $75,746 in principal was converted into common stock.  Morano released the Company from its obligation to pay off the remaining balance on the debenture. The balance of principal and interest due under the Morano Debenture was $0 at December 31, 2015.

Effective December 31, 2015, Minority Interest Fund (II), LLC assigned $100,000 of its convertible debt to TRK Management, LLC ("TRK" and the "TRK Debenture").  TRK shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company's common stock at 100% of the market price for the Company's common stock at the time of conversion.  The balance of the TRK Debenture was $100,000 at December 31, 2015.

NOTE 10	COMMITMENTS AND CONTINGENCIES

FACILITIES

The Company's corporate headquarters are located in Alpharetta, Georgia. The Alpharetta lease is a one year term that terminated on January 31, 2016, at which time the lease was extended by another year. The monthly lease payment is $1,764.

INFRINGEMENT

On October 13, 2009, the U.S. Patent and Trademark Office ("PTO") issued U.S. Patent No. 7,601,858, titled "Method of Processing Ethanol Byproducts and Related Subsystems" (the '858 Patent) to GS CleanTech Corporation, a wholly-owned subsidiary of GreenShift Corporation. On October 27, 2009, the PTO issued U.S. Patent No. 7,608,729, titled "Method of Freeing the Bound Oil Present in Whole Stillage and Thin Stillage" (the '729 Patent) to GS CleanTech. Both the '858 Patent and the '729 Patent relate to the Company's corn oil extraction technologies. GS CleanTech Corporation, our wholly-owned subsidiary, subsequently filed legal actions in multiple jurisdictions alleging infringement by various persons and entities. Multiple additional related suits and countersuits were filed. On May 6, 2010, we submitted a "Motion to Transfer Pursuant to 28 U.S.C. § 1407 for Consolidated Pretrial Proceedings" to the United States Judicial Panel on Multidistrict Litigation (the "Panel") located in Washington, D.C. In this motion, we moved the Panel to transfer and consolidate all pending suits involving infringement of our patents to one federal court for orderly and efficient review of all pre-trial matters. On August 6, 2010, the Panel ordered the consolidation and transfer of all pending suits in the U.S. District Court, Southern District of Indiana for pretrial proceedings (the "MDL Case").In October 2014, the District Court in Indiana ruled in favor of the defendants in our pending patent infringement matter on their motions for summary judgment alleging that our corn oil extraction patents were invalid, including US Pat. Nos. 7,601,858 and 8,168,037. The summary judgment ruling was not final and there are additional issues in the MDL Case that can be expected to be resolved this year. We disagree with the court's ruling and intend to mount a vigorous appeal at the appropriate time.

OTHER MATTERS

The Company is party to an action entitled Max v. GS AgriFuels Corp., et al. in the Supreme Court, New York County, in which the plaintiffs are asserting claims to money damages against the Company and other defendants, arising from a series of Share Purchase Agreements dated March 6, 2007, under which the individual plaintiffs sold their shares in Sustainable Systems, Inc., to GS AgriFuels Corporation, a former subsidiary of the Company. In their Amended Complaint, plaintiffs asserted claims for breach of contract, fraud and negligent misrepresentation, and sought money damages in the amount of $6 million. On March 19, 2013, the Court granted in part the defendants' motion to dismiss the Amended Complaint, and dismissed all but the breach of contract claims asserted against the Company and certain other corporate defendants.  On April 1, 2015, the Company entered into a settlement agreement pursuant to which the plaintiff s are to receive $25,000 in cash and a convertible debenture in the amount of $300,000. In the event that the plaintiffs have not converted the debenture in full at the expiration of three years, the plaintiffs may request the remaining amount be paid in full at that time.  While the settlement agreement has not yet been implemented by the payment of the specified cash and the issuance of the specified debenture, the action has been marked "disposed" by the court.

On September 10, 2012, Long Side Ventures commenced an action entitled Long Side Ventures and Sunny Isles Ventures, LLC, LLC v. GreenShift et. al., in the United States District Court for the Southern District of New York, alleging breach of contract and other causes of action for which the plaintiff seeks damages of about $250,000 plus costs.  On February 24, 2015, the Company entered into a settlement agreement pursuant to which the plaintiff is to receive $150,000 in cash and securities in the amount of $250,000. The Company accrued the entire $400,000 judgment on its books as of the year ended December 31, 2014. During the six months ended June 30, 2014, the Company issued a debenture to Long Side Ventures in the amount of $250,000 (see Note 9, Debt Obligations, above).  The Company has already paid the $150,000 due in cash under the settlement agreement.  Nevertheless, there is a current dispute with the plaintiffs as to whether the Company and the other defendants have performed their obligations under the settlement agreement, and whether the plaintiffs have the right to declare a default under the settlement agreement.  The Company has taken the position that it has fully performed and intends to vigorously contest any alleged default. Upon the performance of the terms of the Settlement Agreement, the Action will be dismissed against the Company and the other defendants.

On October 10, 2013, Golden Technology Management, LLC, and other plaintiffs commenced an action entitled Golden Technology Management, LLC, et al. v. NextGen Acquisition, Inc. et al. in the Supreme Court of the State of New York, County of New York, alleging breach of contract and other causes of action against the Company in connection with the acquisition of NextGen Fuel, Inc. by a former subsidiary. Plaintiffs seek damages in excess of $5,200,000 plus prejudgment interest and costs.   On December 22, 2014, the court granted summary judgment as to the former subsidiary's liability for payment of the sum of $3.2 million, plus prejudgment interest and costs. The plaintiffs' have asserted a claim for alter ego liability for that amount against the Company and the other defendants.  The litigation is proceeding and the Company intends to vigorously defend this action. At this stage of the proceedings, we cannot evaluate the likelihood of an unfavorable outcome in excess of the amounts previously accrued.

Effective as of December 31, 2015, the Company entered into a series of agreements providing for contingent participation payments involving use of the Company's extraction technologies. Collectively, these agreements resulted in an aggregate of $26,720,059 in debt extinguishment for amounts that had been due, payable and accrued as of December 31, 2015, as well as a reduction in the Company's continuing costs of sales, legal expenses and interest expense moving forward. First, the Company and YA Global Investments, L.P. ("YA Global") entered into an agreement pursuant to which the Company agreed to pay 15% of all payments received by the Company from any new licensees issued in connection with its intellectual properties, including any amounts awarded in the Company's pending and future infringement matters, net of any legal fees and expenses incurred in obtaining the settlement or award (see Note 9, Debt Obligations, above). Next, Cantor Colburn LLP ("Cantor") and the Company entered into an amended agreement pursuant to which Cantor agreed to accept 15% of any recoveries from the Company's pending patent litigation in excess of $3.6 million per year in exchange for all services rendered to date and moving forward. The Company recognized an $8,433,388 gain on extinguishment of debt upon the write-off of all accrued legal fees. The terms of the original and amended agreements include a beneficial conversion feature due to the variable nature of the number of shares that could be issued in settlement of fees under the agreement. As a result, the Company recognized and expense of $1,737,909 and $1,035,780 for the intrinsic value of the beneficial conversion feature for the years ended December 31, 2015 and 2014, respectively. Finally, CWT and the Company entered into an amended agreement pursuant to which CWT agreed to accept 20% of the Company's net cash receipts deriving from use of the Company's extraction technologies, after payment in full of all litigation costs and expenses (including attorneys' fees and expenses). Under the amended CWT agreement, no amount shall accrue or be due and payable to CWT until the earlier to occur of the date on which all such litigation costs and expenses have been paid on a current basis, the date on which the Company has successfully appealed the October 2014 summary judgment ruling in the Company's pending infringement litigation, and all applicable appeal periods in connection therewith have expired, or the date on which the Company has entered into new license agreements corresponding to an additional $1,000,000 in annualized revenue.

On December 31, 2015, Bitzio entered into a $2.9 million loan transaction with TCA Global Credit Master Fund, LP ("TCA"), pursuant to which Bitzio drew $2.5 million for use in its acquisition of 100,000 shares of the Company's Series G Preferred Stock (see Note 5, Shareholders' Equity, above).  The TCA loan was made pursuant to a Senior Secured Revolving Credit Facility Agreement (the "Credit Agreement"), under which TCA may lend to Bitzio up to $5.0 million. The Company and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement in favor of TCA on December 31, 2015. FCC, the Company, and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement dated December 31, 2015, in favor of TCA, pursuant to which the Company and its subsidiaries guaranteed payment of all amounts due to TCA under the Credit Agreement. By separate agreements, the Company and each subsidiary pledged all of its assets to secure the guaranty to TCA.

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

The Company's Articles of Incorporation provide that the Company shall indemnify its officers, directors, employees and agents to the full extent permitted by Delaware law. The Company's Bylaws include provisions to indemnify its officers and directors and other persons against expenses (including attorney's fees, judgments, fines and amounts paid for settlement) incurred in connection with actions or proceedings brought against them by reason of their serving or having served as officers, directors or in other capacities.  The Company does not, however, indemnify them in actions in which it is determined that they have not acted in good faith or have acted unlawfully. The Company is further subject to various indemnification agreements with various parties pursuant to which the Company has agreed to indemnify and hold such parties harmless from and against expenses and costs incurred (including attorney's fees, judgments, fines and amounts paid for settlement) in connection with the provision by such parties of certain financial accommodations to the Company. Such parties indemnified by the Company include YA Global Investments, L.P., YA Corn Oil Systems, LLC, Viridis Capital LLC, Minority Interest Fund (II) LLC, Acutus Capital LLC, and various family members of the Company's chairman that have provided the Company with cash investments.

Prior to December 31, 2015, Viridis was subject to guaranty and pledge agreements in favor of YA Global, pursuant to which Viridis pledged its equity in the Company and other assets to secure the Company's payment obligations under its prior agreements with YA Global. To cure various defaults of the Company's debt to YA Global in 2007, 2009 and 2010, YA Global liquidated about $1.8 million of stock owned by Viridis, the proceeds of which were applied by YA Global to the reduction of amounts due from the Company. In addition, a further requirement of YA Global to cure debt defaults in 2007 and 2008, an affiliate of Viridis agreed to eliminate about $2.2 million in debt and exchange another $800,000 in debt for restricted common shares; which shares were subject to restrictions on transfer required by YA Global. Each of the foregoing transactions triggered tax consequences and the Company's associated agreements to indemnify. During the year ended December 31, 2015, the Company incurred a total of about $1 million in other expenses related to indemnification expenses in satisfaction of its obligations under relevant agreements, which is disclosed in Other Expenses within the accompanying Statement of Operations.

NOTE 11	GUARANTY AGREEMENT

On December 31, 2015, Bitzio entered into a $2.9 million loan transaction with TCA Global Credit Master Fund, LP ("TCA"), pursuant to which Bitzio drew $2.5 million for use in its acquisition of 100,000 shares of the Company's Series G Preferred Stock (see Note 5, Shareholders' Equity, above).  The TCA loan was made pursuant to a Senior Secured Revolving Credit Facility Agreement (the "Credit Agreement"), under which TCA may lend to Bitzio up to $5.0 million. The Company and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement in favor of TCA on December 31, 2015. FCC, the Company, and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement dated December 31, 2015, in favor of TCA, pursuant to which the Company and its subsidiaries guaranteed payment of all amounts due to TCA under the Credit Agreement. By separate agreements, the Company and each subsidiary pledged all of its assets to secure the guaranty to TCA.

NOTE 12	SEGMENT INFORMATION

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

NOTE 13	MINORITY SHAREHOLDER OBLIGATIONS

The Company had accrued $204,630 as of December 31, 2011 in connection with the merger completed by a former subsidiary during 2008, and another $545,842 in connection with the conversion right of certain minority shareholders of an inactive subsidiary. A total of $387,558 of this balance was written off as of December 31, 2015, due to the tolling of the relevant statue of limitations. The balance as of December 31, 2015, was $158,284.

NOTE 14	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:

	2015	2014
Cash paid during the year for the following:
Interest	$--	$--
Income taxes	20	57,782

Supplemental schedule of non-cash investing and financing activities:
Debentures converted into common stock	333,628	909,396
Reduction in value of conversion features of convertible debt from conversions	30,963	75,131
Investment in joint venture via contribution of intellectual property	4,000,000	--
Debt discount from the recognition of the derivative liability	4,500,000	--
Forgiveness of affiliate receivable charged against paid-in capital	6,599,942	--

NOTE 15	RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC ("MIF") is party to certain convertible debentures issued by the Company (see Note 9, Debt Obligations, above). The managing member of MIF is a relative of the Company's chairman. On December 31, 2015, MIF and Acutus Capital LLC ("AC") assigned their respective beneficial ownership interests in the Series D Shares to EXO Opportunity Fund LLC ("EXO") (see Note 5, Shareholders' Equity, above). EXO, in turn, assigned the corresponding beneficial interests to Bitzo in exchange for 200,000 shares of Bitzio Series E Preferred Stock. On the same date, FLUX Carbon Corporation ("FCC"), an entity owned by Kevin Kreisler, the Company's chairman, transferred its ownership interest in Viridis Capital LLC ("Viridis") to Bitzio. As a result of the foregoing transactions, on December 31, 2015, Bitzio was the beneficial owner of 862,500 Series D Shares, as well as AC's 2011 contractual right to receive an additional 124,875 Series D Shares, all of which was exchanged for 700,000 shares of the Company's Series G Preferred Stock. The Company filed a Certificate of Elimination for its Series D Preferred Stock after completing that transfer. On December 31, 2015, Bitzio entered into a $2.9 million loan transaction with TCA Global Credit Master Fund, LP ("TCA"), pursuant to which Bitzio drew $2.5 million for use in its acquisition of 100,000 shares of the Company's Series G Preferred Stock (see Note 5, Shareholders' Equity, above). FCC, the Company, and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, executed a Guaranty Agreement in favor of TCA on December 31, 2015, pursuant to which the Company and its subsidiaries guaranteed payment of all amounts due to TCA under the Credit Agreement (see Note 11, Guaranty Agreement, above). As a result of all of the foregoing transactions, as of December 31, 2015, FCC was the beneficial owner of 80% of Bitzio's equity, and Bitzio was the beneficial owner of 80% of the Company's equity. Bitzio develops and commercializes clean technologies that facilitate the more efficient use of natural resources, and is focused on doing so primarily in three sectors: agriculture, energy and lifestyle. Kevin Kreisler, the Company's chairman and chief executive officer, was appointed to the posts of chairman and chief executive officer upon completion of the foregoing transactions.

During the year ended December 31, 2015, the Company issued a $400,000 convertible debt to Cantrell Winsness Technologies, LLC ("CWT" and the "CWT Debenture") in exchange for all amounts accrued under the TAA and CWT's interest in the Series F Preferred Stock. CWT shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company's common stock at $0.001 per share.  The CWT Debenture matures December 31, 2018. CWT delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company's Amended and Restated Technology Acquisition Agreement with CWT. The balance of the CWT Debenture was $400,000 at December 31, 2015.

During the year ended December 31, 2015, and further to the Company's stated diversification plans, the Company invested in the development of technologies and businesses that are strategically-relevant to the Company's existing operations. The Company's wholly-owned subsidiary, GS CleanTech Corporation, is the owner of 100% of the issued and outstanding membership units of Genarex LLC ("GX"), an entity that in turn holds 36.75% of the issued and outstanding membership units of Genarex FD LLC ("LLC"). LLC was formed in 2015 for the purpose of continuing the development and commercialization of an intellectual property portfolio involving production of carbon-neutral alternatives for fossil fuel derived products ("Bioproducts Portfolio"), which had previously been developed by GX in concert with various third parties. Under the associated agreements, an unaffiliated member of LLC has agreed to provide LLC up to $3 million to fund the continuing development of the Bioproducts Portfolio. As of December 31, 2015, the Company extended and had about $72,000 in receivables due from GFD, which amount has since been paid.

During 2015, the Company loaned about $30,000 to Plaid Canary Corporation ("PCC"), for use in the development of agricultural technology; about $90,000 to FLUX Carbon Mitigation Fund LLC ("FCMF"), for use in the development of energy technology and businesses; and about $92,000 to Bitzio, Inc. ("Bitzio"), for use in the development of lifestyle technology and businesses. The Company additionally incurred about $684,000 in research and development costs involving its efforts with PCC and agricultural technology. FLUX Carbon Corporation ("FCC") is the beneficial owner of an 80% equity interest in Bitzio, and of the majority of the stock of the companies which own PCC and FCMF. FCC is owned by Kevin Kreisler, our chairman and chief executive officer.

NOTE 16	INCOME TAXES

The Company adopted the provisions of ASC 740, Income Taxes. As a result of the implementation of this guidance, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, and through December 31, 2015, there were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of December 31, 2014, no interest related to uncertain tax positions had been accrued. The Company provides for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The provision for income taxes for the years ended December 31, 2015 and December 31, 2014 consisted of the following:

	2015	2014
Current provision:
Federal	$143,957	$14,367
State	2,520	--
Total current provision	146,477	14,367

Deferred provision (benefit) for tax:
Federal	--	--
State	--	--
Total deferred provision (benefit) for tax	--	--

Total provision for tax	$146,477	$6,848

The Company's total deferred tax asset and valuation allowance as of December 31, 2015 and 2014 are as follows:

	2015	2014
NOL carryforwards	(11,088,465)	$(12,227,203)

Differences in financial statement and tax accounting for:
Allowance for doubtful accounts receivable	41,000	--
Property, equipment and intangible assets	--	--
Net deferred tax asset	(11,047,465)	(12,227,203)

Less valuation allowances	(11,047,465)	12,227,203
Total deferred tax asset, net of valuation allowance	$--	$--

In assessing whether the deferred tax assets are realizable, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, Management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The increase in valuation allowance for 2015 was $41,000.

The Company had federal and state net operating tax loss carry-forwards of $32,613,132 as of December 31, 2015.  The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2023.

In 2015, the Company evaluated its tax positions for years which remain subject to examination by major tax jurisdictions, in accordance with the requirements of ASC 740 and as a result concluded no adjustment was necessary. The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Company's evaluation of uncertain tax positions was performed for the tax years ended December 31, 2011 and forward, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2015.

NOTE 17	INVESTMENT IN JOINT VENTURE UNDER THE EQUITY METHOD

The Company's wholly-owned subsidiary, GS CleanTech Corporation, is the owner of 100% of the issued and outstanding membership units of Genarex LLC ("GX"), an entity that in turn holds 36.75% of the issued and outstanding membership units of Genarex FD LLC ("LLC"). LLC was formed in 2015 for the purpose of continuing the development and commercialization of an intellectual property portfolio involving production of carbon-neutral alternatives for fossil fuel derived products ("Bioproducts Portfolio"), which had previously been developed by GX in concert with various third parties. ASC 810 requires the Company to evaluate non-consolidated entities periodically and as circumstances change to determine if an implied controlling interest exists. The Company has evaluated this equity investment and concluded that LLC is a variable interest entity and the Company is not the primary beneficiary. LLC's fiscal year end is December 31. Under the associated agreements, an unaffiliated member of LLC has agreed to provide LLC up to $3 million to fund the continuing development of the Bioproducts Portfolio. As of December 31, 2015, $1,247,536 of that amount had been received. The members also assigned their respective interests in the Bioproducts Portfolio to LLC. GX's contribution was valued at $4 million, however, the relevant agreements provide for GX to receive a preferential distribution until it receives approximately $3 million, at which point GX's interest will decrease from 36.75% to 24.50%. The Company engaged two separate third party valuation firms, the first to complete a fairness opinion in respect of the foregoing, and the second to perform a valuation of GX's interest in LLC using the fair value method as defined by FASB ASC 805-10-20. Under this method, fair value is defined as "the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date." Using the income approach, the valuation company used the discounted cash flow method to develop low, mid and high cash projections for LLC's potential business model by estimating the expected cash flows derived from production of LLC's products on a commercial scale. As of December 31 2015, the Company had funded $971,175 towards operations and research and development of LLC, of which $898,817 has been reimbursed under the relevant joint venture agreements. The following presents unaudited summary financial information for LLC. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company. The investment balance carried on the Company's balance sheet amounts to $3,360,355 as of December 31, 2015. The Company's share of the net loss from LLC for the nine months ended December 31, 2015 was $643,320. The following table contains summarized financial data for LLC (unaudited):

12/31/2015
Current assets	$2,238
Intangible assets, net	3,619,048
Current liabilities	123,281
Members' equity	3,009,900

Year ended 12/31/2015
Net sales	$--

Operating expenses	1,369,580
Amortization expense	380,952
Net (loss)	(1,750,532)

NOTE 18	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company restated its financial statements for the year ended December 31, 2014, to correct certain accounting errors related to the recognition of the intrinsic value of beneficial conversion features found in the former agreement with Cantor Colburn LLP (see Note 10, Commitments and Contingencies, above). The table below summarizes the impact of the restatement described above on financial information previously reported on the Company's Forms 10-K for the period ended December 31, 2014:

	Original	Adjustments	As Restated
Balance Sheet for Year Ended 12/31/14:

Additional paid in capital	$121,439,746	$1,035,780	$122,475,526
Retained earnings	(161,160,110)	(1,035,780)	(162,195,890)

Income Statement for Year Ended 12/31/14:

Interest expense	(1,187,171)	(1,035,780)	(2,222,951)
Net income	1,976,873	(1,035,780)	941,093
Earnings per share	2.47	(1.29)	1.18
Earnings per share - diluted	0.02	(0.01)	0.01

Cash Flow Statement for Year Ended 12/31/14:

Net income	1,976,873	(1,035,780)	941,093
Intrinsic value of beneficial conversion feature	--	1,035,780	1,035,780

NOTE 19	SUBSEQUENT EVENTS

As of March 31, 2016, the Company paid a total of $379,574 to all but three of the YAGI Assignees (see Note 9, Debt Obligations, above), in settlement of about $2,914,000 in debt elimination, and a gain on extinguishment of debt of $2,551,613.

ITEM 9	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company's financial reporting requirements. As a result, Management concluded that the Company's disclosure controls and procedures were not effective at December 31, 2015.

There have been no changes in the company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management has conducted, with the participation of the Chief Executive Officer and the Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting. The assessment was conducted using the criteria in Internal Control—Integrated Framework (1992) issued by the committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of the company's internal control over financial reporting, management identified the following material weakness in the company's internal control over financial reporting as of December 31, 2015. Management determined that at December 31, 2015, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements. This material weakness resulted in the identification of adjustments during the financial statement close process that have been recorded in the financial statements.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2015, based on the Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit a smaller reporting company to provide only management's report in its annual report.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Kevin Kreisler	43	Chairman of the Board, Chief Executive Officer & Chief Financial Officer

Kevin Kreisler is the founder and chairman of GreenShift Corporation. Mr. Kreisler has been responsible for devising the Company's strategic direction and the development and commercialization of its technologies. Mr. Kreisler served as the Company's vice president from 1998 to 2000, president from 2000 to 2002, chief executive officer from 2002 to 2013 and from 2014 to the present. Mr. Kreisler has also served as the Company's chairman from 2005 to the present. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of copies of such forms received by the Company, the Company believes that during the year ended December 31, 2015, all filing requirements applicable to all officers, directors, and greater than 10% beneficial stockholders were complied with.

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

The following table sets forth all compensation awarded to, earned by, or paid by GreenShift Corporation and its subsidiaries (or by third parties as compensation for services to GreenShift Corporation or its subsidiaries) to its Chief Executive Officer and Chief Financial Officer. Mr. Kreisler served as Chief Executive Officer until October 2013 and as Chief Executive Officer and Chief Financial Officer from December 2014 to the present.

Name	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation

Kevin Kreisler	2015	$250,000	--	--	--	--
	2014	250,000	--	--	--	--
	2013	250,000	--	--	--	--

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

Name and Address Of Beneficial Owner(1)		Common	% of Class	Series G Preferred	% of Class	Percentage of Voting Power

Kevin Kreisler(2)		--	0%	800,000	100%	80%

Officers and Directors as a group (1 person)		--	0%	800,000	100%	80%

	(1)	The address of each shareholder is c/o GreenShift Corporation, 5950 Shiloh Road East, Suite N, Alpharetta, Georgia, 30005.

	(2)
All shares listed for Mr. Kreisler are owned of record by Viridis Capital LLC, a wholly owned subsidiary of Bitzio, Inc., 80% of which is owned by FLUX Carbon Corporation, an entity owned by Mr. Kreisler.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Minority Interest Fund (II), LLC ("MIF") is party to certain convertible debentures issued by the Company (see Note 9, Debt Obligations, above). The managing member of MIF is a relative of the Company's chairman. On December 31, 2015, MIF and Acutus Capital LLC ("AC") assigned their respective beneficial ownership interests in the Series D Shares to EXO Opportunity Fund LLC ("EXO") (see Note 5, Shareholders' Equity, above). EXO, in turn, assigned the corresponding beneficial interests to Bitzo in exchange for 200,000 shares of Bitzio Series E Preferred Stock. On the same date, FLUX Carbon Corporation ("FCC"), an entity owned by Kevin Kreisler, the Company's chairman, transferred its ownership interest in Viridis Capital LLC ("Viridis") to Bitzio. As a result of the foregoing transactions, on December 31, 2015, Bitzio was the beneficial owner of 862,500 Series D Shares, as well as AC's 2011 contractual right to receive an additional 124,875 Series D Shares, all of which was exchanged for 700,000 shares of the Company's Series G Preferred Stock. The Company filed a Certificate of Elimination for its Series D Preferred Stock after completing that transfer. On December 31, 2015, Bitzio entered into a $2.9 million loan transaction with TCA Global Credit Master Fund, LP ("TCA"), pursuant to which Bitzio drew $2.5 million for use in its acquisition of 100,000 shares of the Company's Series G Preferred Stock (see Note 5, Shareholders' Equity, above). FCC, the Company, and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, executed a Guaranty Agreement in favor of TCA on December 31, 2015, pursuant to which the Company and its subsidiaries guaranteed payment of all amounts due to TCA under the Credit Agreement (see Note 11, Guaranty Agreement, above). As a result of all of the foregoing transactions, as of December 31, 2015, FCC was the beneficial owner of 80% of Bitzio's equity, and Bitzio was the beneficial owner of 80% of the Company's equity. Bitzio develops and commercializes clean technologies that facilitate the more efficient use of natural resources, and is focused on doing so primarily in three sectors: agriculture, energy and lifestyle. Kevin Kreisler, the Company's chairman and chief executive officer, was appointed to the posts of chairman and chief executive officer upon completion of the foregoing transactions.

None of the members of our Board of Directors are independent, as "independent" is defined in the rules of the NYSE MKT.

PART IV

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

Fees for professional services provided by GreenShift's independent auditors, Rosenberg, Rich, Baker Berman and Company for the years ended December 31, 2015 and 2014 are as follows:

Audit Fees

Rosenberg Rich Baker Berman & Co. billed $90,000 to the Company for professional services rendered for the audit of fiscal 2015 financial statements and review of the financial statements included in fiscal 2015 10-Q filings. Rosenberg Rich Baker Berman & Co. billed $90,000 to the Company for professional services rendered for the audit of fiscal 2014 financial statements and review of the financial statements included in fiscal 2014 10-Q filings.

Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company during fiscal 2015 for assurance and related services that are reasonably related to the performance of the 2014 audit or review of the quarterly financial statements. Rosenberg Rich Baker Berman & Co. billed $0 to the Company during fiscal 2014 for assurance and related services that are reasonably related to the performance of the 2013 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co. billed $10,000 to the Company during fiscal 2015 for professional services rendered for tax compliance, tax advice and tax planning. Rosenberg Rich Baker Berman & Co. billed $25,000 to the Company during fiscal 2014 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees.

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in fiscal 2015 and $0 in fiscal 2014 for services not described above.

It is the policy of the Company's Board of Directors that all services, other than audit, review or attest services must be pre-approved by the Board of Directors, acting in lieu of an audit committee. All of the services described above were approved by the Board of Directors.

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are exhibits filed as part of GreenShift's Form 10K for the year ended December 31, 2015:

INDEX TO EXHIBITS

Exhibit Number	Description

3(a)	Certificate of Incorporation, as amended – filed as an Exhibit to the Registration Statement on Form SB-2 (File No. 333-116946) filed on June 29, 2004, and incorporated herein by reference

3(a)(1)	Certificate of Amendment of Certificate of Incorporation – filed as an Exhibit to the Current Report on Form 8-K filed on July 20, 2006, and incorporated herein by reference.

3(a)(2)	Certificate of Amendment of Certificate of Incorporation – filed as an Exhibit to the Current Report on Form 8-K filed on February 22, 2007, and incorporated herein by reference.

3(a)(3)	Certificate of Amendment of Certificate of Incorporation – filed as an Exhibit to the Current Report on Form 8-K filed on December 11, 2007 and incorporated herein by reference.

3(a)(4)	Certificate of Amendment of Certificate of Incorporation filed as an Exhibit to the Current Report on Form 8-K filed on February 13, 2008 and incorporated herein by reference.

3(a)(5)	Certificate of Amendment of Certificate of Incorporation filed as an Exhibit to the Current Report on Form 8-K filed on September 9, 2009 and incorporated herein by reference.

3(a)(6)	Certificate of Amendment of Certificate of Incorporation filed as an Exhibit to the Current Report on Form 8-K filed on April 5, 2010 and incorporated herein by reference.

3(a)(7)	Certificate of Amendment of Certificate of Incorporation filed as an Exhibit to the Current Report on Form 8-K filed on August 9, 2010 and incorporated herein by reference.

3(a)(8)	Corrected Certificate of Correction of Certificate of Amendment of Certificate of Incorporation filed in the State of Delaware on February 12, 2014, and incorporated herein by reference.

3(a)(9)	Certificate of Amendment of Certificate of Incorporation -- filed as an Exhibit to the Current Report on Form 8-K filed on June 29, 2015 and incorporated herein by reference

3(a)(10)	Certificate of Designation of Series G Preferred Stock -- filed as an Exhibit to the Current Report on Form 8-K filed on January 26, 2016 and incorporated herein by reference.

3(b)	By-Laws - filed as an Exhibit to the Registration Statement on Form SB-2 (File No. 333-116946) filed on June 29, 2004, and incorporated herein by reference

10(a)
Royalty Agreement dated December 31, 2015 among GreenShift Corporation and YA Global Investments, Inc. -- filed as an Exhibit to the Current Report on Form 8-K filed on January 26, 2016 and incorporated herein by reference.

10(b)
Form of Guaranty Agreement executed by GreenShift Corporation and each subsidiary of GreenShift Corporation with TCA Global Credit Master Fund, LP dated December 31, 2015 -- filed as an Exhibit to the Current Report on Form 8-K filed on January 26, 2016 and incorporated herein by reference.

10(c)	Employment Agreement dated March 20, 2008 with Kevin Kreisler - filed as an Exhibit to Quarterly Report on Form 10-Q for the period ended September 30, 2013 and incorporated hereby by reference.

14	Code of Ethics- filed as an Exhibit to Current Report on Form 8-K filed on November 12, 2013 and incorporated hereby by reference

31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*	The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

GREENSHIFT CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chief Executive Officer
Date:		April 22, 2016

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

	/s/	KEVIN KREISLER
KEVIN KREISLER
Chairman, Chief Executive Officer, Chief Financial Officer &
Chief Accounting Officer
Date:		April 22, 2016