Form 10-Q
period 2016-03-31
GREENSHIFT CORP
filed 2016-05-19
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 17, 2016, there were 292,840,069 shares of common stock outstanding.

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	3/31/2016	12/31/2015
ASSETS

Current Assets:
Cash	$1,151,008	$1,877,991
Accounts receivable, net of doubtful accounts	352,481	309,196
Deposits, current	--	400,000
Inventories, net	455,000	455,000
Due from affiliates	--	271,264
Loans receivable	160,500	160,500
Prepaid expenses and other assets	19,319	19,919
Total current assets	2,138,308	3,493,870

Other Assets:
Intangible assets, net	17,176	17,977
Due from affiliates	877,603	--
Minority investment in subsidiary	3,219,876	3,360,355
Costs in excess of billings	--	9,107
Deposits	69,730	69,730
Total other assets	4,184,385	3,457,169

TOTAL ASSETS	6,322,693	6,951,039

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	1,090,806	1,103,936
Accrued expenses	328,719	464,925
Accrued expenses – deferred employee compensation	510,243	510,243
Income tax payable	151,020	151,020
Accrued interest payable	107,979	695,935
Accrued interest payable – related party	388,285	371,238
Billings in excess of costs	47,841	--
Current portion of convertible debentures, net	112,909	2,366,426
Current portion of convertible debentures, net – related party	1,531,547	1,977,270
Derivative liabilities	10,342,671	7,148,016
Amounts due to minority shareholders	158,284	158,284
Total current liabilities	14,770,304	14,947,293

Long term Liabilities:
Convertible debentures	956,168	400,586
Convertible debentures – related party	325,000	--
Total long term liabilities	1,281,168	400,586

Total Liabilities	16,051,472	15,347,879

Commitments and Contingencies

Stockholders' Equity (Deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectively	2,481	2,481
Series G: 800,000 and 800,000 shares issued and outstanding, respectively	800	800
Common stock: $0.0001 par value, 2,500,000,000 authorized and 193,448,402 and 117,683,309 issued and outstanding, respectively	19,375	11,801
Additional paid in capital	138,076,475	137,975,673
Accumulated deficit	(148,827,910)	(146,387,595)
Total stockholders' equity (deficit)	(9,728,779)	(8,396,840)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,322,693	$6,951,039

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended
	3/31/2016	Restated 3/31/2015

Revenue	$894,239	$912,804
Costs of goods sold	71,701	277,663
Gross profit	822,538	635,141

Operating expenses:
Sales, general and administrative expenses	731,588	1,183,041
Research and development	--	320,590
Total operating expenses	731,588	1,503,631

Income (loss) from operations	90,950	(868,490)

Other Income (Expense):
Gain (loss) on extinguishment of debt	2,551,613	15,248
Other expense	(75,000)	--
Amortization of note discount	(560,191)	--
Equity loss from investee	(140,479)	--
Change in fair value of derivative instruments	(3,200,148)	11,110
Change in fair value of derivative instruments – affiliate	2,222	(12,833)
Interest expense	(89,715)	(571,193)
Interest expense – related party	(17,047)	(40,472)
Total other income (expense), net	(1,528,745)	(598,140)

Income (loss) before provision for income taxes	(1,437,795)	(1,466,630)

(Provision for)/benefit from income taxes	(2,520)	--
Net income (loss)	$(1,440,315)	$(1,466,630)

Weighted average common shares outstanding, basic	144,750,672	15,552,350
Weighted average common shares outstanding, diluted	144,750,672	15,552,350

Earnings (Loss) per Share:
Income (loss) from continuing operations – basic	$(0.01)	$(0.09)

Income (loss) from continuing operations – diluted	$(0.01)	$(0.09)

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended
	3/31/2016	Restated 3/31/2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,440,315)	(1,466,630)

Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Amortization of intangibles	801	801
Amortization of note discount	560,191	--
Loss (gain) on extinguishment of debt	(2,551,613)	(15,248)
Change in fair value of derivatives	3,197,926	1,723
Recognition of intrinsic value of beneficial conversion feature	--	348,261
Equity losses from investee	140,479	--

Changes in operating assets and liabilities:
Accounts receivable	(43,285)	379,833
Deposits	400,000	--
Prepaid expenses	600	(46,555)
Billings in excess	56,947	61,114
Deferred revenue	--	44,550
Accrued interest	89,715	222,932
Accrued interest – related party	17,047	6,472
Accounts payable and accrued expenses	(149,336)	132,406
Net cash provided by (used in) operating activities	279,157	(330,341)

CASH FLOW FROM INVESTING ACTIVITIES
Loans to development partners – related parties	(606,566)	--
Net cash provided by(used in) investing activities	(606,566)	--

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible debentures	(399,574)	(128,869)
Net cash provided by (used in) financing activities	(399,574)	(128,869)

Net increase (decrease) in cash	(726,983)	(459,210)
Cash at beginning of period	1,877,991	587,021
Cash at end of period	$1,151,008	$127,811

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

REFERENCES TO THE COMPANY

In this Quarterly Report on Form 10-Q, the terms "we," "our," "us," "GreenShift," or the "Company" refer to GreenShift Corporation, and its subsidiaries on a consolidated basis. The term "GreenShift Corporation" refers to GreenShift Corporation on a standalone basis only, and not its subsidiaries.

The condensed balance sheet at December 31, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. During the three months ended March 31, 2016, four customers each provided over 10% of our revenue and 48% of total revenue in the aggregate; during the three months ended March 31, 2015, four customers each provided over 10% of our revenue, including two customers that accounted for more than 50% of sales (See Note 4, Significant Accounting Policies for Revenue Recognition policies).

NOTE 3	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a gain from operations of $90,950 for the three months ended March 31, 2016. As of March 31, 2016, the Company had $1.2 million in cash, and current liabilities exceeded current assets by about $12.6 million, which included derivative liabilities of $10.3 million and $1.6 million in convertible debentures. Neither of these items is required to be serviced out of the Company's regular cash flows.

The Company's parent, Bitzio, Inc. ("Bitzio"), paid $2.5 million to the Company which was drawn from a loan of $2.9 million made to Bitzio by TCA Global Credit Master Fund, LP ("TCA"). The loan was made on December 31, 2015, pursuant to a Senior Secured Revolving Credit Facility Agreement (the "Credit Agreement"), under which TCA may lend to Bitzio up to $5.0 million. The Company and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, have executed a Guaranty Agreement dated December 31, 2015, in favor of TCA. In the Guaranty Agreement, the Company and each of its subsidiaries guaranteed payment of all amounts due to TCA under the Credit Agreement. By separate agreements, the Company and each subsidiary pledged all of its assets to secure the guaranty to TCA.

These matters raise substantial doubt about the Company's ability to continue as a going concern. Our ability to satisfy our obligations will depend on our success in obtaining financing, our success in preserving current revenue sources and developing new revenue sources, and our success in negotiating with the creditors. Management plans to resolve the Company's working capital deficit by increasing revenue, reducing debt and exploring new financing options. There can be no assurances that the Company will be able to eliminate its working capital deficit and that the Company's historical operating losses will not recur. The accompanying financial statements do not contain any adjustments which may be required if the Company is unable to continue as a going concern.

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

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. The Company recognizes revenue from licensing of the Company's corn oil extraction technologies when corn oil sales occur. Licensing royalties are recognized as earned by calculating the royalty as a percentage of gross corn oil sales by the ethanol plants. For the purposes of assessing royalties, the sale of corn oil is deemed to occur when shipped, which is when four basic criteria have been met: (i) persuasive evidence of a customer arrangement; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured, and (iv) product delivery has occurred, which is generally upon shipment to the buyer of the corn oil. To the extent revenues are generated from the Company's licensing support services, the Company recognizes such revenues when the services are completed and billed. The Company provides process engineering services on fixed price contracts.  These services are generally provided over a short period of less than three months.  Revenue from fixed price contracts is recognized on a pro rata basis over the life of the contract as they are generally performed evenly over the contract period. The Company additionally performs under fixed-price contracts involving design, engineering, procurement, installation, and start-up of oil recovery and other production systems. Revenues and fees on these contracts are recognized using the percentage-of-completion method of accounting. During 2016 and 2015, our percentage-of-completion methods included the efforts-expended percentage-of-completion method and the cost-to-cost method. The efforts-expended method utilizes using measures such as task duration and completion. The efforts-expended approach is used in situations where it is more representative of progress on a contract than the cost-to-cost or the labor-hours method (see below). The Company also used the cost-to-cost method which is used to determine the percentage of completion of a project based on the actual costs incurred. Earnings are recognized periodically based upon our estimate of contract revenues and costs in providing the services required under the contract.  The percentage of completion method must be used in lieu of the completed contract method when all of the following are present:  reasonably reliable estimates can be made of revenue and costs; the construction contract specifies the parties' rights as to the goods, consideration to be paid and received, and the resulting terms of payment or settlement; the contract purchaser has the ability and expectation to perform all contractual duties; and the contract contractor has the same ability and expectation to perform. Under the completed contract method income is recognized only when a contract is completed or substantially completed. The asset, "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, "Earnings per Share," whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the three months ended March 31, 2016 and 2015, we reported a net loss, and accordingly dilutive instruments were excluded from the net loss per share calculation for such periods.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which modifies how all entities recognize revenue and various other revenue accounting standards for specialized transactions and industries. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company is currently evaluating the possible impact of ASU 2014-09, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.  Under this amendment, management is now required to determine every interim and annual period whether conditions or events exist that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued. If management indicates that it is probable the entity will not be able to meet its obligations as they become due within the assessment period, then management must evaluate whether it is probable that plans to mitigate those factors will alleviate that substantial doubt. The guidance is effective for fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the possible impact of ASU 2014-15, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

ASU 2015-03 and ASU 2015-15 — In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU No. 2015-03. The amendments of ASU No. 2015-03 were issued to reduce complexity in the balance sheet presentation of debt issuance costs. ASU No. 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard. Additionally, in August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU No. 2015-15, as ASU No. 2015-03 did not specifically address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU No. 2015-15 allows an entity to continue to defer and present debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance in ASU No. 2015-03 and ASU No. 2015-15 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted this standard at January 1, 2016, but it did not have a material effect on the accompanying financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the possible impact of ASU 2016-02, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07 (Topic 323), Investments – Equity Method and Joint Ventures. The new guidance eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The guidance is effective for fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the possible impact of ASU 2016-07, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

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

For the three months ended March 31, 2015, the fair value of embedded derivative liabilities was determined using the present value model calculating fair value based on the conversion discount as well as the present value based on term and bond rate. The following assumptions were used: (1) conversion discounts of 10%; (2) term of less than one year to 7 years and (3) bond rate of 10%.

For the three months ended March 31, 2016, the fair value of most embedded derivative liabilities was determined using the present value model calculating fair value based on the conversion discount as well as the present value based on term and bond rate. The following assumptions were used: (1) conversion discounts of 10%; (2) term of less than one year to 7 years and (3) bond rate of 10%. The Company also used the Black Scholes methodology with a weighted probability calculation for conversion features with a reset provision utilizing the following assumptions: (1) conversion price discounts of 10% to 50%; (2) estimated life of 1.75 years; (3) the US Treasury rate for two year maturities; (4) 323% volatility; (5) dividend yield of zero, and rate of 0.14 percent.

During the three months ended March 31, 2016 and 2015, the change in the fair value of the derivative resulted in an accounting loss of $3,197,926 and $1,723 respectively. As of March 31, 2016, the fair value of the derivative liabilities was $10,342,671.

Fluctuations in the conversion discount percentage have the greatest effect on the value of the conversion liabilities valuations during each reporting period. As the conversion discount percentage increases for each of the related conversion liabilities instruments, the change in the value of the conversion liabilities increases, therefore increasing the liabilities on the Company's balance sheet. The higher the conversion discount percentage, the higher the liability. A 10% change in the conversion discount percentage would result in more than a $400,000 change in our Level 3 fair value.

The following table presents the embedded derivatives, the Company's only financial assets measured and recorded at fair value on the Company's Consolidated Balance Sheets, on a recurring basis and their level within the fair value hierarchy during the three months ended March 31, 2016:

Embedded conversion liabilities as of March 31, 2016:
Level 1	$--
Level 2	--
Level 3	10,342,671
Total conversion liabilities	$10,342,671

The following table reconciles, for the period ended March 31, 2016, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2015	$7,148,016

Increase in fair value of derivatives	3,450,457
Reductions in fair value due to repayments/redemptions	(252,531)
Reductions in fair value due to principal conversions	(3,271)
Balance at March 31, 2016	$10,342,671

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

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company's licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at March 31, 2016 and December 31, 2015 were $455,000.

NOTE 7	DEBT OBLIGATIONS

The following is a summary of the Company's financing arrangements as of March 31, 2016:
3/31/2016

Current portion of convertible debentures:
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	$2,399
Susan Schneider, 6% interest, conversions at 90% of market	10,510
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	1,489,283
TRK Management LLC, 6% interest, no conversion discount	100,000
Related Party Debenture, 6% interest, no conversion discount	42,264
Total current portion of convertible debentures	$1,644,456

Long term convertible debentures:
Gerova Asset Backed Holdings, LP, 2% interest, no conversion discount	$175,000
Long Side Ventures, 6% interest, conversion at 90% of market	220,977
Cantrell Winsness Technologies, LLC, 2% interest, conversion at 100% of market	325,000
EXO Opportunity Fund, LLC, 6% interest, conversion at 90% of market	4,500,000
Note discount	(3,939,809)
Total long term convertible debentures	$1,281,168

A total of $6,865,433 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) as of March 31, 2016 and the Company's ability to meet such obligations:

Year	Amount
2016	$1,644,456
2017	4,625,000
2018	595,977
2019	--
2020	--
Thereafter	--
Total minimum payments due under current and long term obligations	$6,865,433

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

On the same date, GreenShift deposited $400,000 in cash into escrow in anticipation of settling an additional $2,939,000 in principal and interest due from GreenShift to various assignees of YAGI ("YAGI Assignees"). The relevant agreement provided that the YAGI Assignees had until March 31, 2016, to accept their respective share of the settlement amount. As of March 31, 2016, the Company paid a total of $379,574 to all but three of the YAGI Assignees, in settlement of about $2,914,000 in debt elimination, and a gain on extinguishment of debt of $2,551,613.

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

GreenShift determined the aggregate value of the YAGI Assignee debentures at December 31, 2015, to be $2,517,902 which represented the aggregate face value of the debentures of $2,263,939 plus the present value of the conversion feature. During the three months ended March 31, 2016, GreenShift negotiated settlements with ten of the YAGI Assignee debentures which resulted in a $252,531 reduction of the fair value of the conversion liability for the period. In addition, the value was reduced $3,271 due to conversions during the period. The carrying value of the YAGI Assignee debentures was $14,341 as of March 31, 2016, including principal of $12,909 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $1,432 as of March 31, 2016. Interest expense of $193 for these obligations was accrued for the three months ended March 31, 2016.

The Company is prohibited under its loan agreements from issuing common shares at prices lower than those afforded to EXO in the absence of EXO's prior consent. The EXO Debenture provides for adjustments to the conversion price to the extent that the Company issues equity at a lower price in the future. As a result, in any such event, EXO would have the right to receive common shares upon conversion of the EXO Debenture at rates equal to the relevant lower rates. A note discount of $5,000,000 and a derivative liability of $7,484,632 were recorded at the time of the assignment. The Company accounted for the EXO Debenture in accordance with 815-40, Derivatives and Hedging, as the conversion feature embedded in the EXO Debenture could result in the note principal being converted to a variable number of the Company's common shares. The balance of the EXO Debenture (net of the $3,939,809 related note discount) was $560,191 at March 31, 2016. At March 31, 2016, the Company valued the conversion features using a Black-Scholes model with a weighted probability calculation of the conversion price reset feature and the following assumptions: dividend yield of zero, years to maturity of 1.75 years, discount rate of 0.14 percent, and annualized volatility of 323%. During the three months ended March 31, 2016, the change in the fair value of the derivative resulted in an accounting loss of $3,450,457. As of March 31, 2016, the fair value of the derivative liability was $10,186,626.

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC ("MIF") in an aggregate principal amount of $3,988,326 (the "MIF Debentures"). Effective October 1, 2015, MIF assigned $557,500 of its convertible debt to EXO (the "EXO Debenture"). As of December 31, 2015, MIF assigned $100,000 of its balance to TRK Management LLC. During the three months ended March 31, 2016, $18,546 in principal was converted into common stock. As of March 31, 2016, the balances of the TRK, and MIF Debentures were $100,000 and $1,489,283, respectively.

During the year ended December 31, 2015, the Company issued a $400,000 convertible debt to Cantrell Winsness Technologies, LLC ("CWT" and the "CWT Debenture") in exchange for all amounts accrued under the technology agreement and CWT's interest in the Series F Preferred Stock. CWT shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company's common stock at $0.001 per share.  The CWT Debenture matures December 31, 2018. During the three months ended March 31, 2016, the Company paid CWT a a total of $75,000. The balance of the CWT Debenture was $325,000 at March 31, 2016.

During the year ended December 31, 2012, the Company incurred $175,000 in convertible debt to Gerova Asset Back Holdings, LP ("Gerova" and the "Gerova Debenture"). Gerova shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company's common stock at a rate equal to 100% of the closing market price for the Company's common stock for the day preceding the conversion date.  The Gerova Debenture matures December 31, 2018. Gerova delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company's former guaranty agreement with Gerova. The balance of the Gerova Debenture was $175,000 at March 31, 2016. Interest expense of $873 for these obligations was accrued for the three months ended March 31, 2016.

Effective December 31, 2015, Minority Interest Fund (II), LLC assigned $100,000 of its convertible debt to TRK Management, LLC ("TRK" and the "TRK Debenture").  TRK shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company's common stock at 100% of the market price for the Company's common stock at the time of conversion.  The balance of the TRK Debenture was $100,000 at March 31, 2016. Interest expense of $1,496 for these obligations was accrued for the three months ended March 31, 2016.

NOTE 8	GUARANTY AGREEMENT

On December 31, 2015, Bitzio entered into a $2.9 million loan transaction with TCA Global Credit Master Fund, LP ("TCA"), pursuant to which Bitzio drew $2.5 million for use in its acquisition of 100,000 shares of the Company's Series G Preferred Stock (see Note 9, Shareholders' Equity, below).  The TCA loan was made pursuant to a Senior Secured Revolving Credit Facility Agreement (the "Credit Agreement"), under which TCA may lend to Bitzio up to $5.0 million. The Company and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement in favor of TCA on December 31, 2015. FCC, the Company, and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement dated December 31, 2015, in favor of TCA, pursuant to which the Company and its subsidiaries guaranteed payment of all amounts due to TCA under the Credit Agreement. By separate agreements, the Company and each subsidiary pledged all of its assets to secure the guaranty to TCA.

NOTE 9	STOCKHOLDERS' EQUITY

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into 0.025 shares of common stock. Upon the declaration of dividends on common stock, the holders would be entitled to cumulative dividend rights equal to that of the holders of the number of shares into which the Series B Preferred Shares are convertible, and have voting privileges of one vote to every one common share. At March 31, 2016 and December 31, 2015, there were 2,480,544 shares of Series B Preferred Stock issued and outstanding.

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

During the three months ended March 31, 2016 and 2015, the Company issued a total of 75,765,093 shares and 64,755,610 shares of common stock, respectively, upon conversion in period of $30,332 and $128,321, respectively, of principal and accrued interest due pursuant to the Company's various convertible debentures (see Note 7, Debt Obligations, above).

NOTE 10	COMMITMENTS AND CONTINGENCIES

INFRINGEMENT

On October 13, 2009, the U.S. Patent and Trademark Office ("PTO") issued U.S. Patent No. 7,601,858, titled "Method of Processing Ethanol Byproducts and Related Subsystems" (the '858 Patent) to GS CleanTech Corporation, a wholly-owned subsidiary of GreenShift Corporation. On October 27, 2009, the PTO issued U.S. Patent No. 7,608,729, titled "Method of Freeing the Bound Oil Present in Whole Stillage and Thin Stillage" (the '729 Patent) to GS CleanTech. Both the '858 Patent and the '729 Patent relate to the Company's corn oil extraction technologies. GS CleanTech Corporation, our wholly-owned subsidiary, subsequently filed legal actions in multiple jurisdictions alleging infringement by various persons and entities. Multiple additional related suits and countersuits were filed. On May 6, 2010, we submitted a "Motion to Transfer Pursuant to 28 U.S.C. § 1407 for Consolidated Pretrial Proceedings" to the United States Judicial Panel on Multidistrict Litigation (the "Panel") located in Washington, D.C. In this motion, we moved the Panel to transfer and consolidate all pending suits involving infringement of our patents to one federal court for orderly and efficient review of all pre-trial matters. On August 6, 2010, the Panel ordered the consolidation and transfer of all pending suits in the U.S. District Court, Southern District of Indiana for pretrial proceedings (the "MDL Case"). In October 2014, the District Court in Indiana ruled in favor of the defendants in our pending patent infringement matter on their motions for summary judgment alleging that our corn oil extraction patents were invalid, including US Pat. Nos. 7,601,858 and 8,168,037. The summary judgment ruling is not a final judgment.   We disagree with the court's ruling and intend to mount a vigorous appeal at the appropriate time. In addition, a trial on the Defendants' claims of inequitable conduct in connection with several of the asserted patents was conducted in October, 2015.  We are awaiting a decision from the Court, which we expect to issue in 2016.

OTHER MATTERS

The Company is party to an action entitled Max v. GS AgriFuels Corp., et al. in the Supreme Court, New York County, in which the plaintiffs are asserting claims to money damages against the Company and other defendants, arising from a series of Share Purchase Agreements dated March 6, 2007, under which the individual plaintiffs sold their shares in Sustainable Systems, Inc., to GS AgriFuels Corporation, a former subsidiary of the Company. In their Amended Complaint, plaintiffs asserted claims for breach of contract, fraud and negligent misrepresentation, and sought money damages in the amount of $6 million. On March 19, 2013, the Court granted in part the defendants' motion to dismiss the Amended Complaint, and dismissed all but the breach of contract claims asserted against the Company and certain other corporate defendants.  On April 1, 2015, the Company entered into a settlement agreement pursuant to which the plaintiffs are to receive $25,000 in cash and a convertible debenture in the amount of $300,000. In the event that the plaintiffs have not converted the debenture in full at the expiration of three years, the plaintiffs may request the remaining amount be paid in full at that time.  While the settlement agreement has not yet been implemented by the payment of the specified cash and the issuance of the specified debenture, the action has been marked "disposed" by the court.

On September 10, 2012, Long Side Ventures commenced an action entitled Long Side Ventures and Sunny Isles Ventures, LLC, LLC v. GreenShift et. al., in the United States District Court for the Southern District of New York, alleging breach of contract and other causes of action for which the plaintiff seeks damages of about $250,000 plus costs.  On February 24, 2015, the Company entered into a settlement agreement pursuant to which the plaintiff is to receive $150,000 in cash and securities in the amount of $250,000. The Company accrued the entire $400,000 judgment on its books as of the year ended December 31, 2014. During the six months ended June 30, 2014, the Company issued a debenture to Long Side Ventures in the amount of $250,000 (see Note 7, Debt Obligations, above).  The Company has already paid the $150,000 due in cash under the settlement agreement.  Nevertheless, there is a current dispute with the plaintiffs as to whether the Company and the other defendants have performed their obligations under the settlement agreement, and whether the plaintiffs have the right to declare a default under the settlement agreement.  The Company has taken the position that it has fully performed and intends to vigorously contest any alleged default. Upon the performance of the terms of the Settlement Agreement, the Action will be dismissed against the Company and the other defendants.

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

Effective as of December 31, 2015, the Company entered into a series of agreements providing for contingent participation payments involving use of the Company's extraction technologies. Collectively, these agreements resulted in an aggregate of $26,720,059 in debt extinguishment for amounts that had been due, payable and accrued as of December 31, 2015, as well as a reduction in the Company's continuing costs of sales, legal expenses and interest expense moving forward. First, the Company and YA Global Investments, L.P. ("YA Global") entered into an agreement pursuant to which the Company agreed to pay 15% of all payments received by the Company from any new licensees issued in connection with its intellectual properties, including any amounts awarded in the Company's pending and future infringement matters, net of any legal fees and expenses incurred in obtaining the settlement or award (see Note 7, Debt Obligations, above). Next, Cantor Colburn LLP ("Cantor") and the Company entered into an amended agreement pursuant to which Cantor agreed to accept 15% of any recoveries from the Company's pending patent litigation in excess of $3.6 million per year in exchange for all services rendered to date and moving forward. The Company recognized an $8,433,388 gain on extinguishment of debt upon the write-off of all accrued legal fees. Finally, CWT and the Company entered into an amended agreement pursuant to which CWT agreed to accept 20% of the Company's net cash receipts deriving from use of the Company's extraction technologies, after payment in full of all litigation costs and expenses (including attorneys' fees and expenses). Under the amended CWT agreement, no amount shall accrue or be due and payable to CWT until the earlier to occur of the date on which all such litigation costs and expenses have been paid on a current basis, the date on which the Company has successfully appealed the October 2014 summary judgment ruling in the Company's pending infringement litigation, and all applicable appeal periods in connection therewith have expired, or the date on which the Company has entered into new license agreements corresponding to an additional $1,000,000 in annualized revenue.

On December 31, 2015, Bitzio entered into a $2.9 million loan transaction with TCA Global Credit Master Fund, LP ("TCA"), pursuant to which Bitzio drew $2.5 million for use in its acquisition of 100,000 shares of the Company's Series G Preferred Stock (see Note 9, Shareholders' Equity, above).  The TCA loan was made pursuant to a Senior Secured Revolving Credit Facility Agreement (the "Credit Agreement"), under which TCA may lend to Bitzio up to $5.0 million. The Company and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement in favor of TCA on December 31, 2015. FCC, the Company, and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement dated December 31, 2015, in favor of TCA, pursuant to which the Company and its subsidiaries guaranteed payment of all amounts due to TCA under the Credit Agreement. By separate agreements, the Company and each subsidiary pledged all of its assets to secure the guaranty to TCA.

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

Minority Interest Fund (II), LLC ("MIF") is party to certain convertible debentures issued by the Company (see Note 7, Debt Obligations, above). The managing member of MIF is a relative of the Company's chairman. On December 31, 2015, MIF and Acutus Capital LLC ("AC") assigned their respective beneficial ownership interests in the Series D Shares to EXO Opportunity Fund LLC ("EXO") (see Note 9, Shareholders' Equity, above). EXO, in turn, assigned the corresponding beneficial interests to Bitzio in exchange for 200,000 shares of Bitzio Series E Preferred Stock. On the same date, FLUX Carbon Corporation ("FCC"), an entity owned by Kevin Kreisler, the Company's chairman, transferred its ownership interest in Viridis Capital LLC ("Viridis") to Bitzio. As a result of the foregoing transactions, on December 31, 2015, Bitzio was the beneficial owner of 862,500 Series D Shares, as well as AC's 2011 contractual right to receive an additional 124,875 Series D Shares, all of which was exchanged for 700,000 shares of the Company's Series G Preferred Stock. The Company filed a Certificate of Elimination for its Series D Preferred Stock after completing that transfer. On December 31, 2015, Bitzio entered into a $2.9 million loan transaction with TCA Global Credit Master Fund, LP ("TCA"), pursuant to which Bitzio drew $2.5 million for use in its acquisition of 100,000 shares of the Company's Series G Preferred Stock (see Note 9, Shareholders' Equity, above). FCC, the Company, and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, executed a Guaranty Agreement in favor of TCA on December 31, 2015, pursuant to which the Company and its subsidiaries guaranteed payment of all amounts due to TCA under the Credit Agreement (see Note 8, Guaranty Agreement, above). As a result of all of the foregoing transactions, since December 31, 2015, FCC has been the beneficial owner of 80% of Bitzio's equity, and Bitzio has been the beneficial owner of 80% of the Company's equity. Bitzio develops and commercializes clean technologies that facilitate the more efficient use of natural resources, and is focused on doing so primarily in three sectors: agriculture, energy and lifestyle. Kevin Kreisler, the Company's chairman and chief executive officer, was appointed to the posts of chairman and chief executive officer upon completion of the foregoing transactions.

During the year ended December 31, 2015, the Company issued a $400,000 convertible debt to Cantrell Winsness Technologies, LLC ("CWT" and the "CWT Debenture") in exchange for all amounts accrued under the TAA and CWT's interest in the Series F Preferred Stock. CWT shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company's common stock at $0.001 per share. The CWT Debenture matures December 31, 2018. CWT delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company's Amended and Restated Technology Acquisition Agreement with CWT. The balance of the CWT Debenture was $325,000 at March 31, 2016.

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

As of the three months ended March 31, 2016, the Company had loaned about $30,000 to Plaid Canary Corporation ("PCC"), for use in the development of agricultural technology; about $200,000 to FLUX Carbon Mitigation Fund LLC ("FCMF"), for use in the development of energy technology and businesses; and about $403,000 to Bitzio, Inc. ("Bitzio"), for use in the development of lifestyle technology and businesses. The Company additionally incurred about $233,000 in research and development costs involving its efforts with PCC and agricultural technology. FLUX Carbon Corporation ("FCC") is the beneficial owner of an 80% equity interest in Bitzio, and of the majority of the stock of the companies which own PCC and FCMF. FCC is owned by Kevin Kreisler, our chairman and chief executive officer.

NOTE 12	INVESTMENT IN JOINT VENTURE UNDER THE EQUITY METHOD

The Company's wholly-owned subsidiary, GS CleanTech Corporation, is the owner of 100% of the issued and outstanding membership units of Genarex LLC ("GX"), an entity that in turn holds 36.75% of the issued and outstanding membership units of Genarex FD LLC ("LLC"). LLC was formed in 2015 for the purpose of continuing the development and commercialization of an intellectual property portfolio involving production of carbon-neutral alternatives for fossil fuel derived products ("Bioproducts Portfolio"), which had previously been developed by GX in concert with various third parties. ASC 810 requires the Company to evaluate non-consolidated entities periodically and as circumstances change to determine if an implied controlling interest exists. The Company has evaluated this equity investment and concluded that LLC is a variable interest entity and the Company is not the primary beneficiary. LLC's fiscal year end is December 31. Under the associated agreements, an unaffiliated member of LLC has agreed to provide LLC up to $3 million to fund the continuing development of the Bioproducts Portfolio. The members also assigned their respective interests in the Bioproducts Portfolio to LLC. GX's contribution was valued at $4 million, however, the relevant agreements provide for GX to receive a preferential distribution until it receives approximately $3 million, at which point GX's interest will decrease from 36.75% to 24.50%. The Company engaged two separate third party valuation firms, the first to complete a fairness opinion in respect of the foregoing, and the second to perform a valuation of GX's interest in LLC using the fair value method as defined by FASB ASC 805-10-20. Under this method, fair value is defined as "the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date." Using the income approach, the valuation company used the discounted cash flow method to develop low, mid and high cash projections for LLC's potential business model by estimating the expected cash flows derived from production of LLC's products on a commercial scale. As of March 31, 2016, the Company had funded $1,150,335 towards operations and research and development of LLC, of which $1,028,860 has been reimbursed under the relevant joint venture agreements. The following presents unaudited summary financial information for LLC. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company. The investment balance carried on the Company's balance sheet amounts to $3,219,876 as of March 31, 2016. The Company's share of the net loss from LLC for the three months ended March 31, 2016 was $140,479.

SUMMARIZED UNAUDITED FINANCIAL DATA FOR LLC:

3/31/2016
Current assets	$2,188
Intangible assets, net	3,476,190
Current liabilities	170,391
Members' equity	3,009,900

3/31/2016
Net sales	$--

Operating expenses	239,399
Amortization expense	142,857
Net (loss)	(382,256)

NOTE 13	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the three months ended March 31, 2016 and 2015:

	3/31/2016	3/31/2015
Cash paid for the following:
Interest	$--	$--
Total interest paid in cash	--	--

Supplemental disclosure of non-cash investing and financing activities:
Debentures converted into common stock	$30,332	$128,321
Reduction in value of conversion features of convertible debt from conversions	3,271	15,793

NOTE 14	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company restated its financial statements for the three months ended March 31, 2015, to correct certain accounting errors related to the recognition of the intrinsic value of beneficial conversion features found in the former agreement with Cantor Colburn LLP (see Note 10, Commitments and Contingencies, above). The table below summarizes the impact of the restatement described above on financial information previously reported on the Company's Forms 10-Q for the period ended March 31, 2015:

	Original	Adjustments	As Restated

Balance Sheet for Three Months Ended 3/31/15:

Additional paid in capital	$121,397,624	$348,261	$122,745,885
Retained earnings	(162,278,480)	(348,261)	(162,626,741)

Income Statement for Three Months Ended 3/31/15:

Interest expense	(222,932)	(348,261)	(571,193)
Net loss	(1,118,369)	(348,261)	(1,466,630)
Earnings per share	(0.07)	(0.02)	(0.09)
Earnings per share - diluted	(0.07)	(0.02)	(0.09)

Cash Flow Statement for Three Months Ended 3/31/15:

Net loss	(1,118,369)	(348,261)	(1,466,630)
Intrinsic value of beneficial conversion feature	--	348,261	348,261

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This report contains "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words "estimate," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target," "may," "could," "should," "will," or similar expressions. Any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements contained herein reflect management's judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors of our annual report on Form 10-K for the year ended December 31, 2015. Specifically, we may experience significant fluctuations in future operating results due to the uncertain results of pending patent litigation as well as a number of economic conditions, including, but not limited to, competition, the actions of third parties infringing our patents, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation or to the laws upon which our intellectual property rights are based, the timely completion of corn oil extraction projects by our licensees, the amount of corn oil recovered by our licensees, and other risk factors detailed in our reports filed with the SEC. Actual results may differ materially from projected results due, without limitation, to unforeseen developments.

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

Effective as of December 31, 2015, the Company entered into a series of agreements providing for an aggregate of $26,720,059 in debt extinguishment for amounts that had been due, payable and accrued as of December 31, 2015, in exchange for contingent participation payments involving use of the Company's extraction technologies. Notably, part of the extinguishment was due to the elimination of the majority of the Company's previously outstanding convertible debt to YA Global, corresponding to a significantly reduced potential for dilution upon conversion. Further, looking forward, those agreements additionally corresponded to a reduction in the Company's continuing costs of sales (due to a reduction of royalties payable), legal expenses (by amending the Company's agreement with its patent counsel to a straight contingency arrangement), and interest expense (by eliminating debt due to YA Global); which amounts corresponded to about $5.9 million and $3.5 million of the Company's expenses during the years ended December 31, 2014 and December 31, 2015, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues for the three months ended March 31, 2016 were approximately $894,000 as compared to about $913,000 generated during the three months ended March 31, 2015. The decrease in revenue during 2016 as compared to 2015 was due to a decrease in event-driven engineering services revenue, the amount of corn oil produced and royalties paid by our licensees, and commodity price fluctuation. Revenue in future periods will remain subject to variance in connection with a number of factors, including the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the three months ended March 31, 2016 decreased to approximately $72,000 from about $278,000 during 2015. We generated approximately $823,000 in gross profit for the three months ended March 31, 2016 as compared to $635,000 for the three months ended March 31, 2015. The decrease in cost of sales is related mainly to the new TAA agreement with CWT. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies. Operating expenses for the three months ended March 31, 2016 and 2015 were about $732,000 and $1.5 million, respectively. Operating expenses during 2016 included approximately $204,000 in professional fees, of which approximately $75,000 was accrued and not paid during the three months. By contrast, operating expenses during 2015 included approximately $600,000 in professional fees, of which approximately $200,000 was accrued and not paid during the three months, as well as about $321,000 in research and development costs.  Our legal costs during 2015 were incurred primarily in connection with our ongoing litigation for patent infringement. We produced about $91,000 in operating income during 2016 as compared to about $868,000 in operating loss in 2015.

Other expense, net of other income, for the three months ended March 31, 2016 was approximately $1.5 million, while other expense, net, for the three months ended March 31, 2015 was approximately $600,000. We realized a debt extinguishment gain of about $2.6 million in 2016 that was offset by about $107,000 in interest expense. These amounts compared to a debt extinguishment gain of about $15,000 that was offset by about $571,000 in interest expense during 2015.

Net loss for the three months ended March 31, 2016 and 2015, was about $1.4 million and about $1.5 million, respectively.

DERIVATIVES

We accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss will usually be material to our results. The principal amount on our convertible debentures was $6.9 million as of March 31, 2016, and the unamortized note discount was $3.9 million. For the three months ended March 31, 2016, a loss for the change in fair value of the derivative of about $3.2 million was recognized for these debentures.  The total derivative liability as of March 31, 2016, was $10,342,671.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity during 2016 was cash produced by our operations. During the three months ended March 31, 2016, we produced about $279,000 in cash from our operating activities, used about $607,000 in our investing activities, as well as about $400,000 in our financing activities, primarily to repay debt to YA Global Investments, L.P. assignees. During the three months ended March 31, 2015, we used about $330,000 in net cash in our operating activities and we used about $129,000 in net cash in our financing activities, which was also mostly used to repay debt to YA Global. Our cash balances at March 31, 2016, and December 31, 2015, were about $1.1 million and $1.9 million, respectively. The Company had a working capital deficit of about $12.6 million at March 31, 2016; however, our current liabilities included approximately that amount in obligations convertible into Company common stock, including application of discounts and the associated derivative liabilities.

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

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company's financial reporting requirements. As a result, Management concluded that the Company's disclosure controls and procedures were not effective at March 31, 2016.

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

Our investors should consider the risks that could affect us and our business as set forth in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change from the risks set forth in that Report.

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

During the three months ended March 31, 2016, the Company issued a total of 75,765,093 shares to the Company's various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $30,332. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity's own account. There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of GreenShift's Form 10-Q for the quarter ended March 31, 2016:

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

GREENSHIFT CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chairman, Chief Executive Officer, Chief Financial Officer &
Chief Accounting Officer
Date:		May 18, 2015