Form 10-Q
period 2016-06-30
GREENSHIFT CORP
filed 2016-08-19
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of August 18, 2016, there were 646,024,221 shares of common stock outstanding.

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

	6/30/2016	12/31/2015
ASSETS	(Unaudited)
Current Assets

Cash	$992,865	$1,877,991
Accounts receivable, net of doubtful accounts	460,560	309,196
Deposits, current	--	400,000
Inventories, net	316,500	455,000
Due from affiliates	--	271,264
Loans receivable	200,500	160,500
Prepaid expenses and other assets	19,319	19,919
Total current assets	1,989,745	3,493,870

Other Assets:
Intangible assets, net	16,376	17,977
Due from affiliates	1,502,511	--
Minority investment in subsidiary	3,079,844	3,360,355
Costs in excess of billings	--	9,107
Deposits	69,730	69,730
Total other assets	4,668,461	3,457,169

TOTAL ASSETS	6,658,206	6,951,039

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	1,261,333	1,103,936
Accrued expenses	328,521	464,925
Accrued expenses – deferred employee compensation	360,134	510,243
Income tax payable	151,020	151,020
Accrued interest payable	181,152	695,935
Accrued interest payable – related party	412,365	371,238
Current portion of convertible debentures, net	12,909	2,366,426
Current portion of convertible debentures - related parties, net	1,467,432	1,977,270
Derivative liabilities	6,830,793	7,148,016
Amounts due to minority shareholders	158,284	158,284
Total current liabilities	11,163,943	14,947,293

Long term Liabilities:
Convertible debentures	1,615,100	400,586
Convertible debentures – related party	325,000	--
Total long term liabilities	1,940,100	400,586

Total Liabilities	13,104,043	15,347,879

Commitments and Contingencies

Stockholders' Equity (Deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectively	2,481	2,481
Series G: 800,000 and 800,000 shares issued and outstanding, respectively	800	800
Common stock: $0.0001 par value, 2,500,000,000 authorized 544,445,102 and 117,683,309 shares issued and outstanding, respectively	54,474	11,801
Additional paid in capital	138,107,621	137,975,673
Accumulated deficit	(144,611,213)	(146,387,595)
Total stockholders' equity (deficit)	(6,445,837)	(8,396,840)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,658,206	$6,951,039

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Three Months Ended		Six Months Ended
		Restated		Restated
	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Revenue	$1,493,003	$1,149,559	$2,387,242	$2,062,363
Costs of goods sold	448,662	439,064	520,363	716,727
Gross profit	1,044,341	710,495	1,866,879	1,345,636

Operating expenses:
Research and development	--	(51,783)	--	268,807
Sales, general and administrative expenses	658,784	1,965,682	1,390,372	3,148,723
Total operating expenses	658,784	1,913,899	1,390,372	3,417,530

Income (loss) from operations	385,557	(1,203,404)	476,507	(2,071,894)

Other Income (Expense):
Gain (loss) on extinguishment of debt	125,109	6,350	2,676,722	21,598
Other expense	--	(560,000)	(75,000)	(560,000)
Amortization of note discount	(560,192)	--	(1,120,383)	--
Equity loss from investee	(140,032)	(161,471)	(280,511)	(161,471)
Change in fair value of derivative instruments	3,504,980	(8,691)	304,832	2,419)
Change in fair value of derivative instruments – affiliate	556	(29,972)	2,778	(42,806)
Interest expense	(73,173)	(629,642)	(162,888)	(1,200,835)
Interest expense – related party	(26,108)	(36,236)	(43,155)	(76,708)
Total other income (expense), net	2,831,140	(1,419,662)	1,302,395	(2,017,803)

Income (loss) before provision for income taxes	3,216,697	(2,623,066)	1,778,902	(4,089,697)

(Provision for)/benefit from income taxes	--	--	(2,520)	--

Net income (loss)	$3,216,697	$(2,623,066)	$1,776,382	$(4,089,697)

Weighted average common shares outstanding, basic	443,077,211	15,552,350	227,120,692	17,507,302
Weighted average common shares outstanding, diluted	78,848,772,951	15,552,350	78,848,772,951	17,507,302

Earnings (Loss) per Share:
Income (loss) from continuing operations – basic	$0.01	$(0.17)	$0.00	$(0.26)

Income (loss) from continuing operations – diluted	$0.00	$(0.17)	$0.00	$(0.26)

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Six Months Ended
	6/30/2016	6/30/2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,776,382	(4,089,697)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles	1,601	1,601
Amortization of note discount	1,120,383	--
Loss (gain) on extinguishment of debt	(2,676,722)	(21,598)
Change in fair value of derivatives	(307,610)	40,387
Recognition of intrinsic value of beneficial conversion feature	--	745,048
Equity losses from investee	280,511	161,471
Bad debt expense	10,000	--
Expenses incurred by issuance of debentures	2,028	5,244

Changes in operating assets and liabilities:
Accounts receivable	(161,364)	156,574
Deposits	400,000	--
Prepaid expenses	600	(18,793)
Billings in excess	9,107	(18,478)
Due from affiliate	--	(46,708)
Inventory	138,500	--
Other receivables	(40,000)	--
Deferred revenue	--	44,550
Accrued interest	162,888	450,543
Accrued interest – related party	41,127	42,708
Accounts payable and accrued expenses	(9,008)	2,347,928
Net cash provided by operating activities	748,423	(199,218)

CASH FLOW FROM INVESTING ACTIVITIES
Loans to development partners – related parties	(1,231,475)	--
Net cash provided by(used in) investing activities	(1,231,475)	--

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible debentures	(402,074)	(228,869)
Net cash provided by (used in) financing activities	(402,074)	(228,869)

Net increase (decrease) in cash	(885,126)	(428,087)
Cash at beginning of period	1,877,991	587,021
Cash at end of period	$992,865	$158,934

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

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

We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. During the six months ended June 30, 2016, four customers each provided over 10% of our revenue and 73% of total revenue in the aggregate; during the six months ended June 30, 2015, four customers each provided over 10% of our revenue, including two customers that accounted for more than 50% of sales (See Note 4, Significant Accounting Policies for Revenue Recognition policies).

NOTE 3	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded income from operations of $476,507 for the six months ended June 30, 2016. As of June 30, 2016, the Company had $993,000 in cash, and current liabilities exceeded current assets by about $9.2 million, which included derivative liabilities of $6.8 million and $1.5 million in convertible debentures. Neither of these items is required to be serviced out of the Company's regular cash flows.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, "Earnings per Share," whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the three and six ended June 30, 2015, we reported net losses and, in accordance with ASC 260, dilutive instruments were excluded from the net loss per share calculation for such periods. However, during the three and six months ended June 30, 2016, we reported net income and accordingly included potentially dilutive instruments in the fully diluted net income per share calculation.

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

In March 2016, the FASB issued ASU 2016-09 (Topic 718), Improvements to Employee Share-Based Payment Accounting. The new guidance will change how companies account for certain aspects of share-based payments to employees. The Company will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled (i.e., additional paid-in capital or APIC pools will be eliminated). The guidance is effective for fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the possible impact of ASU 2016-09, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

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

For the six months ended June 30, 2015, the fair value of embedded derivative liabilities was determined using the present value model calculating fair value based on the conversion discount as well as the present value based on term and bond rate. The following assumptions were used: (1) conversion discounts of 10%; (2) term of less than one year to 7 years and (3) bond rate of 10%.

For the six months ended June 30, 2016, the fair value of most embedded derivative liabilities was determined using the present value model calculating fair value based on the conversion discount as well as the present value based on term and bond rate. The following assumptions were used: (1) conversion discounts of 10%; (2) term of less than one year to 7 years and (3) bond rate of 10%. The Company also used the Black Scholes methodology with a weighted probability calculation for conversion features with a reset provision utilizing the following assumptions: (1) conversion price discounts of 10% to 50%; (2) estimated life of 1.50 years; (3) the US Treasury rate for two year maturities; (4) 325% volatility; (5) dividend yield of zero, and rate of 0.14 percent.

During the six months ended June 30, 2016 and 2015, the change in the fair value of the derivative resulted in an accounting gain (loss) of $307,610 and $(40,387) respectively. As of June 30, 2016, the fair value of the derivative liabilities was $6,830,793.

Fluctuations in the conversion discount percentage have the greatest effect on the value of the conversion liabilities valuations during each reporting period. As the conversion discount percentage increases for each of the related conversion liabilities instruments, the change in the value of the conversion liabilities increases, therefore increasing the liabilities on the Company's balance sheet. The higher the conversion discount percentage, the higher the liability. A 20% change in the conversion discount percentage would result in more than a $550,000 change in our Level 3 fair value.
The following table presents the embedded derivatives, the Company's only financial assets measured and recorded at fair value on the Company's Consolidated Balance Sheets, on a recurring basis and their level within the fair value hierarchy during the six months ended June 30, 2016:

Balance of embedded derivatives at March 31, 2016:
Level 1	$--
Level 2	--
Level 3	6,830,793
Total	$6,830,793

The following table reconciles, for the period ended June 30, 2016, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2015	$7,148,016

Decrease in fair value of derivatives	(54,523)
Reductions in fair value due to repayments/redemptions	(253,087)
Reductions in fair value due to principal conversions	(9,613)
Balance at June 30, 2016	$6,830,793

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

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company's licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at June 30, 2016 and December 31, 2015 were $316,500 and $455,000, respectively.

NOTE 7	DEBT OBLIGATIONS

The following is a summary of the Company's financing arrangements as of June 30, 2015:

6/30/2016
Current portion of convertible debentures:
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	$2,399
Susan Schneider, 6% interest, conversions at 90% of market	10,510
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	1,439,900
Related Party Debenture, 6% interest, no conversion discount	27,532
Total current portion of convertible debentures	$1,480,341,

Long term convertible debentures:
Gerova Asset Backed Holdings, LP, 2% interest, no conversion discount	175,000
Long Side Ventures, 6% interest, conversion at 90% of market	219,717
Cantrell Winsness Technologies, LLC, 2% interest, conversion at 100% of market	325,000
TRK Management LLC, 6% interest, no conversion discount	100,000
EXO Opportunity Fund, LLC, 6% interest, conversion at 90% of market	4,500,000
Note discount	(3,379,617)
Total long term convertible debentures	$1,940,100

A total of $6,800,058 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) as of June 30, 2016 and the Company's ability to meet such obligations:
Year	Amount
2016	$1,480,341
2017	4,625,000
2018	694,717
2019	--
2020	--
Thereafter	--
Total minimum payments due under current and long term obligations	$6,800,058

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

On the same date, GreenShift deposited $400,000 in cash into escrow in anticipation of settling an additional $2,939,000 in principal and interest due from GreenShift to various assignees of YAGI ("YAGI Assignees"). The relevant agreement provided that the YAGI Assignees had until March 31, 2016, to accept their respective share of the settlement amount. As of June 30, 2016, the Company paid a total of $379,574 to all but three of the YAGI Assignees, in settlement of about $2,914,000 in debt elimination, and a gain on extinguishment of debt of $2,551,613.

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

GreenShift determined the aggregate value of the YAGI Assignee debentures at December 31, 2015, to be $2,517,902 which represented the aggregate face value of the debentures of $2,263,939 plus the present value of the conversion feature. During the six months ended June 30, 2016, GreenShift negotiated settlements with ten of the YAGI Assignee debentures which resulted in a $249,753 reduction of the fair value of the conversion liability for the period. The carrying value of the YAGI Assignee debentures was $12,909 as of June 30, 2016. The present value of the liability for the conversion feature has reached its estimated settlement value of $1,432 as of June 30, 2016. Interest expense of $386 for these obligations was accrued for the six months ended June 30, 2016.

The Company is prohibited under its loan agreements from issuing common shares at prices lower than those afforded to EXO in the absence of EXO's prior consent. The EXO Debenture provides for adjustments to the conversion price to the extent that the Company issues equity at a lower price in the future. As a result, in any such event, EXO would have the right to receive common shares upon conversion of the EXO Debenture at rates equal to the relevant lower rates. A note discount of $5,000,000 and a derivative liability of $7,484,632 were recorded at the time of the assignment. The Company accounted for the EXO Debenture in accordance with 815-40, Derivatives and Hedging, as the conversion feature embedded in the EXO Debenture could result in the note principal being converted to a variable number of the Company's common shares. The balance of the EXO Debenture (net of the $3,379,617 related note discount) was $1,120,383 at June 30, 2016, 2016. At June 30, 2016, the Company valued the conversion features using a Black-Scholes model with a weighted probability calculation of the conversion price reset feature and the following assumptions: dividend yield of zero, years to maturity of 1.50 years, discount rate of 0.14 percent, and annualized volatility of 325%. During the three and six months ended June 30, 2016, the change in the fair value of the derivative resulted in an accounting gain of $3,504,980 and $54,523, respectively. As of June 30, 2016, the fair value of the derivative liability was $6,681,646.

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC ("MIF") in an aggregate principal amount of $3,988,326 (the "MIF Debentures"). Effective October 1, 2015, MIF assigned $557,500 of its convertible debt to EXO (the "EXO Debenture"). As of December 31, 2015, MIF assigned $100,000 of its balance to TRK Management LLC. During the six months ended June 30, 2016, $67,929 in principal was converted into common stock. As of June 30, 2016, the balance of the MIF Debenture was $1,439,900.

During the year ended December 31, 2015, the Company issued a $400,000 convertible debt to Cantrell Winsness Technologies, LLC ("CWT" and the "CWT Debenture") in exchange for all amounts accrued under the technology agreement and CWT's interest in the Series F Preferred Stock. CWT shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company's common stock at $0.001 per share.  The CWT Debenture matures December 31, 2018. During the six months ended June 30, 2016, the Company paid CWT a total of $75,000. The balance of the CWT Debenture was $325,000 at June 30, 2016.

During the year ended December 31, 2012, the Company incurred $175,000 in convertible debt to Gerova Asset Back Holdings, LP ("Gerova" and the "Gerova Debenture"). Gerova shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company's common stock at a rate equal to 100% of the closing market price for the Company's common stock for the day preceding the conversion date.  The Gerova Debenture matures December 31, 2018. Gerova delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company's former guaranty agreement with Gerova. The balance of the Gerova Debenture was $175,000 at June 30, 2016. Interest expense of $1,745 for these obligations was accrued for the six months ended June 30, 2016.

Effective December 31, 2015, Minority Interest Fund (II), LLC assigned $100,000 of its convertible debt to TRK Management, LLC ("TRK" and the "TRK Debenture").  TRK shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company's common stock at 100% of the market price for the Company's common stock at the time of conversion.  The maturity date on the TRK Debenture has been extended to December 31, 2018. The balance of the TRK Debenture was $100,000 at June 30, 2016. Interest expense of $2,992 for these obligations was accrued for the six months ended June 30, 2016.

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

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into 0.025 shares of common stock. Upon the declaration of dividends on common stock, the holders would be entitled to cumulative dividend rights equal to that of the holders of the number of shares into which the Series B Preferred Shares are convertible, and have voting privileges of one vote to every one common share. At June 30, 2016 and December 31, 2015, there were 2,480,544 shares of Series B Preferred Stock issued and outstanding.

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

During the six months ended June 30, 2016 and 2015, the Company issued a total of 426,761,792 shares and 16,575,787 shares of common stock, respectively, upon conversion in period of $88,207and $224,079, respectively, of principal and accrued interest due pursuant to the Company's various convertible debentures (see Note 7, Debt Obligations, above).

NOTE 10	COMMITMENTS AND CONTINGENCIES

INFRINGEMENT

On October 13, 2009, the U.S. Patent and Trademark Office ("PTO") issued U.S. Patent No. 7,601,858, titled "Method of Processing Ethanol Byproducts and Related Subsystems" (the '858 Patent) to GS CleanTech Corporation, a wholly-owned subsidiary of GreenShift Corporation. On October 27, 2009, the PTO issued U.S. Patent No. 7,608,729, titled "Method of Freeing the Bound Oil Present in Whole Stillage and Thin Stillage" (the '729 Patent) to GS CleanTech. Both the '858 Patent and the '729 Patent relate to the Company's corn oil extraction technologies. GS CleanTech Corporation, our wholly-owned subsidiary, subsequently filed legal actions in multiple jurisdictions alleging infringement by various persons and entities. Multiple additional related suits and countersuits were filed. On May 6, 2010, we submitted a "Motion to Transfer Pursuant to 28 U.S.C. § 1407 for Consolidated Pretrial Proceedings" to the United States Judicial Panel on Multidistrict Litigation (the "Panel") located in Washington, D.C. In this motion, we moved the Panel to transfer and consolidate all pending suits involving infringement of our patents to one federal court for orderly and efficient review of all pre-trial matters. On August 6, 2010, the Panel ordered the consolidation and transfer of all pending suits in the U.S. District Court, Southern District of Indiana for pretrial proceedings (the "MDL Case"). In October 2014, the District Court in Indiana ruled in favor of the defendants in our pending patent infringement matter on their motions for summary judgment alleging that our corn oil extraction patents were invalid, including US Pat. Nos. 7,601,858 and 8,168,037. The summary judgment ruling is not a final judgment.   We disagree with the court's ruling and intend to mount a vigorous appeal at the appropriate time. In addition, a trial on the Defendants' claims of inequitable conduct in connection with several of the asserted patents was conducted in October, 2015.  We are awaiting a decision from the Court, which we expect to be issued in 2016.

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

During the year ended December 31, 2015, the Company issued a $400,000 convertible debt to Cantrell Winsness Technologies, LLC ("CWT" and the "CWT Debenture") in exchange for all amounts accrued under the TAA and CWT's interest in the Series F Preferred Stock. CWT shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company's common stock at $0.001 per share. The CWT Debenture matures December 31, 2018. CWT delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company's Amended and Restated Technology Acquisition Agreement with CWT. The balance of the CWT Debenture was $325,000 at June 30, 2016.

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

As of the six months ended June 30, 2016, the Company had loaned about $30,000 to Plaid Canary Corporation ("PCC"), for use in the development of agricultural technology; about $173,000 to FLUX Carbon Mitigation Fund LLC ("FCMF"), for use in the development of energy technology and businesses; and about $881,000 to Bitzio, Inc. ("Bitzio"), for use in the development of lifestyle technology and businesses. The Company additionally paid about $337,000 in research and development costs on behalf of PCC and agricultural technology. FLUX Carbon Corporation ("FCC") is the beneficial owner of an 80% equity interest in Bitzio, and of the majority of the stock of the companies which own PCC and FCMF. FCC is owned by Kevin Kreisler, our chairman and chief executive officer.

NOTE 12	INVESTMENT IN JOINT VENTURE UNDER THE EQUITY METHOD

The Company's wholly-owned subsidiary, GS CleanTech Corporation, is the owner of 100% of the issued and outstanding membership units of Genarex LLC ("GX"), an entity that in turn holds 36.75% of the issued and outstanding membership units of Genarex FD LLC ("LLC"). LLC was formed in 2015 for the purpose of continuing the development and commercialization of an intellectual property portfolio involving production of carbon-neutral alternatives for fossil fuel derived products ("Bioproducts Portfolio"), which had previously been developed by GX in concert with various third parties. ASC 810 requires the Company to evaluate non-consolidated entities periodically and as circumstances change to determine if an implied controlling interest exists. The Company has evaluated this equity investment and concluded that LLC is a variable interest entity and the Company is not the primary beneficiary. LLC's fiscal year end is December 31. Under the associated agreements, an unaffiliated member of LLC has agreed to provide LLC up to $3 million to fund the continuing development of the Bioproducts Portfolio. The members also assigned their respective interests in the Bioproducts Portfolio to LLC. GX's contribution was valued at $4 million, however, the relevant agreements provide for GX to receive a preferential distribution until it receives approximately $3 million, at which point GX's interest will decrease from 36.75% to 24.50%. The Company engaged two separate third party valuation firms, the first to complete a fairness opinion in respect of the foregoing, and the second to perform a valuation of GX's interest in LLC using the fair value method as defined by FASB ASC 805-10-20. Under this method, fair value is defined as "the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date." Using the income approach, the valuation company used the discounted cash flow method to develop low, mid and high cash projections for LLC's potential business model by estimating the expected cash flows derived from production of LLC's products on a commercial scale. As of June 30 2016, the Company had funded $1,308,660 towards operations and research and development of LLC, of which $1,206,063 has been reimbursed under the relevant joint venture agreements. The following presents unaudited summary financial information for LLC. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company. The investment balance carried on the Company's balance sheet amounts to $3,079,844 as of June 30 2016. The Company's share of the net loss from LLC for the six months ended June 30 2016 was $280,511.

SUMMARIZED UNAUDITED FINANCIAL DATA FOR LLC:

6/30/2016
Current assets	$2,137
Intangible assets, net	3,333,333
Current liabilities	151,042
Members' equity	3,009,900

6/30/2016
Net sales	$--

Operating expenses	477,580
Amortization expense	285,714
Net (loss)	(763,294)

NOTE 13	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the six months ended June 30, 2016 and 2015:

	6/30/2016	6/30/2015

Cash paid for the following:
Interest	$--	$--
Taxes	--	--
Total	--	--
Non-Cash Investing and Financing Activities
Debentures converted into common stock	88,207	224,079
Debenture issued in settlement of contingent liability	--	250,000
Reduction in value of conversion features of convertible debt from conversions	9,613	--

NOTE 14	RESTATEMENT

The Company restated its financial statements for the six months ended June 30, 2015, to correct certain accounting errors related to the recognition of the intrinsic value of beneficial conversion features found in the former agreement with Cantor Colburn LLP (see Note 10, Commitments and Contingencies, above). The table below summarizes the impact of the restatement described above on financial information previously reported on the Company's Forms 10-Q for the period ended June 30, 2015:

	Original	Adjustments	As Restated

Balance Sheet for Six Months Ended 6/30/15:

Additional paid in capital	$126,114,118	$745,048	$126,859,166
Retained earnings	(164,504,760)	(745,048)	(165,249,808)

Income Statement for Three Months Ended 6/30/15:

Interest expense	(232,855)	(396,787)	(629,642)
Net loss	(2,226,279)	(396,787)	(2,623,066)
Earnings per share	(0.14)	(0.03)	(0.17)
Earnings per share - diluted	(0.14)	(0.03)	(0.17)

Income Statement for Six Months Ended 6/30/15:

Interest expense	(455,787)	(745,048)	(1,200,835)
Net loss	(3,344,649)	(745,048)	(4,089,697)
Earnings per share	(0.22)	(0.04)	(0.26)
Earnings per share - diluted	(0.22)	(0.04)	(0.26)

Cash Flow Statement for Six Months Ended 6/30/15:

Net loss	(3,344,649)	(745,048)	(4,089,697)
Intrinsic value of beneficial conversion feature	--	745,048	745,048

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues for the three months ended June 30, 2016 were $1.5 million as compared to $1.1 million generated during the three months ended June 30, 2015. The increase in revenue during 2016 as compared to 2015 was due to an increase in event-driven engineering services revenue, the amount of corn oil produced and royalties paid by our licensees, and commodity price fluctuation. Revenue in future periods will remain subject to variance in connection with a number of factors, including the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the three months ended June 30, 2016 were approximately $449,000 from about $439,000 during 2015. We generated approximately $1.0 million in gross profit for the three months ended June 30, 2016 as compared to about $710,000 for the three months ended June 30, 2015. The increase in cost of sales is related mainly to the increase in engineering related service costs. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the three months ended June 30, 2016 and 2015 were about $659,000 and $1.9 million, respectively. Operating expenses during 2016 included approximately $104,000 in professional fees, of which approximately $75,000 was accrued and not paid during the three months. By contrast, operating expenses during 2015 included approximately $1.2 million in professional fees, of which approximately $1.2 million was accrued and not paid during the three months.  Our legal costs during 2015 were incurred primarily in connection with our ongoing litigation for patent infringement. We produced about $386,000 in operating income during 2016 as compared to about $1.2 million in operating loss in 2015.

Other income, for the three months ended June 30, 2016 was approximately $2.8 million, while other expense, net, for the three months ended June 30, 2015 was approximately $1.4 million. The amount for 2016 included $125,109 in gain on extinguishment of debt as well as about $99,000 in accrued interest and $560,000 in amortization of note discount as compared to $6,350 in gain on extinguishment of debt as well as about $270,000 in accrued interest expense and $397,000 related to the recognition of the intrinsic value of beneficial conversion features incurred in 2015.

Net income for three months ended June 30, 2016 was about $3.2 million as compared to net loss of about $2.6 million for the three months ended June 30, 2015.

DERIVATIVES

We accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss will usually be material to our results. The principal amount on our convertible debentures was $6.8 million as of June 30, 2016, and the unamortized note discount was $3.4 million. For the three months ended June 30, 2016, a gain for the change in fair value of the derivative of about $3.5 million was recognized for these debentures.  The total derivative liability as of June 30, 2016, was $6,830,793.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues for the six months ended June 30, 2016 were $2.4 million as compared to $2.1 million generated during the six months ended June 30, 2015. The increase in revenue during 2016 as compared to 2015 was due to an increase in event-driven engineering services revenue, the amount of corn oil produced and royalties paid by our licensees, and commodity price fluctuation. Revenue in future periods will remain subject to variance in connection with a number of factors, including the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the six months ended June 30, 2016 were $520,000 as compared to about $720,000 for the same period last year. We generated approximately $1.9 million in gross profit for the six months ended June 30, 2016 as compared to about $1.3 million from the first six months of 2015. The decrease in cost of sales is related mainly to the new TAA agreement with CWT. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the six months ended June 30, 2016 and 2015 were about $1.4 million and $3.4 million, respectively. Operating expenses during 2016 included approximately $324,000 in professional fees, of which approximately $100,000 was accrued and not paid during the six months. By contrast, operating expenses during 2015 included about $1.7 million in professional fees, of which approximately $1.3 million was accrued and not paid during the six months, as well as about $174,000 in research and development costs which was reduced by costs incurred less reimbursed costs that were funded by a third party.  Our legal costs during 2015 were incurred primarily in connection with our ongoing litigation for patent infringement. We produced about $477,000 in operating income during 2016 as compared to about $2.1 million in operating loss in 2015.

Other income, net, for the six months ended June 30, 2016 was about $1.3 million, as compared to other expense, net, of about $2.0 million in 2015. The amount for 2016 included approximately $2.7 million in gain on extinguishment of debt. $1.1 million in amortization of note discount and $75,000 in other expense as compared to $22,000 in gain on extinguishment of debt and $560,000 in other expense for 2015 as well as about $206,000 in accrued interest expense incurred in 2016 as compared to about $530,000 in accrued interest expense and $745,000 related to the recognition of the intrinsic value of beneficial conversion features incurred in 2015.

Net income for the six months ended June 30, 2016 was approximately $1.8 million as compared to net loss of about $4.1 million during the same period in 2015.

DERIVATIVES

We accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss will usually be material to our results. The principal amount on our convertible debentures was $6.8 million as of June 30, 2016, and the unamortized note discount was $3.4 million. For the six months ended June 30, 2016, a gain for the change in fair value of the derivative of about $308,000 was recognized for these debentures.  The total derivative liability as of June 30, 2016, was $6,830,793.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity during 2016 was cash produced by our operations. During the six months ended June 30, 2016, we produced about $748,000 in cash from our operating activities, used about $1.2 million in our investing activities, as well as about $402,000 in our financing activities, primarily to repay debt to YA Global Investments, L.P. assignees. During the June 30, 2015, we used about $200,000 in net cash and our financing activities used about $229,000 (from repayment of debentures). Our cash balances at June 30, 2016, and December 31, 2015, were about $993,000 and $1.9 million, respectively. The Company had a working capital deficit of about $9.2 million at June 30, 2016; however, our current liabilities included approximately that amount in obligations convertible into Company common stock, including application of discounts and the associated derivative liabilities.

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

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company's financial reporting requirements. As a result, Management concluded that the Company's disclosure controls and procedures were not effective at June 30, 2016.

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

During the six months ended June 30, 2016, the Company issued a total of 426,761,792 shares to the Company's various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $88,207. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity's own account. There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of GreenShift's Form 10-Q for the quarter ended June 30, 2016:

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

GREENSHIFT CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chairman, Chief Executive Officer, Chief Financial Officer &
Chief Accounting Officer

Date:		August 19, 2016