Form 10-Q
period 2016-09-30
GREENSHIFT CORP
filed 2016-11-15
CIK 1269127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of November 11, 2016, there were 1,413,490,221 shares of common stock outstanding.

GREENSHIFT CORPORATION
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2016, AND DECEMBER 31, 2015

	(Unaudited)
	9/30/2016	12/31/2015
ASSETS
Current Assets

Cash	$897,938	$1,877,991
Accounts receivable, net of doubtful accounts	447,351	309,196
Deposits, current	--	400,000
Inventories, net	316,500	455,000
Due from affiliates	--	271,264
Loans receivable	225,500	160,500
Prepaid expenses and other assets	19,320	19,919
Total current assets	1,906,609	3,493,870

Other Assets:
Intangible assets, net	15,575	17,977
Due from affiliates	2,160,365	--
Minority investment in subsidiary	2,887,324	3,360,355
Costs in excess of billings	--	9,107
Deposits	69,730	69,730
Total other assets	5,132,994	3,457,169

TOTAL ASSETS	7,039,603	6,951,039

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	1,170,663	1,103,936
Accrued expenses	328,521	464,925
Accrued expenses – deferred employee compensation	285,134	510,243
Income tax payable	151,020	151,020
Accrued interest payable	255,103	695,935
Accrued interest payable – related party	417,111	371,238
Current portion of convertible debentures, net	12,909	2,366,426
Current portion of convertible debentures - related parties, net	1,423,317	1,977,270
Derivative liabilities	13,635,686	7,148,016
Amounts due to minority shareholders	158,284	158,284
Total current liabilities	17,837,748	14,947,293

Long Term Liabilities:
Convertible debentures	2,180,132	400,586
Convertible debentures – related party	325,000	--
Total long term liabilities	2,505,132	400,586

Total Liabilities	20,342,880	15,347,879

Commitments and Contingencies

Stockholders' Equity (Deficit):
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series B: 2,480,544 and 2,480,544 shares issued and outstanding, respectively	2,481	2,481
Series G: 800,000 and 800,000 shares issued and outstanding, respectively	800	800
Common stock: $0.0001 par value, 2,500,000,000 authorized, 965,801,720 and 117,683,309 shares issued and outstanding, respectively	96,612	11,801
Additional paid in capital	138,111,776	137,975,673
Accumulated deficit	(151,514,946)	(146,387,595)
Total stockholders' equity (deficit)	(13,303,277)	(8,396,840)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,039,603	$6,951,039

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Three Months Ended		Nine Months Ended
		Restated		Restated
	9/30/2016	9/30/2015	9/30/2016	9/30/2015

Revenue	$1,193,287	$1,134,772	$3,580,529	$3,197,135
Costs of goods sold	33,434	452,255	553,797	1,168,982
Gross profit	1,159,853	682,517	3,026,732	2,028,153

Operating expenses:
Research and development	--	52,632	--	321,439
Sales, general and administrative expenses	393,855	1,533,280	1,784,227	4,682,002
Total operating expenses	393,855	1,585,912	1,784,227	5,003,441

Income (loss) from operations	765,998	(1,903,395)	1,242,505	(2,975,288)

Other Income (Expense):
Gain (loss) on extinguishment of debt	--	5,280	2,676,722	26,878
Other expense	--	--	(75,000)	(560,000)
Miscellaneous income	--	14,730	--	14,730
Amortization of note discount	(566,347)	--	(1,686,730)	--
Equity loss from investee	(192,520)	(239,417)	(473,031)	(400,888)
Change in fair value of derivative instruments	(6,809,876)	670	(6,505,044)	3,089
Change in fair value of derivative instruments – affiliate	834	(13,012)	3,612	(55,818)
Interest expense	(74,097)	(726,969)	(236,985)	(1,927,804)
Interest expense – related party	(27,725)	(34,752)	(70,880)	(111,460)
Total other income (expense), net	(7,669,731)	(993,470)	(6,367,336)	(3,011,273)

Income (loss) before provision for income taxes	(6,903,733)	(1,896,865)	(5,124,831)	(5,986,561)

(Provision for)/benefit from income taxes	--	--	(2,520)	--

Net income (loss)	$(6,903,733)	$(1,896,865)	$(5,127,351)	$(5,986,561)

Weighted average common shares outstanding, basic	709,810,590	25,699,222	389,191,752	20,267,949
Weighted average common shares outstanding, diluted	709,810,590	25,699,222	389,191,752	20,267,949

Earnings (Loss) per Share:
Income (loss) from continuing operations – basic	$(0.01)	$(0.07)	$(0.01)	$(0.30)

Income (loss) from continuing operations – diluted	$(0.01)	$(0.07)	$(0.01)	$(0.30)

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Nine Months Ended
	9/30/2016	9/30/2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,127,351)	(5,986,561)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles	2,402	2,402
Amortization of note discount	1,686,730	--
Loss (gain) on extinguishment of debt	(2,676,722)	(26,878)
Change in fair value of derivatives	6,501,432	52,729
Recognition of intrinsic value of beneficial conversion feature	--	1,927,804
Equity losses from investee	473,031	400,888
Bad debt expense	10,000	--
Expenses incurred by issuance of debentures	6,104	5,244

Changes in operating assets and liabilities:
Accounts receivable	(148,155)	268,357
Deposits	400,000	(20,000)
Prepaid expenses	600	(13,662)
Billings in excess	9,107	--
Due from affiliate	--	(99,092)
Inventory	138,500	--
Other receivables	(65,000)	--
Deferred revenue	--	44,550
Accrued interest	236,839	678,254
Accrued interest – related party	45,873	77,460
Costs in excess of billings	--	(23,726)
Accounts payable and accrued expenses	(174,532)	3,206,827
Net cash provided by operating activities	1,318,858	(188,902)

CASH FLOW FROM INVESTING ACTIVITIES
Loans to development partners – related parties	(1,889,329)	--
Net cash provided by (used in) investing activities	(1,889,329)	--

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible debentures	(409,582)	(238,869)
Net cash provided by (used in) financing activities	(409,582)	(238,869)

Net increase (decrease) in cash	(980,053)	(427,771)
Cash at beginning of period	1,877,991	587,021
Cash at end of period	$897,938	$159,250

The notes to the Consolidated Financial Statements are an integral part of these statements.

GREENSHIFT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

REFERENCES TO THE COMPANY

In this Quarterly Report on Form 10-Q, the terms "we," "our," "us," "GreenShift," or the "Company" refer to GreenShift Corporation, and its subsidiaries on a consolidated basis. The term "GreenShift Corporation" refers to GreenShift Corporation on a standalone basis only, and not its subsidiaries.

The condensed balance sheet at December 31, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We generate revenue by licensing our technologies to ethanol producers in exchange for ongoing royalty and other license fees. During the nine months ended September 30, 2016, four customers each provided over 10% of our revenue and 67% of total revenue in the aggregate; during the nine months ended September 30, 2015, four customers each provided over 10% of our revenue, including two customers that accounted for more than 50% of sales (See Note 4, Significant Accounting Policies for Revenue Recognition policies).

NOTE 3	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded income from operations of $1,242,505 for the nine months ended September 30, 2016. As of September 30, 2016, the Company had approximately $898,000 in cash, and current liabilities exceeded current assets by about $15.9 million, which included derivative liabilities of $13.6 million and $1.4 million in convertible debentures. Neither of these items is required to be serviced out of the Company's regular cash flows, except in the event of a demand by a debenture-holder after a default.

The Company's parent, Bitzio, Inc. ("Bitzio"), paid $2.5 million to the Company which was drawn from a loan of $2.9 million made to Bitzio by TCA Global Credit Master Fund, LP ("TCA"). The loan was made on December 31, 2015, pursuant to a Senior Secured Revolving Credit Facility Agreement (the "Credit Agreement"), under which TCA may lend to Bitzio up to $5.0 million. The Company and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, have executed a Guaranty Agreement dated December 31, 2015, in favor of TCA. In the Guaranty Agreement, the Company and each of its subsidiaries guaranteed payment of all amounts due to TCA under the Credit Agreement. By separate agreements, the Company and each subsidiary pledged all its assets to secure the guaranty to TCA.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, "Earnings per Share," whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Dilutive net loss per share excludes potential common shares issuable upon conversion of all derivative securities if the effect is anti-dilutive. Thus, common stock issuable upon exercise or conversion of options, warrants, convertible preferred stock, or convertible debentures are excluded from computation of diluted net loss per share, but are included in computation of diluted net income per share. During the three and nine months ended September 30, 2016 and 2015, we reported net losses and, in accordance with ASC 260, dilutive instruments were excluded from the net loss per share calculation for such periods.

FINANCIAL INSTRUMENTS

The carrying values of accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values due to their short-term maturities. The carrying values of the Company's long-term debt approximate their fair values based upon a comparison of the interest rate and terms of such debt to the rates and terms of debt currently available to the Company. It was not practical to estimate the fair value of the convertible debt. In order to do so, it would be necessary to obtain an independent valuation of these unique instruments. The cost of that valuation would not be justified considering the materiality of the instruments to the Company.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipt and Cash Payments. The new guidance addresses certain classification issues related to the statement of cash flows which will eliminate the diversity of practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 2017. Early adoption is permitted. The Company is currently evaluating the possible impact of ASU 2016-15, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The new guidance amends the consolidation guidance on how a reporting entity that is the single decision make of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The guidance is effective for fiscal years beginning after December 2016. Early adoption is permitted. The Company is currently evaluating the possible impact of ASU 2016-17, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

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

For the nine months ended September 30, 2015, the fair value of embedded derivative liabilities was determined using the present value model calculating fair value based on the conversion discount as well as the present value based on term and bond rate. The following assumptions were used: (1) conversion discounts of 10%; (2) term of less than one year to 7 years and (3) bond rate of 10%.

For the nine months ended September 30, 2016, the fair value of most embedded derivative liabilities was determined using the present value model calculating fair value based on the conversion discount as well as the present value based on term and bond rate. The following assumptions were used: (1) conversion discounts of 10%; (2) term of less than one year to 7 years and (3) bond rate of 10%. The Company also used the Black Scholes methodology with a weighted probability calculation for conversion features with a reset provision utilizing the following assumptions: (1) conversion price discounts of 10% to 50%; (2) estimated life of 1.50 years; (3) the US Treasury rate for two year maturities; (4) 325% volatility; (5) dividend yield of zero, and rate of 0.14 percent.

During the nine months ended September 30, 2016 and 2015, the change in the fair value of the derivative resulted in an accounting charge of $6,501,432 and $52,729, respectively. As of September 30, 2016, the fair value of the derivative liabilities was $13,635,686.

Fluctuations in the conversion discount percentage have the greatest effect on the value of the conversion liabilities valuations during each reporting period. As the conversion discount percentage increases for each of the related conversion liabilities instruments, the change in the value of the conversion liabilities increases, therefore increasing the liabilities on the Company's balance sheet. The higher the conversion discount percentage, the higher the liability. A 20% change in the conversion discount percentage would result in more than a $1.1 million change in our Level 3 fair value.
The following table presents the embedded derivatives, the Company's only financial assets measured and recorded at fair value on the Company's Consolidated Balance Sheets, on a recurring basis and their level within the fair value hierarchy during the nine months ended September 30, 2016:

Balance of embedded derivatives at September 30, 2016:
Level 1	$--
Level 2	--
Level 3	13,635,686
Total	$13,635,686

The following table reconciles, for the period ended September 30, 2016, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2015	$7,148,016

Increase in fair value of derivatives	6,755,353
Reductions in fair value due to repayments/redemptions	(253,921)
Reductions in fair value due to principal conversions	(13,762)
Balance at September 30, 2016	$13,635,686

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

The Company maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to the Company's licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at September 30, 2016 and December 31, 2015 were $316,500 and $455,000, respectively.

NOTE 7	DEBT OBLIGATIONS

The following is a summary of the Company's financing arrangements as of September 30, 2016:

9/30/2016
Current portion of convertible debentures:
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	$2,399
Susan Schneider, 6% interest, conversions at 90% of market	10,510
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	1,403,293
Related Party Debenture, 6% interest, no conversion discount	20,024
Total current portion of convertible debentures	$1,436,226

Long term convertible debentures:
Gerova Asset Backed Holdings, LP, 2% interest, no conversion discount	175,000
Long Side Ventures, 6% interest, conversion at 90% of market	218,402
Cantrell Winsness Technologies, LLC, 2% interest, conversion at 100% of market	325,000
TRK Management LLC, 6% interest, no conversion discount	100,000
EXO Opportunity Fund, LLC, 6% interest, conversion at 90% of market	4,500,000
Note discount	(2,813,270)
Total long term convertible debentures	$2,505,132

A total of $6,754,627 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company's ability to fulfill its fixed debt service requirements (net of note discounts) as of September 30, 2016 and the Company's ability to meet such obligations:
Year	Amount
2016	$1,436,226
2017	4,625,000
2018	693,402
2019	--
2020	--
Thereafter	--
Total minimum payments due under current and long term obligations	$6,754,628

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

On the same date, GreenShift deposited $400,000 in cash into escrow in anticipation of settling an additional $2,939,000 in principal and interest due from GreenShift to various assignees of YAGI ("YAGI Assignees"). The relevant agreement provided that the YAGI Assignees had until March 31, 2016, to accept their respective share of the settlement amount. As of September 30, 2016, the Company paid a total of $379,574 to all but three of the YAGI Assignees, in settlement of about $2,914,000 in debt elimination, and a gain on extinguishment of debt of $2,551,613.

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

GreenShift determined the aggregate value of the YAGI Assignee debentures at December 31, 2015, to be $2,517,902 which represented the aggregate face value of the debentures of $2,263,939 plus the present value of the conversion feature. During the nine months ended September 30, 2016, GreenShift negotiated settlements with ten of the YAGI Assignee debentures which resulted in a $249,753 reduction of the fair value of the conversion liability for the period. The carrying value of the YAGI Assignee debentures was $12,909 as of September 30, 2016. The present value of the liability for the conversion feature has reached its estimated settlement value of $1,432 as of September 30, 2016. Interest expense of $581 for these obligations was accrued for the nine months ended September 30, 2016.

The Company is prohibited under its loan agreements from issuing common shares at prices lower than those afforded to EXO in the absence of EXO's prior consent. The EXO Debenture provides for adjustments to the conversion price to the extent that the Company issues equity at a lower price in the future. As a result, in any such event, EXO would have the right to receive common shares upon conversion of the EXO Debenture at rates equal to the relevant lower rates. A note discount of $5,000,000 and a derivative liability of $7,484,632 were recorded at the time of the assignment. The Company accounted for the EXO Debenture in accordance with 815-40, Derivatives and Hedging, as the conversion feature embedded in the EXO Debenture could result in the note principal being converted to a variable number of the Company's common shares. The balance of the EXO Debenture (net of the $2,813,270 related note discount) was $1,686,730 at September 30, 2016. At September 30, 2016, the Company valued the conversion features using a Black-Scholes model with a weighted probability calculation of the conversion price reset feature and the following assumptions: dividend yield of zero, years to maturity of 1.25 years, discount rate of 0.14 percent, and annualized volatility of 325%. During the three and nine months ended September 30, 2016, the change in the fair value of the derivative resulted in an accounting loss of $6,809,876 and $6,755,363, respectively. As of September 30, 2016, the fair value of the derivative liability was $13,635,686.

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC ("MIF") in an aggregate principal amount of $3,988,326 (the "MIF Debentures"). Effective October 1, 2015, MIF assigned $557,500 of its convertible debt to EXO (the "EXO Debenture"). As of December 31, 2015, MIF assigned $100,000 of its balance to TRK Management LLC. During the nine months ended September 30, 2016, $104,536 in principal was converted into common stock. As of September 30, 2016, the balance of the MIF Debenture was $1,403,293.

During the year ended December 31, 2015, the Company issued a $400,000 convertible debt to Cantrell Winsness Technologies, LLC ("CWT" and the "CWT Debenture") in exchange for all amounts accrued under the technology agreement and CWT's interest in the Series F Preferred Stock. CWT shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company's common stock at $0.001 per share.  The CWT Debenture matures December 31, 2018. During the nine months ended September 30, 2016, the Company paid CWT a total of $75,000. The balance of the CWT Debenture was $325,000 at September 30, 2016.

During the year ended December 31, 2012, the Company incurred $175,000 in convertible debt to Gerova Asset Back Holdings, LP ("Gerova" and the "Gerova Debenture"). Gerova shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company's common stock at a rate equal to 100% of the closing market price for the Company's common stock for the day preceding the conversion date.  The Gerova Debenture matures December 31, 2018. Gerova delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company's former guaranty agreement with Gerova. The balance of the Gerova Debenture was $175,000 at September 30, 2016. Interest expense of $2,627 for these obligations was accrued for the nine months ended September 30, 2016.

Effective December 31, 2015, Minority Interest Fund (II), LLC assigned $100,000 of its convertible debt to TRK Management, LLC ("TRK" and the "TRK Debenture").  TRK shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company's common stock at 100% of the market price for the Company's common stock at the time of conversion.  The maturity date on the TRK Debenture has been extended to December 31, 2018. The balance of the TRK Debenture was $100,000 at September 30, 2016. Interest expense of $4,504 for these obligations was accrued for the nine months ended September 30, 2016.

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

SERIES B PREFERRED STOCK

Each share of Series B Preferred Stock may be converted by the holder into 0.025 shares of common stock. Upon the declaration of dividends on common stock, the holders would be entitled to cumulative dividend rights equal to that of the holders of the number of shares into which the Series B Preferred Shares are convertible, and have voting privileges of one vote to every one common share. At September 30, 2016 and December 31, 2015, there were 2,480,544 shares of Series B Preferred Stock issued and outstanding.

SERIES G PREFERRED STOCK

On December 31, 2015, GreenShift filed with the Delaware Secretary of State a Certificate of Designation of Series G Preferred Stock, designating 800,000 shares of preferred stock as Series G Preferred Stock. The Series G shares may be converted by the holder into Company common stock. The conversion ratio is such that the full 800,000 Series G shares convert into GreenShift common shares representing 80% of the fully diluted common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). The holder of Series G shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series G Shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Company common shareholders; the holders of Series G shares will receive the dividend that would be payable if the Series G shares were converted into GreenShift common shares prior to the dividend. In the event of a liquidation of GreenShift, the holders of 800,000 Series G shares will receive a preferential distribution equal to 80% of the net assets available for distribution to the shareholders. On December 31, 2015, GreenShift issued 700,000 shares of Series G Preferred Stock to a wholly-owned subsidiary of Bitzio in exchange for 862,500 shares of GreenShift's Series D Preferred Stock, as well as the contractual right to receive an additional 124,875 Series D Shares. On the same date, Bitzio purchased an additional 100,000 Series G Shares in exchange for $2,500,000 in cash. The Series G Preferred Stock were recorded at stated value due to the fact that the transactions were between entities under common control.

ASC 480, Distinguishing Liabilities from Equity, sets forth the requirements for determination of whether a financial instrument contains an embedded derivative that must be bifurcated from the host contract, therefore the Company evaluated whether the conversion feature for Series G Preferred Stock would require such treatment; one of the exceptions to bifurcation of the embedded conversion feature is that the conversion feature as a standalone instrument would be classified in stockholders' equity. Management has determined that the conversion option would not be classified as a liability as a standalone instrument, therefore it meets the exception for bifurcation of the embedded derivative under ASC 815, Derivatives and Hedging. ASC 815 addresses whether an instrument that is not under the scope of ASC 480 would be classified as liability or equity; one of the factors that would require liability classification is if the Company does not have sufficient authorized shares to affect the conversion. If a company could be required to obtain shareholder approval to increase the company's authorized shares in order to net-share or physically settle a contract, share settlement is not controlled by the company. The majority of the Company's outstanding shares of Series G Preferred Stock are owned by Bitzio, Inc. The majority shareholder of Bitzio, Inc., is FLUX Carbon Corporation ("FCC"), an entity owned by Kevin Kreisler, the chairman of the Company. If all the Series G shares held by Bitzio were converted and exceeded the number of authorized common shares, there would be no contingent factors or events that a third party could bring up that would prevent Mr. Kreisler from causing the Company to authorize the additional shares. There would be no need to go to anyone outside the Company for approval since Mr. Kreisler, through FCC, controls the Company's majority shareholder. As a result, the share settlement is controlled by the Company and with ASC 815. The Company assessed all other factors in ASC 815 to determine how the conversion feature would be classified. The only conditions under which the Company would be required to redeem its convertible preferred stock for cash would be in the event of a liquidation of the Company or in the event of a cash-out merger of the Company.

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

During the nine months ended September 30, 2016 and 2015, the Company issued a total of 848,118,411 shares and 34,741,502 shares of common stock, respectively, upon conversion in period of $126,130 and $267,032, respectively, of principal and accrued interest due pursuant to the Company's various convertible debentures (see Note 7, Debt Obligations, above).

NOTE 10	COMMITMENTS AND CONTINGENCIES

INFRINGEMENT

On October 13, 2009, the U.S. Patent and Trademark Office ("USPTO") issued U.S. Patent No. 7,601,858, titled "Method of Processing Ethanol Byproducts and Related Subsystems" (the '858 Patent) to GS CleanTech Corporation, a wholly-owned subsidiary of GreenShift Corporation. On October 27, 2009, the USPTO issued U.S. Patent No. 7,608,729, titled "Method of Freeing the Bound Oil Present in Whole Stillage and Thin Stillage" (the '729 Patent) to GS CleanTech. Both the '858 Patent and the '729 Patent relate to the Company's corn oil extraction technologies. GS CleanTech Corporation, our wholly-owned subsidiary, subsequently filed legal actions in multiple jurisdictions alleging infringement by various persons and entities. Multiple additional related suits and countersuits were filed. On May 6, 2010, we submitted a "Motion to Transfer Pursuant to 28 U.S.C. § 1407 for Consolidated Pretrial Proceedings" to the United States Judicial Panel on Multidistrict Litigation (the "Panel") located in Washington, D.C. In this motion, we moved the Panel to transfer and consolidate all pending suits involving infringement of our patents to one federal court for orderly and efficient review of all pre-trial matters. On August 6, 2010, the Panel ordered the consolidation and transfer of all pending suits in the U.S. District Court, Southern District of Indiana for pretrial proceedings (the "MDL Case").

In October 2014, the District Court in Indiana ruled in favor of the defendants on their motions for summary judgment alleging that our corn oil extraction patents were invalid, including U.S. Patent Nos. 7,601,858 (the "'858 patent"); 8,008,516 (the "'516 patent"); 8,008,517 (the "'517 patent"); and 8,283,484 (the "'484 patent" and, collectively, the "Patents in Suit"). In rendering that decision, among other things, the court agreed with the defendants that the inventions giving rise to the Patents in Suit were "reduced to practice" in 2003 as a result of limited, confidential small-scale bench testing, and that an invalidating "offer for sale" occurred when the inventors submitted a confidential non-public letter to an operating ethanol plant in 2003 in connection with the inventors' efforts to conduct a confidential full-scale feasibility test. That full-scale feasibility test eventually occurred in May 2004. Our first patent application was filed shortly thereafter.

In September 2016, the District Court ruled that the Patents in Suit were additionally unenforceable, concluding that since it had previously determined that the invention had been "reduced to practice" and "offered for sale" in 2003, the only reasonable inference that could be drawn was that our inventors and attorneys knowingly withheld material information with the intent to deceive the USPTO about the timing of the "reduction to practice" (i.e., that the invention was "ready for patenting" after the 2003 bench test as alleged by the defendants, instead of 2004 as our inventors and attorneys believed).

CleanTech strongly disagrees with the District Court's conclusions in each ruling, and believes that each decision relied heavily on an erroneous determination that the inventions were "reduced to practice" in 2003 as a result of the limited, small-scale bench testing – the first experimentation ever conducted by the inventors. Critically, no jury trial or hearing was ever held in respect of the material factual determinations supporting the court's 2014 ruling, including material factual issues that should have resulted in the right to a jury trial.

Further, in connection with ongoing patent filings, the USPTO allowed CleanTech's corn oil extraction patents after considering the very information that the court found to have been withheld, and upon which the bulk of the court's recent ruling was based. All of the information alleged to have been "knowingly withheld" from the USPTO in connection with the Patents in Suit was provided to and considered by the USPTO prior to issuance of several additional patents that are not explicitly discussed in the prior rulings (U.S. Patent Nos. 9,212,334 (the "'334 patent"); 9,108,140 (the "'140 patent"); 9,320,990 (the "'990 patent"); and 9,012,668 (the "'668 patent" and, collectively, the "New Patents")).

Consequently, in October 2016, CleanTech filed a motion under Rule 59 to vacate or alter the court's prior rulings, in part on the foregoing bases, but also based on the logic of new Federal Circuit law, which, if applied to this case, should exclude the inventors' 2003 confidential non-public letter from the scope of the on-sale bar applicable to commercial offers for sale.

Under applicable standards, a patent is not invalid until and unless a final judgment of invalidity is rendered after all available appeals have been exhausted. Neither the October 2014 nor the September 2016 ruling is a final non-appealable judgment. CleanTech intends to mount a vigorous appeal of both rulings to the extent that they are not modified in connection with CleanTech's pending Rule 59 Motion, a ruling on which can be expected within the next two to six months

OTHER MATTERS

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

On September 10, 2012, Long Side Ventures commenced an action entitled Long Side Ventures and Sunny Isles Ventures, LLC, LLC v. GreenShift et. al., in the United States District Court for the Southern District of New York, alleging breach of contract and other causes of action for which the plaintiff seeks damages of about $250,000 plus costs.  On February 24, 2015, the Company entered into a settlement agreement pursuant to which the plaintiff is to receive $150,000 in cash and securities in the amount of $250,000. The Company accrued the entire $400,000 judgment on its books as of the year ended December 31, 2014. During the nine months ended September 30, 2014, the Company issued a debenture to Long Side Ventures in the amount of $250,000 (see Note 7, Debt Obligations, above).  The Company has already paid the $150,000 due in cash under the settlement agreement.  Nevertheless, there is a current dispute with the plaintiffs as to whether the Company and the other defendants have performed their obligations under the settlement agreement, and whether the plaintiffs have the right to declare a default under the settlement agreement.  The Company has taken the position that it has fully performed and intends to vigorously contest any alleged default. Upon the performance of the terms of the Settlement Agreement, the Action will be dismissed against the Company and the other defendants.

On October 10, 2013, Golden Technology Management, LLC, and other plaintiffs commenced an action entitled Golden Technology Management, LLC, et al. v. NextGen Acquisition, Inc. et al. in the Supreme Court of the State of New York, County of New York, alleging breach of contract and other causes of action against the Company in connection with the acquisition of NextGen Fuel, Inc. by a former subsidiary. Plaintiffs seek damages in excess of $3,200,000 plus prejudgment interest and costs.   On December 22, 2014, the court granted summary judgment as to the former subsidiary's liability for payment of the sum of $3.2 million, plus prejudgment interest and costs.  The plaintiffs have also asserted a claim for alter ego liability for that amount against the Company and the other defendants.  On April 28, 2016, the Appellate Division, First Department, reversed the grant of summary judgment and directed dismissal of the action against all defendants. The plaintiffs have made a motion for leave to appeal to the New York Court of Appeals from the Appellate Division's order directing dismissal of the Action, which motion has not yet been determined.

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

During the year ended December 31, 2015, the Company issued a $400,000 convertible debt to Cantrell Winsness Technologies, LLC ("CWT" and the "CWT Debenture") in exchange for all amounts accrued under the TAA and CWT's interest in the Series F Preferred Stock. CWT shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company's common stock at $0.001 per share. The CWT Debenture matures December 31, 2018. CWT delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company's Amended and Restated Technology Acquisition Agreement with CWT. The balance of the CWT Debenture was $325,000 at September 30, 2016.

During the year ended December 31, 2015, and further to the Company's stated diversification plans, the Company invested in the development of technologies and businesses that are strategically-relevant to the Company's existing operations. The Company's wholly-owned subsidiary, GS CleanTech Corporation, is the owner of 100% of the issued and outstanding membership units of Genarex LLC ("GX"), an entity that in turn holds 36.75% of the issued and outstanding membership units of Genarex FD LLC ("LLC"). LLC was formed in 2015 for the purpose of continuing the development and commercialization of an intellectual property portfolio involving production of carbon-neutral alternatives for fossil fuel derived products ("Bioproducts Portfolio"), which had previously been developed by GX in concert with various third parties. Under the associated agreements, an unaffiliated member of LLC has agreed to provide LLC up to $3 million to fund the continuing development of the Bioproducts Portfolio. As of September 30, 2016, the Company extended and had about $143,000 in outstanding receivables due from GFD, which amount has since been paid.

As of the nine months ended September 30, 2016, the Company had loaned about $30,000 to Plaid Canary Corporation ("PCC"), for use in the development of agricultural technology; about $220,000 to FLUX Carbon Mitigation Fund LLC ("FCMF"), for use in the development of energy technology and businesses; and about $1.3 million to Bitzio, Inc. ("Bitzio"), for use in the development of lifestyle technology and businesses. The Company additionally paid about $456,000 in research and development costs during 2016 on behalf of PCC and agricultural technology. FLUX Carbon Corporation ("FCC") is the beneficial owner of an 80% equity interest in Bitzio, and of the majority of the stock of the companies which own PCC and FCMF. FCC is owned by Kevin Kreisler, our chairman and chief executive officer.

NOTE 12	INVESTMENT IN JOINT VENTURE UNDER THE EQUITY METHOD

The Company's wholly-owned subsidiary, GS CleanTech Corporation, is the owner of 100% of the issued and outstanding membership units of Genarex LLC ("GX"), an entity that in turn holds 36.75% of the issued and outstanding membership units of Genarex FD LLC ("LLC"). LLC was formed in 2015 for the purpose of continuing the development and commercialization of an intellectual property portfolio involving production of carbon-neutral alternatives for fossil fuel derived products ("Bioproducts Portfolio"), which had previously been developed by GX in concert with various third parties. ASC 810 requires the Company to evaluate non-consolidated entities periodically and as circumstances change to determine if an implied controlling interest exists. The Company has evaluated this equity investment and concluded that LLC is a variable interest entity and the Company is not the primary beneficiary. LLC's fiscal year end is December 31. Under the associated agreements, an unaffiliated member of LLC has agreed to provide LLC up to $3 million to fund the continuing development of the Bioproducts Portfolio. The members also assigned their respective interests in the Bioproducts Portfolio to LLC. GX's contribution was valued at $4 million, however, the relevant agreements provide for GX to receive a preferential distribution until it receives approximately $3 million, at which point GX's interest will decrease from 36.75% to 24.50%. The Company engaged two separate third party valuation firms, the first to complete a fairness opinion in respect of the foregoing, and the second to perform a valuation of GX's interest in LLC using the fair value method as defined by FASB ASC 805-10-20. Under this method, fair value is defined as "the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date." Using the income approach, the valuation company used the discounted cash flow method to develop low, mid and high cash projections for LLC's potential business model by estimating the expected cash flows derived from production of LLC's products on a commercial scale. As of September 30, 2016, the Company had funded $1,503,896 towards operations and research and development of LLC, of which $1,360,968 has been reimbursed under the relevant joint venture agreements. The following presents unaudited summary financial information for LLC. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company. The investment balance carried on the Company's balance sheet amounts to $2,887,324 as of September 30 2016. The Company's share of the net loss from LLC for the nine months ended September 30 2016 was $473,031.

SUMMARIZED UNAUDITED FINANCIAL DATA FOR LLC:

9/30/2016
Current assets	$2,570
Intangible assets, net	3,190,476
Current liabilities	206,702
Members' equity	3,009,900

Nine Months Ended 9/30/2016
Net sales	$--

Operating expenses	858,841
Amortization expense	428,571
Net (loss)	(1,287,413)

NOTE 13	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the nine months ended September 30, 2016 and 2015:

	6/30/2016	6/30/2015

Cash paid for the following:
Interest	$--	$--
Taxes	--	--
Total	--	--
Non-Cash Investing and Financing Activities
Debentures converted into common stock	126,130	267,032
Debenture issued in settlement of contingent liability	--	250,000
Reduction in value of conversion features of convertible debt from conversions	13,762	20,891

NOTE 14	RESTATEMENT

The Company restated its financial statements for the nine months ended September 30, 2015, to correct certain accounting errors related to the recognition of the intrinsic value of beneficial conversion features found in the former agreement with Cantor Colburn LLP (see Note 10, Commitments and Contingencies, above). The table below summarizes the impact of the restatement described above on financial information previously reported on the Company's Forms 10-Q for the period ended September 30, 2015:

	Original	Adjustments	As Restated

Balance Sheet for Nine Months Ended 9/30/15:

Additional paid in capital	$126,153,438	$1,244,306	$127,397,744
Retained earnings	(164,902,366)	(1,244,306)	(166,146,672)

Income Statement for Three Months Ended 9/30/15:

Interest expense	(227,711)	(499,258)	(726,969)
Net loss	(1,397,607)	(499,258)	(1,896,865)
Earnings per share	(0.05)	(0.02)	(0.07)
Earnings per share - diluted	(0.05)	(0.02)	(0.07)

Income Statement for Nine Months Ended 9/30/15:

Interest expense	(683,498)	(1,244,306)	(1,927,804)
Net loss	(4,742,255)	(1,244,306)	(5,986,561)
Earnings per share	(0.23)	(0.07)	(0.30)
Earnings per share - diluted	(0.23)	(0.07)	(0.30)

Cash Flow Statement for Nine Months Ended 9/30/15:

Net loss	(4,742,255)	(1,244,306)	(5,986,561)
Intrinsic value of beneficial conversion feature	--	1,244,306	1,244,306

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

Diversification is important to mitigate the risk that we may not prevail in our ongoing patent infringement litigation.  In October 2014, the District Court in Indiana ruled in favor of the defendants on their motions for summary judgment alleging that our corn oil extraction patents were invalid, including U.S. Patent Nos. 7,601,858 (the "'858 patent"); 8,008,516 (the "'516 patent"); 8,008,517 (the "'517 patent"); and 8,283,484 (the "'484 patent" and, collectively, the "Patents in Suit"). In rendering that decision, among other things, the court agreed with the defendants that the inventions giving rise to the Patents in Suit were "reduced to practice" in 2003 as a result of limited, confidential small-scale bench testing, and that an invalidating "offer for sale" occurred when the inventors submitted a confidential non-public letter to an operating ethanol plant in 2003 in connection with the inventors' efforts to conduct a confidential full-scale feasibility test. That full-scale feasibility test eventually occurred in May 2004. Our first patent application was filed shortly thereafter.

In September 2016, the District Court ruled that the Patents in Suit were additionally unenforceable, concluding that since it had previously determined that the invention had been "reduced to practice" and "offered for sale" in 2003, the only reasonable inference that could be drawn was that our inventors and attorneys knowingly withheld material information with the intent to deceive the USPTO about the timing of the "reduction to practice" (i.e., that the invention was "ready for patenting" after the 2003 bench test as alleged by the defendants, instead of 2004 as our inventors and attorneys believed).

CleanTech strongly disagrees with the District Court's conclusions in each ruling, and believes that each decision relied heavily on an erroneous determination that the inventions were "reduced to practice" in 2003 as a result of the limited, small-scale bench testing – the first experimentation ever conducted by the inventors. Critically, no jury trial or hearing was ever held in respect of the material factual determinations supporting the court's 2014 ruling, including material factual issues that should have resulted in the right to a jury trial.

Further, in connection with ongoing patent filings, the USPTO allowed CleanTech's corn oil extraction patents after considering the very information that the court found to have been withheld, and upon which the bulk of the court's recent ruling was based. All of the information alleged to have been "knowingly withheld" from the USPTO in connection with the Patents in Suit was provided to and considered by the USPTO prior to issuance of several additional patents that are not explicitly discussed in the prior rulings (U.S. Patent Nos. 9,212,334 (the "'334 patent"); 9,108,140 (the "'140 patent"); 9,320,990 (the "'990 patent"); and 9,012,668 (the "'668 patent" and, collectively, the "New Patents")).

Consequently, in October 2016, CleanTech filed a motion under Rule 59 to vacate or alter the court's prior rulings, in part on the foregoing bases, but also based on the logic of new Federal Circuit law, which, if applied to this case, should exclude the inventors' 2003 confidential non-public letter from the scope of the on-sale bar applicable to commercial offers for sale.

Under applicable standards, a patent is not invalid until and unless a final judgment of invalidity is rendered after all available appeals have been exhausted. Neither the October 2014 nor the September 2016 ruling is a final non-appealable judgment. CleanTech intends to mount a vigorous appeal of both rulings to the extent that they are not modified in connection with CleanTech's pending Rule 59 Motion, a ruling on which can be expected within the next two to six months

We believe in our intellectual property rights and the system of checks and balances designed to protect those rights – both in the patent office and the courts, and we will appeal the summary judgment ruling at the appropriate time. Nevertheless, diversification of our revenue mix is key goal for 2016.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues for the three months ended September 30, 2016 were $1.2 million as compared to $1.1 million generated during the three months ended September 30, 2015. The increase in revenue during 2016 as compared to 2015 was due to an increase in event-driven engineering services revenue, the amount of corn oil produced and royalties paid by our licensees, and commodity price fluctuation. Revenue in future periods will remain subject to variance in connection with a number of factors, including the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the three months ended September 30, 2016 were approximately $33,000 from about $452,000 during 2015. We generated approximately $1.2 million in gross profit for the three months ended September 30, 2016 as compared to about $680,000 for the three months ended September 30, 2015. The decrease in cost of sales is related mainly to the modifications to royalties payable. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the three months ended September 30, 2016 and 2015 were about $394,000 and $1.6 million, respectively. Operating expenses during 2016 included approximately $38,000 in professional fees of which approximately $15,000 was accrued and not paid. By contrast, operating expenses during 2015 included approximately $900,000 in professional fees, of which approximately $800,000 was accrued and not paid during the three months ended September 30, 2015.  Our legal costs during 2015 were incurred primarily in connection with our ongoing litigation for patent infringement. We produced about $766,000 in operating income during 2016 as compared to about $1.9 million in operating loss in 2015.

Other expense, net, for the three months ended September 30, 2016 was approximately $7.7 million, while other expense, net, for the three months ended September 30, 2015 was approximately $993,000. The amount for 2016 included a $6.8 million charge for the change in fair value of the derivative, $102,000 in accrued interest and $566,000 in amortization of note discount, as compared to $5,280 in gain on extinguishment of debt, about $308,000 in accrued interest expense, and a $499,000 charge to recognize the intrinsic value of beneficial conversion features incurred in 2015. Net loss for three months ended September 30, 2016 was about $6.9 million as compared to net loss of about $1.9 million for the three months ended September 30, 2015.

DERIVATIVES

We accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss will usually be material to our results. The principal amount on our convertible debentures was $6.8 million as of September 30, 2016, and the unamortized note discount was $2.8 million. For the three months ended September 30, 2016, a loss for the change in fair value of the derivative of about $6.8 million was recognized for these debentures.  The total derivative liability as of September 30, 2016, was $13,635,686.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues for the nine months ended September 30, 2016 were $3.6 million as compared to $3.2 million for the same period in 2015. The increase in revenue during 2016 as compared to 2015 was due to an increase in event-driven engineering services revenue, the amount of corn oil produced and royalties paid by our licensees, and commodity price fluctuation. Revenue in future periods will remain subject to variance in connection with a number of factors, including the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the nine months ended September 30, 2016 were $554,000 as compared to about $1.2 million for the same period last year. We generated approximately $3.0 million in gross profit for the nine months ended September 30, 2016, as compared to about $2.0 million for the first nine months of 2015. The decrease in cost of sales is related mainly to modifications to royalties payable. We expect to achieve increased economies of scale with respect to our costs of sales and gross profit as all of our existing and new licensees commence and achieve full production and as we execute new licenses for our corn oil extraction and other technologies.

Operating expenses for the nine months ended September 30, 2016 and 2015 were about $1.8 million and $5.0 million, respectively. Operating expenses during 2016 included approximately $362,000 in professional fees, of which approximately $100,000 was accrued and not paid during the nine months. By contrast, operating expenses during 2015 included about $2.7 million in professional fees, of which approximately $2.1 million was accrued and not paid during the nine months ended September 30, 2015, as well as about $321,000 in research and development costs which was reduced by reimbursed costs that were funded by a third party.  Our legal costs during 2015 were incurred primarily in connection with our ongoing litigation for patent infringement. We produced about $1.2 million in operating income during 2016, as compared to about $3.0 million in operating loss in 2015.

Other expense, net, for the nine months ended September 30, 2016 was about $6.4 million, as compared to other expense, net, of about $3.0 million in 2015. The amount for 2016 included a $6.5 million charge for the change in fair value of the derivative, $2.7 million in gain on extinguishment of debt, $1.7 million in amortization of note discount, $308,000 in accrued interest, and $75,000 in other expense as compared to $27,000 in gain on extinguishment of debt, $560,000 in other expense for 2015, about $800,000 in accrued interest expense, and about $1.2 million related to the recognition of the intrinsic value of beneficial conversion features incurred in 2015.

Net loss for the nine months ended September 30, 2016 was approximately $5.1 million as compared to net loss of about $6.0 million during the same period in 2015.

DERIVATIVES

We accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss will usually be material to our results. The principal amount on our convertible debentures was $6.8 million as of September 30, 2016, and the unamortized note discount was $2.8 million. For the nine months ended September 30, 2016, a loss for the change in fair value of the derivative of about $6.5 million was recognized for these debentures.  The total derivative liability as of September 30, 2016, was $13,635,686.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity during 2016 was cash produced by our operations. During the nine months ended September 30, 2016, we produced about $1.3 million in cash from our operating activities, used about $1.9 million in our investing activities, as well as about $410,000 in our financing activities, primarily to repay debt to YA Global Investments, L.P. assignees. During the September 30, 2015, we used about $189,000 in net cash in operating activities and our financing activities used about $239,000 (from repayment of debentures). Our cash balances at September 30, 2016, and December 31, 2015, were about $898,000 and $1.9 million, respectively. The Company had a working capital deficit of about $15.9 million at September 30, 2016; however, our current liabilities included approximately that amount in obligations convertible into Company common stock, including application of discounts and the associated derivative liabilities.

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

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). The Company's chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company's financial reporting requirements. As a result, Management concluded that the Company's disclosure controls and procedures were not effective at September 30, 2016.

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

During the nine months ended September 30, 2016, the Company issued a total of 848,118,411 shares to the Company's various convertible debt holders upon their conversion of convertible debenture in the aggregate amount of $126,130. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity's own account. There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of GreenShift's Form 10-Q for the quarter ended September 30, 2016:

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

GREENSHIFT CORPORATION

By:	/s/	KEVIN KREISLER
KEVIN KREISLER
Chairman, Chief Executive Officer, Chief Financial Officer &
Chief Accounting Officer
Date:		November 14, 2016